Form 10-Q
period 1993-12-31
PERKIN ELMER CORP
filed 1994-02-14
CIK 77551

THE PERKIN-ELMER CORPORATION

                            INDEX



                                                 Page
Part I.  Financial Information


Condensed Consolidated Statements of            1
Operations for the Three Months and Six
Months Ended December 31, 1993 and January
31, 1993

Condensed Consolidated Statements of            2
Financial Position at December 31, 1993 and
June 30, 1993

Condensed Consolidated Statements of Cash       3
Flows for the Six Months Ended December 31,
1993 and January 31, 1993

Notes to Unaudited Condensed Consolidated       4
Financial Statements

Management's Discussion and Analysis of         6
Financial Condition and Results of
Operations



Part II.  Other Information                     9

THE PERKIN-ELMER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS unaudited
(Dollar amounts in thousands, except per share amounts)


                                                     Three months ended        Six months ended

                                                     December 31,  January 31,  December 31,  January 31,
                                                     1993          1993         1993          1993
Net revenues                                      $   256,815 $     270,215 $    500,119 $     521,131
Cost of sales                                         133,159       140,434      262,884       273,825

Gross margin                                          123,656       129,781      237,235       247,306

Selling, general and administrative                    73,280        78,956      145,450       155,280
Research, development and engineering                  23,196        21,282       45,361        42,678

Operating income                                       27,180        29,543       46,424        49,348
Interest expense                                       (1,865)       (4,087)      (3,463)       (7,710)
Interest income                                           415         2,035          942         4,386
Other income, net                                       1,569         1,713          141         1,150

Income before income taxes                             27,299        29,204       44,044        47,174

Income taxes                                            5,186         8,705        8,368        15,117

Income from continuing operations                      22,113        20,499       35,676        32,057

Income (loss) from discontinued operations
     (net of income taxes)                                              405      (12,465)        2,259

Income before cumulative effect of
     changes in accounting principles                  22,113        20,904       23,211        34,316

Loss from cumulative effect on prior years of
     changes in accounting principles
     (net of income taxes)                                                                     (83,098)

Net income (loss)                                 $    22,113 $      20,904 $     23,211 $     (48,782)

Per share amounts:
Income from continuing operations                 $      0.50 $        0.46 $       0.80 $        0.72
Income (loss) from discontinued operations                             0.01        (0.28)         0.05

Income before cumulative effect of changes
     in accounting principles                            0.50          0.47         0.52          0.77

Loss from cumulative effect on prior years of
     changes in accounting principles                                                            (1.85)

Net income (loss)                                 $      0.50 $        0.47 $       0.52 $       (1.08)

Dividends per share                               $      0.17 $        0.17 $       0.34 $        0.34


See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)


                                            At December 31,  At June 30,
                                               1993            1993

Assets
                                               (unaudited)
Current Assets
  Cash and cash equivalents                   $  28,274 $    28,582
  Short-term investments                          1,728       1,749
  Accounts receivable, net                      230,743     218,236
  Inventories                                   192,569     179,082
  Prepaid expenses and other current assets      51,508      47,275

      Total current assets                      504,822     474,924

Property, Plant and Equipment, net              158,182     162,689

Other Assets
  Other long-term assets                        144,594     152,735
  Net assets of discontinued operations          61,430      60,722

      Total other assets                        206,024     213,457

Total Assets                                  $ 869,028 $   851,070


Liabilities and Shareholders' Equity

Current Liabilities
  Loans payable                               $ 103,550 $    73,982
  Accounts payable                               67,038      66,172
  Accrued salaries and wages                     33,690      43,350
  Accrued taxes on income                        37,452      38,056
  Other accrued expenses                        140,744     152,435

      Total current liabilities                 382,474     373,995

Long-term debt                                    6,192       7,069
Other long-term liabilities                     165,562     163,401

Shareholders' Equity
  Capital stock                                  45,600      45,600
  Capital in excess of par value                178,739     178,739
  Retained earnings                             171,320     163,861
  Cumulative translation adjustments             (4,954)     (3,931)
  Minimum pension liability                     (31,859)    (31,859)
  Treasury stock, at cost                       (44,046)    (45,805)

      Total shareholders' equity                314,800     306,605

Total Liabilities and Shareholders' Equity    $ 869,028 $   851,070


See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS unaudited
(Dollar amounts in thousands)

                                                            Six months ended
                                                            December 31,   January 31,
                                                            1993           1993
Operating Activities
  Income from continuing operations                        $  35,676 $       32,057
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities
      Depreciation and amortization                           22,254         22,581
      Other, net                                              (2,539)          (132)

  Changes in operating assets and liabilities:
      Increase in accounts receivable                        (20,672)       (13,435)
      Increase in inventories                                (16,154)       (14,638)
      Increase in prepaid expenses and other assets           (5,859)        (6,678)
      Decrease in accounts payable and other liabilities     (12,918)       (21,520)


Net Cash Used by Operating Activities                           (212)        (1,765)

Investing Activities
  Additions to property, plant and equipment
    (net of disposals of $1,659 and $1,364, respectively)    (13,953)       (14,387)
  Marketable securities and short-term investments                            6,646
  Investment in Lynx                                                         (9,581)
  Proceeds from notes receivable and the sale of assets       12,582
  Discontinued operations                                       (869)         4,450
  Legal settlement                                           (15,000)
  Other, net                                                                     32

Net Cash Used by Investing Activities                        (17,240)       (12,840)

Financing Activities
  Proceeds from long-term borrowings                             866            198
  Principal payments on long-term debt                          (866)       (27,340)
  Net change in loans payable                                 30,621         53,554
  Dividends paid                                             (14,933)       (11,423)
  Purchase of treasury stock                                  (6,361)        (4,430)
  Stock issued for stock plans, net of cancellations           7,471          8,620

Net Cash Provided by Financing Activities                     16,798         19,179

Effect of Exchange Rate Changes on Cash                          346         (4,505)

Net change in cash and cash equivalents                         (308)            69

Cash and cash equivalents beginning of period                 28,582         43,106

Cash and cash equivalents end of period                    $  28,274 $       43,175



See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - The condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's Transition Report on Form 10-K for the transition period from August 1, 1992 to June 30, 1993.
 Significant accounting policies disclosed therein have not changed. The financial statements have been restated to reflect the acquisition of Applied Biosystems, Inc. as a pooling of interests and to present the Company's Material Sciences segment as a discontinued operation. Effective June 30, 1993 the Company changed its fiscal year end from July 31 to June 30. Therefore, the financial statements included herein reflect the period from July 1, 1993 through December 31, 1993 for fiscal 1994 and the period from August 1, 1992 through January 31, 1993 for fiscal 1993.



NOTE 2 - Inventories are stated at the lower of cost (on a first-in, first out basis) or market. Inventories are comprised of the following major components:



    (dollar amounts in millions)   December 31, 1993     June 30, 1993


    Raw materials and supplies      $    25.1            $      27.9

    Work-in-process                      19.9                   25.4

    Finished products                   147.6                  125.8

                                    $   192.6            $     179.1





NOTE 3 - Two major issues have been resolved and are included in the six month results. First, the Company paid $15 million to settle potential claims related to the Hubble Space Telescope mirror. In 1989, the Company had sold the unit which performed the work on the telescope to a subsidiary of Hughes Aircraft Company. This settlement resulted in an after-tax charge of $12.1 million and is recorded in discontinued operations in the six month results. In the second issue, the Company received a favorable ruling from the U.S. Tax Court upholding the Company's pricing method on intercompany sales with respect to its operations in Puerto Rico.



NOTE 4 - During the first quarter of fiscal 1994 the Company sold the net assets of its Applied Science Operation to Orbital Sciences Corporation. The Company received cash proceeds of $600,000 and 320,000 shares of Orbital Sciences Corporation common stock which were subsequently disposed of in the second quarter. During the second quarter of fiscal 1994, the Company sold its minority equity investment in MRJ, Inc.

to MRJ Group, Inc. for $3.3 million in cash. In addition, two subordinated notes due from MRJ, Inc. were repaid. The gains from these sales are reflected in other income and were not significant to the Company's results of operations.



NOTE 5 - The Company is required to implement Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" no later than fiscal year 1995. This statement requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in three categories: 1. held-to-maturity securities which are reported at amortized cost, 2. trading securities which are reported at fair value with unrealized gains and losses included in earnings and 3. available for sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder's equity. The Company is currently analyzing the standard to determine the timing and impact, if any, on its financial statements.



NOTE 6 - The unaudited condensed consolidated financial statements reflect, in the opinion of Registrant's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



The following comments should be read in conjunction with "Management's Discussion and Analysis" appearing on pages 19 -
21 of the Company's 1993 Annual Report to Shareholders.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1993



Consolidated net revenues were $256.8 million in the second quarter of fiscal 1994 compared with $270.2 million in the second quarter of fiscal 1993. The prior year included $10 million in revenues from the Company's Applied Science Operation which was sold in the first quarter of this fiscal year. The effects of foreign currency translation reduced revenues by approximately $7 million. Increased demand for life science products, primarily higher unit volumes of DNA sequencers and consumables continued during the second quarter. The U.S. and Far Eastern markets continued to show improvement in the quarter compared to a year ago, which helped offset the recessionary European markets for analytical instruments.



Gross margin as a percentage of net revenues for the second quarter of fiscal 1994 was 48.1% compared with 48.0% in second quarter of fiscal 1993. Increased demand for life science products at favorable margins was offset by pricing strategies in the Far East, aimed at market share improvement. Decreases in unit volume sales in Europe also reduced margins in the quarter when compared with the prior year.



Operating expenses were $96.5 million in the current quarter compared with $100.2 million a year ago. Selling, general and administrative (SG&A) expenses decreased by $5.7 million; favorable effects from currency and reductions in Europe were the primary contributors. Research, development and engineering (R&D) expenses increased $1.9 million in the current quarter. The increase primarily reflects higher spending in the life science business.



Interest expense decreased from $4.1 million a year ago to $1.9 million in the current quarter. The decrease resulted from reduced short-term borrowing levels and lower interest rates. Interest income was $.4 million compared with $2.0 million a year ago. The decrease in interest income was the result of lower long-term notes receivable in fiscal 1994.



Other income was $1.6 million in the current year compared with $1.7 million in fiscal 1993. During the second quarter, the Company sold its interest in MRJ, Inc. to MRJ Group, Inc. (see
Note 4). The gain on the sale of MRJ was recorded in other income and was not significant to the results of operations.



See Results of Operations for the six months ended December 31, 1993 for discussion of the effective income tax rate.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1993



Consolidated net revenues were $500.1 million in the first six months of fiscal 1994 compared with $521.1 million in fiscal 1993. This decrease of $21 million reflects the inclusion in the prior year of $19.5 million of revenues compared to $5 million this year from the Company's Applied Science Operation, which was sold in the first quarter of fiscal 1994, and the effect of currency translation which decreased fiscal 1994 net revenues by approximately $23 million. Operationally, the U.S. and Far Eastern markets improved during the first six months of fiscal 1994 as demand for life science products increased. In the Far East, growing economies helped support the strong demand for life science products and selective pricing strategies in analytical instrument product lines resulted in higher unit sales volumes from year to year. Net revenues in Europe continued to decline from the weak economy and competitive pricing pressures in traditional analytical instruments.



Gross margin as a percentage of net revenues was 47.4% for the first six months of fiscal 1994 compared with 47.5% in fiscal 1993. Increased revenues for life science products at higher returns were offset by reduced volumes in Europe, the effects of currency and selective pricing strategies in the Far East.



SG&A expenses were $145.5 million for the first six months of fiscal 1994 compared with $155.3 million a year ago. Favorable currency effects of approximately $6.7 million and reductions in administrative expenses in Europe were the primary contributors.
  R&D expenses increased $2.7 million year to year as increased expenditures for life science programs offset the favorable effects of currency translation overseas.



Interest expense was $3.5 million in the six months ended December 31, 1993 compared with $7.7 million for the six months ended January 31, 1993. Reduced short-term borrowing levels and lower interest rates were the primary contributors. Interest income was $.9 million in the current year compared with $4.4 million in fiscal 1993. Reductions in long-term notes receivable was the primary reason for the decrease.



The effective income tax rate was 19% compared with 32% in the first six months of the prior year. During the first quarter of this fiscal year the Company received a favorable ruling from the U.S. Tax Court upholding the Company's pricing method on intercompany sales with respect to its operations in Puerto Rico. Resolution of this long-standing dispute with the U.S. government and the additional tax benefits realized from the inclusion of Applied Biosystems' results for a full year reduced the Company's effective tax rate for fiscal 1994.





DISCONTINUED OPERATIONS



The Hubble Telescope pretax settlement of $15 million (see Note
3) and the results of the Company's Material Sciences discontinued operation accounted for an after-tax loss of $12.5 million for the six months ended December 31, 1993.
                                    -7-

FINANCIAL RESOURCES AND LIQUIDITY

The Registrant's cash and cash equivalents aggregated $28.3 million at December 31, 1993, approximately the same level on hand as fiscal year end. Net cash used for operating activities was $.2 million compared to $1.8 million in the prior year. The increase in loans payable of $29.6 million was primarily used to settle potential claims related to the Hubble Space Telescope mirror and to fund combination expenses associated with the Applied Biosystems merger.



Capital expenditures were approximately $16 million in the current year which was approximately the same level of spending a year ago.



RECENTLY ISSUED ACCOUNTING STANDARD



See Note 5 to the Condensed Consolidated Financial Statements.

                 PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11.  Computation of Net Income Per Share.

     (b)  Reports on Form 8-K.

           The Company filed a Current Report on Form 8-K dated October 6, 1993 relating to the announcement of its settlement of potential claims related to the Hubble Space Telescope mirror and its receipt of a favorable ruling from the U.S. Tax Court with respect to its pricing practices involving its Puerto Rican operations.

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE PERKIN-ELMER CORPORATION


                             By:/s/ Gaynor N. Kelley
                                  Gaynor N. Kelley
                                  Chairman and
                                  Chief Executive Officer


                             By:/s/ William F. Emswiler
                                  William F. Emswiler
                                  Vice President, Finance


Dated:  February 11, 1994

                        EXHIBIT INDEX


    Exhibit No.            Exhibit               Page No.

         11           Computation of Net
                       Income Per Share