Form 10-Q
period 1994-03-31
PERKIN ELMER CORP
filed 1994-05-11
CIK 77551

THE PERKIN-ELMER CORPORATION

                            INDEX



                                              Page
Part I.  Financial Information


Condensed Consolidated Statements of            1
Operations for the Three Months and
Nine Months Ended March 31, 1994 and
April 30, 1993

Condensed Consolidated Statements of            2
Financial Position at March 31, 1994
and June 30, 1993

Condensed Consolidated Statements of            3
Cash Flows for the Nine Months Ended
March 31, 1994 and April 30, 1993

Notes to Unaudited Condensed Consolidated       4
Financial Statements

Management's Discussion and Analysis of         6
Financial Condition and Results of
Operations



Part II.  Other Information                     9

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS unaudited
(Dollar amounts in thousands, except per share amounts)


                                                        Three months ended          Nine months ended
                                                      March 31,     April 30,    March 31,     April 30,
                                                        1994          1993          1994         1993
Net revenues                                      $   263,462 $     258,558 $    763,581 $     779,689
Cost of sales                                         134,530       135,590      397,414       409,415

Gross margin                                          128,932       122,968      366,167       370,274

Selling, general and administrative                    76,755        76,942      222,205       232,222
Research, development and engineering                  25,033        22,208       70,394        64,886
Combination costs                                                    28,500                     28,500
Transaction costs                                                    12,500                     12,500

Operating income (loss)                                27,144       (17,182)      73,568        32,166
Interest expense                                       (1,840)       (2,588)      (5,303)      (10,298)
Interest income                                           548         1,798        1,490         6,184
Other income (expense), net                              (672)        1,422         (531)        2,572

Income (loss) before income taxes                      25,180       (16,550)      69,224        30,624

Income taxes                                            4,785           343       13,153        15,460

Income (loss) from continuing operations               20,395       (16,893)      56,071        15,164

Income (loss) from discontinued operations
     (net of income taxes)                                            2,675      (12,465)        4,934

Income (loss) before cumulative effect of
     changes in accounting principles                  20,395       (14,218)      43,606        20,098

Loss from cumulative effect on prior years of
     changes in accounting principles
     (net of income taxes)                                                                     (83,098)

Net income (loss)                                 $    20,395 $     (14,218)$     43,606 $     (63,000)

Per share amounts:
Income (loss) from continuing operations          $      0.45 $       (0.38)$       1.25 $        0.34
Income (loss) from discontinued operations                             0.06        (0.28)         0.11

Income (loss) before cumulative effect of changes
     in accounting principles                            0.45         (0.32)        0.97          0.45

Loss from cumulative effect on prior years of
     changes in accounting principles                                                            (1.85)

Net income (loss)                                 $      0.45 $       (0.32)$       0.97 $       (1.40)

Dividends per share                               $      0.17 $        0.17 $       0.51 $        0.51

See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)


                                            At March 31,     At June 30,
                                               1994             1993

Assets
                                               (unaudited)
Current Assets
  Cash and cash equivalents                   $  20,940   $    28,582
  Short-term investments                          1,193         1,749
  Accounts receivable, net                      254,646       218,236
  Inventories                                   207,557       179,082
  Prepaid expenses and other current assets      55,163        47,275

      Total current assets                      539,499       474,924

Property, Plant and Equipment, net              158,186       162,689

Other Assets
  Other long-term assets                        159,601       152,735
  Net assets of discontinued operations          62,361        60,722

      Total other assets                        221,962       213,457

Total Assets                                  $ 919,647   $   851,070


Liabilities and Shareholders' Equity

Current Liabilities
  Loans payable                               $  91,087   $    73,982
  Accounts payable                               77,259        66,172
  Accrued salaries and wages                     39,189        43,350
  Accrued taxes on income                        42,745        38,056
  Other accrued expenses                        151,606       152,435

      Total current liabilities                 401,886       373,995

Long-Term Debt                                   33,593         7,069
Other Long-Term Liabilities                     167,764       163,401

Shareholders' Equity
  Capital stock                                  45,600        45,600
  Capital in excess of par value                178,739       178,739
  Retained earnings                             181,395       163,861
  Cumulative translation adjustments                413        (3,931)
  Minimum pension liability                     (31,859)      (31,859)
  Treasury stock, at cost                       (57,884)      (45,805)

      Total shareholders' equity                316,404       306,605

Total Liabilities and Shareholders' Equity    $ 919,647   $   851,070


See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS unaudited
(Dollar amounts in thousands)

                                                                          Nine months ended
                                                                    March 31, 1994   April 30, 1993
Operating Activities
  Income from continuing operations                                  $  56,071 $       15,164
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization                                     30,774         33,182
      Transaction and combination costs                                                41,000
      Other, net                                                        (2,723)           453

  Changes in operating assets and liabilities:
      Increase in accounts receivable                                  (36,606)       (12,567)
      Increase in inventories                                          (26,338)       (20,282)
      Increase in prepaid expenses and other assets                    (12,127)       (10,058)
      Increase (decrease) in accounts payable and other liabilities      5,020        (34,798)


Net Cash Provided by Operating Activities                               14,071         12,094

Investing Activities
  Additions to property, plant and equipment
    (net of disposals of $1,125 and $1,473, respectively)              (23,058)       (20,246)
  Marketable securities and short-term investments                         587          7,807
  Investment in Lynx                                                                   (9,581)
  Proceeds from notes receivable and the sale of assets                 12,582
  Discontinued operations                                               (1,883)         4,298
  Legal settlement                                                     (15,000)
  Other, net                                                                              (19)


Net Cash Used by Investing Activities                                  (26,772)       (17,741)

Financing Activities
  Proceeds from long-term borrowings                                    26,586             34
  Principal payments on long-term debt                                                (27,251)
  Net change in loans payable                                           15,988         15,240
  Dividends paid                                                       (22,431)       (18,908)
  Purchase of treasury stock                                           (32,073)        (4,430)
  Stock issued for stock plans, net of cancellations                    17,013         15,183

Net Cash Provided (Used) by Financing Activities                         5,083        (20,132)

Effect of Exchange Rate Changes on Cash                                    (24)        (2,014)

Net change in cash and cash equivalents                                 (7,642)       (27,793)

Cash and cash equivalents beginning of period                           28,582         43,106

Cash and cash equivalents end of period                              $  20,940 $       15,313



See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION



NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - The condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's Transition Report on Form 10-K for the transition period from August 1, 1992 to June 30, 1993. Significant accounting policies disclosed therein have not changed. Effective June 30, 1993 the Company changed its fiscal year end from July 31 to June 30. Therefore, the financial statements included herein reflect the period from July 1, 1993 through March 31, 1994 for fiscal 1994 and the period from August 1, 1992 through April 30, 1993 for fiscal 1993.



NOTE 2 - Inventories are stated at the lower of cost (on a first-in, first out basis) or market. Inventories are comprised of the following major components:





    (dollar amounts in millions)     March 31, 1994     June 30, 1993


    Raw materials and supplies        $   27.7           $   27.9

    Work-in-process                       20.1               25.4

    Finished products                    159.8              125.8

                                      $  207.6           $  179.1





NOTE 3 - Two major issues have been resolved and are included in the nine month results. First, the Company paid $15 million to settle potential claims related to the Hubble Space Telescope mirror. In 1989, the Company had sold the unit which performed the work on the telescope to a subsidiary of Hughes Aircraft Company. This is recorded in discontinued operations in the nine month results. In the second issue, the Company received a favorable ruling from the U.S. Tax Court upholding the Company's pricing method on intercompany sales with respect to its operations in Puerto Rico.



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

NOTE 5 - The Company has entered into a definitive agreement with Sulzer Inc., a wholly-owned subsidiary of Sulzer Ltd., Winterthur, Switzerland for the sale of its Metco Division. The completion of the transaction is subject to customary closing conditions, including receipt of relevant government regulatory approvals. The Company estimates that there will be no appreciable impact on earnings as a result of the sale.



NOTE 6 - The Company is required to implement Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", no later than fiscal year 1995. This statement requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in three categories: 1. held-to-maturity securities which are reported at amortized cost, 2. trading securities which are reported at fair value with unrealized gains and losses included in earnings and 3. available for sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder's equity. The Company is currently analyzing the statement to determine the timing and impact, if any, on its financial statements.



NOTE 7 - The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



The following comments should be read in conjunction with "Management's Discussion and Analysis" appearing on pages 19 -
21 of the Company's 1993 Annual Report to Shareholders.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994



Consolidated net revenues were $263.5 million in the third quarter of fiscal 1994 compared with $258.6 million one year ago. The prior year included $8 million in revenues from the Company's Applied Science Operation which was sold in the first quarter of this fiscal year. The effects of foreign currency translation did not have a significant effect on third quarter results. The favorable effects of currency in the Far East were mitigated by the stronger dollar versus the European currencies.
 Sales in the Far East increased in most of the analytical instrument markets as the Company capitalized on competitive pricing strategies aimed at market share improvement. Revenues in North America grew only slightly in the third quarter as the uncertain economic climate in the United States slowed demand from the Company's pharmaceutical and environmental customers. In Europe, less demand for traditional analytical instruments, strong competition and the continued recessionary environment resulted in sales at a lower level than the prior year.



Gross margin as a percentage of net revenues was 48.9% in the third quarter of fiscal 1994 as compared with 47.6% in fiscal 1993. Favorable gross margin percentages, primarily resulting from product mix in Europe and higher volumes in Latin America, were mitigated by the aforementioned pricing strategies in the Far East being used to increase market share.



Operating expenses were $101.8 million in the current quarter compared with $140.2 million a year ago. Last year's third quarter operating expenses included one-time charges of $41.0 million related to the Applied Biosystems merger. Selling, general and administrative (SG&A) expenses were $76.8 million in the current quarter compared with $76.9 million in the prior year. Expense reductions in Europe were the primary factors holding SG&A expenses level with the prior year. Research, development and engineering expenses for the quarter increased $2.8 million over the prior year. The increase primarily reflects higher spending in life science programs.



Interest expense was $1.8 million in the current quarter as compared with $2.6 million one year ago. The decrease resulted from reduced short-term borrowing levels and lower interest rates. Interest income was $.5 million compared with $1.8 million a year ago. The decrease in interest income was the result of lower long-term notes receivable in fiscal 1994 when compared with the prior year.



Other expense was $.7 million in the current year compared with other income of $1.4 million in fiscal 1993. Lower joint venture income and higher miscellaneous non-operating expenses accounted for the change.



See Results of Operations for the nine months ended March 31, 1994 for discussion of the effective income tax rate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1994



Consolidated net revenues were $763.6 million in the first nine months of fiscal 1994 compared with $779.7 million in fiscal 1993, a decrease of $16.1 million. The prior year included $27.5 million of revenues compared with $5.1 million this year from the Company's Applied Science Operation, which was sold in the first quarter of fiscal 1994. The effect of currency translation decreased fiscal 1994 net revenues by approximately $24 million when compared to the same period in fiscal year 1993. Operationally, the U.S. and Far Eastern markets improved during the first nine months of fiscal 1994 as demand for life science products increased. Higher unit volumes of DNA sequencers has been the primary contributor to the increased life science revenues during fiscal 1994. In the Far East the Company has used selective pricing strategies in analytical instrument product lines to generate higher unit sales volumes from year-to-year. Traditional analytical instrument markets experienced slower demand in the first nine months of fiscal 1994, particularly in Europe, where the soft economy and competitive pricing pressures have weakened sales from year to year.



Gross margin as a percentage of net revenues was 48% for the first nine months of fiscal 1994 compared with 47.5% in fiscal 1993. The improvement resulted from increased higher margin revenues for life science products, partially offset by reduced sales volume in Europe, unfavorable effects of currency translation and selective pricing strategies in the Far East.



SG&A expenses were $222.2 million for the first nine months of this year compared with $232.2 million in fiscal 1993.
Favorable currency effects of approximately $7 million and cost reductions in Europe mitigated higher marketing expenses in the Company's Far Eastern and North American markets. Research, development and engineering expenses rose $5.5 million year-to-year from increased investment in life science programs.



Interest expense was $5.3 million during the nine months ended March 31, 1994 compared with $10.3 million for the first nine months of fiscal 1993. Reduced short-term borrowing levels and lower interest rates contributed to the reduced expense. Interest income was $1.5 million in the current year compared with $6.2 million in fiscal 1993. Reductions in long-term notes receivable was the primary reason for the decrease in interest income.



Other expense for the nine months ended March 31, 1994 was $.5 million compared with other income of $2.6 million in the prior year. During the first six months of fiscal 1994, the Company sold the net assets of its Applied Science Operation to Orbital Sciences Corporation and its interest in MRJ Inc. to MRJ Group Inc. (See Note 4). The gains on sale from both transactions were recorded in other income and were not significant to the results of operations. The reduction in other income was primarily attributed to lower joint venture income and higher miscellaneous non-operating expenses in the current year.



The effective income tax rate was approximately 19% for the first nine months of fiscal 1994 compared with approximately 50% for the first nine months of the prior year. The prior year's nine month results included one-time charges of $41.0 million related to the merger with Applied Biosystems which were not fully deductible for tax purposes, resulting in a higher tax rate. During the first quarter of this fiscal year, the Company received a favorable ruling from the U.S. Tax Court upholding the Company's pricing method on intercompany sales with respect to its operations in Puerto Rico. Resolution of this long-standing dispute with the U.S. government and the additional tax benefits realized from the inclusion of Applied Biosystems' results for a full year also reduced the Company's effective tax rate for fiscal 1994 compared to last year.

DISCONTINUED OPERATIONS



The Hubble Telescope pretax settlement of $15 million (see Note
3) and the results of the Company's Material Sciences discontinued operation accounted for an after-tax loss of $12.5 million for the nine months ended March 31, 1994. During the third quarter, the Company announced that it had entered into a definitive agreement with Sulzer Inc., a wholly-owned subsidiary of Sulzer Ltd., Winterthur, Switzerland, for the sale of its Metco Division. The completion of the transaction is subject to customary closing conditions, including receipt of relevant government regulatory approvals. Management believes that there will be no appreciable impact on earnings from this transaction. (See Note 5).





FINANCIAL RESOURCES AND LIQUIDITY



The Company's cash and cash equivalents aggregated $20.9 million at March 31, 1994, compared with $28.6 million at year end. Net cash provided by operations was $14.1 million for the nine months ended March 31, 1994 as compared with $12.1 million for the prior year's nine month period. Loans payable increased from $74 million at year end to $91.1 million at March 31, 1994 principally to fund combination expenses associated with the Applied Biosystems merger, settle potential claims related to the Hubble Space Telescope Mirror and fund the Company's pension plan. Long-term debt increased from $7.1 million to $33.6 million during fiscal 1994. This increase represents a 3 year term loan for 2.8 billion Yen ($27.3 million). The proceeds from the loan were used to pay down short-term loans payable and to fund working capital requirements of the Company.



Capital expenditures were approximately $24.2 million in the current year versus $21.7 million a year ago.





RECENTLY ISSUED ACCOUNTING STANDARD



See Note 6 to the Condensed Consolidated Financial Statements.





OUTLOOK



Expectations for the remainder of this fiscal year are being impacted by the protracted economic downturn in the European analytical instrument markets and the uncertain climate for environmental and pharmaceutical customers in the United States.
 In the longer term, the Company is encouraged by the accelerating pace of biotechnology advances which it hopes will translate into demand for its life science systems. The Company is also optimistic about the gradual upturn of global analytical instruments markets, especially in the Far East for industrial and chemical applications.

                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11.  Computation of Net Income Per Share.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                         SIGNATURES



      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE PERKIN-ELMER CORPORATION


                             By:  /s/ Gaynor N. Kelley
                                  Gaynor N. Kelley
                                  Chairman and
                                  Chief Executive Officer


                             By:  /s/ William F. Emswiler
                                  William F. Emswiler
                                  Vice President, Finance




Dated:  May 10, 1994
                                      -10-

                        EXHIBIT INDEX


    Exhibit No.            Exhibit               Page No.

         11           Computation of Net
                       Income Per Share