Form 10-K
period 1994-06-30
PERKIN ELMER CORP
filed 1994-09-28
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
           [ X ] Annual Report Pursuant To Section 13 Or 15(d)
                 Of The Securities Exchange Act Of 1934
                 For the Fiscal Year Ended June 30, 1994

                                   OR
         [   ] Transition Report Pursuant To Section 13 Or 15(d)
                 Of The Securities Exchange Act Of 1934
               For the transition period from           to

                      Commission File Number 1-4389

                      The Perkin-Elmer Corporation
         (Exact name of registrant as specified in its charter)
   NEW YORK                            06-0490270
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

   761 Main Avenue, Norwalk, Connecticut            06859-0001

   (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number including area code:      203-762-1000


Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange
        Title of class            on which registered

    Common Stock (par value     New York Stock Exchange
       $1.00 per share)         Pacific Stock Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X      Yes              No

      As of September 6, 1994, 42,489,989 shares of Registrant's Common Stock were outstanding, and the aggregate market value of shares of such Common Stock (based upon the average sales price) held by non-affiliates was approximately $1,269,389,727.


                   DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for Fiscal Year ended June 30, 1994 - Parts I, II, and IV.

     Proxy Statement for Annual Meeting of Shareholders dated September 16, 1994 - Part III.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            PART I

Item 1.                           BUSINESS

     (a) General Development of Business.

      The Perkin-Elmer Corporation was incorporated in 1939 under the laws of the State of New York. Together with its consolidated subsidiaries, The Perkin-Elmer Corporation (hereinafter collectively referred to as "Registrant" or the "Corporation") develops, manufactures, and sells products in the industry segment described in sub-item (c) below.

      On February 18, 1993, the shareholders of Registrant and Applied Biosystems, Inc. ("ABI"), a supplier of automated systems for life science research and related applications, approved the merger of a subsidiary of Registrant with and into ABI which resulted in ABI becoming a wholly-owned subsidiary of Registrant. Effective July 1, 1994, ABI was merged into Registrant and is now the Applied Biosystems division of Registrant.

      On July 29, 1993, Registrant announced plans to divest its Material Sciences segment which consists of its Metco Division ("Metco") headquartered in Westbury, New York. On April 18, 1994, Registrant entered into an agreement with Sulzer Inc. to sell Metco. Registrant expects to complete the sale in calendar year 1994.

      The consolidated financial statements and schedules reflect the merger with ABI as a pooling of interests and present the Corporation's Material Sciences segment as a discontinued operation.

     On May 18, 1993, Registrant amended its By-laws to change Registrant's fiscal year end from July 31 to June 30. Prior to fiscal 1993, the financial statements of ABI and
Registrant's subsidiaries outside the United States were for fiscal years ended June 30, while Registrant's domestic operations reported on a July 31 fiscal year end.

     In fiscal year 1990 Registrant divested the net assets of
what   had   been   its   Semiconductor   Equipment,   Avionic
Instrumentation, and Electro-Optical segments.


     (b) Financial Information About Industry Segments.

     Registrant  is engaged in one business segment  which  is
generally  described as analytical instruments.   Accordingly,
separate segment financial information is not provided.

(c) Narrative Description of Business.


BUSINESS

      Registrant develops, manufactures, markets, sells, and services analytical instrument systems. Included in this industry segment are biochemical analytical instrument systems, consisting of instruments and associated consumable products, for life science research and related applications. These automated systems are used for synthesis, amplification, purification, isolation, analysis and sequencing of nucleic acids, proteins, and other biological molecules. This industry segment also includes analytical instrument systems for determining the composition and molecular structure of chemical substances (both organic and inorganic) and measuring the concentration of materials in a sample. These instruments include: spectrophotometers utilizing a number of analytical techniques; gas and liquid chromatographs; thermal analyzers; thermal cyclers; analytical balances; flame photometers; polarimeters; data-handling devices that are principally designed for use with analytical instruments; and data systems for applications in analytical chemistry. In a joint venture, Perkin-Elmer Sciex Instruments, Registrant is engaged in the manufacture and sale of mass spectrometry instrument systems. Registrant also develops, manufactures, markets, and services on-line, real time, process analysis systems to monitor process quality and environmental purity.

      Registrant's instruments are used by private industry, educational and research institutions, and governmental entities for fundamental research, applied industrial research, quality control, medical research, hospital clinical testing, pollution analysis, drug identification, and forensics.

MARKETING AND DISTRIBUTION

      In the United States, Registrant markets the largest portion of its products directly through its own sales and distribution organization, although certain analytical instruments are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by foreign sales subsidiaries, although some sales are made directly from the United States to foreign customers. In foreign countries where sales potential does not warrant the establishment of a sales subsidiary, sales are made through various representative and distributorship arrangements. Registrant owns or leases sales and service offices in strategic regional locations in the United States, and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Registrant's products is distributed through retail outlets.

RAW MATERIALS

       There are no specialized raw materials that are particularly essential to the operation of Registrant's business. Registrant's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Registrant has multiple commercial sources for most components and supplies but is dependent on single sources for a limited number of such items, in which case Registrant normally secures long term supply contracts.

PATENTS, LICENSES, AND FRANCHISES

      Registrant has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization which are incorporated in Registrant's products or which fall within its fields of interest. Certain licenses under patents have been granted to, and received from, other entities. Registrant is licensed by Hoffmann-La Roche Inc. under patents relating to polymerase chain reaction
technology  ("PCR"), which patents expire July 28,  2004.   In
Registrant's opinion, however, no other single patent or license, or group of patents or licenses, or any franchise, is material to its business as a whole.

      From time to time, Registrant has asserted that various competitors and others are infringing Registrant's patents and similarly, from time to time, others have asserted that Registrant was infringing patents owned by them. Generally, such claims are settled by mutual agreement on a satisfactory basis and have resulted in the granting of licenses by Registrant or the granting of licenses to Registrant.

SEASONAL FLUCTUATIONS

      Registrant's business is not subject to pronounced seasonal fluctuations.

BACKLOG

      Registrant's recorded backlog was approximately $155 million at June 30, 1994 and 1993. With respect to commercial products, it is Registrant's general policy to include in backlog only purchase orders or production releases which have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 1995.

UNITED STATES GOVERNMENT SALES

      No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

COMPETITION

      The industry segment in which Registrant operates is highly competitive and is characterized by the application of advanced technology. There are numerous companies which specialize in, and a number of larger companies which devote a significant portion of their resources to, the development, manufacture, and sale of products which compete with those manufactured or sold by Registrant. Many of Registrant's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industry in which Registrant is engaged. The markets for Registrant's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine Registrant's relative market position, Registrant is confident it is one of the principal manufacturers in its field, marketing a broad line of analytical instruments and life science systems. In addition to competing in terms of the technology that Registrant offers, Registrant competes in terms of price, service, and quality.

RESEARCH, DEVELOPMENT, AND ENGINEERING

      Registrant is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 1994, 1993, and 1992, Registrant spent approximately $94 million, $84 million, and $81 million, respectively, on company sponsored research, development, and engineering activities.

ENVIRONMENTAL MATTERS

      Registrant is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where Registrant operates or maintains facilities. Registrant does not believe that compliance with all environmental provisions will have a material effect on its business, and no material capital expenditures are expected for environmental control.

EMPLOYEES

      As  of  June 30, 1994, Registrant employed 5,954 persons
worldwide.   None of Registrant's United States  employees  is
subject to collective bargaining agreements.

      (d)  Financial  Information About Foreign  and  Domestic
Operations and Export Sales.

      A summary of net revenues to unaffiliated customers, operating income, and identifiable assets attributable to each of Registrant's geographic areas and export sales for the fiscal years 1994, 1993, and 1992 is incorporated herein by reference to Note 6 on Pages 38-40 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

      Registrant's consolidated net revenues to unaffiliated customers in countries other than the United States for the fiscal years 1994, 1993, and 1992 were approximately $607 million, $607 million, and $558 million, or approximately 59%, 60%, and 58%, respectively, of Registrant's consolidated net revenues.

      All of the Registrant's manufacturing facilities outside of the continental United States are located in Germany, the United Kingdom, the Commonwealth of Puerto Rico, Japan, and the Peoples Republic of China. There are currently no material foreign exchange controls or similar limitations restricting the repatriation to the United States of capital or earnings from operations outside the United States.

     (e)  Discontinued Operations


     On July 29, 1993, Registrant announced its plans to divest Metco headquartered in Westbury, New York. Metco produces combustion, electric arc and plasma thermal spray equipment and supplies. Registrant has entered into an agreement with Sulzer Inc., a wholly-owned subsidiary of Sulzer Ltd., Winterthur, Switzerland for the sale of Metco. The completion of the sale is subject to closing conditions, including obtaining relevant government regulatory approvals. The transaction has taken longer to complete than expected due primarily to obtaining necessary government approvals in both the U.S. and Europe. As a result of this and negative operating factors, Registrant recorded an after-tax loss on disposal of $7.7 million during the fourth quarter of fiscal year 1994.

     On October 5, 1992, prior to its merger with Registrant, ABI announced the decision to distribute to its shareholders approximately 82% of the stock of its subsidiary, Lynx Therapeutics, Inc. ("Lynx"), the successor to ABI's therapeutics division. The financial statements reflect the Lynx operating results as a discontinued operation. The net assets of Lynx were not significant.

Item 2.                       PROPERTIES

      Listed below are the principal facilities of Registrant as of June 30, 1994. Registrant considers all facilities listed below to be reasonably appropriate for the purpose(s) for which they are used, including manufacturing, research and development, and administrative purposes. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized on the basis of at least one shift. None of the leased facilities is leased from an affiliate of Registrant.


                              Owned or   Expiration   Approximate
   Location                    Leased      Date of    Floor Area
                                           Lease      In Sq. Ft

Norwalk, CT                     Owned                 402,000
Wilton, CT                      Owned                 262,000
San Jose, CA                    Owned                  81,000
Beaconsfield, England           Owned                  70,000
Ueberlingen, Germany            Owned                  65,000
Warrington, England             Owned                  58,000
Narita, Japan                   Owned                  24,000
Irvine, CA                      Owned                  22,000
Foster City, CA                Leased    1994-2000    319,000
Ueberlingen, Germany           Leased    1995-2001    196,000
Llantrinsant, Wales            Leased      1996       113,000
Mayaguez, Puerto Rico          Leased    1997-1998     34,000
Oberschleissheim, Germany      Leased      1995        19,000
Beaconsfield, England          Leased      2005         8,000
Beijing, China                 Leased      1996           350


      In addition to the facilities listed above, Registrant leases space in certain industrial centers for use as sales and service offices and for warehousing. Registrant also owns undeveloped land in Redding, Connecticut, San Jose and Vacaville, California and Oberschleissheim, Germany.

      In addition to the properties used by Registrant in its operations, Registrant owns three facilities in Wilton, Connecticut (aggregating approximately 248,000 square feet) which are currently leased to SVG Lithography Systems, Inc. for a term expiring in 2010, a facility in Garden Grove, California (approximately 82,000 square feet) which is currently leased to OCA Applied Optics, Inc. for a term expiring in 1995, and a facility in Pomona, California (approximately 135,000 square feet) which is currently leased to Orbital Sciences Corporation for a term expiring in 2003. Registrant also owns a facility in Ridgefield, Connecticut (approximately 201,000 square feet), a facility in Wilton, Connecticut (approximately 51,000 square feet), and a facility in San Jose, California (approximately 67,000 square feet) which are held for sale or lease.

      Listed below are the principal facilities utilized as of June 30, 1994 by Metco, which is being accounted for as a discontinued operation. Registrant considers such facilities to be reasonably appropriate for the purpose(s) for which they are used, including manufacturing, research and development, and administrative purposes. All properties are maintained in good working order and are substantially utilized on the basis of at least one shift.

                                                 Approximate
                                   Owned or       Floor Area
   Location                         Leased        In Sq. Ft.

Westbury, NY                         Owned          137,000
Duffy Avenue, Hicksville, NY         Owned          103,000
Chobham-Woking, England              Owned           78,000
Hattersheim, Germany                 Owned           69,000
Miller Place, Hicksville, NY         Owned           59,000

Item 3.                    LEGAL PROCEEDINGS

      The Corporation has been named as a defendant in several legal actions arising from the conduct of its normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management of Registrant have a material adverse effect on the financial statements of Registrant. In addition, although no legal claim was filed, the Corporation participated in the United States government's investigation of the Hubble Space Telescope. Registrant settled all of the government's potential claims with regard to this matter on October 4, 1993, for $15 million.

     Registrant is one of approximately 125 third party defendants named in United States of America v. Davis et al. which is pending in the United States District Court for the District of Rhode Island. The third party plaintiffs, who were named as defendants and potentially responsible parties in the Government's initial complaint, seek equitable contribution and indemnification in the event they are found liable for remediation costs relating to the removal of hazardous substances from a site located in Smithfield, Rhode Island (initially estimated by the Government to be $27.8 million but most recently estimated to be $77.5 million). A trial on the question of the third party plaintiffs' liability to the Government has been held, but no decision has been rendered. Until the liability of the third party plaintiffs has been established, the court will not consider the amount of any such liability or the validity of any third party claims. While the Registrant contends that it should have no liability in this case, because of the uncertainty of all litigation, it cannot definitively state that it will incur less than $100,000 in monetary sanctions.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                            PART II

Item 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

      The  principal  United States market where  Registrant's
Common Stock is traded is the New York Stock Exchange, although such stock is also traded on the Pacific Stock
Exchange.

      The following information, which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994, is hereby incorporated by reference in this Form 10-
K: the high and low sales prices of Registrant's Common Stock for each quarterly period during the fiscal years 1994 and 1993 (Note 14, Page 43 of the Annual Report to Shareholders).

     (b) Holders.

      On September 6, 1994, the approximate number of holders of Common Stock of Registrant was 8,975. The approximate number of record holders is based upon the actual number of holders registered in the books of Registrant at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositary trust companies. Note: the calculation of the number of shares of Registrant's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

     (c) Dividends.

      The following information which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994, is hereby incorporated by reference in this Form 10-
K: the amount of quarterly dividends paid during the fiscal years 1994 and 1993 (Note 14, Page 43 of the Annual Report to Shareholders).


Item 6.                  SELECTED FINANCIAL DATA

      Registrant hereby incorporates by reference in this Form
10-K Page 20 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994.

Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Registrant hereby incorporates by reference in this Form
10-K Pages 21-25 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994.

Item 8.                  FINANCIAL STATEMENTS AND
                            SUPPLEMENTARY DATA

      The following financial statements and the supplementary financial information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994 are incorporated by reference in this Form 10-K: the Consolidated Financial Statements and the report thereon of Price Waterhouse LLP dated July 28, 1994, and Pages 26-45 of said Annual Report, including Note 14, Page 43, which contains unaudited quarterly financial information.


Item   9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Registrant has not changed its public accounting firm within 24 months prior to June 30, 1994, the date of Registrant's most recent financial statements.

                             PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS
                          OF THE REGISTRANT

     (a) Identification and Background of Directors.

      Registrant hereby incorporates by reference in this Form 10-K Pages 2-4 of Registrant's Proxy Statement dated September 16, 1994, in connection with its Annual Meeting of Shareholders to be held on October 20, 1994.

     (b) Identification of Executive Officers.

      The following is a list of Registrant's executive officers, their ages, and their positions and offices with the Registrant, as of September 14, 1994.

Name                   Age  Present Positions and Year First Elected

William F. Emswiler    50   Vice President, Finance, Chief Financial Officer (1992)
Julianne A. Grace      56   Vice President (1986), Corporate Relations (1990)
Gaynor N. Kelley       63   Chairman  and  Chief  Executive Officer (1990)
Joseph E. Malandrakis  49   Vice President, Worldwide Operations (1993)
Andre F. Marion        58   Vice President and President, Applied Biosystems Division (1993)
John B. McBennett      56   Corporate Controller (1993)
Michael J. McPartland  45   Vice President, Human Resources (1993)
Riccardo Pigliucci     47   President  and Chief  Operating Officer (1993)
William B. Sawch       40   Vice President, General Counsel and Secretary (1993)
Rhonda L. Seegal       44   Vice President (1991), Treasurer (1988)


     Each of the foregoing named officers was either elected at the last organizational meeting of the Board of Directors held on October 21, 1993 or was elected by the Board since that date. The term of each officer will expire on October 20, 1994, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

     (c) Identification of Certain Significant Employees.

     Not applicable.

     (d) Family Relationships.

      To the best of Registrant's knowledge and belief, there is no family relationship between any of Registrant's directors, executive officers, or persons nominated or chosen by Registrant to become a director or an executive officer.

     (e) Business Experience.

      With respect to the business experience of Registrant's directors and persons nominated to become directors, Registrant hereby incorporates by reference in this Report on Form 10-K Pages 2-4 of Registrant's Proxy Statement dated September 16, 1994, in connection with its Annual Meeting of Shareholders to be held on October 20, 1994. With respect to the executive officers of Registrant, each such officer has been employed by Registrant or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Messrs.

Emswiler, Marion, and McPartland. Mr. Emswiler was elected Vice President of Registrant on May 21, 1992. Prior to his employment by Registrant in May, 1992, Mr. Emswiler was employed by Aquarion Company, a diversified water-quality and related services corporation, for three years, most recently as Senior Vice President and Chief Financial Officer, and prior to that he was employed by American
Home Products Corporation, a worldwide manufacturer and marketer of prescription drugs, medical supplies and diagnostics, over-the-counter medicines, and food products, as Vice President and
Comptroller  and  Vice  President and Treasurer.   Mr.  Marion  was
elected  Vice President of Registrant on February 18, 1993.   Prior
to his employment by Registrant in February, 1993, Mr. Marion was employed by ABI as Chairman of the Board and Chief Executive
Officer.   Mr. Marion was one of the founders of ABI, and had  been
President since 1985. Mr. McPartland was elected Vice President of Registrant on February 18, 1993. Prior to his employment by
Registrant in January, 1993, Mr. McPartland was employed by SmithKline Beecham plc, a worldwide manufacturer of pharmaceutical and  consumer products and clinical laboratory services, from  1980 to 1993, most recently as Senior Vice President and Director, Corporate Personnel.

     (f) Involvement in Certain Legal Proceedings.

      To the best of Registrant's knowledge and belief, none of Registrant's directors, persons nominated to become directors, or executive officers has been involved in any proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons to be directors or executive officers of Registrant.

      (g)  Compliance with Section 16(a) of the Securities Exchange
Act of 1934.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Page 7 of Registrant's Proxy Statement dated September 16, 1994, in connection with its Annual Meeting of Shareholders to be held on October 20, 1994.

Item 11.            EXECUTIVE COMPENSATION

      Registrant hereby incorporates by reference in this Form 10-K Pages 5-13 of Registrant's Proxy Statement dated September 16, 1994, in connection with its Annual Meeting of Shareholders to be held on October 20, 1994.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

      Registrant hereby incorporates by reference in this Form 10-K Page 6 of Registrant's Proxy Statement dated September 16, 1994, in connection with its Annual Meeting of Shareholders to be held on October 20, 1994.

     (b) Security Ownership of Management.

     Information concerning the security ownership of management is hereby incorporated by reference to Pages 2-4 and 6-7 of
Registrant's Proxy Statement dated September 16, 1994, in connection with its Annual Meeting of Shareholders to be held on October 20, 1994.

     (c) Changes in Control.

      Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, which may at a subsequent date result in a change in control of Registrant.

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                              PART IV

Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                         AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements.

     The following consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated July 28, 1994, appearing on Pages 26 through 45 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Shareholders for the fiscal year ended June 30, 1994, is not to be deemed filed as part of this report on Form 10-K.

                                      10-K          Annual
                                    Page No.        Report
                                                   Page No.
Consolidated Statements of
Operations - fiscal years
1994, 1993, and 1992                   --             26


Consolidated Statements of
Financial Position - fiscal years
1994, 1993, and 1992                   --             27


Consolidated Statements of
Cash Flows - fiscal years
1994, 1993, and 1992                   --             28


Consolidated Statements of
Shareholders' Equity - fiscal years
1994, 1993, and 1992                   --             29


Notes to Consolidated Financial
Statements                             --           30-43


Statement of Financial
Responsibility                         --             44


Report of
Price Waterhouse LLP                   --             45


Report of
Deloitte & Touche LLP                  25             --

     (a) 2. Financial Statement Schedules.

      The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Shareholders for the fiscal year ended June 30, 1994. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                  Annual
                                   10-K Page      Report
                                      No.        Page No.
Report of Independent Accountants
  on Financial Statement Schedules     18           --

Schedule VIII - Valuation and
  Qualifying Accounts and Reserves     19           --

Schedule IX - Short-Term Borrowings    20           --

Schedule X - Supplementary
Income Statement Information           21           --

     (a) 3. Exhibits.

 Exhibit
    No.
2(1) Acquisition Agreement dated July 19, 1991, among the Corporation, Hoffmann-La Roche Inc., and Roche Probe, Inc. (Incorporated by reference to Exhibit 1 to Current Report on Form 8-K of the Corporation dated July 19, 1991 (Commission file number 1-4389).)

2(2) Acquisition Agreement dated July 19, 1991, between the Corporation and F. Hoffmann-La Roche Ltd. (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Corporation dated July 19, 1991 (Commission file number 1-4389)).

2(3) Agreement and Plan of Merger, by and among Registrant, Sequence Acquisition Company and Applied Biosystems, Inc. dated as of October 6, 1992. (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Corporation dated October 6, 1992 (Commission file number 1-4389).)

2(4)   Agreement  dated April 18, 1994 between  Sulzer  Inc.
       and The Perkin-Elmer Corporation, as amended through August 31, 1994.

3(i)   Restated   Certificate   of  Incorporation   of   the
       Corporation, as amended through July 1, 1994.

3(i)   Amended  and Restated By-laws of the Corporation,  as
       amended through July 15, 1993. (Incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1993 (Commission file number 1-4389).)

4(1)   Three Year Credit Agreement dated June 1, 1994, among
       Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation.

4(2) Shareholder Protection Rights Agreement dated April 30, 1989, between The Perkin-Elmer Corporation and The First National Bank of Boston. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K of the Corporation dated April 20, 1989 (Commission file number 1-4389).)

10(1) The Perkin-Elmer Corporation 1974 Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(a) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(2) The Perkin-Elmer Corporation 1981 Incentive Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(b) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(3) The Perkin-Elmer Corporation 1984 Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(c) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(4) The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1988 (Commission file number 1-4389).)

10(5)  The  Perkin-Elmer  Corporation 1993  Stock  Incentive
       Plan for Key Employees. (Incorporated by reference to Exhibit 99 to the Corporation's Registration
       Statement on Form S-8 (No. 33-50847).)

10(6) Contingent Compensation Plan for Key Employees of The Perkin-Elmer Corporation, as amended through August 1, 1990. (Incorporated by reference to Exhibit 10(5) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(7) The Perkin-Elmer Corporation Supplemental Retirement Plan as amended through August 1, 1991. (Incorporated by reference to Exhibit 10(6) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1991 (Commission file number 1-4389).)

10(8)  Deferred  Compensation Contract dated July 29,  1974,
       as   amended   through  January  20,  1994,   between
       Registrant and Gaynor N. Kelley.

10(9) Deferred Compensation Contract dated September 22, 1989, between Registrant and Riccardo Pigliucci, as amended through April 15, 1993. (Incorporated by reference to Exhibit 10(9) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(10) Deferred  Compensation Contract dated May  21,  1992, between Registrant and William F. Emswiler. (Incorporated by reference to Exhibit 10(10) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(11) Deferred  Compensation Contract  dated  February  18,
       1993, between Registrant and Andre F. Marion.

10(12) Deferred  Compensation  Contract  dated  January  21,
       1993, between Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(13) Employment Agreement dated November 21, 1991, between
       Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(1) to Quarterly Report on Form 10-Q of the Corporation for the fiscal quarter ended January 31, 1992 (Commission file number 1-
       4389).)

10(14) Employment Agreement dated November 21, 1991, between
       Registrant and Riccardo Pigliucci. (Incorporated by reference to Exhibit 10(3) to Quarterly Report on Form 10-Q of the Corporation for the fiscal quarter ended January 31, 1992 (Commission file number 1-
       4389).)

10(15) Employment  Agreement  dated May  21,  1992,  between
       Registrant and William F. Emswiler. (Incorporated by reference to Exhibit 10(15) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(16) Employment  Agreement  dated  November  1,  1990   as
       amended through December 3, 1992, between Registrant and Andre F.Marion.

10(17) Employment Agreement dated November 21, 1991, between
       Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 Commission file number 1-4389).)

10(18) Consulting  Agreement dated March 17,  1994,  between
       Registrant and Robert H. Hayes.

10(19) The   Excess   Benefit  Plan  of   The   Perkin-Elmer
       Corporation dated August 1, 1984 as amended through June 30, 1993. (Incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(20) 1993    Director   Stock   Purchase   and    Deferred
       Compensation  Plan.  (Incorporated  by  reference  to
       Exhibit   99   to   the  Corporation's   Registration
       Statement on Form S-8 (No. 33-50849).)

10(21) Consulting  Agreement  dated  September   16,   1994,
       between Registrant and Andre F. Marion.

11 Computation of Net Income (Loss) per Share for the five years ended June 30, 1994.

13     Annual Report to Shareholders for 1994.

21     List of Subsidiaries.

23(1)  Consent of Price Waterhouse LLP.


23(2)  Consent of Deloitte & Touche LLP.


27     Financial Data Schedule.

Note: None of the Exhibits listed in Item 14(a) 3 above, except Exhibits 11, 23(1) and 23(2) are included with this Form 10-K Annual Report. Registrant will furnish a copy of any such Exhibit upon written request to the Secretary at the address on the cover of this Form 10-K Annual Report accompanied by payment of $3 for each Exhibit requested.

     (b) Reports on Form 8-K

     Registrant did not file a report on Form 8-K during the last quarter of the period covered by this report.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE PERKIN-ELMER CORPORATION


                           By /s/   William B. Sawch
                                    William B. Sawch
                                    Vice President, General Counsel
                                    and Secretary



Date:  September 15, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.





/s/          G. N. Kelley                        September  15, 1994
Gaynor N. Kelley
Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)


/s/          W. F. Emswiler                      September  15, 1994
William F. Emswiler
Vice President, Finance, Chief Financial Officer
(Principal Financial Officer)


/s/          John B. McBennett                   September 15, 1994
John B. McBennett
Corporate Controller
(Principal Accounting Officer)

/s/          Joseph F. Abely, Jr.                September 15, 1994
Joseph F. Abely, Jr.
Director


/s/          Richard H. Ayers                    September 15, 1994
Richard H. Ayers
Director


/s/          Jean-Luc Belingard                  September 15, 1994
Jean-Luc Belingard
Director


/s/          Robert H. Hayes                     September 15, 1994
Robert H. Hayes
Director


/s/          Donald R. Melville                  September 15, 1994
Donald R. Melville
Director


/s/          Riccardo Pigliucci                  September 15, 1994
Riccardo Pigliucci
Director


/s/          Burnell R. Roberts                   September 15, 1994
Burnell R. Roberts
Director


/s/          John S. Scott                        September 15, 1994
John S. Scott
Director


/s/          Carolyn W. Slayman                   September 15, 1994
Carolyn W. Slayman
Director


/s/          Richard F. Tucker                    September 15, 1994
Richard F. Tucker
Director

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                   FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of The Perkin-Elmer Corporation

      Our audits of the consolidated financial statements referred to in our report dated July 28, 1994, appearing on Page 45 of the 1994 Annual Report to Shareholders of The Perkin-Elmer Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in
Item 14(a)2 of this Form 10-K. We did not audit the Financial Statement Schedules of Applied Biosystems, Inc., a wholly owned subsidiary, as of and for the year ended July 31, 1992. Those schedules were audited by other auditors, whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Applied Biosystems, Inc., is based solely on the report of other auditors. Based upon our audits and the report of other auditors, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                        PRICE WATERHOUSE LLP

Stamford, Connecticut
July 28, 1994

                   THE PERKIN-ELMER CORPORATION
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
  FOR THE FISCAL YEARS ENDED JUNE 30, 1994 AND 1993, AND JULY 31, 1992

(Amounts in thousands)


                                           ALLOWANCE FOR
                                             DOUBTFUL
                                            ACCOUNTS(1)

Balance at July 31, 1991                     $ 5,636

Charged to income in 1992                      2,671

Deductions from reserve in 1992                 (549)

Balance at July 31, 1992                       7,758

Charged to income in 1993                      4,229

Deductions from reserve in 1993               (3,761)

Balance at June 30, 1993                       8,226

Charged to income in 1994                      2,927

Deductions from reserve in 1994               (3,906)

Balance at June 30, 1994                     $ 7,247



(1) Deducted in the Consolidated Statements of Financial Position from accounts receivable.

                           SCHEDULE VIII

                   THE PERKIN-ELMER CORPORATION
                       SHORT-TERM BORROWINGS
   FOR THE YEARS ENDED JUNE 30, 1994 AND 1993, AND JULY 31, 1992

(Amounts in thousands)

COLUMN A    COLUMN B   COLUMN C  COLUMN D   COLUMN E   COLUMN F

                                  Maximum    Average   Weighted
Category               Weighted   Month-End  Amount     Average
    of       Balance    Average    Amount   Outstandi  Interest
Aggregate   At End of  Interest   Outstandi ng During    Rate
Short-Term   Period     Rate At   ng During    the      During
Borrowings              End of       the     Period       the
   (a)                  Period     Period      (b)      Period
                                                         (c)

1994
Bank
Borrowings     $67,752   6.2%       $72,262   $57,324   6.1%
Commercial
Paper          15,800   4.5%        58,250    41,142   3.5%

1993
Bank
Borrowings     $56,932   6.3%       $85,748   $52,975   8.9%
Commercial
Paper           17,050   3.2%        99,800    74,502   3.4%

1992
Bank
Borrowings     $34,262   9.4%       $60,456   $43,941  10.2%
Commercial
Paper           63,932   3.7%        78,100    71,382   4.9%




         (a)       Commercial  Paper  refers  to   unsecured   debt
obligations maturing in fixed periods that range       from  30  to
180  days;  interest at fixed rates is payable on  maturity.   Bank
Borrowings are           unsecured debt obligations including those
due on demand, as well as those with fixed terms. With respect to some Bank Borrowings, interest rates are fixed; in other cases, interest floats in accordance with a prescribed index.

       (b) The average amount outstanding during the period was determined on the basis of average month-end balances of Bank Borrowings and average daily balances for Commercial Paper borrowings.

        (c) For Bank Borrowings and Commercial Paper, the weighted average interest rate during the period was computed by dividing the interest expense for the year by the average amount of short-term borrowings outstanding during the period.


                            SCHEDULE IX

                   THE PERKIN-ELMER CORPORATION
            SUPPLEMENTARY INCOME STATEMENT INFORMATION

(Amounts in thousands)

The following items have been charged to costs and expenses as stated:



                                           For the years ended

                            June 30,      June 30,     July 31,
                             1994          1993         1992

Maintenance and repairs     $17,210       $16,712      $15,763

Advertising costs           $19,325       $17,857      $15,826




The following items have been charged to costs and expenses but do not exceed one percent of net revenues by category:


          - Amortization of intangible assets
          - Royalties
          - Taxes, other than payroll and income taxes


                            SCHEDULE X

                                   THE PERKIN-ELMER CORPORATION
                           COMPUTATION OF NET INCOME(LOSS) PER SHARE
                    (Dollar amounts in thousands, except per share amounts)

                                      1994      1993      1992      1991      1990

Weighted average number of
common shares                        43,857    43,780    43,526    42,091    49,705

Common stock equivalents-
stock options                           816     1,173     1,169         -       130

Weighted average number of
common shares used in
calculating primary
earnings per share                   44,673    44,953    44,695    42,091    49,835

Additional dilutive stock
options under paragraph #42
APB #15                                 172        97       280         -         -

Shares used in calculating
fully diluted earnings
per share                            44,845    45,050    44,975    42,091    49,835

Calculation of primary and
fully diluted earnings per
share:

PRIMARY AND FULLY DILUTED:
Income (loss) from
continuing operations            $   73,978 $  24,444  $ 24,296 $ (16,384) $ 27,697


Income (loss) from
discontinued operations             (22,851)    1,714    10,941    (2,020)   20,913

Income (loss) before cumulative
effect of changes in
accounting principles                51,127    26,158    35,237   (18,404)   48,610

Cumulative effect on prior years
of changes in accounting principles       -   (83,098)        -         -         -

Net income (loss) used in the
calculations of primary and
fully diluted earnings per share $   51,127 $ (56,940) $ 35,237 $ (18,404) $ 48,610

PRIMARY:
Per share amounts:

Income (loss)
from continuing operations       $     1.66 $     .54  $    .54  $   (.39) $    .56

Income (loss)
from discontinued operations           (.52)      .04       .25      (.05)      .42

Income (loss) before
cumulative effect of changes
in accounting principles               1.14       .58       .79      (.44)      .98

Loss from cumulative effect on
prior years of changes in
accounting principles                    -      (1.85)        -         -         -

Net income (loss)                $     1.14 $   (1.27) $    .79  $   (.44) $    .98

FULLY DILUTED:
Per share amounts:

Income (loss)
from continuing operations       $     1.65  $    .54  $    .54  $   (.39) $    .56

Income (loss)
from discontinued operations           (.51)      .04       .24      (.05)      .42

Income (loss) before
cumulative effect of changes
in accounting principles               1.14       .58       .78      (.44)      .98

Loss from cumulative effect on
prior years of changes in
accounting principles                    -      (1.84)        -         -         -

Net income (loss)                $     1.14 $   (1.26) $    .78  $  ( .44) $    .98


                                   EXHIBIT 11

                CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-95451, 33-25218, 33-44191, 33-50847, 33-50849, and
33-58778) of The Perkin-Elmer Corporation of our report dated July 28, 1994, appearing on page 45 of the Annual Report to Shareholders for 1994 of The Perkin-Elmer Corporation which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 18 of this Form 10-K.




PRICE WATERHOUSE LLP







Stamford, Connecticut
September 21, 1994

Deloitte & Touche LLP [LOGO]
50 Fremont Street
San Francisco, California
94105-2230
Telephone: (415) 247-4000
Facsimile: (415) 247-4329

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements of The Perkin-Elmer Corporation on Form S-8 (Nos. 2-95451, 33-25218, 33-44191, 33-50847, 33-50849, and 33-58778) of our
report dated July 29, 1992 (November 5, 1992 as to Notes 13 and 14) (related to the consolidated financial statements and financial statement schedules of Applied Biosystems, Inc. not presented separately therein) appearing in the Annual
Report on Form 10-K of The Perkin-Elmer Corporation for the year ended June 30, 1994.




DELOITTE & TOUCHE LLP

September 21, 1994

[LOGO]

Deloitte & Touche LLP [LOGO]
50 Fremont Street
San Francisco, California 94105-2230
Telephone: (415) 247-4000
Facsimile:   (415) 247-4329


INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
     of Applied Biosystems, Inc.:


We have audited the consolidated balance sheet of Applied Biosystems, Inc. as of June 30, 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year then ended (not presented separately herein). Our audit also included the financial statement schedules (not presented separately herein).
These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Biosystems, Inc. at June 30, 1992, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13, the consolidated statement of operations for the fiscal year ended June 30, 1992 has been reclassified to present the Company's subsidiary, Lynx
Therapeutics, Inc., as a discontinued operation.


Deloitte & Touche LLP


July 29, 1992 (November 5, 1992
    as to Notes 13 and 14)

[LOGO]
                            -25-

          EXHIBIT INDEX

 Exhibit
    No.
2(1) Acquisition Agreement dated July 19, 1991, among the Corporation, Hoffmann-La Roche Inc., and Roche Probe, Inc. (Incorporated by reference to Exhibit 1 to Current Report on Form 8-K of the Corporation dated July 19, 1991 (Commission file number 1-4389).)

2(2) Acquisition Agreement dated July 19, 1991, between the Corporation and F. Hoffmann-La Roche Ltd. (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Corporation dated July 19, 1991 (Commission file number 1-4389)).

2(3) Agreement and Plan of Merger, by and among Registrant, Sequence Acquisition Company and Applied Biosystems, Inc. dated as of October 6, 1992. (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Corporation dated October 6, 1992 (Commission file number 1-4389).)

2(4)   Agreement  dated April 18, 1994 between  Sulzer  Inc.
       and The Perkin-Elmer Corporation, as amended through August 31, 1994.

3(i)   Restated   Certificate   of  Incorporation   of   the
       Corporation, as amended through July 1, 1994.

3(i)   Amended  and Restated By-laws of the Corporation,  as
       amended through July 15, 1993. (Incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1993 (Commission file number 1-4389).)

4(1)   Three Year Credit Agreement dated June 1, 1994, among
       Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation.

4(2) Shareholder Protection Rights Agreement dated April 30, 1989, between The Perkin-Elmer Corporation and The First National Bank of Boston. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K of the Corporation dated April 20, 1989 (Commission file number 1-4389).)

10(1) The Perkin-Elmer Corporation 1974 Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(a) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(2) The Perkin-Elmer Corporation 1981 Incentive Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(b) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(3) The Perkin-Elmer Corporation 1984 Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(c) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(4) The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1988 (Commission file number 1-4389).)

10(5)  The  Perkin-Elmer  Corporation 1993  Stock  Incentive
       Plan for Key Employees. (Incorporated by reference to Exhibit 99 to the Corporation's Registration
       Statement on Form S-8 (No. 33-50847).)

10(6) Contingent Compensation Plan for Key Employees of The Perkin-Elmer Corporation, as amended through August 1, 1990. (Incorporated by reference to Exhibit 10(5) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(7) The Perkin-Elmer Corporation Supplemental Retirement Plan as amended through August 1, 1991. (Incorporated by reference to Exhibit 10(6) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1991 (Commission file number 1-4389).)

10(8)  Deferred  Compensation Contract dated July 29,  1974,
       as   amended   through  January  20,  1994,   between
       Registrant and Gaynor N. Kelley.

10(9) Deferred Compensation Contract dated September 22, 1989, between Registrant and Riccardo Pigliucci, as amended through April 15, 1993. (Incorporated by reference to Exhibit 10(9) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(10) Deferred  Compensation Contract dated May  21,  1992, between Registrant and William F. Emswiler. (Incorporated by reference to Exhibit 10(10) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(11) Deferred  Compensation Contract  dated  February  18,
       1993, between Registrant and Andre F. Marion.

10(12) Deferred  Compensation  Contract  dated  January  21,
       1993, between Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(13) Employment Agreement dated November 21, 1991, between
       Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(1) to Quarterly Report on Form 10-Q of the Corporation for the fiscal quarter ended January 31, 1992 (Commission file number 1-
       4389).)

10(14) Employment Agreement dated November 21, 1991, between
       Registrant and Riccardo Pigliucci. (Incorporated by reference to Exhibit 10(3) to Quarterly Report on Form 10-Q of the Corporation for the fiscal quarter ended January 31, 1992 (Commission file number 1-
       4389).)

10(15) Employment  Agreement  dated May  21,  1992,  between
       Registrant and William F. Emswiler. (Incorporated by reference to Exhibit 10(15) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(16) Employment  Agreement  dated  November  1,  1990   as
       amended through December 3, 1992, between Registrant and Andre F.Marion.

10(17) Employment Agreement dated November 21, 1991, between
       Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 Commission file number 1-4389).)

10(18) Consulting  Agreement dated March 17,  1994,  between
       Registrant and Robert H. Hayes.

10(19) The   Excess   Benefit  Plan  of   The   Perkin-Elmer
       Corporation dated August 1, 1984 as amended through June 30, 1993. (Incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(20) 1993    Director   Stock   Purchase   and    Deferred
       Compensation  Plan.  (Incorporated  by  reference  to
       Exhibit   99   to   the  Corporation's   Registration
       Statement on Form S-8 (No. 33-50849).)

10(21) Consulting  Agreement  dated  September   16,   1994,
       between Registrant and Andre F. Marion.

11 Computation of Net Income (Loss) per Share for the five years ended June 30, 1994.

13     Annual Report to Shareholders for 1994.

21     List of Subsidiaries.

23(1)  Consent of Price Waterhouse LLP.


23(2)  Consent of Deloitte & Touche LLP.


27     Financial Data Schedule.