Form 10-Q
period 1994-09-30
PERKIN ELMER CORP
filed 1994-11-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994

                             OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               Commission file number: 1-4389



                THE PERKIN-ELMER CORPORATION
   (Exact Name of Registrant as Specified in Its Charter)


            New York                                 06-0490270
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)             Identification Number)



                      761 Main Avenue,
              Norwalk, Connecticut   06859-0001
   (Address of Principal Executive Offices, including Zip Code)




Registrant's Telephone Number,Including Area Code:         (203) 762-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes __x_         No ____


Number of shares outstanding of Common Stock, par value $1 per share, as of November 1, 1994: 42,478,866.

                            THE PERKIN-ELMER CORPORATION



                                     INDEX



Part I.  Financial Information                                    Page



Condensed Consolidated Statements of Operations for the             1
Three Months Ended September 30, 1994  and 1993

Condensed Consolidated Statements of Financial Position at          2
September 30, 1994 and June 30, 1994

Condensed Consolidated Statements of Cash Flows for the             3
Three Months Ended September 30, 1994 and 1993

Notes to Unaudited Condensed Consolidated Financial Statements      4

Management's Discussion and Analysis of                             6
Financial Condition and Results of Operations



Part II. Other Information                                          8

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS unaudited
(Dollar amounts in thousands, except per share amounts)



                                               Three months ended September 30,

                                                        1994         1993

Net revenues                                      $   247,278 $     243,304
Cost of sales                                         129,028       129,725

Gross margin                                          118,250       113,579

Selling, general and administrative                    73,681        72,170
Research, development and engineering                  23,288        22,165

Operating income                                       21,281        19,244
Interest expense                                       (2,388)       (1,598)
Interest income                                           620           527
Other expense, net                                     (1,064)       (1,428)

Income before income taxes                             18,449        16,745

Provision for income taxes                              3,505         3,182

Income from continuing operations                      14,944        13,563

Loss from discontinued operations
     (net of income taxes)                                          (12,465)

Net income                                        $    14,944 $       1,098

Per share amounts:
Income from continuing operations                 $      0.35 $        0.30
Loss from discontinued operations                                     (0.28)

Net income                                        $      0.35 $        0.02

Dividends per share                               $      0.17 $        0.17



See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

                                                           At September 30,  At June 30,
                                                                 1994        1994
                                                                 (unaudited)

Assets
Current Assets
  Cash and cash equivalents                                     $  40,691 $    25,003
  Accounts receivable, net                                        228,038     231,564
  Inventories                                                     200,615     201,436
  Prepaid expenses and other current assets                        57,688      56,695

      Total current assets                                        527,032     514,698

Property, Plant and Equipment, net                                148,233     149,071

Other Assets
  Other long-term assets                                          166,334     164,524
  Net assets of discontinued operations                                        56,207

      Total other assets                                          166,334     220,731

Total Assets                                                    $ 841,599 $   884,500

Liabilities and Shareholders' Equity

Current Liabilities
  Loans payable                                                 $  71,188 $    83,552
  Accounts payable                                                 65,920      73,221
  Accrued salaries and wages                                       30,714      41,809
  Accrued taxes on income                                          39,323      38,073
  Other accrued expenses                                          128,379     141,643

      Total current liabilities                                   335,524     378,298

Long-Term Debt                                                     33,899      34,270
Other Long-Term Liabilities                                       184,967     181,500

Shareholders' Equity
  Capital stock                                                    45,600      45,600
  Capital in excess of par value                                  178,739     178,739
  Retained earnings                                               188,279     181,130
  Cumulative translation adjustments                                7,318       5,521
  Net unrealized holding gain on available-for-sale securities      2,002
  Minimum pension liability                                       (36,259)    (36,259)
  Treasury stock, at cost                                         (98,470)    (84,299)

      Total shareholders' equity                                  287,209     290,432

Total Liabilities and Shareholders' Equity                      $ 841,599 $   884,500


See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS unaudited
(Dollar amounts in thousands)

                                               Three months ended September 30,
                                                            1994           1993
Operating Activities
Income from continuing operations                          $  14,944 $       13,563
Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization                            9,928         10,666
      Other, net                                               1,733            796

Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable               5,587         (1,573)



      (Increase) decrease in inventories                       2,420        (11,835)
      Increase in prepaid expenses and other assets           (2,685)       (12,328)
      Decrease in accounts payable and other liabilities     (37,798)       (13,461)

Net Cash Used by Operating Activities                         (5,871)       (14,172)

Investing Activities
Additions to property, plant and equipment
    (net of disposals of $425 and $711, respectively)         (6,003)        (6,732)
Net cash received from sale of assets                         56,207            600

Net Cash Provided (Used) by Investing Activities              50,204         (6,132)

Financing Activities
Principal payments on long-term debt                            (591)          (344)
Net change in loans and dividends payable                     (5,991)        28,181
Dividends declared                                            (7,220)        (7,456)
Purchase of treasury stock                                   (16,027)        (4,903)
Stock issued for stock plans, net of cancellations             1,309          2,332

Net Cash Provided (Used) by Financing Activities             (28,520)        17,810

Effect of Exchange Rate Changes on Cash                         (125)         1,072

Net Change in Cash and Cash Equivalents                       15,688         (1,422)

Cash and Cash Equivalents beginning of period                 25,003         28,582

Cash and Cash Equivalents end of period                    $  40,691 $       27,160


         See accompanying Notes to Condensed Consolidated Financial Statements.

THE PERKIN-ELMER CORPORATION



NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - The condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's (the Company's) Annual Report on Form 10-K for the fiscal year ended June 30, 1994. Significant accounting policies disclosed therein have not changed.



NOTE 2 - Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories are comprised of the following major components:





    (Dollar amounts in millions)   September 30,          June 30,
                                           1994              1994

    Raw materials and supplies        $  25.0               $  24.9

    Work-in-process                      22.0                  22.4

    Finished products                   153.6                 154.1

                                     $  200.6              $  201.4





NOTE 3 - On September 30, 1994, the Company concluded the sale of its Material Sciences segment, consisting of the Company's Metco division (Metco) headquartered in Westbury, New York, to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The Company received net cash proceeds of approximately $56.2 million as a result of the sale. Metco produces combustion, electric arc and plasma thermal spray equipment and supplies. The Company recorded an after-tax loss on the disposal of Metco of $7.7 million during the fourth quarter of fiscal 1994, including a provision of $5.0 million (less applicable taxes of $.8 million) for operating losses during the phase-out period.



NOTE 4 - During the first quarter of fiscal 1994, the Company sold the net assets of its Applied Science Operation (ASO) to Orbital Sciences Corporation. The Company received cash proceeds of $600,000 and 320,000 shares of Orbital Sciences Corporation common stock (which were subsequently disposed of in the second quarter of fiscal 1994 for proceeds of approximately $5.0 million). The gain on the sale was reflected in other income and was not material to the Company's first quarter results.



NOTE 5 - During the first quarter of fiscal 1994, the Company agreed to pay $15.5 million to settle potential claims related to the Hubble Space Telescope mirror. This amount, which included legal costs, was recorded in discontinued operations.

NOTE 6 - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of fiscal 1995. This statement requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in three categories: (1) held-to-maturity securities, which are reported at amortized cost; (2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Held-to-maturity securities with maturities between 1 and 5 years have aggregate fair values of $7.0 million. Those with maturities between 5 and 10 years have aggregate fair values of $17.6 million. The aggregate fair value of available-for-sale securities is $10.0 million with a gross unrealized holding gain of $2.0 million recognized in
shareholders' equity.   There was no impact to earnings as a
result of the adoption of SFAS No. 115.



NOTE 7 - The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for the full year. Certain amounts in the condensed consolidated financial statements have been reclassified for comparative purposes.

THE PERKIN-ELMER CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



The following comments should be read in conjunction with "Management's Discussion and Analysis" appearing on pages 21 -
25 of Registrant's 1994 Annual Report to Shareholders.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994


Consolidated net revenues were $247.3 million in the first quarter of fiscal 1995, compared with $243.3 million in the first quarter of fiscal 1994. Fiscal 1994's first quarter included the results of two units, Applied Science Operation
(ASO) and the Physical Electronics Division (PHI), which were divested during that year. The Company sold ASO during the first quarter of fiscal 1994 and PHI as of the end of the third quarter. These two businesses had net revenues in the prior year quarter of $16.2 million. When measured on a comparable basis, excluding the two units sold, net revenues increased 9%. Currency effects increased net revenues by approximately $7.8 million, primarily from the weaker U.S. dollar compared to European and Far East currencies. Revenues in all geographic areas, with the exception of North America, increased over the prior period. This was primarily the result of a strong opening backlog in both traditional analytical instrument products (organic and inorganic product lines) and life science products.



Gross margin, as a percentage of net revenues, was 47.8% in the current quarter compared with 46.7% during last year's first quarter. The improved gross margin percentage resulted from the favorable effects of currency, a more favorable mix of analytical instrument product sales, and a decrease in sales of lower margin products resulting from the divestitures of ASO and PHI.



Operating expenses were $97.0 million in the current quarter compared with $94.3 million a year ago. Unfavorable currency effects accounted for approximately $2.4 million of the increase in expenses. On a comparable basis, excluding the two units sold, increased worldwide marketing expenses were offset by reductions in administrative expenses. Selling, general and administrative expenses, as a percent of sales, were constant with the prior year. Increased investment in life science programs and the unfavorable effects of currency accounted for the $1.1 million growth in research and development expense.



Interest expense in the first quarter of fiscal 1995 increased
$.8 million from the comparable period in fiscal 1994.   The
increase was the result of higher interest rates and higher borrowings in the quarter. Interest income in the first quarter of fiscal 1995 of $.6 million was consistent with the amount in the prior year's quarter.



Other expense, net, was $1.1 million in the quarter compared with $1.4 million a year ago. The decrease was primarily the result of lower carrying costs for idle real estate. In addition, the first quarter of fiscal 1994 included the gain on the sale of ASO, which was not material to the Company's results. (See Note 4).



The effective income tax rate of 19% was constant with the prior year.

DISCONTINUED OPERATIONS



On September 30, 1994, the Company concluded the sale of its Material Sciences segment, consisting of the Company's Metco division (Metco) headquartered in Westbury, New York, to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The Company received net cash proceeds of approximately $56.2 million as a result of the sale. Metco produces combustion, electric arc and plasma thermal spray equipment and supplies. The Company recorded an after-tax loss on the disposal of Metco of $7.7 million during the fourth quarter of fiscal 1994, including a provision of $5.0 million (less applicable taxes of $.8 million) for operating losses during the phase-out period. Fiscal 1994's first quarter included a $12.5 million loss from discontinued operations. During the first quarter of fiscal 1994, the Company agreed to pay $15.5 million to settle potential claims related to the Hubble Space Telescope mirror. This amount, which included legal costs, was recorded in discontinued operations. In addition, Metco's first quarter fiscal 1994 results were included in discontinued operations.





FINANCIAL RESOURCES AND LIQUIDITY



Cash used by operating activities was $5.9 million in the current quarter. Decreases in accounts payable, payments made to fund the Company's U.S. pension and profit sharing plans and merger related payments were the primary contributors.



Capital expenditures were $6.4 million for the quarter ended
September 30, 1994 compared with $7.4 million in the previous year's first quarter.



As previously mentioned, borrowings were higher during the quarter when compared with the prior year. However, the end of the period balance for short-term borrowings was reduced by a portion of the net proceeds received from the sale of Metco. Borrowings are maintained to fund capital expenditures, purchase treasury stock and pay dividends to shareholders. In the first quarter of fiscal 1995, the Company repurchased 542,700 shares of its common stock totaling $16.0 million. Under existing Board authorization, the Company is authorized to purchase common stock when management deems such action to be in the best interest of its shareholders and the Company, subject to certain limitations.

                 PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-
Holders.

      The Company held its Annual Meeting of Shareholders on October 20, 1994. At such meeting, the shareholders of the Company reelected each of the Company's directors for a new term and ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1995, each as described in the Notice of Annual Meeting and Proxy Statement dated September 16, 1994. The results of the voting of the shareholders with respect to such matters is set forth below.

     I.  Election of Directors.

                                     Total Vote       Total Vote
                                      For Each      Withheld From
                                      Director      Each Director

         Joseph F. Abely, Jr.          37,876,214      337,282
         Richard H. Ayers              37,875,638      337,858
         Jean-Luc Belingard            37,874,956      338,540
         Robert H. Hayes               37,874,610      338,886
         Gaynor N. Kelley              37,852,960      360,536
         Donald R. Melville            37,869,006      344,490
         Riccardo Pigliucci            37,858,189      355,307
         Burnell R. Roberts            37,871,651      341,845
         John S. Scott                 37,873,649      339,847
         Carolyn W. Slayman            37,873,348      340,148
         Richard F. Tucker             37,870,668      342,828


     II.  Ratification of the selection of Price  Waterhouse
          LLP as the Company's independent accountants for the fiscal year ending June 30, 1995.

           FOR       AGAINST     ABSTAIN   NO VOTE

       38,110,086    44,429      58,981       0

Item 5.  Other Events.

      At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Shareholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the
Company:

     Gaynor N. Kelley         Chairman and Chief Executive Officer
     Riccardo Pigliucci       President and Chief Operating Officer

     Peter Barrett            Vice President, Worldwide Sales and Service
     William F. Emswiler      Vice President, Finance
     Julianne A. Grace        Vice President, Corporate Relations
     Michael W. Hunkapiller   Vice President, Strategic Business Units
     Joseph E. Malandrakis    Vice President, Worldwide Operations
     Andre F. Marion          Vice President and President, Applied Biosystems
                              Division
     John B. McBennett        Corporate Controller
     Michael J. McPartland    Vice President, Human Resources
     William B. Sawch         Vice President, General Counsel and Secretary
     Rhonda L. Seegal         Vice President, Treasurer

      On  November  1, 1994, Mr. William F.  Emswiler,  Vice
President,  Finance, was killed in a helicopter accident  in
Mexico.   As  of this date, no replacement for Mr.  Emswiler
has been named.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11.  Computation of Net Income Per Share.

     (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

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

                             THE PERKIN-ELMER CORPORATION


                             By:  /s/ Gaynor N. Kelley
                                  Gaynor N. Kelley
                                  Chairman and
                                  Chief Executive Officer


                             By:  /s/ John B. McBennett
                                  John B. McBennett
                                  Corporate Controller
                                  (Chief Accounting Officer)




Dated:  November 14, 1994

                        EXHIBIT INDEX


    Exhibit No.            Exhibit

         11           Computation of Net
                       Income Per Share