Form 10-Q/A
period 1994-09-30
PERKIN ELMER CORP
filed 1994-12-20
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                         FORM 10-Q/A


[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION
    13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               Commission file number: 1-4389



                THE PERKIN-ELMER CORPORATION
   (Exact Name of Registrant as Specified in Its Charter)


            New York                   06-0490270
         (State or Other            (I.R.S. Employer
         Jurisdiction of         Identification Number)
        Incorporation or
          Organization)

                      761 Main Avenue,
              Norwalk, Connecticut   06859-0001
   (Address of Principal Executive Offices, including Zip Code)




Registrant's Telephone Number, Including Area Code:        (203) 762-1000





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

     (a)  Exhibits.

       11.  Computation of Net Income Per Share
          (incorporated by reference to Exhibit 11 to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994
          (Commission file number
          1-4389)).

       27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/ John B. McBennett
                                   John B. McBennett
                                   Corporate Controller
                                  (On behalf of the Registrant
                                   and as Chief Accounting Officer)





Dated:  December 20, 1994

                        EXHIBIT INDEX


    Exhibit No.            Exhibit

         27             Financial Data
                           Schedule