Form 10-K/A
period 1994-06-30
PERKIN ELMER CORP
filed 1995-01-31
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A
                        AMENDMENT  NO. 1
                               TO
       [ X ] Annual Report Pursuant To Section 13 Or 15(d)
             Of The Securities Exchange Act Of 1934
             For the Fiscal Year Ended June 30, 1994

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
   (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)        Identification No.)


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

 Exhibit
    No.
2(1) Acquisition Agreement dated July 19, 1991, among the Corporation, Hoffmann-LaRoche Inc., and Roche Probe, Inc. (Incorporated by reference to Exhibit 1 to Current Report on Form 8-K of the Corporation dated July 19, 1991 (Commission file number 1-4389).)

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

2(4)     Agreement  dated April 18, 1994 between  Sulzer  Inc.
         and The Perkin-Elmer Corporation, as amended through August 31, 1994.

3(i) Restated Certificate of Incorporation of the Corporation, as amended through July 1, 1994. (Incorporated by reference to Exhibit 3(i) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-
         4389).)

3(ii)    Amended  and Restated By-laws of the Corporation,  as
         amended through July 15, 1993. (Incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1993 (Commission file number 1-4389).)

4(1) Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation. (Incorporated by reference to Exhibit 4(1) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

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

10(8) Deferred Compensation Contract dated July 29, 1974, as amended through January 20, 1994, between Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(8) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

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

10(11) Deferred Compensation Contract dated February 18, 1993, between Registrant and Andre F. Marion. (Incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

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

10(16) Employment Agreement dated November 1, 1990 as amended through December 3, 1992, between Registrant and Andre F.Marion. (Incorporated by reference to
         Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

10(17) Employment Agreement dated November 21, 1991, between Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(18) Consulting Agreement dated March 17, 1994, between Registrant and Robert H. Hayes. (Incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

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

10(21) Consulting Agreement dated September 16, 1994, between Registrant and Andre F. Marion. (Incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

11 Computation of Net Income (Loss) per Share for the five years ended June 30, 1994. (Incorporated by reference to Exhibit 11 to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

13 Annual Report to Shareholders for 1994. (Incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-
         4389).)

21       List of Subsidiaries.  (Incorporated by reference  to
         Exhibit  21  to  Annual Report on Form  10-K  of  the
         Corporation  for  fiscal year  ended  June  30,  1994
         (Commission file number 1-4389).)

23(1) Consent of Price Waterhouse LLP. (Incorporated by reference to Exhibit 23(1) to Annual Report on Form
         10-K  of  the Corporation for fiscal year ended  June
         30, 1994 (Commission file number 1-4389).)

23(2) Consent of Deloitte & Touche LLP. (Incorporated by reference to Exhibit 23(2) to Annual Report on Form
         10-K  of  the Corporation for fiscal year ended  June
         30, 1994 (Commission file number 1-4389).)

27       Financial  Data Schedule.  (Incorporated by reference
         to  Exhibit 27 to Annual Report on Form 10-K  of  the
         Corporation  for  fiscal year  ended  June  30,  1994
         (Commission file number 1-4389).)

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE PERKIN-ELMER CORPORATION



                      By   /s/ John B. McBennett
                               John B. McBennett
                               Corporate Controller


Date:  January 27, 1995

                        EXHIBIT INDEX



Exhibit No.                   Exhibit

   2(4)        Agreement dated April 18, 1994 between
               Sulzer   Inc.   and  The  Perkin-Elmer
               Corporation as amended through  August
               31, 1994.  [Exhibit 2(4) is subject to
               a request for confidential treatment]