Form 10-Q
period 1994-12-31
PERKIN ELMER CORP
filed 1995-02-13
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1994

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


                           (203) 762-1000
    (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes __x_         No ____


Number of shares outstanding of Common Stock, par value $1 per share, as of February 6, 1995: 41,855,265.

                       THE PERKIN-ELMER CORPORATION



                                 INDEX






Part I.      Financial Information                                     Page





  Condensed Consolidated Statements of Operations for the              1
  Three Months and Six Months Ended December 31, 1994 and 1993



  Condensed Consolidated Statements of Financial Position at
  December 31, 1994 and June 30, 1994                                  2



  Condensed Consolidated Statements of Cash Flows for the              3
  Six Months Ended December 31, 1994 and 1993



  Notes to Unaudited Condensed Consolidated Financial Statements       4



  Management's Discussion and Analysis of                              6
  Financial Condition and Results of Operations







Part II.       Other Information                                       9

                           THE PERKIN-ELMER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   unaudited
              (Dollar amounts in thousands, except per share amounts)

                                                      Three months ended           Six months ended
                                                        December 31                 December 31,

                                                       1994          1993         1994          1993

Net revenues                                      $   260,971 $     256,815 $    508,249 $     500,119
Cost of sales                                         137,734       133,159      266,762       262,884

Gross margin                                          123,237       123,656      241,487       237,235

Selling, general and administrative                    77,940        73,280      151,621       145,450
Research, development and engineering                  23,192        23,196       46,480        45,361

Operating income                                       22,105        27,180       43,386        46,424
Interest expense                                       (1,966)       (1,865)      (4,354)       (3,463)
Interest income                                           767           415        1,387           942
Other income (expense), net                               194         1,569         (870)          141

Income before income taxes                             21,100        27,299       39,549        44,044

Provision for income taxes                              4,009         5,186        7,514         8,368

Income from continuing operations                      17,091        22,113       32,035        35,676

Loss from discontinued operations
     (net of income taxes)                                                                     (12,465)


Net income                                        $    17,091 $      22,113 $     32,035 $      23,211

Per share amounts:
Income from continuing operations                 $      0.40 $        0.50 $       0.75 $        0.80
Loss from discontinued operations                                                                (0.28)


Net income                                        $      0.40 $        0.50 $       0.75 $        0.52


Dividends per share                               $      0.17 $        0.17 $       0.34 $        0.34


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                         THE PERKIN-ELMER CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                            At December 31  At June 30,
                                                1994          1994
Assets
                                               (unaudited)
Current Assets
  Cash and cash equivalents                   $  14,532 $    25,003
  Accounts receivable, net                      230,946     231,564
  Inventories                                   198,222     201,436
  Prepaid expenses and other current assets      55,698      56,695

      Total current assets                      499,398     514,698

Property, Plant and Equipment, net              149,630     149,071

Other Assets
  Other long-term assets                        167,263     164,524


  Net assets of discontinued operations                      56,207

      Total other assets                        167,263     220,731

Total Assets                                  $ 816,291 $   884,500


Liabilities and Shareholders' Equity

Current Liabilities
  Loans payable                               $  61,660 $    83,552
  Accounts payable                               69,775      73,221
  Accrued salaries and wages                     30,333      41,809
  Accrued taxes on income                        36,030      38,073
  Other accrued expenses                        124,646     141,643

      Total current liabilities                 322,444     378,298

Long-Term Debt                                   32,973      34,270
Other Long-Term Liabilities                     185,675     181,500

Shareholders' Equity
  Capital stock                                  45,600      45,600
  Capital in excess of par value                178,739     178,739
  Retained earnings                             198,014     181,130
  Cumulative translation adjustments              4,125       5,521
  Net unrealized holding gain on available-
  for-sale securities                             4,166
  Minimum pension liability                     (36,259)    (36,259)
  Treasury stock, at cost                      (119,186)    (84,299)

      Total shareholders' equity                275,199     290,432

Total Liabilities and Shareholders' Equity    $ 816,291 $   884,500


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                        THE PERKIN-ELMER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                unaudited
                      (Dollar amounts in thousands)


                                                                Six months ended December 31,
                                                                   1994           1993
Operating Activities
Income from continuing operations                              $  32,035 $       35,676
Adjustments to reconcile income from continuing
operations to net cash provided (used) by operating activities:
    Depreciation and amortization                                 20,252         22,254
    Other, net                                                     1,485         (2,539)

Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                     1,350        (20,672)
    (Increase) decrease in inventories                             4,556        (16,154)
    Increase in prepaid expenses and other assets                 (4,061)        (5,859)
    Decrease in accounts payable and other liabilities           (40,183)       (12,368)
Legal settlement                                                                (15,550)

Net Cash Provided (Used) by Operating Activities                  15,434        (15,212)


Investing Activities
Additions to property, plant and equipment
(net of disposals of $833 and $1,659, respectively)              (15,898)       (13,953)
Net cash received from the sale of assets                         56,207         11,713

Net Cash Provided (Used) by Investing Activities                  40,309         (2,240)


Financing Activities
  Proceeds from long-term borrowings                                                866
  Principal payments on long-term debt                              (922)          (866)
  Net change in loans and dividends payable                      (14,974)        30,621
  Dividends declared                                             (14,360)       (14,933)
  Purchase of treasury stock                                     (37,416)        (6,361)
  Stock issued for stock plans, net of cancellations               1,767          7,471

Net Cash (Used) Provided by Financing Activities                 (65,905)        16,798

Effect of Exchange Rate Changes on Cash                             (309)           346

Net Change in Cash and Cash Equivalents                          (10,471)          (308)

Cash and Cash Equivalents beginning of period                     25,003         28,582

Cash and Cash Equivalents end of period                        $  14,532 $       28,274




See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


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

NOTE 2  -  Inventories are stated at the lower of cost (on a first-
           in,   first-out  basis)  or  market.   Inventories   are
           comprised of  the following major components:

           (Dollar amounts in millions)     December 31, 1994   June 30, 1994

           Raw materials and supplies             $27.0            $24.9
           Work-in-process                         15.9             22.4
           Finished products                      155.3            154.1
                                                 $198.2           $201.4

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

NOTE 4  -  During  the  first quarter of fiscal 1994,  the  Company sold the net assets of its Applied Science Operation to Orbital Sciences Corporation. The Company received cash proceeds of $600,000 and 320,000 shares of Orbital Sciences Corporation common stock, which were subsequently disposed of in the second quarter of fiscal 1994 for proceeds of approximately $5.0 million. During the second quarter of fiscal 1994, the Company sold its minority equity investment in MRJ, Inc. to MRJ Group, Inc. for $3.3 million in cash. In addition, two subordinated notes due from MRJ Group, Inc. were repaid to the Company. The gains from these sales were not significant to the Company's results of operations.

NOTE 5  -  During  the  second quarter of fiscal 1994, the  Company paid $15.5 million to settle potential claims related to the Hubble Space Telescope mirror. This amount, which included legal costs, was recorded in discontinued operations.

NOTE 6  -  The  Company  adopted Statement of Financial  Accounting
           Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of fiscal 1995. This statement requires investments in equity securities that have readily determinable fair values and all investments in debt securities to be classified in three categories: (1) held-to-maturity securities, which are reported at amortized cost; (2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and (3) available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Held-to-maturity securities with maturities
           between   1  and  5  years  have  amortized  costs   and
           aggregate fair values of $7.0 million. Those with maturities between 5 and 10 years have amortized costs of $17.0 million and aggregate fair values of $18.6 million. The aggregate fair value of available-for-sale securities is $12.5 million with amortized costs of $8.3 million and a gross unrealized holding gain of $4.2 million, which is recognized in shareholders' equity. There was no impact to earnings as a result of the adoption of SFAS No. 115.

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

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 21 - 25 of the Company's 1994 Annual Report to Shareholders.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1994

Consolidated net revenues were $261.0 million in the second quarter of fiscal 1995 compared with $256.8 million in the second quarter of fiscal 1994. The prior year's second quarter included $12.0 million in net revenues from the Physical Electronics Division (PHI), which was sold as of the end of the third quarter of fiscal 1994. When measured on a comparable basis, excluding PHI, net revenues increased $16.1 million, or 7%, over the same period last year. The effects of currency translation in Europe and the Far East comprised approximately $12 million of the increase over the prior year. Life science related products accounted for the remaining revenue increase, while traditional analytical product levels were constant with the prior year. Revenues in all geographic areas increased over the prior year, with the exception of the Far East, which was negatively impacted by a decrease in Japanese government sponsored purchases. Net revenues in Europe for the second quarter of fiscal 1995, excluding the effects of currency, increased 8% over the second quarter of fiscal 1994 as the European economy showed signs of strengthening.

Gross margin as a percentage of net revenues was 47.2% in the current quarter compared with 48.1% in the second quarter of fiscal 1994. Excluding the effects of PHI, gross margin decreased approximately 1% in the quarter compared with the prior year. Competitive pricing pressures, less favorable product mix, and lower volumes in the Far East were partially offset by improved margins in Europe and Latin America.

Operating expenses were $101.1 million in the current quarter compared with $96.5 million in the second quarter of fiscal 1994. When measured on a comparable basis, excluding the results of PHI, operating expenses as a percentage of net revenues were 39% for the current fiscal year compared with 38% in fiscal 1994. Excluding PHI, operating expenses increased $8.2 million. Unfavorable currency translation in Europe and the Far East accounted for approximately $3 million of the increase in selling, general and administrative expenses. The balance was attributable to higher worldwide marketing expenses for the promotion of new products, partially offset by a reduction in administrative expenses. Research, development and engineering expenses were constant with the second quarter of fiscal 1994. However, when measured on a comparable basis, excluding PHI, these expenses increased 8% over the prior year as a result of continuing investment in life science programs.

Interest expense in the second quarter of fiscal 1995 of $2.0 million was constant with the prior year's quarter. Higher interest rates were offset by lower borrowing levels in the quarter. Interest income was $.8 million compared with $.4 million a year ago. The increase was primarily derived from the interest on notes received from the sale of divested operations.

Other income, net, was $.2 million in the current quarter compared with $1.6 million in the second quarter of fiscal 1994. Increased foreign currency transaction losses were partially offset by lower carrying costs for idle real estate in the second quarter of fiscal 1995 when compared with the second quarter of fiscal 1994. Last year's second quarter also included a one-time gain from the sale of a minority equity investment in MRJ, Inc. (See Note 4).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1994

Consolidated net revenues were $508.2 million in the first six months of fiscal 1995 compared with $500.1 million in fiscal 1994. The prior year included $27.7 million of net revenues from two units, Applied Science Operation (ASO) and PHI. The Company sold ASO during the first quarter of fiscal 1994 and PHI as of the end of the third quarter. Excluding the effects of ASO and PHI, net revenues increased 8%, or $35.8 million over the prior year. The effects of currency translation, approximately $20 million, from the weaker U.S. dollar compared to European and Far East currencies, and strong backlogs at the beginning of the fiscal year in both traditional analytical and life science products were the primary contributors. With the exception of North America, all geographic areas showed improvement over the prior year.

Gross margin as a percentage of net revenues was consistent with the prior year. Excluding the effects of ASO and PHI, gross margin decreased approximately 1% in the first six months of fiscal 1995 when compared to the prior year. Competitive pricing pressures and a less favorable product mix, primarily in Europe and the Far East, were the main causes.

Operating expenses were $198.1 million for the first six months of this fiscal year compared with $190.8 million in fiscal 1994. As a percentage of net revenues, operating expenses were 39% for the current fiscal year compared with 38% in fiscal 1994. On a comparable basis, excluding the two units sold, operating expenses as a percentage of net revenues remained constant at 39%. Increased worldwide marketing expenses were partially offset by reductions in administrative expenses. The effects of unfavorable currency translation, primarily in Europe and the Far East, accounted for approximately $5 million of the increase in SG&A expenses. Increased investment in life science programs accounted for the growth in research and development expenses.

Interest expense was $4.4 million in the first six months of fiscal 1995 compared with $3.5 million in the first six months of fiscal 1994. The increase was primarily the result of higher interest rates for the current year and higher borrowings in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. Interest income was $1.4 million in the current year compared with $.9 million in fiscal 1994. The increase was primarily the result of interest on notes received from the sale of divested operations.

Net other expense for the six months ended December 31, 1994 was $.9 million compared with net other income of $.1 million in the prior year. Higher foreign currency transaction losses were the primary contributors for the increased expense, partially offset by lower carrying costs for idle real estate. In addition, the Company sold the net assets of ASO and its interest in MRJ, Inc. during the first half of fiscal 1994. (See Note 4). The net gains on sale from both transactions were recorded in other income and were not significant to the Company's results of operations.

The  effective income tax rate was approximately 19% for both fiscal
1995 and 1994.

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

During  the  second quarter of fiscal 1994, the Company  paid  $15.5 million  to  settle  potential claims related to  the  Hubble  Space
Telescope mirror. This amount, which included legal costs, was recorded in discontinued operations. In addition, Metco's fiscal 1994 results were included in discontinued operations.


FINANCIAL RESOURCES AND LIQUIDITY

The Company's cash and cash equivalents aggregated $14.5 million at December 31, 1994, compared with $25.0 million at the end of fiscal 1994. Net cash provided by operations was $15.4 million for the six months ended December 31, 1994 as compared with $15.2 million cash used by operations in the prior year's six month period. The prior year included $15.5 million paid to settle potential claims related to the Hubble Space Telescope mirror, as well as higher accounts receivable and inventory levels. In fiscal 1995, cash was used primarily for accounts payable disbursements, tax payments, funding for the Company's U.S. pension and profit sharing plans, and payments related to the merger with Applied Biosystems, Inc. Capital expenditures were approximately $16.7 million in the current year compared with $15.6 million a year ago.

Net proceeds received from the sale of Metco and cash provided by operating activities were used to reduce borrowings and fund capital expenditures. In addition, cash was used to purchase approximately
1.3 million shares of common stock at a cost of $37.4 million. Purchases of common stock were made to support the Company's various stock plans and under the Company's share repurchase program. The Company is authorized to purchase common stock when management deems such action to be in the best interest of its shareholders and the Company, subject to certain limitations.

OUTLOOK

Business conditions for the remainder of this fiscal year could be adversely affected by the uncertainty in Japanese governmental funding and competitive market pressures in the Far East. Although European orders and backlog increased in the second quarter of fiscal 1995, management remains cautious about the European economy since the Company's industry typically lags behind a general recovery. The Company, however, is encouraged by the higher orders in the second quarter, which it hopes will translate into a continued gradual upturn of its revenues from the global instrument markets.

                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11.  Computation of Net Income Per Share.
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 1994, the Company filed a Current Report on Form 8-K (as amended), dated September 30, 1994, to report under
        Item 5 thereof the conclusion of the sale of Metco to affiliates of Sulzer, Ltd.

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


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/ Gaynor N. Kelley
                                  Gaynor N. Kelley
                                  Chairman and
                                  Chief Executive Officer


                             By:  /s/ John B. McBennett
                                  John B. McBennett
                                  Corporate Controller
                                  (Chief Accounting Officer)




Dated:  February 13, 1995

                        EXHIBIT INDEX


    Exhibit No.            Exhibit

         11          Computation of Net
                     Income Per Share

         27          Financial Data
                     Schedule