Form 10-Q
period 1995-03-31
PERKIN ELMER CORP
filed 1995-05-12
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

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


Number of shares outstanding of Common Stock, par value $1 per share, as of May 1, 1995:  41,860,693

                THE PERKIN-ELMER CORPORATION

                            INDEX



Part I.  Financial Information                                            Page



         Condensed Consolidated Statements of Operations for the            1
         Three Months and Nine Months Ended March 31, 1995 and 1994


         Condensed Consolidated Statements of Financial Position at         2
         March 31, 1995 and June 30, 1994

         Condensed Consolidated Statements of Cash Flows for the            3
         Nine Months Ended March 31, 1995 and 1994

         Notes to Unaudited Condensed Consolidated Financial Statements     4

         Management's Discussion and Analysis of Financial Condition        6
         and Results of Operations



Part II. Other Information                                                 10




THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS unaudited
(Dollar amounts in thousands, except per share amounts)


                                     Three months ended    Nine months ended
                                          March 31,             March 31,

                                         1995       1994       1995       1994

Net revenues                       $  274,612 $  263,462 $  782,861 $  763,581
Cost of sales                         145,866    134,530    412,628    397,414

Gross margin                          128,746    128,932    370,233    366,167

Selling, general and administrative    79,429     76,755    231,050    222,205
Research, development and engineering  23,688     25,033     70,168     70,394

Operating income                       25,629     27,144     69,015     73,568
Gain on sale of investment, net        20,800                20,800
Interest expense                       (2,172)    (1,840)    (6,526)    (5,303)
Interest income                           761        548      2,148      1,490
Other income (expense), net               262       (672)      (608)      (531)

Income before income taxes             45,280     25,180     84,829     69,224

Provision for income taxes              8,604      4,785     16,118     13,153

Income from continuing operations      36,676     20,395     68,711     56,071

Loss from discontinued operations
     (net of income taxes)                                             (12,465)



Net income                         $   36,676 $   20,395 $   68,711 $   43,606

Per share amounts:
Income from continuing operations  $     0.86 $     0.45 $     1.61 $     1.25
Loss from discontinued operations                                        (0.28)


Net income                         $     0.86 $     0.45 $     1.61 $     0.97


Dividends per share                $     0.17 $     0.17 $     0.51 $     0.51



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

     THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
    (Dollar amounts in thousands)


                                                  At March 31,    At June 30,
                                                     1995            1994
Assets
                                                  (unaudited)
Current Assets
  Cash and cash equivalents                     $    74,952     $    25,003
  Accounts receivable, net                          228,485         231,564
  Inventories                                       207,730         201,436
  Prepaid expenses and other current assets          61,755          56,695

      Total current assets                          572,922         514,698

Property, Plant and Equipment, net                  151,831         149,071

Other Assets
  Other long-term assets                            141,534         164,524
  Net assets of discontinued operations                              56,207

      Total other assets                            141,534         220,731

Total Assets                                    $   866,287     $   884,500


Liabilities and Shareholders' Equity

Current Liabilities
  Loans payable                                 $    47,187     $    83,552
  Accounts payable                                   75,495          73,221
  Accrued salaries and wages                         34,645          41,809
  Accrued taxes on income                            42,327          38,073
  Other accrued expenses                            141,902         141,643

      Total current liabilities                     341,556         378,298

Long-Term Debt                                       36,450          34,270
Other Long-Term Liabilities                         182,982         181,500

Shareholders' Equity
  Capital stock                                      45,600          45,600
  Capital in excess of par value                    178,739         178,739
  Retained earnings                                 226,383         181,130
  Cumulative translation adjustments                  8,693           5,521
  Net unrealized holding loss on
  available-for-sale securities                         (65)
  Minimum pension liability                         (36,259)        (36,259)
  Treasury stock, at cost                          (117,792)        (84,299)

      Total shareholders' equity                    305,299         290,432

Total Liabilities and Shareholders' Equity      $   866,287     $   884,500


              See accompanying Notes to Unaudited Condensed
              Consolidated Financial Statements.

                THE PERKIN-ELMER CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          unaudited
                (Dollar amounts in thousands)

                                                                    Nine months ended March 31,

                                                                        1995           1994
Operating Activities
Income from continuing operations                                 $   68,711     $   56,071
Adjustments to reconcile income from continuing
operations to net cash provided (used) by operating activities:
    Depreciation and amortization                                     30,395         30,774
    Gains from the sale of assets, net                               (22,129)        (3,340)
    Other, net                                                          (279)           617
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                        13,552        (36,606)
    (Increase) decrease in inventories                                   986        (26,338)
    Increase in prepaid expenses and other assets                     (9,174)       (12,127)
    Increase (decrease) in accounts payable and other liabilities    (18,194)         5,570
Legal settlement                                                                    (15,550)

Net Cash Provided (Used) by Operating Activities                      63,868           (929)


Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,563 and $1,125, respectively)                (22,353)       (23,058)
Short-term investments                                                                  587
Proceeds from the sale of assets, net                                110,706         10,699

Net Cash Provided (Used) by Investing Activities                      88,353        (11,772)


Financing Activities
  Proceeds from long-term borrowings                                                 26,586
  Principal payments on long-term debt                                (1,119)
  Net change in loans payable                                        (40,614)        15,988
  Dividends declared                                                 (21,459)       (22,431)
  Purchases of common stock for treasury                             (40,297)       (32,073)
  Stock issued for stock plans, net of cancellations                   4,840         17,013

Net Cash (Used) Provided by Financing Activities                     (98,649)         5,083

Effect of Exchange Rate Changes on Cash                               (3,623)           (24)

Net Change in Cash and Cash Equivalents                               49,949         (7,642)

Cash and Cash Equivalents beginning of period                         25,003         28,582

Cash and Cash Equivalents end of period                           $   74,952     $   20,940



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

NOTE 2   -  Inventories are stated at the lower of cost (on a first-
            in,   first-out  basis)  or  market.   Inventories   are
            comprised of  the following major components:

            (Dollar amounts in millions)   March 31      June 30,
                                            1995          1994
            Raw materials and supplies     $   27.6      $    24.9

            Work-in-process                    17.3           22.4

            Finished products                 162.8          154.1

                                           $  207.7      $   201.4


NOTE 3   -  During  the  third quarter of fiscal 1995,  the  Company sold its equity interest in Silicon Valley Group, Inc. for net cash proceeds of $49.8 million. The Company recorded a pre-tax net gain of $20.8 million or $.39 per share after tax.

NOTE 4   -  On  March  6,  1995, the Company announced  the  planned purchase of Photovac Inc., a privately held Canadian company. Photovac Inc., founded in 1975, is a leading developer and manufacturer of field portable instrumentation used for on site analysis in the environmental, industrial hygiene, and occupational, safety and health markets. The cash purchase was completed on April 12, 1995.

NOTE 5   -  On September 30, 1994, the Company concluded the sale of
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

NOTE 6   -  During  the  first quarter of fiscal 1994, the  Company sold the net assets of its Applied Science Operation to Orbital Sciences Corporation. The Company received cash proceeds of $600,000 and 320,000 shares of Orbital Sciences Corporation common stock, which were subsequently disposed of in the second quarter of fiscal 1994 for proceeds of approximately $5.0 million. During the second quarter of fiscal 1994, the Company sold its minority equity investment in MRJ, Inc. to MRJ Group, Inc. for $3.3 million in cash. In addition, two subordinated notes due from MRJ Group, Inc. were repaid to the Company. The gains from these sales were not significant to the Company's results of operations.

NOTE 7   -  During  the second quarter of fiscal 1994, the  Company paid $15.5 million to settle potential claims related to the Hubble Space Telescope mirror. This amount, which included legal costs, was recorded in discontinued operations.

NOTE 8   -  The  Company adopted Statement of Financial  Accounting
            Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of fiscal 1995. The aggregate fair value of the Company's securities subject to SFAS No. 115 at March 31, 1995 is $9.5 million with amortized costs of $ 9.6 million and a gross unrealized holding loss of $.1 million, which is reflected in shareholders' equity. There was no impact to earnings as a result of the adoption of SFAS No. 115.

NOTE 9   -  The  Company  is  required to  implement  Statement  of
            Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", no later than fiscal year 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is currently analyzing the statement to determine the impact, if any, on its financial statements.

NOTE 10  -  The  Company  has  announced plans to  take  a  pre-tax charge of at least $20 million in the fourth quarter of fiscal 1995 for actions to improve operating efficiencies and to reduce future costs and expenses. Actions to be taken include facility consolidations in certain overseas locations, staff reductions, and an early retirement incentive program in the U.S.

NOTE 11  -  The    unaudited   condensed   consolidated   financial
            statements  reflect, in the opinion  of  the  Company's
            management,  all adjustments which are necessary for  a
            fair  statement of the results for the interim periods.
            All  such adjustments are of a normal recurring nature.
            These  results are, however, not necessarily indicative
            of  the  results  to  be expected for  the  full  year.
            Certain amounts in the condensed consolidated financial
            statements   have  been  reclassified  for  comparative
            purposes.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 21 - 25 of the Company's 1994 Annual Report to Shareholders.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995

Consolidated net revenues were $274.6 million in the third quarter of fiscal 1995 compared with $263.5 million in the third quarter of fiscal 1994. The prior year's third quarter included $11.4 million in net revenues from the Physical Electronics Division (PHI), which was sold as of the end of the third quarter of fiscal 1994. Excluding the results of PHI, net revenues increased $22.6 million, or 9%, over the same period last year. Currency translation effects in Europe and the Far East comprised approximately $15 million of the third quarter's net revenue increase over the prior year, in contrast to the previous year, which was not significantly affected by currency translation. The balance of the increase was primarily the result of higher life science related product sales. Revenues in all geographic areas, with the exception of the Far East, increased over the prior year. The Far East was adversely affected by a decrease in government funding in Japan compared with the same period last year.

Gross margin as a percentage of net revenues was 46.9% in the third quarter of fiscal 1995 compared with 48.9% in the third quarter of fiscal 1994. Excluding the effects of PHI, gross margin decreased approximately 2% in the quarter compared with the prior year. Competitive pricing pressures, particularly in Europe, and the previously mentioned volume decrease in Japan were the primary reasons for the unfavorable gross margin performance.

Operating expenses were $103.1 million in the current quarter compared with $101.8 million in the third quarter of fiscal 1994. Excluding PHI, the current quarter's expenses were $5.0 million higher than the prior year's third quarter, with currency translation accounting for approximately $4.0 million of the increase. Selling, general and administrative expenses were $79.4 million for the quarter, an increase of $2.7 million over fiscal
1994's   third  quarter.   When  measured  on  a  comparable  basis,
excluding PHI, SG&A expenses increased $4.7 million. Currency translation in Europe and the Far East accounted for $3.1 million of the increase. The balance was attributable to increased worldwide marketing expenses, primarily in North America and Europe, for the promotion of recently introduced products. Research, development and engineering expenses, when measured on a comparable basis, remained relatively constant with the prior year's third quarter.

Interest expense was $2.2 million in the third quarter of fiscal 1995 compared with $1.8 million one year ago. The increase was attributable to higher interest rates that were partially offset by lower short-term borrowing levels in the quarter. Interest income was $.8 million compared with $.5 million a year ago. The increase resulted from interest on a note received from the sale of divested operations.

Other income, net was $.3 million in the current quarter compared with other expense, net of $.7 million in the third quarter of fiscal 1994. The third quarter of fiscal 1995 included a net gain on the sale of real estate, partially offset by increased foreign currency transaction costs and losses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1995

Consolidated net revenues were $782.9 million in the first nine months of fiscal 1995 compared with $763.6 million in fiscal 1994. Included in the prior year was $39.1 million of net revenues from two units, Applied Science Operation (ASO) and PHI. The Company sold ASO during the first quarter of fiscal 1994 and PHI as of the end of the third quarter. Excluding the effects of the two units sold, net revenues increased $58.4 million, or 8%, over the prior year. The effects of currency translation in Europe and the Far East, as a result of the weaker U.S. dollar, comprised approximately $35 million of the increase. Operationally, all geographic markets, with the exception of the Far East, improved over the prior year. The Far East was negatively impacted by the decrease in Japanese governmental funding in the biotechnology and environmental product areas. While the traditional analytical instrument products experienced lower demand in fiscal 1995, life science product revenues have continued to increase.

Gross margin as a percentage of net revenues was 47.3% for the nine months of fiscal 1995 compared with 48.0% in fiscal 1994. Excluding the effects of ASO and PHI, gross margin decreased approximately 1%. Lower volumes of high margin business, competitive pricing pressures and a less favorable product mix in Europe and the Far East were the primary factors.

Operating expenses were $301.2 million for the first nine months of fiscal 1995 compared with $292.6 million in fiscal 1994. When measured on a comparable basis, excluding the expenses of the two units sold, operating expenses as a percentage of net revenues remained constant at 39%. Reductions in administrative expenses were offset by the unfavorable effects of foreign currency translation in Europe and the Far East and increased worldwide marketing expenses. Research and development expenses remained constant with the prior year.

Interest expense was $6.5 million for the nine months ended March 31, 1995 compared with $5.3 million for fiscal 1994. Higher borrowing levels in the first quarter of the year and increased interest rates for the current year contributed to the higher expense. Interest income was $2.1 million in the current year compared with $1.5 million in fiscal 1994. The increase was the result of interest income on notes received from the sale of divested operations.

Other expense, net for the nine months ended March 31, 1995 was $.6 million compared with $.5 million in the prior year. The current year includes higher foreign currency transaction costs and losses, partially offset by a gain on the sale of real estate. In addition, in fiscal 1994, the Company sold the net assets of ASO and its interest in MRJ, Inc. (See Note 6). The net gains on sale from both transactions were included in other income and were not material to the Company's results of operations.

The effective income tax rate was 19% for the first nine months of both fiscal years.

DISCONTINUED OPERATIONS

On September 30, 1994, the Company concluded the sale of its Material Sciences segment, consisting of the Company's Metco division (Metco) headquartered in Westbury, New York, to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The Company received net cash proceeds of approximately $56.2 million as a result of the sale. Metco produces combustion, electric arc and plasma thermal spray equipment and supplies. The Company recorded an after-tax loss on the disposal of Metco of $7.7 million during the fourth quarter of fiscal 1994, including a provision of $5.0 million (less applicable taxes of $.8 million) for operating losses during the phase-out period. Metco's fiscal 1994 results were included in discontinued operations.

During  the  second quarter of fiscal 1994, the Company  paid  $15.5 million  to  settle  potential claims related to  the  Hubble  Space
Telescope mirror. This amount, which included legal costs, was recorded in discontinued operations.

FINANCIAL RESOURCES AND LIQUIDITY

The Company's cash and cash equivalents aggregated $75.0 million at March 31, 1995, compared with $25.0 million at the end of fiscal 1994. Net cash provided by operations was $63.9 million for the first nine months of fiscal 1995 as compared with net cash used by operating activities of $.9 million for the prior year's nine month period. The prior year included a $15.5 million payment made to settle potential claims related to the Hubble Space Telescope mirror, as well as increased inventory levels and higher accounts receivables for life science products in the Far East. During fiscal 1995, cash was used primarily for accounts payable disbursements, tax payments, funding for the Company's U.S. pension and profit sharing plans, and payments related to the merger with Applied Biosystems, Inc. Capital expenditures of approximately $24 million remained constant with the prior year's spending level.

Net proceeds received from the sale of assets and cash provided by operating activities were used to reduce borrowings, fund capital expenditures, pay regular dividends to the shareholders and repurchase shares of the Company's common stock. Approximately 1.4 million shares of common stock, at a cost of $40.3 million, were repurchased during the first nine months of fiscal 1995. Common stock purchases were made in support of the Company's various stock plans and as part of a share repurchase authorization. The Company has no specific share repurchase targets but expects to make periodic open market purchases from time to time. The remaining number of shares available under the purchase authorization is 3.8 million.

During the third quarter of fiscal 1995, the Company sold its equity interest in Silicon Valley Group, Inc. for net cash proceeds of $49.8 million. (See Note 3). The cash received was used to repay loans payable and to fund the fourth quarter purchase of Photovac Inc.(See Note 4).


The Company has announced plans to take a pre-tax charge of at least $20 million in the fourth quarter of fiscal 1995 for actions to improve operating efficiencies and to reduce future costs and expenses. Actions to be taken include facility consolidations in certain overseas locations, staff reductions, and an early retirement incentive program in the U.S. The cash outlays associated with the fourth quarter charge are expected to be substantially completed in fiscal year 1996. The Company expects to achieve cash flow and pre-tax savings of an amount approximating the fourth quarter charge on an annual basis in the future.



RECENTLY ISSUED ACCOUNTING STANDARD

See Note 9 to the Condensed Consolidated Financial Statements.

OUTLOOK

Although the Company is encouraged by the gradual market improvements in Europe and North America, business conditions in Japan are not expected to recover in the remainder of the fiscal year. Margins could be adversely affected by the uncertainty in Japanese governmental spending and competitive market pressures in the Far East and Europe. The Company is optimistic about the various new products for the chemical, environmental, pharmaceutical and genetic analysis markets that have been introduced this year. In the long term, the Company has many attractive opportunities in these areas.

                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11.  Computation of Net Income Per Share.
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/ Gaynor N. Kelley
                                  Gaynor N. Kelley
                                  Chairman, President and
                                  Chief Executive Officer


                             By:  /s/ Stephen O. Jaeger
                                  Stephen O. Jaeger
                                  Vice President, Finance
                                  (Chief Financial Officer)



Dated:  May 12, 1995

                        EXHIBIT INDEX


    Exhibit No.            Exhibit

         11          Computation of Net
                     Income Per Share

         27          Financial Data
                     Schedule