Form 10-K
period 1995-06-30
PERKIN ELMER CORP
filed 1995-09-27
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
       [ X ] Annual Report Pursuant To Section 13 Or 15(d)
      Of The Securities Exchange Act Of 1934 [Fee Required]
             For the Fiscal Year Ended June 30, 1995

                               OR
       [   ] Transition Report Pursuant To Section 13 Or 15(d)
    Of The Securities Exchange Act Of 1934 [No Fee Required]
           For the transition period from           to

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

Registrant's telephone number,
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

                   X      Yes              No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of September 11, 1995, 42,167,407 shares of Registrant's
Common Stock were outstanding, and the aggregate market value of shares of such Common Stock (based upon the average sales price) held by non-affiliates was approximately $1,457,411,004.


               DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for Fiscal Year ended June 30,
1995 - Parts I, II, and IV.

     Proxy Statement for Annual Meeting of Shareholders dated
September 13, 1995 - Part III.

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

      On April 18, 1994, Registrant entered into an agreement with Sulzer Inc. to sell its Material Sciences segment consisting of its Metco Division ("Metco") headquartered in
Westbury,  New  York.   Registrant  completed  the   sale   on
September 30, 1994.

      The consolidated financial statements and schedules reflect the merger with ABI as a pooling of interests and present the Corporation's Material Sciences segment as a discontinued operation.

     On May 18, 1993, Registrant amended its By-laws to change Registrant's fiscal year end from July 31 to June 30. Prior to fiscal year 1993, the financial statements of ABI and Registrant's subsidiaries outside the United States were for the years ended June 30, while Registrant's domestic operations were reported on a July 31 fiscal year end.

     (b) Financial Information About Industry Segments.

     Registrant is engaged in one business segment, which is generally described as analytical instruments and includes life science systems. Accordingly, separate segment financial information is not provided.

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

MARKETING AND DISTRIBUTION

      In the United States, Registrant markets the largest portion of its products directly through its own sales and distribution organization, although certain analytical instruments are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by the Registrant's foreign based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. Registrant owns or leases sales and service offices in strategic regional locations in the United States, and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Registrant's products is distributed through retail outlets.

RAW MATERIALS

       There are no specialized raw materials that are particularly essential to the operation of Registrant's business. Registrant's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Registrant has multiple commercial sources for most components and supplies but is dependent on single sources for a limited number of such items, in which case Registrant normally secures long-term supply contracts.

PATENTS, LICENSES, AND FRANCHISES
      Registrant has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization which are incorporated in Registrant's products or which fall within its fields of interest. Certain licenses under patents have been granted to, and received from, other entities. Registrant has certain rights from Hoffmann-La Roche Inc. under patents relating to polymerase chain reaction technology ("PCR"), which patents expire in 2004. Registrant also has rights under a patent issued to the California Institute of Technology relating to DNA sequencing, which patent expires in 2009. In Registrant's opinion, however, no other single patent or license, or group of patents or licenses, or any franchise, is material to its business as a whole.

      From time to time, Registrant has asserted that various competitors and others are infringing Registrant's patents and similarly, from time to time, others have asserted that Registrant was infringing patents owned by them. Generally, such claims are settled by mutual agreement on a satisfactory basis and result in the granting of licenses by Registrant or the granting of licenses to Registrant.

SEASONAL FLUCTUATIONS

      Registrant's business is not subject to pronounced seasonal fluctuations.

BACKLOG

      Registrant's recorded backlog was $167.0 million at June 30, 1995 and $154.5 million at June 30, 1994. It is
Registrant's  general  policy  to  include  in  backlog   only
purchase orders or production releases which have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 1996.

UNITED STATES GOVERNMENT SALES

      No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

COMPETITION

      The industry segment in which Registrant operates is highly competitive and is characterized by the application of advanced technology. There are numerous companies which specialize in, and a number of larger companies which devote a significant portion of their resources to, the development, manufacture, and sale of products which compete with those manufactured or sold by Registrant. Many of Registrant's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industry in which Registrant is engaged. The markets for Registrant's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine Registrant's relative market position, Registrant is confident it is one of the principal manufacturers in its field, marketing a broad line of analytical instruments and life science systems. In addition to competing in terms of the technology that Registrant offers, Registrant competes in terms of price, service, and quality.
                             -3-

RESEARCH, DEVELOPMENT, AND ENGINEERING

      Registrant is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 1995, 1994, and 1993, Registrant spent $95.1 million, $94.2 million, and $83.8 million, respectively, on company sponsored research, development, and engineering activities.

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

EMPLOYEES

      As  of  June 30, 1995, Registrant employed 5,890 persons
worldwide.   None of Registrant's United States  employees  is
subject to collective bargaining agreements.

      (d)  Financial  Information About Foreign  and  Domestic
Operations and Export Sales.

      A summary of net revenues to unaffiliated customers, operating income, and identifiable assets attributable to each of Registrant's geographic areas and export sales for the fiscal years 1995, 1994, and 1993 is incorporated herein by reference to Note 6 on Pages 38-39 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

      Registrant's consolidated net revenues to unaffiliated customers in countries other than the United States for the fiscal years 1995, 1994, and 1993 were $669.8 million, $606.7 million,  and  $606.8  million, or 63.0%,  59.2%,  and  60.0%, respectively, of Registrant's consolidated net revenues.

      All of the Registrant's manufacturing facilities outside of the continental United States are located in Germany, the United Kingdom, the Commonwealth of Puerto Rico, Japan, and the Peoples Republic of China. The manufacturing facility in Puerto Rico is expected to be closed by December 31, 1995. There are currently no material foreign exchange controls or similar limitations restricting the repatriation to the United States of capital or earnings from operations outside the United States.


     (e)  Discontinued Operations.

     On September 30, 1994, Registrant sold Metco, comprising its Material Sciences segment, headquartered in Westbury, New York to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The consolidated financial statements and schedules present Registrant's Material Sciences segment as a discontinued operation.


Item 2.                       PROPERTIES

      Listed below are the principal facilities of Registrant as of June 30, 1995. Registrant considers all facilities listed below to be reasonably appropriate for the purpose(s) for which they are used, including manufacturing, research and development, and administrative purposes. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized on the basis of at least one shift. None of the leased facilities is leased from an affiliate of Registrant.

                                                          Approximate
                              Owned or   Expiration       Floor Area
   Location                    Leased    Date of Leases   In Sq. Ft.

Norwalk, CT                     Owned                     402,000
Wilton, CT                      Owned                     219,000
San Jose, CA                    Owned                      81,000
Beaconsfield, England           Owned                      70,000
Ueberlingen, Germany            Owned                      62,000
Warrington, England             Owned                      58,000
Narita, Japan                   Owned                      24,000
Irvine, CA                      Owned                      22,000
Foster City, CA                Leased    2000-2002        324,000
Ueberlingen, Germany           Leased    1995-2001        204,000
Llantrinsant, Wales            Leased      1996           113,000
Mayaguez, Puerto Rico*         Leased    1997-1998         34,000
Meersburg, Germany             Leased      2000            24,000
Farnborough, England           Leased      2001            21,000
Beaconsfield, England          Leased      2005             8,000
Beijing, China                 Leased      1996               350

* The manufacturing facility in Mayaguez, Puerto Rico is expected to be closed by December 31, 1995.

      In addition to the facilities listed above, Registrant leases space in certain industrial centers for use as regional sales and service offices, technical demonstration centers, and warehousing. Registrant also owns undeveloped land in Redding, Connecticut, Vacaville, California, and Ueberlingen, Germany.

      In addition to the properties used by Registrant in its operations, Registrant owns three facilities in Wilton, Connecticut (aggregating approximately 248,000 square feet) which are currently leased to SVG Lithography Systems, Inc. for a term expiring in 2010, a facility in Garden Grove, California (approximately 82,000 square feet) which is currently leased to OCA Applied Optics, Inc. for a term expiring in 2002, and a facility in Pomona, California (approximately 135,000 square feet) which is currently leased to Orbital Sciences Corporation for a term expiring in 2003. Registrant also owns a facility in Ridgefield, Connecticut (approximately 201,000 square feet), two facilities in Wilton, Connecticut (approximately 51,000 square feet and 42,000 square feet), and a facility in San Jose, California (approximately 67,000 square feet) which are held for sale or lease. One of the facilities in Wilton is leased on a long-term basis, and the facility in San Jose and a portion of the remaining facility in Wilton are leased on a short-term basis.


Item 3.                    LEGAL PROCEEDINGS

      The Corporation has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not, in the opinion of management of Registrant, have a material adverse effect on the consolidated financial statements of Registrant.

     Registrant is one of approximately 125 third party defendants named in a third party complaint dated February 19, 1993 in United States of America v. Davis et al., which is pending in the United States District Court for the District of Rhode Island. The third party plaintiffs, who were named as defendants and potentially responsible parties in the Government's initial complaint, sought equitable contribution and indemnification in the event they were found liable for remediation costs relating to the removal of hazardous substances from a site located in Smithfield, Rhode Island (such costs initially were estimated by the Government to be $27.8 million, but most recent estimates of such costs appear to be in the $40 million range). All but one of the third party plaintiffs settled with the Government for a total of approximately $6 million, and a trial on the question of the remaining third party plaintiff's liability to the Government resulted in an April 22, 1995 Memorandum and Order in which the Court found such plaintiff, United Technologies
Corporation, liable as a "generator" of hazardous wastes deposited at the site. A trial on the amount of such liability currently is scheduled for October 1995. Until the amount of liability of all of the third party plaintiffs (including United Technologies) has been established by litigation or settlement of that issue, the Court will not consider the validity of any third party claims. While the Registrant contends that it should have no liability in this case, because of the uncertainty of all litigation it cannot definitively state that it will incur less than $100,000 in monetary liability.


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

      The following information, which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, is hereby incorporated by reference in this Form 10-
K: the high and low sales prices of Registrant's Common Stock for each quarterly period during the fiscal years 1995 and 1994 (Note 13, Page 43 of the Annual Report to Shareholders).

     (b) Holders.

      On September 11, 1995, the approximate number of holders of Common Stock of Registrant was 8,313. The approximate number of record holders is based upon the actual number of holders registered in the books of Registrant at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositary trust companies. Note: the calculation of the number of shares of Registrant's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

     (c) Dividends.

      The following information which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, is hereby incorporated by reference in this Form 10-
K: the amount of quarterly dividends paid during the fiscal years 1995 and 1994 (Note 13, Page 43 of the Annual Report to Shareholders).


Item 6.                  SELECTED FINANCIAL DATA

      Registrant hereby incorporates by reference in this Form
10-K Page 22 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995.


Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Registrant hereby incorporates by reference in this Form
10-K Pages 23-27 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

Item 8.                  FINANCIAL STATEMENTS AND
                          SUPPLEMENTARY DATA

      The following financial statements and the supplementary financial information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995 are incorporated by reference in this Form 10-K: the Consolidated Financial Statements and the report thereon of Price Waterhouse LLP dated July 25, 1995, and Pages 28-45 of said Annual Report, including Note 13, Page 43, which contains unaudited quarterly financial information.


Item   9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Registrant has not changed its public accounting firm within 24 months prior to June 30, 1995, the date of Registrant's most recent financial statements.

                          PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS
                          OF THE REGISTRANT

     (a) Identification and Background of Directors.

      Registrant hereby incorporates by reference in this Form 10-K Pages 2-4 of Registrant's Proxy Statement dated
September 13, 1995, in connection with its Annual Meeting of Shareholders to be held on October 19, 1995.

     (b) Identification of Executive Officers.

      The following is a list of Registrant's executive officers, their ages, and their positions and offices with the Registrant, as of September 14, 1995.


Name                    Age   Present Positions and Year First Elected

Peter Barrett.......... 42    Vice President, Worldwide Sales and Service (1994)
David P. Binkley....... 42    Vice President, Analytical Instruments Division (1995)
Julianne A. Grace...... 57    Vice President (1986),Corporate Relations (1990)
Michael W. Hunkapiller. 46    Vice President, Applied Biosystems Division (1995)
Stephen O. Jaeger...... 51    Vice  President, Finance and Chief Financial Officer (1995)
Joseph E. Malandrakis.. 49    Vice President, Worldwide Operations (1993)
John B. McBennett...... 57    Corporate Controller (1993)
Michael J. McPartland.. 46    Vice President, Human Resources (1993)
William B. Sawch....... 41    Vice President, General Counsel and Secretary (1993)
Rhonda L. Seegal....... 45    Vice President (1991), Treasurer (1988)
Tony L. White.......... 49    Chairman, President, and Chief Executive Officer  (1995)


     Each of the foregoing named officers was either elected at the last organizational meeting of the Board of Directors held on October 20, 1994 or was elected by the Board since that date. The term of each officer will expire on October 19, 1995, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

     (c) Identification of Certain Significant Employees.

     Not applicable.

     (d) Family Relationships.

     To the best of Registrant's knowledge and belief, there is no family relationship between any of Registrant's directors, executive officers, or persons nominated or chosen by Registrant to become a director or an executive officer.

     (e) Business Experience.

     With respect to the business experience of Registrant's directors and persons nominated to become directors, Registrant hereby incorporates by reference in this Report on Form 10-K Pages 2-4 of Registrant's Proxy Statement dated September 13, 1995, in connection with its Annual Meeting of Shareholders to be held on October 19, 1995. With respect to the executive officers of Registrant, each such officer has been employed by Registrant or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Dr.

Hunkapiller, and Messrs. Jaeger, McPartland and White. Dr. Hunkapiller was elected Vice President of Registrant on September 15, 1994. Prior to his employment by Registrant in February, 1993, Dr. Hunkapiller was employed by ABI as
Executive Vice President. Dr. Hunkapiller joined ABI in 1983 as a member of the Research and Development group and
was   later   appointed   Vice   President,   Research   and
Development. He also served as Vice President, Science and Technology, and General Manager, DNA Business Unit. Mr. Jaeger was elected Vice President of Registrant on March 16, 1995. Prior to his employment by Registrant in March, 1995, Mr. Jaeger was employed by Houghton Mifflin and Company from 1987 to 1995, most recently as Executive Vice President, Chief Financial Officer and Treasurer, and served on its board of directors. Prior to joining Houghton Mifflin, he served as Senior Vice President and Chief Financial Officer of British Petroleum North America, Inc. from 1979 to 1987. Mr. McPartland was elected Vice President of Registrant on February 18, 1993. Prior to his employment by Registrant in January, 1993, Mr. McPartland was employed by SmithKline Beecham plc, from 1980 to 1993, most recently as Senior Vice President and Director, Corporate Personnel. Mr. White was elected Chairman, Chief Executive Officer and President of Registrant on September 12, 1995. Prior to his employment by Registrant, Mr. White was employed by Baxter International, Inc. in various executive positions, most recently as Executive Vice President.

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

      (g)  Compliance with Section 16(a) of  the  Securities
Exchange Act of 1934.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Page 8 of Registrant's Proxy Statement dated September 13, 1995, in connection with its Annual Meeting of Shareholders to be held on October 19, 1995.


Item 11.            EXECUTIVE COMPENSATION

      Registrant hereby incorporates by reference in this Form 10-K Pages 7-10 and 12-15 of Registrant's Proxy Statement dated September 13, 1995, in connection with its Annual Meeting of Shareholders to be held on October 19, 1995.


Item   12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

      Registrant hereby incorporates by reference in this Form 10-K Page 7 of Registrant's Proxy Statement dated
September 13, 1995, in connection with its Annual Meeting of Shareholders to be held on October 19, 1995.

     (b) Security Ownership of Management.

       Information concerning the security ownership of management is hereby incorporated by reference to Pages 2-4 and 6-10 of Registrant's Proxy Statement dated September 13, 1995, in connection with its Annual Meeting of Shareholders to be held on October 19, 1995.

     (c) Changes in Control.

      Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.



Item   13.     CERTAIN  RELATIONSHIPS  AND   RELATED TRANSACTIONS


     None.

                           PART IV


Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                         AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements.

       The following consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated July 25, 1995, appearing on Pages 28 through 45 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Shareholders for the fiscal year ended June 30, 1995, is not to be deemed filed as part of this report on Form 10-K.

                                                10-K          Annual
                                              Page No.        Report
                                                             Page No.
Consolidated Statements of
   Operations - fiscal years
   1995, 1994, and 1993 ...................      --             28
Consolidated Statements of
   Financial Position - fiscal years
   1995 and 1994...........................      --             29
Consolidated Statements of
   Cash Flows - fiscal years
   1995, 1994, and 1993 ...................      --             30
Consolidated Statements of
   Shareholders' Equity - fiscal years
   1995, 1994, and  1993...................      --             31
Notes to Consolidated Financial
   Statements..............................      --           32-43
Statement of Financial
   Responsibility..........................      --             44
Report of
   Price Waterhouse  LLP...................      --             45

     (a) 2. Financial Statement Schedules.

      The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Shareholders for the fiscal year ended June 30, 1995. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



                                                               Annual Report
                                               10-K Page No.     Page No.
Report of Independent Accountants
  on Financial Statement Schedule..........        18               --

Schedule II - Valuation and
  Qualifying Accounts and Reserves.........        19               --

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

2(4)             Agreement  dated April 18, 1994 between  Sulzer  Inc.
                 and The Perkin-Elmer Corporation, as amended through August 31, 1994. (Incorporated by reference to
                 Exhibit 2(4) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

3(i) Restated Certificate of the Corporation as amended through July 1, 1994. (Incorporated by reference to
                 Exhibit 3(I) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-4389).)

3(ii)            Amended  and Restated By-laws of the Corporation,  as
                 amended through July 15, 1993. (Incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1993 (Commission file number 1-4389).)

4(1) Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation, as amended July 20, 1995.

4(2) Shareholder Protection Rights Agreement dated April 30, 1989, between The Perkin-Elmer Corporation and The First National Bank of Boston. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K of the Corporation dated April 20, 1989 (Commission file number 1-4389).)

10(1) The Perkin-Elmer Corporation 1984 Stock Option Plan for Key Employees, as amended through May 21, 1987. (Incorporated by reference to Exhibit 28(c) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451).)

10(2) The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1988 (Commission file number 1-4389).)

10(3) The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 99 to the Corporation's Registration Statement on Form S-8 (No. 33-50847).)

10(4) Contingent Compensation Plan for Key Employees of The Perkin-Elmer Corporation, as amended through August 1, 1990. (Incorporated by reference to Exhibit 10(5) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(5) The Perkin-Elmer Corporation Supplemental Retirement Plan as amended through August 1, 1991. (Incorporated by reference to Exhibit 10(6) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1991 (Commission file number 1-4389).)

10(6) Deferred Compensation Contract dated July 29, 1974, as amended through January 20, 1994, between Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(8) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1994 (Commission file number 1-4389).)

10(7) Deferred Compensation Contract dated September 15, 1994, between Registrant and Michael W. Hunkapiller.

10(8) Deferred Compensation Contract dated February 18, 1993, between Registrant and Michael J. McPartland.

10(9) Deferred Compensation Contract dated September 15, 1994, between Registrant and Peter Barrett.

10(10) Deferred Compensation Contract dated January 21, 1993, between Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(11) Employment Agreement dated November 21, 1991, between Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(1) to Quarterly Report on Form 10-Q of the Corporation for the fiscal quarter ended January 31, 1992 (Commission file number 1-
                 4389).)

10(12)           Employment  Agreement  dated  September   15,   1994,
                 between Registrant and Michael W. Hunkapiller.

10(13)           Employment  Agreement  dated  September   15,   1994,
                 between Registrant and Peter Barrett.

10(14) Employment Agreement dated February 18, 1993, between Registrant and Michael J. McPartland.

10(15) Employment Agreement dated November 21, 1991, between Registrant and Joseph E. Malandrakis. (Incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 Commission file number 1-4389).)

10(16) Change of Control Agreement dated September 12, 1995, between Registrant and Tony L. White.


10(17) Consulting Agreement dated April 1, 1995, between Registrant and Robert H. Hayes.

10(18) The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1, 1984 as amended through June 30, 1993. (Incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(19) 1993 Director Stock Purchase and Deferred Compensation Plan. (Incorporated by reference to
                 Exhibit 99 to the Corporation's Registration Statement on Form S-8 (No. 33-50849).)

10(20)           Agreement  dated May 5, 1995, between Registrant  and
                 Riccardo Pigliucci.

10(21)           Employment  Agreement  dated  September   12,   1995,
                 between Registrant and Tony L. White.


11 Computation of Net Income (Loss) per Share for the five years ended June 30, 1995.

13               Annual Report to Shareholders for 1995.

21               List of Subsidiaries.

23               Consent of Price Waterhouse LLP.

27               Financial Data Schedule.

Note: None of the Exhibits listed in Item 14(a) 3 above, except Exhibits 11 and 23 are included with this Form 10-K
Annual Report. Registrant will furnish a copy of any such Exhibit upon written request to the Secretary at the address on the cover of this Form 10-K Annual Report accompanied by payment of $3 for each Exhibit requested.

     (b) Reports on Form 8-K.

     Registrant did not file a report on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE PERKIN-ELMER CORPORATION


                              By /s/ W. B. Sawch
                                     William B. Sawch
                                     Vice  President, General Counsel
                                      and Secretary

Date:  September 21, 1995


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.





/s/        Tony L. White                                 September 21, 1995
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/        Stephen O. Jaeger                             September 21, 1995
Stephen O. Jaeger
Vice President, Finance, Chief Financial Officer
(Principal Financial Officer)


/s/        John B. McBennett                             September 21, 1995
John B. McBennett
Corporate Controller
(Principal Accounting Officer)


/s/        Joseph F. Abely, Jr.                          September 21, 1995
Joseph F. Abely, Jr.
Director

/s/        Richard H. Ayers                              September 21, 1995
Richard H. Ayers
Director


/s/        Jean-Luc Belingard                            September 21, 1995
Jean-Luc Belingard
Director


/s/        Robert H. Hayes                               September 21, 1995
Robert H. Hayes
Director


/s/        G. N. Kelley                                  September 21, 1995
Gaynor N. Kelley
Director


/s/        Donald R. Melville                            September 21, 1995
Donald R. Melville
Director


/s/        Burnell R. Roberts                            September 21, 1995
Burnell R. Roberts
Director


/s/        John S. Scott                                 September 21, 1995
John S. Scott
Director


/s/        Carolyn W. Slayman                            September 21, 1995
Carolyn W. Slayman
Director


/s/        Orin R. Smith                                 September 21, 1995
Orin R. Smith
Director


/s/        Richard F. Tucker                             September 21, 1995
Richard F. Tucker
Director

            REPORT OF INDEPENDENT ACCOUNTANTS ON
                FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of The Perkin-Elmer Corporation

      Our audits of the consolidated financial statements referred to in our report dated July 25, 1995, appearing on Page 45 of the 1995 Annual Report to Shareholders of The Perkin-Elmer Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. Based upon our audits, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Stamford, Connecticut
July 25, 1995

                THE PERKIN-ELMER CORPORATION
       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

(Amounts in thousands)


                                                 ALLOWANCE FOR
                                               DOUBTFUL ACCOUNTS


Balance at July 31, 1992 ....................      $  7,758

Charged to income in fiscal year 1993........         4,229

Deductions from reserve in fiscal year 1993..        (3,761)


Balance at June 30, 1993......................        8,226

Charged to income in fiscal year 1994.........        2,927

Deductions from reserve in fiscal year 1994...       (3,906)


Balance at June 30,1994 ......................        7,247  (1)

Charged to income in fiscal year  1995........        2,086

Deductions from reserve in fiscal year 1995...         (384)

Balance at June 30, 1995......................     $  8,949  (1)

(1)   Deducted  in the Consolidated Statements of  Financial
Position from accounts receivable.










                         SCHEDULE II

                THE PERKIN-ELMER CORPORATION
         COMPUTATION OF NET INCOME (LOSS) PER SHARE
  (Dollar amounts in thousands, except per share amounts)


                                                                    June 30,   June 30,   June 30,  July 31,  July 31,
                                                                      1995       1994       1993      1992      1991

Weighted average number of common shares                              42,129    43,857     43,780    43,526    42,091

Common stock equivalents - stock options                                 515       816      1,173     1,169

Weighted average number of common shares used in
calculating primary earnings per share                                42,644    44,673     44,953    44,695    42,091

Additional dilutive stock options under paragraph #42 APB #15            120       172         97       280

Shares used in calculating
earnings per share - fully diluted basis                              42,764    44,845     45,050    44,975    42,091

Calculation of primary and
fully diluted earnings per share:

PRIMARY AND FULLY DILUTED:
Income (loss) from continuing operations                          $   66,877 $  73,978  $  24,444  $ 24,296 $ (16,384)

Income (loss) from discontinued operations                                     (22,851)     1,714    10,941    (2,020)

Income (loss) before cumulative effect of accounting changes      $   66,877 $  51,127  $  26,158  $ 35,237 $ (18,404)

Cumulative effect of accounting changes                                                   (83,098)

Net income (loss) used in the calculation of primary
and fully diluted earnings per share                              $   66,877 $  51,127  $ (56,940) $ 35,237 $ (18,404)

PRIMARY:
Per share amounts:

Income (loss) from continuing operations                          $     1.57 $    1.66  $     .54  $    .54 $    (.39)

Income (loss)from discontinued operations                                         (.52)       .04       .25      (.05)

Income (loss) before cumulative effect of accounting changes            1.57      1.14  $     .58  $    .79 $    (.44)

Loss from cumulative effect of accounting changes                                           (1.85)

Net income (loss)                                                 $     1.57 $    1.14  $   (1.27) $    .79 $    (.44)

FULLY DILUTED:
Per share amounts:

Income (loss) from continuing operations                          $     1.56 $    1.65  $     .54  $    .54 $    (.39)

Income (loss) from discontinued operations                                        (.51)       .04       .24      (.05)

Income (loss) before cumulative effect of accounting changes            1.56      1.14        .58       .78      (.44)

Loss from cumulative effect of accounting changes                                           (1.84)

Net income (loss)                                                 $     1.56 $    1.14  $   (1.26) $    .78 $    (.44)





                                              EXHIBIT 11
                             -20-

             CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-95451, 33-25218, 33-44191, 33-
50847, 33-50849, and 33-58778) of The Perkin-Elmer
Corporation of our report dated July 25, 1995, appearing on page 45 of the Annual Report to Shareholders for 1995 of The Perkin-Elmer Corporation which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 18 of this Form 10-K.




PRICE WATERHOUSE LLP




Stamford, Connecticut
September 26, 1995



                         EXHIBIT 23