Form 10-Q
period 1995-09-30
PERKIN ELMER CORP
filed 1995-11-13
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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


Number of shares outstanding of Common Stock, par value $1 per share, as of November 1, 1995: 42,268,435.

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                          Page


       Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 1995 and 1994                    1



       Condensed Consolidated Statements of Financial Position at
       September 30, 1995 and June 30, 1995                              2


       Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended September 30, 1995 and 1994                    3



       Notes to Unaudited Condensed Consolidated Financial Statements    4



       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               6



Part II.  Other Information                                              8

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS unaudited
(Dollar amounts in thousands except per share amounts)



                                           Three months ended September 30,

                                             1995            1994

Net revenues                             $ 264,361       $ 247,278
Cost of sales                              135,426         129,028

Gross margin                               128,935         118,250

Selling, general and administrative         78,719          73,681
Research, development and engineering       25,177          23,288

Operating income                            25,039          21,281
Interest expense                             1,433           2,388
Interest income                                638             620
Other expense, net                           1,395           1,064

Income before income taxes                  22,849          18,449

Provision for income taxes                   5,255           3,505

Net income                               $  17,594       $  14,944


Net income per share                     $    0.41       $    0.35


Dividends per share                      $    0.17       $    0.17









       See accompanying Notes to Unaudited Condensed Consolidated
       Financial Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)


                                                     At September 30,   At June 30,
                                                        1995               1995
                                                     (unaudited)
Assets
Current assets
  Cash and cash equivalents                        $     41,431       $    73,010
  Short-term investments                                  7,000             7,000
  Accounts receivable, net                              232,072           234,153
  Inventories                                           218,368           212,859
  Prepaid expenses and other current assets              74,237            74,606

  Total current assets                                  573,108           601,628

Property, plant and equipment, net                      150,847           155,441

Other long-term assets                                  131,042           135,969

Total assets                                       $    854,997       $   893,038

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                    $     47,319       $    54,757
  Accounts payable                                       75,975            85,342
  Accrued salaries and wages                             30,733            38,862
  Accrued taxes on income                                39,573            34,676
  Other accrued expenses                                144,458           160,347

  Total current liabilities                             338,058           373,984

Long-term debt                                           29,177            34,124
Other long-term liabilities                             177,355           180,230

Shareholders' equity
  Capital stock                                          45,600            45,600
  Capital in excess of par value                        175,966           176,699
  Retained earnings                                     224,927           215,363
  Foreign currency translation adjustments                2,034             9,805
  Minimum pension liability adjustment                  (34,445)          (34,445)
  Treasury stock, at cost                              (103,675)         (108,322)

  Total shareholders' equity                            310,407           304,700

Total liabilities and shareholders' equity         $    854,997       $   893,038



          See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 THE PERKIN-ELMER CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
 (Dollar amounts in thousands)



                                                                      Three months ended September 30,

                                                                          1995            1994
 Operating Activities
 Net income                                                       $   17,594       $  14,944
 Adjustments to reconcile net income to net
 cash used by operating activities:
     Depreciation and amortization                                    10,535           9,928
     Deferred income taxes                                             2,138           1,733
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       (6,064)          5,587
     (Increase) decrease in inventories                               (9,557)          2,420
     Increase in prepaid expenses and other assets                    (3,189)         (2,685)
     Decrease in accounts payable and other liabilities              (29,241)        (46,438)

 Net cash used by operating activities                               (17,784)        (14,511)

 Investing Activities
 Additions to property, plant and equipment
 (net of disposals of $440 and $425, respectively)                    (6,732)         (6,003)
 Proceeds from sale of discontinued operations                                        64,847

 Net cash provided (used) by investing activities                     (6,732)         58,844

 Financing Activities
   Principal payments on long-term debt                                                 (591)
   Net change in loans payable                                        (1,804)         (5,991)
   Dividends declared                                                 (7,168)         (7,220)
   Purchases of common stock for treasury                                            (16,027)
   Stock issued for stock plans, net of cancellations                  2,730           1,309

 Net cash used by financing activities                                (6,242)        (28,520)

 Effect of exchange rate changes on cash                                (821)           (125)

 Net change in cash and cash equivalents                             (31,579)         15,688

 Cash and cash equivalents beginning of period                        73,010          25,003

 Cash and cash equivalents end of period                          $   41,431       $  40,691




          See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                    THE PERKIN-ELMER CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's (the Company's) Annual Report on Form 10-K for the fiscal year ended June 30, 1995. Significant accounting policies disclosed therein have not changed.

The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature.
These results are, however, not necessarily indicative of the results to be expected for a full year. Certain amounts in the condensed consolidated financial statements have been reclassified for comparative purposes.


NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in millions)          September 30,     June 30,
                                               1995              1995

       Raw materials and supplies            $   32.0       $    29.2

       Work-in-process                           18.1            18.9

       Finished products                        168.3           164.8

       Total inventories                    $   218.4       $   212.9



NOTE 3 - DERIVATIVES

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily forward or purchased option foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. The gains and losses on the instruments utilized to create the hedge offset the gains and losses on the underlying exposures. At September 30, 1995, the total carrying amount of the Company's outstanding foreign currency contracts held was $173.4 million. The counterparties to these contracts consist of a limited number of highly rated major financial institutions and the Company does not expect to record any losses as a result of counterparty default.

NOTE 4 - RESTRUCTURING

The Company recorded a $23.0 million before-tax charge in the fourth quarter of fiscal 1995 for restructuring actions focused on reducing the analytical instruments business infrastructure. The charge included $20.7 million for severance and benefit costs for a worldwide workforce reduction of 227 employees and $2.3 million for closure and facility consolidation expenses. As of September 30, 1995, the Company made partial severance and benefit payments totaling $5.0 million to employees separated under the restructuring program and payments of $1.3 million were made for closure and facility consolidation costs, primarily related to the shutdown of the Company's Puerto Rico manufacturing facility. The balance at September 30, 1995 of the cost to complete the remaining restructuring actions was $16.7 million. There have been no adjustments made to increase or decrease the liabilities originally accrued for the restructuring plan.


NOTE 5 - SALE OF MATERIAL SCIENCES SEGMENT

On September 30, 1994, the Company concluded the sale of its Material Sciences segment (Metco) to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The Company received cash proceeds of $64.8 million as a result of the sale.


NOTE 6 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Company is required to implement SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," no later than fiscal 1997. The Company is analyzing the statement to determine the impact, if any, on the consolidated financial statements.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 23 - 27 of the Company's 1995 Annual Report to Shareholders.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net revenues for the first quarter of fiscal 1996 were $264.4 million, an increase of 6.9% over the $247.3 million reported for the first quarter of fiscal 1995. Net income was $17.6 million, or $0.41 per share, compared with $14.9 million, or $0.35 per share, in the first quarter of fiscal 1995.

Foreign currency changes accounted for approximately $7 million of the $17.1 million net revenue increase over fiscal 1995. This was primarily due to the U.S. dollar's weakness against the Japanese yen and certain European currencies. Excluding the effects of currency, net revenues in all geographic markets, with the exception of the
Far East, increased over the prior year. Europe accounted for approximately 40% of the increase in net revenues. While traditional analytical instrument unit volumes were consistent with the prior year, demand for life science products, especially DNA sequencers and PCR related instruments and consumables, increased. Overall, life science revenues increased 17.3% over the first quarter of fiscal 1995.

Gross margin as a percentage of net revenues was 48.8% in the first quarter of fiscal 1996 compared with 47.8% in the first quarter of fiscal 1995. Increased volumes of higher gross margin life science products and the favorable effects of currency in Europe and the Far East accounted for the improved gross margin performance.

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 1996 increased $5.0 million over the first quarter of fiscal 1995. The ratio of SG&A expenses to net revenues was essentially unchanged from the first quarter of fiscal 1995 at 29.8%. Currency changes in Europe and the Far East and, to a lesser extent, certain one-time expenses, accounted for more than half of the SG&A growth. Research, development and engineering expenses of $25.2 million increased 8.1% over the prior year, primarily due to increased investment in both bioresearch and analytical programs. The restructuring actions announced during the fourth quarter of fiscal 1995 did not materially benefit first quarter results and are expected to have a more significant impact in the second half of the fiscal year.

As a result of lower short and long-term borrowing levels, interest expense in the first quarter of fiscal 1996 decreased $1.0 million compared to the first quarter of fiscal 1995. Interest income of $0.6 million was consistent with the prior year.

The Company's effective income tax rate for the first quarter of fiscal 1996 was 23% compared with 19% in the first quarter of fiscal 1995. Fiscal 1995's lower effective tax rate reflected the utilization of foreign tax credit carryforwards.

FINANCIAL RESOURCES AND LIQUIDITY

At September 30, 1995, the Company's total cash position, including cash equivalents, was $41.4 million, compared with $73.0 million at June 30, 1995. During the first quarter of fiscal 1996, cash used by operating activities totaled $17.8 million due primarily to seasonal payments to fund the Company's U.S. pension and profit sharing plans, payments related to the restructuring actions implemented in the fourth quarter of fiscal 1995, increased accounts receivable and inventory levels, and accounts payable disbursements.

During the first quarter of fiscal 1996, the Company made severance and benefit payments of $1.4 million to employees separated under the aforementioned restructuring plan. In addition, payments of $0.4 million were made for closure and facility consolidation costs, related primarily to the shutdown of the Company's Puerto Rico manufacturing facility. At September 30, 1995, the balance of the cost to complete the restructuring plan was $16.7 million.

Net capital expenditures were $6.7 million in the quarter compared with $6.0 million in the first quarter of fiscal 1995. Net cash used for financing activities was $6.2 million in the first quarter of the fiscal year reflecting the payment of shareholder dividends and repayment of short-term debt, partially offset by the proceeds received from employee stock option plan exercises. Cash used by financing activities of $28.5 million in the first quarter of fiscal 1995 included $16.0 million for the purchase of 0.5 million shares of common stock for treasury. There were no shares repurchased during the first quarter of fiscal 1996.

OUTLOOK

The life science business experienced a strong start in the first quarter and it is anticipated that government funded business in Japan will be maintained this fiscal year. The previously announced restructuring program is being implemented on schedule with the majority of the cost and cashflow benefits anticipated in the second half of the fiscal year. These benefits should contribute to a higher operating income margin in fiscal 1996. SG&A expenses are budgeted for the fiscal year to decline modestly as a percentage of net revenues but increase in nominal dollars. Research, development and engineering (R&D) expenditures are expected to increase by approximately 5% in fiscal 1996. Life sciences will account for more than the full year's change in R&D spending with analytical instruments' spending levels currently projected to decline slightly. Management remains cautious about the recent strengthening of the dollar against the Japanese yen, which if maintained, may offset some of the anticipated future sales and income increase.

                 PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.


      The Company held its Annual Meeting of Shareholders on October 19, 1995. At such meeting, the shareholders of the Company reelected each of the Company's directors for a new term and ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1996, each as described in the Notice of Annual Meeting and Proxy Statement dated September 13, 1995. The results of the voting of the shareholders with respect to such matters is set forth below.

     I.   Election of Directors.

                                  Total Vote    Total Vote
                                   For Each    Withheld From
                                   Director    Each Director

       Joseph F. Abely, Jr.       36,243,068      119,528
       Richard H. Ayers           36,246,570      116,026
       Jean-Luc Belingard         36,245,361      117,235
       Robert H. Hayes            36,244,885      117,711
       Gaynor N. Kelley           36,096,834      265,761
       Donald R. Melville         36,224,699      137,897
       Burnell R. Roberts         36,228,750      133,846
       John S. Scott              36,216,424      146,172
       Carolyn W. Slayman         36,243,377      119,219
       Orin R. Smith              36,244,475      118,121
       Richard F. Tucker          36,227,363      135,232
       Tony L. White              36,244,645      117,951

     II.  Ratification of the selection of Price  Waterhouse
          LLP as the Company's independent accountants for the fiscal year ending June 30, 1996.

              FOR       AGAINST     ABSTAIN   NO VOTE

          36,283,731    37,910      40,953       0


Item 5.  Other Information.

      At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Shareholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the
Company:

     Tony L. White            Chairman, President and Chief Executive Officer
     Peter Barrett            Vice President
     David P. Binkley         Vice President
     Michael W. Hunkapiller   Vice President
     Stephen O. Jaeger        Vice President and Chief Financial Officer
     Joseph E. Malandrakis    Vice President
     John B. McBennett        Corporate Controller
     Michael J. McPartland    Vice President
     William B. Sawch         Vice President, General Counsel and Secretary
     Rhonda L. Seegal         Vice President and Treasurer


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


                             THE PERKIN-ELMER CORPORATION



                              By: /s/ Stephen O. Jaeger
                                  Stephen O. Jaeger
                                  Vice President and
                                  Chief Financial Officer



                             By: /s/ John B. McBennett
                                 John B. McBennett
                                 Corporate Controller (Chief
                                 Accounting Officer)



Dated:  November 13, 1995

                        EXHIBIT INDEX


    Exhibit No.            Exhibit

         11             Computation of Net
                        Income Per Share

         27             Financial Data Schedule