Form 10-Q
period 1995-12-31
PERKIN ELMER CORP
filed 1996-02-12
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1995

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

                  Yes __x_         No ____


Number of shares outstanding of Common Stock, par value $1 per share, as of January 30, 1996: 43,010,190.

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                        Page


       Condensed Consolidated Statements of Operations for the
       Three Months and Six Months Ended December 31, 1995 and 1994      1



       Condensed Consolidated Statements of Financial Position at
       December 31, 1995 and June 30, 1995                               2


       Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended December 31, 1995 and 1994                       3


       Notes to Unaudited Condensed Consolidated Financial Statements    4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     6




Part II.  Other Information                                              9

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          unaudited
(Dollar amounts in thousands except per share amounts)



                                          Three months ended       Six months ended
                                             December 31,              December 31,

                                                 1995      1994         1995      1994
Net revenues                                 $ 294,088 $  260,971   $ 558,449 $ 508,249
Cost of sales                                  152,902    137,734     288,328   266,762

Gross margin                                   141,186    123,237     270,121   241,487

Selling, general and administrative             84,728     77,940     163,447   151,621
Research, development and engineering           25,927     23,192      51,104    46,480

Operating income                                30,531     22,105      55,570    43,386
Interest expense                                 1,326      1,966       2,759     4,354
Interest income                                    919        767       1,557     1,387
Other income (expense), net                       (571)       194      (1,966)     (870)

Income before income taxes                      29,553     21,100      52,402    39,549

Provision for income taxes                       6,797      4,009      12,052     7,514

Net income                                   $  22,756 $   17,091   $  40,350 $  32,035


Net income per share                         $    0.53 $     0.40   $    0.94 $    0.75


Dividends per share                          $    0.17 $     0.17   $    0.34 $    0.34






See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             -1-

    THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
    (Dollar amounts in thousands)

                                                  At December 31,   At June 30,
                                                     1995              1995

Assets                                             (unaudited)
Current assets
  Cash and cash equivalents                      $   101,000       $    73,010
  Short-term investments                                   0             7,000
  Accounts receivable, net                           241,469           234,153
  Inventories                                        214,970           212,859
  Prepaid expenses and other current assets           78,189            74,606

  Total current assets                               635,628           601,628

Property, plant and equipment, net                   148,577           155,441

Other long-term assets                               137,110           135,969

Total assets                                     $   921,315       $   893,038

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                  $    53,505       $    54,757
  Accounts payable                                    91,870            85,342
  Accrued salaries and wages                          31,745            38,862
  Accrued taxes on income                             52,258            34,676
  Other accrued expenses                             144,940           160,347

  Total current liabilities                          374,318           373,984

Long-term debt                                        28,219            34,124
Other long-term liabilities                          177,571           180,230

Shareholders' equity
  Capital stock                                       45,600            45,600
  Capital in excess of par value                     176,227           176,699
  Retained earnings                                  238,703           215,363
  Foreign currency translation adjustments             3,028             9,805
  Net unrealized gain on investment                    8,078
  Minimum pension liability adjustment               (34,445)          (34,445)
  Treasury stock, at cost                            (95,984)         (108,322)

  Total shareholders' equity                         341,207           304,700

Total liabilities and shareholders' equity       $   921,315       $   893,038

See accompanying Notes to Unaudited Condensed
Consolidated Financial Statements.

 THE PERKIN-ELMER CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
 (Dollar amounts in thousands)



                                                                         Six months ended December 31,

                                                                            1995           1994
Operating Activities
Net income                                                            $       40,350 $        32,035
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                             21,054          20,252
    Deferred income taxes                                                     (1,988)          1,485
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (17,886)          1,350
    (Increase) decrease in inventories                                        (9,557)          4,556
    Increase in prepaid expenses and other assets                            (10,933)         (4,061)
    Increase (decrease) in accounts payable and other liabilities              6,114         (48,823)

Net cash provided by operating activities                                     27,154           6,794

Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,484 and $833, respectively)                          (13,263)        (15,898)
Maturity of short-term investment                                              7,000
Proceeds from the sale of assets, net                                          4,986
Proceeds from the collection of note receivable                                2,028
Proceeds from the sale of discontinued operations                                             64,847

Net cash provided by investing activities                                        751          48,949

Financing Activities
  Principal payments on long-term debt                                                          (922)
  Net change in loans payable                                                  6,133         (14,974)
  Dividends declared                                                         (14,363)        (14,360)
  Purchases of common stock for treasury                                                     (37,416)
  Stock issued for stock plans                                                 8,580           1,767

Net cash provided (used) by financing activities                                 350         (65,905)

Effect of exchange rate changes on cash                                         (265)           (309)

Net change in cash and cash equivalents                                       27,990         (10,471)

Cash and cash equivalents beginning of period                                 73,010          25,003

Cash and cash equivalents end of period                               $      101,000 $        14,532




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


NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in  millions)      December 31,   June 30,
                                              1995         1995
       Raw materials and supplies          $    32.9   $     29.2
       Work-in-process                          20.9         18.9
       Finished products                       161.2        164.8
       Total inventories                   $   215.0   $    212.9



NOTE 3 - DERIVATIVES

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily forward or purchased option foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. The gains and losses on the instruments utilized to create the hedge offset the gains and losses on the underlying exposures. At December 31, 1995, the total carrying amount of the Company's outstanding foreign currency contracts held was $132.5 million. The counterparties to these contracts consist of a limited number of highly rated major financial institutions and the Company does not expect to record any losses as a result of counterparty default.

NOTE 4 - RESTRUCTURING

The Company recorded a $23.0 million before-tax charge in the fourth quarter of fiscal 1995 for restructuring actions focused on reducing the analytical instruments business infrastructure. The charge included $20.7 million for severance and benefit costs for a worldwide workforce reduction of 227 employees and $2.3 million for closure and facility consolidation expenses. As of December 31, 1995, the Company made partial severance and benefit payments totaling $7.7 million to employees separated under the restructuring program and payments of $2.1 million were made for closure and facility consolidation costs, primarily related to the shutdown of the Company's Puerto Rico manufacturing facility. The implementation of the fiscal 1995 restructuring plan is substantially complete. The balance at December 31, 1995 of $13.2 million represents future severance and deferred payments. There have been no adjustments made to increase or decrease the liabilities originally accrued for this restructuring plan.


NOTE 5 - SALE OF MATERIAL SCIENCES SEGMENT

On September 30, 1994, the Company concluded the sale of its Material Sciences segment (Metco) to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The Company received cash proceeds of $64.8 million as a result of the sale.


NOTE 6 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Company is required to implement SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation" no later than fiscal 1997. The Company is currently analyzing the statements to determine the impact, if any, on the consolidated financial statements.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 23 - 27 of the Company's 1995 Annual Report to Shareholders.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995

Net revenues for the second quarter of fiscal 1996 were $294.1 million, an increase of 12.7% over the $261.0 million reported for the second quarter of fiscal 1995. Net income increased 33.1% to $22.8 million, or $0.53 per share, compared with $17.1 million, or $0.40 per share, in the second quarter of fiscal 1995.

Foreign currency translation accounted for approximately $5 million of the $33.1 million net revenue increase over fiscal 1995, primarily due to the weaker U.S. dollar against various European currencies. Excluding the effects of currency, net revenues in all geographic markets increased over the prior year. The Far East, as a result of increased private and public funding in Japan, accounted for approximately 50% of the net revenue increase. Europe accounted for approximately 25% of the net revenue increase. Analytical instrument revenues for the second quarter of fiscal 1996 increased 9% over the second quarter of fiscal 1995 primarily as a result of increased demand for the high-end atomic absorption products and higher volumes of inductively coupled plasma-mass spectrometers. The growing demand for DNA sequencers and PCR related instruments and consumables, as a result of expanding bioresearch applications and production requirements, led to a 17% increase in life science revenues.

Gross margin as a percentage of net revenues was 48.0% in the second quarter of fiscal 1996 compared with 47.2% in the second quarter of fiscal 1995. Increased volume of higher margin life science products and the effects of currency gains in Europe more than offset lower analytical instrument gross margins in North America.

Selling,  general and administrative (SG&A) expenses in  the  second quarter of fiscal 1996 increased $6.8 million over the second quarter of fiscal 1995. Approximately $1.2 million of the increase was the result of currency translation in Europe and the Far East.
The ratio of SG&A expenses to net revenues decreased to 28.8% compared with 29.9% in the second quarter of fiscal 1995. Research, development and engineering (R&D) expenses of $25.9 million increased 11.8% over the prior year, primarily due to continuing increased investment in bioresearch applications. In total, operating expenses as a percentage of net revenues decreased 1.2% from the second quarter of fiscal 1995 as the Company began to benefit from the restructuring actions announced in the fourth quarter of fiscal 1995.

As a result of lower short-term borrowing levels, interest expense in the second quarter of fiscal 1996 decreased $.6 million compared to the second quarter of fiscal 1995. Net other expense was $.6 million in the second quarter of fiscal 1996 compared to net other income of $.2 million in the prior year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1995

Net revenues for the first six months of fiscal 1996 were $558.4 million, nearly 10% higher than the $508.2 million reported in the first half of fiscal 1995. Foreign currency changes, primarily in Europe, accounted for approximately $12 million, or 24%, of the increase. Revenues were higher than the prior year's level in all geographic markets, especially in the Far East. The Far East market experienced a year-to-year increase of 16% in fiscal 1996 reflecting increased public and private funding in Japan. Revenues in the United States and Europe also experienced growth, increasing 3% and 11%, respectively. Demand for life science products, particularly DNA sequencers and PCR related instruments and consumables, led to a 17% increase in life science revenues. Analytical instruments experienced increased revenues of approximately 5% as a result of higher demand for organic and inorganic products.

Gross margin as a percentage of net revenues was 48.4% for the first half of fiscal 1996 compared to 47.5% for the first six months of fiscal 1995. The increase was primarily due to increased volumes of higher gross margin life science products and, to a lesser extent, the favorable effects of foreign currency translation in Europe and the Far East. These increases more than offset lower analytical instrument gross margins in North America.

SG&A expenses increased $11.8 million in the first half of fiscal 1996 compared to the same period in fiscal 1995. Approximately 28% of the increase resulted from currency changes. As a percentage of net revenues, SG&A expenses decreased to 29% in fiscal 1996 from approximately 30% in fiscal 1995. R&D expenses of $51.1 million increased approximately 10% over the prior year, primarily due to increased investment in both bioresearch and analytical programs. The restructuring actions announced at the end of fiscal 1995, and implemented during the first six months of fiscal 1996, are proceeding as planned. While the Company has begun to benefit from the cost saving actions, with the ratio of total operating expenses to net revenues decreasing to 38.4% in fiscal 1996 from 39.0% in fiscal 1995, the restructuring actions are expected to produce higher operating cost benefits in the second half of the fiscal year.

Interest expense was $2.8 million in the first six months of fiscal 1996 compared with $4.4 million in the first six months of fiscal 1995. The decrease was primarily the result of lower average short-term borrowing levels compared to the prior year. Net other expense in the first six months of fiscal 1996 was $2.0 million compared to $.9 million in the first half of fiscal 1995.

The Company's effective income tax rate for the first six months of fiscal 1996 was 23% compared with 19% in the first six months of fiscal 1995. Fiscal 1995's lower effective tax rate reflected the greater utilization of foreign tax credit carryforwards.

FINANCIAL RESOURCES AND LIQUIDITY

At December 31, 1995, the Company's total cash position, including cash equivalents, was $101.0 million, compared with $73.0 million at June 30, 1995, and $14.5 million at December 31, 1994. Net cash provided by operations was $27.2 million for the first six months of fiscal 1996 compared to $6.8 million for the same period in fiscal 1995. Higher net income and operating liabilities more than offset increased accounts receivable, inventory levels, and other assets during fiscal 1996.

Capital spending was $14.7 million in the first half of fiscal 1996 compared with $16.7 million in the first six months of fiscal 1995. These expenditures were more than offset by the proceeds received from the collection of long-term notes receivable, the disposal of fixed assets held for sale and the maturity of a short-term investment during the second quarter of fiscal 1996. Cash used for the payment of shareholders' dividends was offset by the proceeds received from employee stock option plan exercises and increased short-term borrowings at the end of the second quarter of fiscal 1996. During the first six months of fiscal 1995, cash used by financing activities included $37.4 million for the purchase of 1.3 million shares of common stock for treasury. There were no shares repurchased during the first six months of fiscal 1996.

The implementation of the restructuring actions announced at the end of fiscal 1995 is proceeding as planned. During the first half of fiscal 1996, the Company made severance and benefit payments of $4.1 million to employees separated under the plan. In addition, payments of $1.2 million were made for closure and facility consolidation costs, related primarily to the shutdown of the Company's Puerto Rico manufacturing facility. The implementation of the fiscal 1995 restructuring plan is substantially complete. The balance remaining at December 31, 1995 of $13.2 million represents future severance and deferred payments.

OUTLOOK

With the implementation of the fiscal 1995 restructuring actions proceeding as planned, the Company is anticipating increasing cost and cash flow benefits for the remainder of fiscal 1996. However, the slow growth trend of revenues and profitability in the analytical instrument business has confirmed the need for further actions. The Company has announced plans to take a pre-tax charge of approximately $65 - $75 million, or approximately $57 - $65 million after-tax, in the third quarter of fiscal 1996. The actions planned include a reduction in worldwide manufacturing capacity and the establishment of an integrated sales, distribution and administration support infrastructure for European operations. The operating cost benefit of these actions targeted for fiscal 1997 approximates $25 million. Once completed, cost benefits are anticipated to exceed $40 million per year, as will operating cash flow. The complete details, costs, and timing to implement the plan are expected to be announced upon final approval from the Company's Board of Directors before the end of the third quarter.

                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10. Form of revised Employment Agreement dated as of November 16, 1995 between Registrant and certain Named Executive Officers.
          11.  Computation of Net Income Per Share.
          27.  Financial Data Schedule.

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


                             THE PERKIN-ELMER CORPORATION



                             By:   /s/ Stephen O. Jaeger
                                   Stephen O. Jaeger
                                   Vice President and
                                   Chief Financial Officer



                             By:   /s/ John B. McBennett
                                   John B. McBennett
                                   Corporate Controller (Chief
                                   Accounting Officer)

Dated:  February 12, 1996

                        EXHIBIT INDEX


   Exhibit No.                 Exhibit

        10             Form of revised Employment
                       Agreement dated as of
                       November 16, 1995 between
                       Registrant and certain
                       Named Executive Officers.

        11             Computation of Net
                       Income Per Share.

        27             Financial Data Schedule.