Form 10-Q
period 1996-03-31
PERKIN ELMER CORP
filed 1996-05-13
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

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


Number of shares outstanding of Common Stock, par value $1 per share, as of May 1, 1996: 43,620,864.

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                        Page


       Condensed Consolidated Statements of
       Operations for the
       Three Months and Nine Months Ended March         1
       31, 1996 and 1995


       Condensed Consolidated Statements of
       Financial Position at
       March 31, 1996 and June 30, 1995                 2


       Condensed Consolidated Statements of Cash
       Flows for the
       Nine Months Ended March 31, 1996 and 1995        3


       Notes to Unaudited Condensed Consolidated        4
       Financial Statements


       Management's Discussion and Analysis of
       Financial Condition and Results of               7
       Operations



Part II.  Other Information                            12

      THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               unaudited
(Dollar amounts in thousands except per share amounts)




                                        Three months ended              Nine months ended
                                        March 31,                       March 31,

                                             1996        1995                1996        1995
Net revenues                            $   299,046 $   274,612         $   857,495 $   782,861
Cost of sales                               153,319     145,866             441,647     412,628

Gross margin                                145,727     128,746             415,848     370,233

Selling, general and administrative          85,928      79,429             249,375     231,050
Research, development and engineering        25,639      23,688              76,743      70,168
Provision for restructured operations        71,600                          71,600

Operating income (loss)                     (37,440)     25,629              18,130      69,015
Gain on sale of investment                               20,800                          20,800
Interest expense                              1,357       2,172               4,116       6,526
Interest income                               1,525         761               3,082       2,148
Other income (expense), net                    (101)        262              (2,067)       (608)

Income (loss) before income taxes           (37,373)     45,280              15,029      84,829

Provision for income taxes                   (1,435)      8,604              10,617      16,118

Net income (loss)                       $   (35,938)$    36,676         $     4,412 $    68,711


Net income (loss) per share             $     (0.84)$      0.86         $      0.10 $      1.61


Dividends per share                     $      0.17 $      0.17         $      0.51 $      0.51







See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                 -1-

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

                                               At March 31,      At June 30,
                                                   1996              1995

Assets                                         (unaudited)
Current assets
  Cash and cash equivalents                  $     145,332     $      73,010
  Short-term investments                             1,227             7,000
  Accounts receivable, net                         245,741           234,153
  Inventories                                      219,196           212,859
  Prepaid expenses and other current assets         74,364            74,606

  Total current assets                             685,860           601,628

Property, plant and equipment, net                 149,179           155,441

Other long-term assets                             136,580           135,969

Total assets                                 $     971,619     $     893,038

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                              $      82,584     $      54,757
  Accounts payable                                  75,620            85,342
  Accrued salaries and wages                        35,622            38,862
  Accrued taxes on income                           48,637            34,676
  Other accrued expenses                           221,848           160,347

  Total current liabilities                        464,311           373,984

Long-term debt                                         944            34,124
Other long-term liabilities                        177,398           180,230

Shareholders' equity
  Capital stock                                     45,600            45,600
  Capital in excess of par value                   178,561           176,699
  Retained earnings                                191,104           215,363
  Foreign currency translation adjustments           1,892             9,805
  Net unrealized gain on investment                 13,292
  Minimum pension liability adjustment             (34,445)          (34,445)
  Treasury stock, at cost                          (67,038)         (108,322)

  Total shareholders' equity                       328,966           304,700

Total liabilities and shareholders' equity   $     971,619     $     893,038


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 THE PERKIN-ELMER CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
 (Dollar amounts in thousands)



                                                                    Nine months ended March 31,

                                                                      1996              1995
Operating Activities
Net income                                                     $       4,412     $      68,711
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                     30,472            30,395
    Restricted stock amortization                                      4,857
    Deferred income taxes                                             (2,019)             (279)
    Gains from the sale of assets                                                      (22,129)
    Provision for restructured operations                             71,600
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       (25,552)           13,552
    (Increase) decrease in inventories                               (15,181)              986
    Increase in prepaid expenses and other assets                     (9,323)           (9,174)
    Increase (decrease) in accounts payable and other liabilities      2,454           (26,834)

Net cash provided by operating activities                             61,720            55,228

Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,306 and $1,563, respectively)                (22,669)          (22,353)
Short-term investments                                                 5,773
Proceeds from sale of assets, net                                      4,986            54,499
Proceeds from collection of note receivable                            2,028
Proceeds from sale of discontinued operations                                           64,847

Net cash provided (used) by investing activities                      (9,882)           96,993

Financing Activities
  Principal payments on long-term debt                                                  (1,119)
  Net change in loans payable                                         12,343           (40,614)
  Dividends declared                                                 (21,627)          (21,459)
  Purchases of common stock for treasury                                               (40,297)
  Stock issued for stock plans                                        31,214             4,840

Net cash provided (used) by financing activities                      21,930           (98,649)

Effect of exchange rate changes on cash                               (1,446)           (3,623)

Net change in cash and cash equivalents                               72,322            49,949

Cash and cash equivalents beginning of period                         73,010            25,003

Cash and cash equivalents end of period                        $     145,332     $      74,952


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                    THE PERKIN-ELMER CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's (the Company's) 1995 Annual Report to Shareholders. Significant accounting policies disclosed therein have not changed.

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

NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in millions)        March 31,       June 30,
                                            1996            1995
       Raw materials and supplies   $        33.0     $      29.2
       Work-in-process                       20.9            18.9
       Finished products                    165.3           164.8
       Total inventories            $       219.2     $     212.9


NOTE 3 - INVESTMENTS

Investments in equity securities, which are categorized as available-for-sale, are stated at a fair value of $26.5 million with a cost basis of $13.2 million. As a result, an unrealized holding gain of $13.3 million is reported as a separate component of shareholders' equity. The prior year amount was not material.

During the third quarter of fiscal 1995, the Company sold its equity interest in Silicon Valley Group, Inc. for net cash proceeds of $49.8 million. The Company recorded a pre-tax gain of $20.8 million or $.39 per share after-tax.

NOTE 4 - DERIVATIVES

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily forward or purchased option foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency
transactions.   The  gains  and  losses  on   the
instruments utilized to create the hedge offset the gains and losses on the underlying exposures. At March 31, 1996, the total carrying amount of the Company's outstanding foreign currency contracts held was $87.2 million. The counterparties to these contracts consist of a limited number of highly rated major financial institutions and the Company does not expect to record any losses as a result of counterparty default.

NOTE 5 - RESTRUCTURINGS

As part of continuing efforts to strengthen the analytical instruments business, the Company initiated further actions designed to reduce costs and improve operating margins. During the third quarter of fiscal 1996, the Company recorded a before-tax restructuring charge of $71.6 million to reorganize the worldwide analytical instruments business into three vertically integrated, fiscally accountable divisions, to reduce costs, and to improve the Company's ability to compete more effectively in each of its markets. The charge included $37.8 million for worldwide workforce reductions of approximately 390 positions in manufacturing, sales and support, and administrative functions. The charge also included $33.8 million for the reduction of excess European manufacturing capacity, the consolidation of facilities in Europe, and the write-off of certain tangible and intangible assets associated with the discontinuance of various product lines. The Company will transfer the development and manufacturing of certain analytical instrument product lines from its facility in Germany to other sites, primarily in the U.S. The facility in Germany will remain the principal site for the development and manufacturing of atomic absorption products. These changes are scheduled to be completed by March 1997. The restructuring actions also include the establishment of a distribution center in Holland, which will provide an integrated sales, shipment and administration support infrastructure for the Company's European operations, and the integration of certain operating and business activities. The European distribution center will include certain administrative, financial and information systems functions which are currently being transacted at individual locations throughout Europe. These changes are scheduled to be implemented by June 1997. As of March 31, 1996, the Company made payments of $2.1 million for severance related costs. The reserve balance at March 31, 1996 was $64.7 million.

The Company recorded a $23.0 million before-tax charge in the fourth quarter of fiscal 1995 for restructuring actions focused on reducing the analytical instruments business infrastructure. The charge included $20.7 million for severance and benefit costs for worldwide workforce reductions of 227 employees and $2.3 million for facility closure and consolidation expenses. As of March 31, 1996, the Company made partial severance and benefit payments totaling $10.8 million to employees separated under this restructuring program and payments of $1.9 million were made for facility closure and consolidation costs, primarily related to the shutdown of the Company's Puerto Rico manufacturing facility. The implementation of the fiscal 1995 restructuring plan was completed in the third quarter  of  fiscal 1996.  The balance at March 31,  1996  of  $10.3 million represents future severance and deferred payments. There have been no adjustments made to increase or decrease the liabilities originally accrued for this restructuring plan.

NOTE 6 - SALE OF MATERIAL SCIENCES SEGMENT

On September 30, 1994, the Company concluded the sale of its Material Sciences segment (Metco) to Sulzer Inc., a wholly-owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The Company received cash proceeds of $64.8 million as a result of the sale.

NOTE 7 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Company is required to implement SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," no later than fiscal 1997. The Company is currently analyzing the statements to determine the impact, if any, on the consolidated financial statements.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 23 - 27 of the Company's 1995 Annual Report to Shareholders.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

The Company reported a net loss of $35.9 million, or $.84 per share, for the third quarter of fiscal 1996 compared with net income of $36.7 million, or $.86 per share, for the third quarter of fiscal 1995. The net loss for the current quarter included an after-tax restructuring charge of $62.3 million, or $1.44 per share. Fiscal 1995's third quarter included an after-tax gain of $16.8 million from the sale of the Company's equity interest in Silicon Valley Group, Inc. On a comparable basis, excluding the restructuring charge in fiscal 1996 and the equity interest gain in fiscal 1995, net income in the third quarter increased 33% over the third quarter of fiscal 1995.

Net revenues for the third quarter of fiscal 1996 were $299.0 million, an increase of 8.9% over the $274.6 million reported for the third quarter of fiscal 1995. Net revenues decreased approximately $3 million in the third quarter of fiscal 1996 as a result of the effects of foreign currency translation as the U.S.
dollar strengthened against the Yen. The European and Far East markets were the primary contributors of the net revenue increase over the prior year. The European market represented approximately 27% of the net revenue increase, while the Far East market, benefiting from increased government spending in Japan, contributed approximately 55% of the quarterly revenue increase. Net revenues from the analytical instruments business were approximately 2% below the prior year's third quarter. The decrease was centered in the U.S. where both product and service revenues were below last year's third quarter. Increased demand for DNA analysis and liquid chromatography/mass spectrometry (LC/MS) products contributed to an increase of approximately 24% in the Company's life science net revenues compared to the prior year's third quarter.

Gross margin as a percentage of net revenues was 48.7% in the third quarter of fiscal 1996, compared with 46.9% in the third quarter of fiscal 1995. Improvements from year-to-year came from both the analytical and life science businesses, although the Company continues to experience competitive pricing pressures in its U.S. analytical market.

Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 1996 increased $6.5 million over the third quarter of fiscal 1995, including $4.2 million for the Company's restricted stock program. The structure of this program provided for the lifting of restrictions at common stock price levels ranging from $40 to $52. Research, development and engineering (R&D) expenses of $25.6 million increased approximately 8% over the prior year, primarily due to higher investment in bioresearch applications. Operating expenses of $183.2 million for the third quarter of fiscal 1996 included a $71.6 million before-tax charge for restructuring actions. Excluding the restructuring charge, operating expenses as a percentage of net revenues were slightly lower than the prior year's third quarter. The improved gross margin and operating expense performance resulted in operating income being approximately 33% higher than the third quarter of fiscal 1995.

The third quarter fiscal 1996 before-tax restructuring charge of $71.6 million was taken as part of a plan focused on reducing costs and improving operating margins in the analytical instruments business. The worldwide analytical instruments business will be reorganized into three vertically integrated, fiscally accountable divisions to reduce costs, and to improve the Company's ability to compete more effectively in each of its markets. The charge included $37.8 million for worldwide workforce reductions of approximately 390 positions in manufacturing, sales and support, and administrative functions. The charge also included $33.8 million for the reduction of excess European manufacturing capacity, the consolidation of facilities in Europe, and the write-off of certain tangible and intangible assets associated with the discontinuance of various product lines. The Company will transfer the development and manufacturing of certain analytical instrument product lines from its facility in Germany to other sites, primarily in the U.S. The facility in Germany will remain the principal site for the development and manufacturing of atomic absorption products. These changes are scheduled to be completed by March 1997. The restructuring actions also include the establishment of a distribution center in Holland, which will provide an integrated sales, shipment and administration support infrastructure for the Company's European operations, and the integration of certain operating and business activities. The European distribution center will include certain administrative, financial, and information systems functions which are currently being transacted at individual locations throughout Europe. These changes are scheduled to be implemented by June 1997. These actions, when completed, should result in improved customer focus, increased product and service revenues, and higher operating income. The benefits of the program will begin to be realized in fiscal 1997 with reduced operating costs of approximately $25 million. When the program is implemented, the Company expects to achieve annual operating cost benefits of more than $40 million and increased operating cash flow of a similar amount.

Interest expense in the third quarter of fiscal 1996 was $1.4 million compared with $2.2 million in the third quarter of fiscal 1995. The decrease was the result of lower average borrowing levels. Interest income was $1.5 million in the third quarter of fiscal 1996 compared to $.8 million in the prior year. The increase was primarily the result of higher cash and cash equivalents balances during the quarter.

Fiscal 1996's third quarter effective tax rate was 23% prior to a $9.3 million, or 13%, tax benefit on the $71.6 million charge for restructuring actions. The effective income tax rate for the third quarter of fiscal 1995 was 19%.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996

The Company reported net income of $4.4 million, or $.10 per share, for the first nine months of fiscal 1996 compared with $68.7 million, or $1.61 per share, for the same period in fiscal 1995. Fiscal 1996 net income included an after-tax restructuring charge of $62.3 million, or $1.44 per share. Fiscal 1995 included an after-tax gain of $16.8 million from the sale of the Company's equity interest in Silicon Valley Group, Inc. On a comparable basis, excluding the restructuring charge in fiscal 1996 and the equity interest gain in fiscal 1995, year-to-date net income for fiscal 1996 increased 29% over the net income reported in the prior year.

Fiscal 1996's year-to-date net revenues of $857.5 million were approximately 10% higher than the $782.9 million reported for the first nine months of fiscal 1995. Foreign currency translation changes in Europe, offset partially by Latin America, accounted for approximately $9 million of the increase.

All geographic  markets
experienced growth in fiscal 1996, particularly the Far East, where revenues were approximately 19% higher than the previous year. This increase was primarily the result of higher public and private spending in Japan. The life science business experienced an increase  in  net  revenues of approximately  25%  as  a  result  of increased demand for DNA and LC/MS products. The analytical instruments business net revenues increased approximately 4% over the prior year as a result of higher demand for inorganic products.

Gross margin as a percentage of net revenues was 48.5% for the first nine months of fiscal 1996 compared to 47.3% for the prior year. The increase was primarily due to increased sales volume of higher gross margin life science products.

SG&A expenses for the first nine months of fiscal 1996 increased $18.3 million, or approximately 8%, over the first nine months of fiscal 1995. Approximately $2.6 million of the increase resulted from foreign currency changes in Europe. SG&A expenses included
$4.9 million of expenses for the previously mentioned restricted stock program. As a percentage of net revenues, SG&A expenses decreased from 29.5% in fiscal 1995 to 29.1% in fiscal 1996. R&D expenses of $76.7 million increased $6.6 million over the prior year, reflecting continued increased investment in the life science business and, to a lesser extent, the analytical instruments business. Total year-to-date operating expenses of $397.7 million included the $71.6 million before-tax charge for restructuring actions. On a comparable basis, excluding the provision for restructured operations, total operating expenses as a percentage of net revenues decreased from 38.5% in fiscal 1995 to 38.0% in fiscal 1996.

As a result of lower average borrowing levels in fiscal 1996, interest expense was $2.4 million lower than the amount reported in the first nine months of fiscal 1995. Interest income increased $.9 million over the prior year as a result of maintaining higher cash and cash equivalents balances and rising interest rates. Year-to-
date net other expense for fiscal 1996 was $2.1 million compared with $.6 million in the prior year. Other expenses in fiscal 1995 were partially offset by a third quarter gain on the sale of real estate.

The Company's effective tax rate for the first nine months of fiscal 1996 was 23% prior to a $9.3 million, or 13%, tax benefit on the $71.6 million charge for restructuring actions. The effective income tax rate for fiscal 1995 was 19%.


FINANCIAL RESOURCES AND LIQUIDITY

At March 31, 1996, the Company's total cash and short-term investment position was $146.6 million, compared with $80.0 million at June 30, 1995 and $75.0 million at March 31, 1995. Net cash provided by operating activities was $61.7 million for the first nine months of fiscal 1996 compared to $55.2 million for the same period in fiscal 1995. The increase was primarily due to higher net income (excluding the current quarter's restructuring charge) and increased operating liabilities which more than offset higher accounts receivable and inventory levels.

Net cash used by investing activities was $9.9 million for the first nine months of fiscal 1996 compared with $97.0 million net cash provided by investing activities in fiscal 1995. Fiscal 1995 included $64.8 million in cash proceeds from the sale of the material sciences unit, a discontinued operation, and proceeds of $54.5 million from the sale of assets. Of this amount, $49.8 million was the net proceeds resulting from the Company's sale of its equity interest in Silicon Valley Group, Inc. which was sold during the third quarter of fiscal 1995. Fiscal 1996 included $5.0 million cash received from the sale of assets. Capital expenditures for the first nine months of fiscal 1996 remained constant with the prior year's spending level of approximately $24 million.

Fiscal 1996 year-to-date net cash provided by financing activities was $21.9 million. Proceeds received from employee stock plan exercises more than offset cash used for the payment of shareholder dividends. As a result of the increased stock price, proceeds received from employee stock plan exercises was $26.4 million higher than the prior year. Loans payable included $26.4 million reclassified from long-term debt for a loan which will mature in the third quarter of fiscal 1997. Cash used by financing activities was $98.6 million for the first nine months of fiscal 1995, primarily as a result of repayments of short-term debt and purchases of common stock for treasury. Approximately 1.4 million shares of common stock, at a cost of $40.3 million, were repurchased during the first nine months of fiscal 1995.

The implementation of the restructuring actions announced at the end of fiscal 1995 has resulted in cash outlays of $8.2 million during the first nine months of fiscal 1996. The Company made severance and benefit payments of $7.2 million to employees separated under the plan and payments of $1.0 million were made for closure and facility consolidation costs, related primarily to the shutdown of the Company's Puerto Rico manufacturing facility. The implementation of the fiscal 1995 restructuring plan was completed in the third quarter of fiscal 1996. The balance remaining at March 31, 1996 of $10.3 million represents future severance and deferred payments.

As of March 31, 1996, the balance remaining for the restructuring actions announced during the third quarter of fiscal 1996 was $64.7 million. To date, the Company has made payments of $2.1 million for worldwide severance related costs.

OUTLOOK

Demand for life science products has grown steadily, driven by increased emphasis on growing market segments, and the Company continues to invest in and search for new opportunities and applications in this business. This investment strategy is designed to further position the Company as the technology and market leader in the fast-growing life sciences marketplace.

On April 19, 1996, the Company announced the planned acquisition of Tropix, Inc., a world leader in the development, manufacture, and sale of chemiluminescent detection technology for life sciences. The Company envisions this acquisition will provide new opportunities in the life science and pharmaceutical research markets. The cash acquisition is subject to the approval of Tropix, Inc. shareholders and customary closing conditions.

The Company believes the restructuring plan recognized in the third quarter of fiscal 1996 and other actions will lead to improved profitability and cash flow from the analytical instruments business. The reorganization of the analytical instruments business into three vertically integrated and fiscally accountable divisions is designed to create a more responsive and profitable organization resulting in better customer focus, increased product and service revenues, and higher operating income. The benefits of the program will begin to be realized in fiscal 1997 with reduced operating costs of approximately $25 million. When the program is implemented, the Company expects to achieve annual operating cost benefits of more than $40 million and increased operating cash flow of a similar amount. The full benefits are expected to be realized in fiscal 1998.

"SAFE  HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION  REFORM
ACT OF 1995

Certain statements contained in this report may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) complexity and uncertainty regarding the development of new high technology products, (2) loss of market share through competition,
(3) introduction of competing products or technologies by other companies, (4) pricing pressures from competitors and/or customers,
(5) changes in the life sciences or analytical instrument industries, (6) changes in the pharmaceutical, environmental, research or chemical markets, (7) variable government funding in key geographical regions, (8) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (9) the loss of key employees, and (10) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

A significant portion of the Company's life science business operations are located near major California earthquake faults. The ultimate impact of earthquakes on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company maintains insurance to reduce its exposure to losses and interruptions caused by earthquakes.

Although the Company believes it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10. Form of Pledge Agreement and Promissory Note dated as of March 8, 1996 between Registrant and certain Named Executive Officers.
          11.  Computation of Net Income Per Share.
          27.  Financial Data Schedule.

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


                             THE PERKIN-ELMER CORPORATION



                             By:   /s/ Stephen O. Jaeger
                                Stephen O. Jaeger
                                Vice President and
                                Chief Financial Officer



                             By:   /s/ John B. McBennett
                                John B. McBennett
                                Corporate Controller (Chief
                                Accounting Officer)

Dated:  May 13, 1996

                        EXHIBIT INDEX


   Exhibit No.                 Exhibit

        10             Form of Pledge Agreement
                       and Promissory Note dated
                       as of March 8, 1996
                       between Registrant and
                       certain Named Executive
                       Officers.

        11             Computation of Net
                         Income Per Share.

        27             Financial Data Schedule.