Form 10-K
period 1996-06-30
PERKIN ELMER CORP
filed 1996-09-24
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K
       [ X ] Annual Report Pursuant To Section 13 Or 15(d)
      Of The Securities Exchange Act Of 1934 [Fee Required]
             For the Fiscal Year Ended June 30, 1996

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

                   X      Yes              No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of September 13, 1996, 42,977,736 shares of Registrant's
Common Stock were outstanding, and the aggregate market value of shares of such Common Stock (based upon the average sales price) held by non-affiliates was approximately $2,396,008,782.


               DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for Fiscal Year ended June 30,
1996 - Parts I, II, and IV.

     Proxy Statement for Annual Meeting of Shareholders dated
September 9, 1996 - Part III.

                            PART I

Item 1.                    BUSINESS

      (a) General Development of Business.

      The Perkin-Elmer Corporation was incorporated in 1939 under the laws of the State of New York. Together with its consolidated subsidiaries, The Perkin-Elmer Corporation (hereinafter collectively referred to as "Registrant" or the "Corporation") develops, manufactures, and sells products in the industry segments described in sub-item (c) below.

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

      In order to concentrate on two different strategies for the Analytical Instruments and Life Sciences businesses,
Registrant reorganized into two separate business segments in 1996.

     (b) Financial Information About Industry Segments.

      A summary of net sales to unaffiliated customers, operating income, and identifiable assets attributable to each of the Registrant's industry segments for the fiscal years ended June 30, 1996, 1995 and 1994 is incorporated herein by reference to Note 6 on Pages 42-43 of the Annual Report to Shareholders for 1996.

(c) Narrative Description of Business.

      The Registrant's operations are organized within two industry segments: (1) Analytical Instruments; and (2) Life
Sciences.  These segments are more fully described below.

ANALYTICAL INSTRUMENTS

      Registrant develops, manufactures, markets, sells, and services analytical instrument systems. This industry segment includes analytical instrument systems for determining the composition and molecular structure of chemical substances (both organic and inorganic) and measuring the concentration of materials in a sample. These instruments include: spectrophotometers utilizing a number of analytical techniques; gas and liquid chromatographs; thermal analyzers; analytical balances; flame photometers; polarimeters; data-handling devices that are principally designed for use with analytical instruments; and data systems for applications in analytical chemistry.

      Registrant's analytical instruments are used by private industry, educational and research institutions, and governmental entities for fundamental research, applied industrial research, quality control, medical research, hospital clinical testing, pollution analysis, drug identification, and forensics.

LIFE SCIENCES

      In this industry segment, Registrant manufactures and sells biochemical analytical instrument systems and products, consisting of instruments and associated consumable products. Life Sciences products include liquid chromatography/mass spectrometer systems, and DNA amplification, analysis, synthesis, and sequence detection systems. Registrant's DNA sequencing instruments have accounted for an increasing share of the Life Sciences business. These automated systems and products are used for amplification, purification, isolation, analysis, synthesis, and sequencing of nucleic acids, proteins, and other biological molecules. Registrant's biochemical analytical instrument systems and products are used for life science research and related applications.

      In  a  joint  venture, Perkin-Elmer  Sciex  Instruments,
Registrant is engaged in the manufacture and sale of mass spectrometry instrument systems, which are sold by both the Analytical Instruments and Life Sciences segments.

MARKETING AND DISTRIBUTION

      In the United States, Registrant markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by the Registrant's foreign based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. Registrant owns or leases sales and service offices in strategic regional locations in the United States, and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Registrant's products is distributed through retail outlets.

RAW MATERIALS

       There are no specialized raw materials that are particularly essential to the operation of Registrant's business. Registrant's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Registrant has multiple commercial sources for most components and supplies but is dependent on single sources for a limited number of such items, in which case Registrant normally secures long-term supply contracts. In certain cases, discontinuances of certain sources could temporarily interrupt Registrant's business in the Life Sciences segment.

PATENTS, LICENSES, AND FRANCHISES

      Registrant has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization which are incorporated in Registrant's products or which fall within its fields of interest. Certain licenses under patents have been granted to, and received from, other entities. Registrant has certain rights from Hoffmann-La Roche Inc. under patents relating to polymerase chain reaction technology ("PCR"), which patents expire in 2004. Registrant also has rights under a patent issued to the California Institute of Technology relating to DNA sequencing, which patent expires in 2009. In Registrant's opinion, however, no other single patent or license, or group of patents or licenses, or any franchise, is material to its business as a whole or to either industry segment.

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

SEASONAL FLUCTUATIONS

      Neither of Registrant's industry segments is subject to pronounced seasonal fluctuations.

BACKLOG

      Registrant's recorded backlog was $182.3 million at June 30, 1996 and $167.0 million at June 30, 1995. It is
Registrant's  general  policy  to  include  in  backlog   only
purchase orders or production releases which have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 1997.

UNITED STATES GOVERNMENT SALES

      No material portion of either of Registrant's industry segments is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United
States Government.

COMPETITION

      The industry segments in which Registrant operates are highly competitive and are characterized by the application of advanced technology. There are numerous companies which specialize in, and a number of larger companies which devote a significant portion of their resources to, the development, manufacture, and sale of products which compete with those manufactured or sold by Registrant. Many of Registrant's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which Registrant is engaged. The markets for Registrant's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine Registrant's relative market position in its industry segments, Registrant is confident it is one of the principal manufacturers in its fields, marketing a broad line of analytical instruments and life science systems. In addition to competing in terms of the technology that Registrant offers, Registrant competes in terms of price, service, and quality.

RESEARCH, DEVELOPMENT, AND ENGINEERING

      Registrant is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 1996, 1995, and 1994, Registrant spent $102.3 million, $95.1 million, and $94.2 million, respectively, on company sponsored research, development, and engineering activities.

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

EMPLOYEES

      As  of  June 30, 1996, Registrant employed 5,697 persons
worldwide.   None of Registrant's United States  employees  is
subject to collective bargaining agreements.

      (d)  Financial  Information About Foreign  and  Domestic
Operations and Export Sales.

      A summary of net revenues to unaffiliated customers, operating income, and identifiable assets attributable to each of Registrant's geographic areas and export sales for the fiscal years 1996, 1995, and 1994 is incorporated herein by reference to Note 6 on Pages 42-43 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

      Registrant's consolidated net revenues to unaffiliated customers in countries other than the United States for the fiscal years 1996, 1995, and 1994 were $744.7 million, $669.8 million,  and  $606.7  million, or 64.0%,  63.0%,  and  59.2%, respectively, of Registrant's consolidated net revenues.

      All of the Registrant's manufacturing facilities outside of the continental United States are located in Germany, the United Kingdom, Japan, and Canada. The Registrant is in the process of establishing a manufacturing facility in Singapore.

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


Item 2.                       PROPERTIES

      Listed below are the principal facilities of Registrant as of June 30, 1996. Registrant considers all facilities listed below to be reasonably appropriate for the purpose(s) for which they are used, including manufacturing, research and development, and administrative purposes. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized on the basis of at least one shift. None of the leased facilities is leased from an affiliate of Registrant. Facilities are grouped within the business segment which is the principal user.



                                                                 Approximate
                                Owned or      Expiration         Floor Area
   Location                     Leased        Date of Leases     In Sq.Ft.


Analytical Instruments

Norwalk, CT                     Owned                              402,000
Wilton, CT                      Owned                              219,000
San Jose, CA                    Owned                               81,000
Beaconsfield, England           Owned                               70,000
Ueberlingen, Germany            Owned                               62,000
Ontario, Canada                 Owned                               38,000
Irvine, CA                      Owned                               22,000
Ueberlingen, Germany           Leased              2001            201,815
Llantrinsant, Wales            Leased              1996            113,000
Meersburg, Germany             Leased              1997             24,000
Singapore                      Leased              1999             15,000
Beaconsfield, England          Leased              2005              8,000

Life Sciences

Warrington, England             Owned                               58,000
Narita, Japan                   Owned                               24,000
Foster City, CA                Leased           1999-2005          390,600
Bedford, MA                    Leased              2000             15,000
Davis, CA                      Leased              1999             12,000


      In addition to the facilities listed above, Registrant leases space in certain industrial centers for use as regional sales and service offices, technical demonstration centers, and warehousing. Registrant also owns undeveloped land in Redding, Connecticut, Vacaville, California, and Ueberlingen, Germany.

      In addition to the properties used by Registrant in its operations, Registrant owns a facility in Garden Grove, California (approximately 82,000 square feet) which is currently leased to OCA Applied Optics, Inc. for a term expiring in 2002, and a facility in Pomona, California (approximately 135,000 square feet) which is currently leased to Orbital Sciences Corporation for a term expiring in 2003. Registrant also owns two facilities in Wilton, Connecticut (approximately 51,000 square feet and 42,000 square feet), and a facility in San Jose, California (approximately 67,000 square feet) which are held for sale or lease. One of the facilities in Wilton is leased on a long-term basis, and the facility in San Jose and a portion of the remaining facility in Wilton are leased on a short-term basis.


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

     Registrant was one of approximately 125 third party defendants named in a third party complaint dated February 19, 1993 in United States of America v. Davis et al., which is pending in the United States District Court for the District of Rhode Island. The third party plaintiffs, who were named as defendants and potentially responsible parties in the Government's initial complaint, sought equitable contribution and indemnification in the event they were found liable for remediation costs relating to the removal of hazardous substances from a site located in Smithfield, Rhode Island (such costs initially were estimated by the Government to be $27.8 million, but most recent estimates of such costs appear to be in the $40 million range). All but one of the third party plaintiffs settled with the Government for a total of approximately $6 million, and a trial on the question of the remaining third party plaintiff's liability to the Government resulted in an April 22, 1995 Memorandum and Order in which the Court found such plaintiff, United Technologies
Corporation, liable as a "generator" of hazardous wastes deposited at the site. Thereafter, the Court permitted United Technologies Corporation to proceed with its claims against third parties. Approximately one-half of the third party claims have been settled, and the remaining, including the claim against Registrant, are scheduled for trial in November 1996. While the Registrant contends that it should have no liability in this case, because of the uncertainty of all litigation it cannot definitively state that it will incur less than $100,000 in monetary liability.


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

      The following information, which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, is hereby incorporated by reference in this Form 10-
K: the high and low sales prices of Registrant's Common Stock for each quarterly period during the fiscal years 1996 and 1995 (Note 13, Page 47 of the Annual Report to Shareholders).

     (b) Holders.

      On September 13, 1996, the approximate number of holders of Common Stock of Registrant was 7,490. The approximate number of record holders is based upon the actual number of holders registered in the books of Registrant at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the number of shares of Registrant's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

     (c) Dividends.

      The amount of quarterly dividends paid during the fiscal years 1996 and 1995 (Note 13, Page 47 of Registrant's Annual
Report to Shareholders) is hereby incorporated by reference in this Form 10-K.


Item 6.                  SELECTED FINANCIAL DATA

      Registrant hereby incorporates by reference in this Form
10-K Page 26 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996.


Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Registrant hereby incorporates by reference in this Form
10-K Pages 27-32 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

Item 8.            FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA

      The following financial statements and the supplementary financial information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference in this Form 10-K: the Consolidated Financial Statements and the report thereon of Price Waterhouse LLP dated July 24, 1996, and Pages 33-48 of said Annual Report, including Note 13, Page 47, which contains unaudited quarterly financial information.


Item   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Registrant has not changed its public accounting firm within 24 months prior to June 30, 1996, the date of Registrant's most recent financial statements.

                          PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS
                          OF THE REGISTRANT

     (a) Identification and Background of Directors.

      Registrant hereby incorporates by reference in this Form 10-K Pages 2-4 of Registrant's Proxy Statement dated
September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996.

     (b) Identification of Executive Officers.

      The following is a list of Registrant's executive officers, their ages, and their positions and offices with the Registrant, as of September 13, 1996.


Name                           Age  Present Positions and Year First Elected

Manuel A. Baez................  54   Senior Vice President (1996)
Peter Barrett.................  43   Vice President (1994)
David  P. Binkley.............  43   Vice President (1995)
Michael W. Hunkapiller........  47   Vice President (1994)
Stephen O.Jaeger..............  52   Vice President, Chief Financial Officer  (1995), and Treasurer (1996)
Joseph E. Malandrakis.........  50   Vice President (1993)
John B. McBennett.............  58   Corporate Controller (1993)
Michael J. McPartland.........  47   Vice President, Human Resources (1993)
Mark C. Rogers................  53   Senior Vice President (1996)
William B. Sawch..............  42   Vice President, General Counsel and Secretary (1993)
Tony L. White.................  50   Chairman, President, and  Chief Executive Officer (1995)



     Each of the foregoing named officers was either elected at the last organizational meeting of the Board of Directors held on October 19, 1995 or was elected by the Board since that date. The term of each officer will expire on October 17, 1996, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

     (c) Identification of Certain Significant Employees.

     Not applicable.

     (d) Family Relationships.

     To the best of Registrant's knowledge and belief, there is no family relationship between any of Registrant's directors, executive officers, or persons nominated or chosen by Registrant to become a director or an executive officer.

     (e) Business Experience.

     With respect to the business experience of Registrant's directors and persons nominated to become directors, Registrant hereby incorporates by reference in this Report on Form 10-K Pages 2-4 of Registrant's Proxy Statement dated September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996. With respect to the executive officers of Registrant, each such officer has been employed by Registrant or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of

Drs. Hunkapiller and Rogers, and Messrs. Baez, Jaeger, McPartland, and White. Mr. Baez was elected Senior Vice President of Registrant on June 20, 1996. Prior to his
employment by Registrant in June, 1996, Mr. Baez was employed by Baxter International Inc. for 22 years, most recently as Executive Vice President, International. Prior to joining Baxter International, Inc., Mr. Baez was employed by Ciba-Geigy, Inc. Dr. Hunkapiller was elected Vice President of Registrant on October 20, 1994. Prior to his employment by Registrant in February, 1993, Dr. Hunkapiller was employed by ABI as Executive Vice President. Dr. Hunkapiller joined ABI in 1983 as a member of the Research and Development group and was later appointed Vice President, Research and Development. He also served as Vice President, Science and Technology, and General Manager, DNA Business Unit. Mr. Jaeger was elected Vice President of Registrant on March 16, 1995. Prior to his employment by
Registrant in March, 1995, Mr. Jaeger was employed by Houghton Mifflin and Company from 1987 to 1995, most recently as Executive Vice President, Chief Financial Officer and Treasurer, and served on its board of directors. Prior to joining Houghton Mifflin, he served as Senior Vice President and Chief Financial Officer of British Petroleum North America, Inc. from 1979 to 1987. Mr. McPartland was elected Vice President of Registrant on February 18, 1993. Prior to his employment by Registrant in January, 1993, Mr. McPartland was employed by SmithKline Beecham plc, from 1980 to 1993, most recently as Senior Vice President and Director, Corporate Personnel. Dr. Rogers was elected Senior Vice President on June 20, 1996. Prior to his employment by Registrant in May, 1996, Dr. Rogers was Vice Chancellor for Health Affairs at Duke University Medical Center and Chief Executive Officer at Duke Hospital and Health Network from 1992 to 1996. Prior to joining Duke, Dr. Rogers held a number of positions at Johns Hopkins University, including Chairman of the Department of Anesthesiology and Critical Care Medicine. Mr. White was elected Chairman, Chief Executive Officer and President of Registrant on September 12, 1995. Prior to his employment by Registrant, Mr. White was employed by Baxter International Inc. in various executive positions, most recently as Executive Vice President.

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

      (g)  Compliance with Section 16(a) of  the  Securities
Exchange Act of 1934.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Page 8 of Registrant's Proxy Statement dated September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996.


Item 11.            EXECUTIVE COMPENSATION

      Registrant hereby incorporates by reference in this Form 10-K Pages 5-6 and 8-17 of Registrant's Proxy Statement dated September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996.

Item   12.       SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

      Registrant hereby incorporates by reference in this Form 10-K Page 7 of Registrant's Proxy Statement dated
September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996.

     (b) Security Ownership of Management.

       Information concerning the security ownership of management is hereby incorporated by reference to Pages 2-4 and 7-8 of Registrant's Proxy Statement dated September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996.

     (c) Changes in Control.

      Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.


Item   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        Information concerning certain related party transactions is hereby incorporated by reference to Note 9, Page 45 of the Annual Report to Shareholders, and to Page 17 of Registrant's Proxy Statement dated September 9, 1996, in connection with its Annual Meeting of Shareholders to be held on October 17, 1996.

                           PART IV

Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                         AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements.

       The following consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated July 24, 1996, appearing on Pages 33 through 48 of Registrant's Annual Report to Shareholders for the fisical year ended June 30, 1996, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Shareholders for the fiscal year ended June 30, 1996, is not to be deemed filed as part of this report on Form 10-K.

                                                    Annual
                                      10-K          Report
                                     Page No.      Page No.
Consolidated Statements of
Operations - fiscal years
1996, 1995, and 1994 ...............   --             33
Consolidated Statements of
Financial Position - fiscal years
1996 and 1995 ......................   --             34
Consolidated Statements of
Cash Flows - fiscal years
1996, 1995, and 1994 ...............   --             35
Consolidated Statements of
Shareholders' Equity - fiscal years
1996, 1995, and 1994 ...............   --             36
Notes to Consolidated Financial
Statements..........................   --           37-47
Report of Management................                  48
Report of Price Waterhouse LLP......   --             48

     (a) 2. Financial Statement Schedules.

      The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Shareholders for the fiscal year ended June 30, 1996. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                     Annual
                                      10-K Page      Report
                                         No.        Page No.
Report of Independent Accountants
  on Financial Statement Schedule.....   18           --

Schedule II - Valuation and
  Qualifying Accounts and Reserves...    19           --

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

4(1) Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation, as amended July 20, 1995. (Incorporated by reference to Exhibit 4(1) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1995 (Commission file number 1-4389).)

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

10(6) Deferred Compensation Contract dated September 15, 1994, between Registrant and Michael W. Hunkapiller. (Incorporated by reference to Exhibit 10(7) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-
        4389).)

10(7) Deferred Compensation Contract dated February 18, 1993, between Registrant and Michael J. McPartland. (Incorporated by reference to Exhibit 10(8) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-
        4389).)

10(8) Deferred Compensation Contract dated September 15, 1994, between Registrant and Peter Barrett. (Incorporated by reference to Exhibit 10(9) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-
        4389).)


                             -14

10(9) Deferred Compensation Contract dated July 29, 1974, as amended through January 20, 1994 between Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(8) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1994 (Commission file number 1-4389).)

10(10) Change of Control Agreement dated September 12, 1995, between Registrant and Tony L. White. (Incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389).)

10(11)  Employment Agreement dated November 16, 1995, between
        Registrant and Michael W. Hunkapiller.

10(12)  Employment Agreement dated November 16, 1995, between
        Registrant and Stephen O. Jaeger.

10(13)  Employment Agreement dated November 16, 1995, between
        Registrant and Michael J. McPartland.

10(14)  Employment Agreement dated November 16, 1995, between
        Registrant and Peter Barrett.

10(15) Employment Agreement dated November 21, 1991, between Registrant and Gaynor N. Kelley. (Incorporated by reference to Exhibit 10(1) to Quarterly Report on Form 10-Q of the Corporation for the fiscal quarter ended January 31, 1992 (Commission file number 1-
        4389).)

10(16) The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1, 1984, as amended through June 30, 1993. (Incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(17)  1993    Director   Stock   Purchase   and    Deferred
        Compensation  Plan.  (Incorporated  by  reference  to
        Exhibit   99   to   the  Corporation's   Registration
        Statement on Form S-8 (No. 33-50849).)

10(18) Employment Agreement dated September 12, 1995, between Registrant and Tony L. White. (Incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389).)

10(19)  Employment  Agreement dated April 11,  1995,  between
        Registrant and Stephen O. Jaeger.

10(20) Pledge Agreements and Promissory Notes between Registrant and Stephen O. Jaeger, Michael W. Hunkapiller and Michael J. McPartland. (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 1996 (Commission file number 1-4389).)

10(21) Consulting Agreement dated April 1, 1995, between Registrant and Robert H. Hayes. (Incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389).)

11 Computation of Net Income (Loss) per Share for the five years ended June 30, 1996.

13 Annual Report to Shareholders for 1996 (to the extent incorporated herein by reference).

21      List of Subsidiaries.

23      Consent of Price Waterhouse LLP.

27      Financial Data Schedule.

Note: None of the Exhibits listed in Item 14(a) 3 above, except Exhibits 11 and 23, are included with this Form 10-K Annual Report. Registrant will furnish a copy of any such Exhibit upon written request to the Secretary at the address on the cover of this Form 10-K Annual Report accompanied by payment of $3 for each Exhibit requested.

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

Date:  September 19, 1996


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.





/s/  Tony L. White                                     September  19, 1996
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/  Stephen O. Jaeger                                 September 19, 1996
Stephen O. Jaeger
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)


/s/  John B. McBennett                                 September 19, 1996
John B. McBennett
Corporate Controller
(Principal Accounting Officer)


/s/  Joseph F. Abely, Jr.                              September 19, 1996
Joseph F. Abely, Jr.
Director

/s/  Richard H. Ayers                                  September 19, 1996
Richard H. Ayers
Director


/s/  Jean-Luc Belingard                                September 19, 1996
Jean-Luc Belingard
Director


/s/  Robert H. Hayes                                   September 19, 1996
Robert H. Hayes
Director


/s/  Donald R. Melville                                September 19, 1996
Donald R. Melville
Director


/s/  Burnell R. Roberts                                September 19, 1996
Burnell R. Roberts
Director


/s/  Georges C. St. Laurent, Jr.                       September 19, 1996
Georges C. St. Laurent, Jr.
Director


/s/  John S. Scott                                     September 19, 1996
John S. Scott
Director


/s/  Carolyn W. Slayman                                September 19, 1996
Carolyn W. Slayman
Director


/s/  Orin R. Smith                                     September 19, 1996
Orin R. Smith
Director


/s/  Richard F. Tucker                                 September 19, 1996
Richard F. Tucker
Director

            REPORT OF INDEPENDENT ACCOUNTANTS ON
                FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of The Perkin-Elmer Corporation

      Our audits of the consolidated financial statements referred to in our report dated July 24, 1996, appearing on Page 48 of the 1996 Annual Report to Shareholders of The Perkin-Elmer Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Stamford, Connecticut
July 24, 1996

                THE PERKIN-ELMER CORPORATION
       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994

(Amounts in thousands)


                                               ALLOWANCE FOR
                                             DOUBTFUL ACCOUNTS



Balance at June 30, 1993.....................   $  8,226

Charged to income in fiscal year 1994........      2,927

Deductions from reserve in fiscal year 1994..     (3,906)

Balance at June 30, 1994.....................      7,247

Charged to income in fiscal year 1995........      2,086

Deductions from reserve in fiscal year 1995..       (384)

Balance at June 30, 1995.....................      8,949  (1)

Charged to income in fiscal year 1996........      1,090

Deductions from reserve in fiscal year 1996..     (3,194)

Balance at June 30, 1996.....................   $  6,845  (1)


(1)   Deducted  in the Consolidated Statements of  Financial
Position from accounts receivable.








                         SCHEDULE II

                      THE PERKIN-ELMER CORPORATION
               COMPUTATION OF NET INCOME (LOSS) PER SHARE
        (Dollar amounts in thousands, except per share amounts)

                                                           June 30,      June 30,      June 30,      June 30,       July 31,
                                                             1996          1995          1994          1993           1992

Weighted average number of common shares                    42,720        42,129        43,857         43,780        43,526

Common stock equivalents - stock options                     1,027           515           816          1,173         1,169

Weighted average number of common shares
used in calculating primary earnings per share              43,747        42,644        44,673         44,953        44,695

Additional dilutive stock options under
paragraph #42 APB #15                                          137           120           172             97           280

Shares used in calculating earnings per share - fully
diluted basis                                               43,884        42,764        44,845         45,050        44,975

Calculation of primary and fully diluted earnings per share:

PRIMARY AND FULLY DILUTED:

Income from continuing operations                        $  13,944    $   66,877    $   73,978     $   24,444    $   24,296

Income (loss) from discontinued operations                                             (22,851)         1,714        10,941

Income before cumulative effect of
accounting changes                                          13,944        66,877        51,127         26,158        35,237

Cumulative effect of accounting changes                                                               (83,098)

Net income (loss) used in the calculation of
primary and fully diluted earnings per share             $  13,944    $   66,877    $   51,127     $  (56,940)   $   35,237

PRIMARY:
Per share amounts:

Income from continuing operations                        $     .32    $     1.57    $     1.66     $      .54    $      .54

Income (loss) from discontinued operations                                                (.52)           .04           .25

Income before cumulative effect of
accounting changes                                             .32          1.57          1.14            .58           .79

Loss from cumulative effect of accounting changes                                                       (1.85)

Net income (loss)                                        $     .32    $     1.57    $     1.14     $    (1.27)   $      .79

FULLY DILUTED:
Per share amounts:

Income from continuing operations                        $     .32    $     1.56    $     1.65     $      .54    $      .54

Income (loss) from discontinued operations                                                (.51)           .04           .24

Income before cumulative effect of
accounting changes                                             .32          1.56          1.14            .58           .78

Loss from cumulative effect of accounting changes                                                       (1.84)

Net income (loss)                                        $     .32    $     1.56    $     1.14     $    (1.26)   $      .78

                               EXHIBIT 11

             CONSENT OF INDEPENDENT ACCOUNTANTS


      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-95451, 33-25218, 33-44191, 33-50847, 33-50849, and 33-58778) of The
Perkin-Elmer Corporation of our report dated July 24, 1996, appearing on page 48 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 18 of this Form 10-K.




PRICE WATERHOUSE LLP







Stamford, Connecticut
September 19, 1996





















                         EXHIBIT 23