Form 10-Q
period 1996-09-30
PERKIN ELMER CORP
filed 1996-11-13
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    __x__      No ____


Number of shares outstanding of Common Stock, par value $1 per share, as of November 8, 1996: 43,119,422

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                          Page


       Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 1996 and 1995                     1



       Condensed Consolidated Statements of Financial Position at
       September 30, 1996 and June 30, 1996                               2


       Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended September 30, 1996 and 1995                     3



       Notes to Unaudited Condensed Consolidated Financial Statements     4



       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                7



Part II.  Other Information                                              10

                          THE PERKIN-ELMER CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                 (Dollar amounts in thousands except per share amounts)


                                                     Three months ended
                                                       September 30,

                                                    1996                1995

Net revenues                                 $     275,736       $     264,361
Cost of sales                                      141,002             135,426

Gross margin                                       134,734             128,935

Selling, general and administrative                 82,446              78,719
Research, development and engineering               23,855              25,177

Operating income                                    28,433              25,039
Gain on sale of investment                          11,300
Interest expense                                       680               1,433
Interest income                                      1,088                 638
Other income (expense), net                                             (1,395)

Income before income taxes                          40,141              22,849

Provision for income taxes                           7,763               5,255

Net income                                   $      32,378       $      17,594


Net income per share                         $        0.73       $        0.41


Dividends per share                          $        0.17       $        0.17






See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          THE PERKIN-ELMER CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (Dollar amounts in thousands)

                                                At September 30,   At June 30,
                                                      1996            1996

Assets                                             (unaudited)
Current assets
  Cash and cash equivalents                     $    111,533    $     95,361
  Short-term investments                               1,227           1,227
  Accounts receivable, net                           249,425         254,531
  Inventories                                        217,201         207,297
  Prepaid expenses and other current assets           88,826          82,360

Total current assets                                 668,212         640,776

Property, plant and equipment, net                   147,997         148,008

Other long-term assets                               133,241         152,540

Total assets                                    $    949,450    $    941,324

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                 $     48,747    $     51,075
  Accounts payable                                    86,132          86,885
  Accrued salaries and wages                          33,588          39,607
  Accrued taxes on income                             57,786          57,097
  Other accrued expenses                             191,657         206,552

Total current liabilities                            417,910         441,216

Long-term debt                                                           890
Other long-term liabilities                          175,314         175,776
Stock repurchase commitment                           30,344

Shareholders' equity
  Capital stock                                       45,600          45,600
  Capital in excess of par value                     157,563         186,058
  Retained earnings                                  219,070         194,613
  Foreign currency translation adjustments             3,381             446
  Net unrealized gain on investment                   24,542          23,245
  Minimum pension liability adjustment               (29,365)        (29,365)
  Treasury stock, at cost                            (94,909)        (97,155)

Total shareholders' equity                           325,882         323,442

Total liabilities and shareholders' equity      $    949,450    $    941,324


See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.

                             THE PERKIN-ELMER CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                             (Dollar amounts in thousands)



                                                          Three months ended September 30,

                                                             1996                   1995
Operating Activities
Net income                                             $    32,378           $      17,594
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                            8,930                  10,535
    Deferred income taxes                                   (3,364)                  2,138
    Gains from the sale of assets                          (11,300)
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable               5,414                  (6,064)
    Increase in inventories                                 (9,626)                 (9,557)
    Increase in prepaid expenses and other assets           (7,609)                 (3,189)
    Decrease in accounts payable and other liabilities     (21,396)                (29,241)

Net cash used by operating activities                       (6,573)                (17,784)

Investing Activities
Additions to property, plant and equipment
(net of disposals of $136 and $440, respectively)           (7,832)                 (6,732)
Proceeds from sale of assets, net                           33,663

Net cash provided (used) by investing activities            25,831                  (6,732)

Financing Activities
  Net change in loans payable                               (2,929)                 (1,804)
  Dividends declared                                        (7,307)                 (7,168)
  Purchases of common stock for treasury                    (5,079)
  Equity put warrants                                        1,846
  Stock issued for stock plans                               7,454                   2,730

Net cash used by financing activities                       (6,015)                 (6,242)

Effect of exchange rate changes on cash                      2,929                    (821)

Net change in cash and cash equivalents                     16,172                 (31,579)

Cash and cash equivalents beginning of period               95,361                  73,010

Cash and cash equivalents end of period                $   111,533           $      41,431



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                    THE PERKIN-ELMER CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's (the Company's) 1996 Annual Report to Shareholders. Significant accounting policies disclosed therein have not changed.

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


NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in millions)     September 30,     June 30,
                                           1996             1996
       Raw materials and supplies        $     34.2     $     31.1
       Work-in-process                         18.4           19.8
       Finished products                       164.6         156.4
       Total inventories                 $     217.2    $    207.3



NOTE 3 - INVESTMENTS

During the first quarter of fiscal 1997, the Company sold part of its equity interest in Etec Systems, Inc. for net cash proceeds of $14.2 million, resulting in a before-tax gain of $11.3 million, or $.23 per share after-tax.

Investments in equity securities, which are categorized as available-for-sale, are stated at a fair value of $30.0 million with a cost basis of $5.5 million. As a result, an unrealized holding gain of $24.5 million is reported as a separate component of shareholders' equity.

NOTE 4 - STOCK REPURCHASE COMMITMENT

In the first quarter of fiscal 1997, the Company sold in a private placement 600,000 put warrants on shares of its common stock. Each warrant obligates the Company to purchase the shares from the holder at a specified price, if the closing price of the common stock is below the exercise price on the maturity date. The put warrants outstanding at September 30, 1996 expire on various dates between October 1996 and June 1997. The total exercise price of $30.3 million has been reflected in the Company's financial statements at September 30, 1996, as a provisional liability with the offset as a reduction of capital in excess of par value. The cash proceeds from the sale of the put warrants were $1.8 million and have been included in capital in excess of par value.


NOTE 5 - DERIVATIVES

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily forward or purchased option foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. The gains and losses on the instruments utilized to create the hedge offset the gains and losses on the underlying exposures. At September 30, 1996, the total carrying amount of the Company's outstanding foreign currency contracts held was $206.6 million. The counterparties to these contracts consist of a limited number of highly rated major financial institutions and the Company does not expect to record any losses as a result of counterparty default.


NOTE 6 - RESTRUCTURING

As part of continuing efforts to strengthen the analytical instruments business, the Company identified a series of actions in fiscal 1996 which included asset redeployment, reduction of overhead, and improved operating efficiency. The cost of this plan totaled $71.6 million and was recorded in the third quarter of fiscal 1996. The charge included $37.8 million for worldwide workforce reductions of approximately 390 positions in manufacturing, sales and support, and administrative functions. The charge also included $33.8 million for the reduction of excess European manufacturing capacity, the consolidation of facilities in Europe, and the write-off of certain tangible and intangible assets associated with the discontinuance of various product lines. These changes are scheduled to be substantially completed by June 1997. As of September 30, 1996, severance and related payments of $8.1 million were paid to approximately 260 employees separated under this plan. The Company also incurred $6.4 million for costs associated with changes in the European operations infrastructure and $5.0 million in asset write-offs related to the discontinuance of various product lines. The balance of the cost to complete the restructuring was $52.1 million at September 30, 1996. There have been no adjustments to increase or decrease the liabilities originally provided for.

The Company recorded a $23.0 million before-tax charge in the fourth quarter of fiscal 1995 for restructuring actions. The restructuring plan focused primarily on reducing costs within the analytical instruments business infrastructure. The charge included $20.7 million of severance and related costs for a work force reduction of 227 employees and $2.3 million for closure and facility consolidation expenses. As of September 30, 1996, the Company made severance and related payments of $15.8 million to the 227 employees separated under this plan and payments of $1.9 million were made for facility closure and consolidation costs, primarily related to the shutdown of the Company's Puerto Rico manufacturing facility. All costs resulted in cash outlays and the actions were implemented by the third quarter of fiscal 1996. There have been no adjustments to increase or decrease the liabilities originally accrued for the restructuring plan. The balance remaining at September 30, 1996 was $5.3 million, representing future severance and deferred payments.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 27 - 32 of the Company's 1996 Annual Report to Shareholders.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company reported net income of $32.4 million, or $.73 per share, for the first quarter of fiscal 1997 compared with net income of $17.6 million, or $.41 per share, for the first quarter of fiscal 1996. Net income for the current quarter included a before-tax gain of $11.3 million, or $.23 per share after-tax, resulting from the partial sale of an equity interest in Etec Systems, Inc. On a comparable basis, excluding the special gain, net income increased 26.2% over the first quarter of fiscal 1996.

Net revenues for the first quarter of fiscal 1997 were $275.7 million, an increase of 4.3% over the $264.4 million reported for the first quarter of fiscal 1996. Net revenues in the United States and Europe increased by 11.9% and 4.5%, respectively, while revenues in the Far East declined by 3.8%. Currency rate fluctuations decreased revenues by approximately $8 million, or 3%, compared to the prior year, as the U.S. dollar strengthened against the Japanese Yen and certain European currencies. If exchange rates had remained constant, net revenues in Europe and the Far East would have increased by approximately 7% and 6%, respectively. The net revenues increase reflected a strong performance from the Life Sciences segment, where revenues grew by $24.0 million compared to last year. Higher demand for DNA sequencing and liquid chromatography-mass spectrometry products accounted for most of the 21.4% increase.
Revenues in the Analytical Instruments segment decreased $12.7 million, or 8.4%, from the prior year.

Gross margin as a percentage of net revenues was 48.9% in the first quarter of fiscal 1997 compared with 48.8% in the first quarter of fiscal 1996. Selling, general and administrative (SG&A) expenses were $82.4 million in the first quarter of fiscal 1997 compared to $78.7 million in the first quarter of fiscal 1996. The ratio of SG&A expenses to net revenues was essentially unchanged from the first quarter of fiscal 1996 at 29.9%. Increased SG&A expenses for Applied Biosystems resulted from substantially higher revenue and order growth, partially offset by a decline in the Analytical Instruments' expense level. Research, development and engineering (R&D) expenses of $23.9 million decreased 5.3% over the prior year. Increased spending in life science applications was more than offset by an expected reduction in the Analytical Instruments' expense level. The lower R&D expense levels in the Analytical Instruments segment reflected the restructuring actions taken last year, particularly the reduction of excess European capacity.

As a result of lower debt levels, interest expense in the first quarter of fiscal 1997 decreased $.8 million compared to the first quarter of fiscal 1996. Interest income was $.4 million higher than the prior year as a result of maintaining higher cash and cash equivalent balances.

The Company's effective income tax rate, before the special gain (see Note 3), was 23% for both fiscal 1996 and 1997.

FINANCIAL RESOURCES AND LIQUIDITY

At September 30, 1996, the Company's total cash position including short-term investments was $112.8 million, compared with $96.6 million at June 30, 1996. During the first quarter of fiscal 1997, net cash used by operating activities totaled $6.6 million compared to $17.8 million for the same period in fiscal 1996. The use of cash in both periods was due primarily to seasonal payments to fund the Company's benefit plans, payments related to the restructuring actions (see Note 6), increased inventory levels, and accounts payable disbursements.

Net cash provided by investing activities in the first quarter of fiscal 1997 was $25.8 million compared with net cash used of $6.7 million in the first quarter of fiscal 1996. The first quarter of fiscal 1997 included $33.7 million generated from the sale of non-operating assets. Capital expenditures net of disposals were $7.8 million in the quarter compared with $6.7 million in the first quarter of fiscal 1996.

Net cash used by financing activities was $6.0 million in the first quarter of the fiscal year reflecting the payment of shareholder dividends, repayment of short-term debt and repurchase of shares of the Company's common stock, partially offset by the proceeds received from the exercise of employee stock options and the sale of equity put warrants. During the first quarter of fiscal 1997, .1 million shares of common stock, at a cost of $5.1 million, were repurchased. Common stock purchases for the treasury are made in support of the Company's various stock plans. There were no shares repurchased during the first quarter of fiscal 1996. The first quarter of fiscal 1997 includes $1.8 million of proceeds from the sale of put warrants (see Note 4).


OUTLOOK

The Applied Biosystems Division experienced a strong first quarter. The demand for life science products has grown steadily, driven by strong demand for integrated, high-throughput DNA sequencing
and  analysis  systems  in newly   developing  applied markets.  The
Company continues to invest in and search for new opportunities and applications in this business. This investment strategy is designed to further position the Company as a technology and market leader in emerging life science applications, especially in the rapidly growing
segments of  human   disease   research  and  pharmaceutical  drug
discovery and development.

Although the revenues of the Analytical Instruments Division declined in the quarter, a higher backlog versus the prior year should position the Division for future revenue growth. The Analytical Instruments' operating profit margins are beginning to see improvements from the fiscal 1996 restructuring program. This program is being implemented on schedule, and the benefits of the program are anticipated to accelerate during the fiscal year with operating cost reductions of approximately $25 million expected to be realized in fiscal 1997. When the program is fully implemented, the Company expects to achieve annual operating cost benefits of more than $40 million and increased operating cash flow of a similar amount. The full benefits from this program are expected to be realized in fiscal 1998.

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

                 PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-
Holders.

      The Company held its Annual Meeting of Shareholders on October 17, 1996. At such meeting, the shareholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to shareholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 9, 1996. The results of the voting of the shareholders with respect to such matters is set forth below.

     I.   Election of Directors.
                                                    Total Vote
                                      Total Vote     Withheld
                                       For Each      From Each
                                       Director      Director

       Joseph F. Abely, Jr.           35,814,077      149,261
       Richard H. Ayers               35,819,455      143,883
       Jean-Luc Belingard             35,814,545      148,793
       Robert H. Hayes                35,820,179      143,159
       Donald R. Melville             35,812,641      150,697
       Burnell R. Roberts             35,815,322      148,016
       Georges C. St. Laurent, Jr.    35,817,974      145,364
       Carolyn W. Slayman             35,818,468      144,870
       Orin R. Smith                  35,818,999      144,339
       Richard F. Tucker              35,808,889      154,449
       Tony L. White                  35,813,234      150,104

     II.  Ratification of the selection of Price  Waterhouse
       LLP as the Company's independent accountants for the fiscal year ending June 30, 1997.

           FOR       AGAINST     ABSTAIN   NO VOTE

       35,821,386    22,280      119,672      0

     III.   Approval  of  the  amendment  to  the  Company's
       Restated Certificate of Incorporation to limit the liability of directors consistent with the New York
       Business Corporation Law.

           FOR       AGAINST     ABSTAIN   NO VOTE

       32,222,934   3,400,485    210,666   129,252

     IV. Adoption of the 1996 Stock Incentive Plan to replace the expiring plan.

           FOR       AGAINST     ABSTAIN   NO VOTE

       32,815,972   2,850,624    167,489   129,252

     V. Adoption of the 1996 Employee Stock Purchase Plan to replace the expiring plan.

           FOR       AGAINST     ABSTAIN   NO VOTE

       34,752,993    922,522     158,570   129,252

Item 5.  Other Information.

      At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Shareholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the
Company:

     Tony L. White            Chairman, President and Chief
                              Executive Officer
     Manuel A. Baez           Senior Vice President and
                              President, Analytical Instruments
     Peter Barrett            Vice President
     David P. Binkley         Vice President
     Elaine J. Heron          Vice President
     Michael W. Hunkapiller   Vice President
     Stephen O. Jaeger        Vice President, Chief Financial
                              Officer and Treasurer
     Thomas P. Livingston     Assistant Secretary
     Joseph E. Malandrakis    Vice President
     John B. McBennett        Corporate Controller
     Michael J. McPartland    Vice President
     Mark C. Rogers           Senior Vice President, Corporate
                              Development and Chief Technology
                              Officer
     William B. Sawch         Vice President, General Counsel and
                              Secretary

Dr. Binkley subsequently announced his resignation from the Company effective November 15, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

        3(i).  Restated Certificate of Incorporation.
          11.  Computation of Net Income Per Share.
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/ Stephen O. Jaeger
                                Stephen O. Jaeger
                                Vice President, Chief
                                Financial
                                Officer and Treasurer



                             By:  /s/ John B. McBennett
                                John B. McBennett
                                Corporate Controller (Chief
                                Accounting Officer)


Dated:  November 13, 1996

                        EXHIBIT INDEX


    Exhibit No.            Exhibit


        3(i)            Restated Certificate of Incorporation

         11             Computation of Net
                        Income Per Share

         27             Financial Data Schedule