Form 10-Q
period 1996-12-31
PERKIN ELMER CORP
filed 1997-02-13
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      x        No ____


Number of shares outstanding of Common Stock, par value $1 per share, as of February 7, 1997: 43,623,179

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                         Page


       Condensed Consolidated Statements of Operations for the
       Three Months and Six Months Ended December 31, 1996 and 1995      1


       Condensed Consolidated Statements of Financial Position at
       December 31, 1996 and June 30, 1996                               2


       Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended December 31, 1996 and 1995                       3


       Notes to Unaudited Condensed Consolidated Financial Statements    4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     7




Part II.  Other Information                                              11

   THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited)
(Dollar amounts in thousands except per share amounts)



                                              Three months ended             Six months ended
                                                  December 31,                  December 31,

                                            1996          1995             1996           1995

Net revenues                         $    330,791   $    294,088      $   606,527   $    558,449
Cost of sales                             167,301        152,902          308,303        288,328

Gross margin                              163,490        141,186          298,224        270,121

Selling, general and administrative        94,735         84,728          177,181        163,447
Research, development and engineering      27,566         25,927           51,421         51,104

Operating income                           41,189         30,531           69,622         55,570
Gain on sale of investment                 26,120                          37,420
Interest expense                              609          1,326            1,289          2,759
Interest income                             1,499            919            2,587          1,557
Other expense, net                            135            571              135          1,966

Income before income taxes                 68,064         29,553          108,205         52,402

Provision for income taxes                 17,124          6,797           24,887         12,052

Net income                           $     50,940   $     22,756      $    83,318   $     40,350


Net income per share                 $       1.15   $       0.53      $      1.88   $       0.94


Dividends per share                  $       0.17   $       0.17      $      0.34   $       0.34








See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

                                                  At December 31,   At June 30,
                                                      1996            1996

Assets                                              (unaudited)
Current assets
  Cash and cash equivalents                      $    157,868    $     95,361
  Short-term investments                                1,261           1,227
  Accounts receivable, net                            283,418         254,531
  Inventories                                         215,378         207,297
  Prepaid expenses and other current assets            83,541          82,360

Total current assets                                  741,466         640,776

Property, plant and equipment, net                    157,290         148,008

Other long-term assets                                 99,591         152,540

Total assets                                     $    998,347    $    941,324

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                  $     52,930    $     51,075
  Accounts payable                                     95,091          86,885
  Accrued salaries and wages                           36,289          39,607
  Accrued taxes on income                              69,678          57,097
  Other accrued expenses                              195,029         206,552

Total current liabilities                             449,017         441,216

Long-term debt                                                            890
Other long-term liabilities                           174,870         175,776
Stock repurchase commitment                            20,480

Shareholders' equity
  Capital stock                                        45,600          45,600
  Capital in excess of par value                      164,694         186,058
  Retained earnings                                   262,345         194,613
  Foreign currency translation adjustments              6,075             446
  Net unrealized gain on investment                                    23,245
  Minimum pension liability adjustment                (29,365)        (29,365)
  Treasury stock, at cost                             (95,369)        (97,155)

Total shareholders' equity                            353,980         323,442

Total liabilities and shareholders' equity       $    998,347    $    941,324

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                             THE PERKIN-ELMER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                            (Dollar amounts in thousands)



                                                                   Six months ended December 31,


                                                                   1996                1995
Operating Activities
Net income                                                    $    83,318         $    40,350
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                  19,506              21,054
    Restricted stock amortization                                   2,846
    Deferred income taxes                                          (3,633)             (1,988)
    Gains from the sale of assets                                 (37,420)
Changes in operating assets and liabilities:
    Increase in accounts receivable                               (31,192)            (17,886)
    Increase in inventories                                        (8,997)             (9,557)
    Increase in prepaid expenses and other assets                     (99)            (10,933)
    Increase in accounts payable and other liabilities              7,282               6,114

Net cash provided by operating activities                          31,611              27,154

Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,204 and $1,484, respectively)             (25,018)            (13,263)
Proceeds from the collection of notes receivable                      978               2,028
Proceeds from the sale of assets, net                              65,239               4,986
Maturity of short-term investment                                                       7,000

Net cash provided by investing activities                          41,199                 751

Financing Activities
  Principal payments on long-term debt                               (892)
  Net change in loans payable                                       4,865               6,133
  Dividends declared                                              (14,648)            (14,363)
  Purchases of common stock for treasury                          (15,851)
  Equity put warrants                                               1,846
  Stock issued for stock plans                                     11,847               8,580

Net cash (used) provided by financing activities                  (12,833)                350

Effect of exchange rate changes on cash                             2,530                (265)

Net change in cash and cash equivalents                            62,507              27,990

Cash and cash equivalents beginning of period                      95,361              73,010

Cash and cash equivalents end of period                       $   157,868         $   101,000


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

The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature.
These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the condensed consolidated financial statements have been reclassified for comparative purposes.


NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in millions)       December 31,       June 30,
                                             1996             1996
       Raw materials and supplies    $        30.0       $     31.1
       Work-in-process                        21.8             19.8
       Finished products                     163.6            156.4
       Total inventories             $       215.4       $    207.3



NOTE 3 - INVESTMENTS

During the second quarter of fiscal 1997, the Company sold its remaining equity interest in Etec Systems, Inc. (ETEC) for net cash proceeds of $31.6 million. The Company recorded a before-tax gain of $26.1 million, or $.42 per share after-tax. During the first quarter of fiscal 1997, the Company had sold part of its equity interest in ETEC for net cash proceeds of $14.2 million, resulting in a before-tax gain of $11.3 million, or $.23 per share after-tax. The ETEC investment was reported under other long-term assets. The sale of this investment accounts for substantially all of the decrease in the other long-term assets category.

NOTE 4 - STOCK REPURCHASE COMMITMENT

In the first quarter of fiscal 1997, the Company sold in a private placement 600,000 put warrants on shares of its common stock. Each warrant obligates the Company to purchase the shares from the holder, at a specified price, if the closing price of the common stock is below the exercise price on the maturity date. The cash proceeds from the sale of the put warrants were $1.8 million and have been included in capital in excess of par value. During the second quarter of fiscal 1997, 200,000 of the put warrants expired. The remaining warrants outstanding at December 31, 1996 have a total exercise price of $20.5 million and are reflected in the Company's financial statements as a provisional liability with the offset as a reduction of capital in excess of par value. The remaining warrants mature in March and June of 1997.

NOTE 5 - DERIVATIVES

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily forward or purchased option foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. The gains and losses on the instruments utilized to create the hedge offset the gains and losses on the underlying exposures. At December 31, 1996, the total carrying amount of the Company's outstanding foreign currency contracts held was $161.8 million. The counterparties to these contracts consist of a limited number of highly rated major financial institutions and the Company does not expect to record any losses as a result of counterparty default.

NOTE 6 - RESTRUCTURING

As part of continuing efforts to strengthen the analytical instruments business, the Company identified a series of actions in fiscal 1996 which included asset redeployment, reduction of overhead, and improved operating efficiency. The charge for this plan totaled $71.6 million and was recorded in the third quarter of fiscal 1996. The charge included $37.8 million for worldwide workforce reductions of approximately 390 positions in manufacturing, sales and support, and administrative functions. The charge also included $33.8 million for the reduction of excess European manufacturing capacity, the consolidation of facilities in Europe, and the write-down of certain tangible assets and the write-off of certain intangible assets associated with the discontinuance of various product lines. These changes are scheduled to be substantially completed by June 1997. As of December 31, 1996, severance and related payments of $11.4 million were paid to approximately 275 employees separated under this plan. The Company also incurred $9.6 million for costs associated with changes in the European operations infrastructure and $5.0 million in asset write-offs related to the discontinuance of various product lines. The balance of the cost to complete the restructuring plan was $45.6 million at December 31, 1996. There have been no adjustments to increase or decrease the liabilities originally provided for this restructuring plan.

The Company recorded a $23.0 million before-tax charge in the fourth quarter of fiscal 1995 for restructuring actions focused on reducing costs within the analytical instruments business infrastructure. The charge included $20.7 million for severance and related costs for a workforce
                             -5-
reduction of 227 employees and $2.3  million  for
closure and facility consolidation expenses. As of December 31, 1996, the Company made severance and related payments of $16.9 million to the 227 employees separated under this plan and payments of $1.9 million were made for closure and facility consolidation costs, primarily related to the shutdown of the Company's Puerto Rico manufacturing facility. All costs resulted in cash outlays and the actions were implemented by the third quarter of fiscal 1996. The restructuring reserve balance at December 31, 1996 of $4.2 million represents future severance and deferred payments. There have been no adjustments made to increase or decrease the liabilities originally accrued for this restructuring plan.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The   following   comments  should  be  read  in  conjunction   with
"Management's Discussion and Analysis" appearing on pages 27 - 32 of the Company's 1996 Annual Report to Shareholders.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

The Company reported net income of $50.9 million, or $1.15 per share, for the second quarter of fiscal 1997 compared with $22.8 million, or $.53 per share, in the second quarter of fiscal 1996. Net income for the current quarter included a before-tax gain of $26.1 million, or $.42 per share after-tax, from the sale of the Company's remaining equity interest in Etec Systems, Inc. (ETEC). On a comparable basis, excluding the special gain, net income increased 42% over the second quarter of fiscal 1996.

Total Company net revenues of $330.8 million for the second quarter of fiscal 1997 increased 12.5% over the $294.1 million reported for the second quarter of fiscal 1996. Net revenues in both the United States and Europe increased 17% over the prior year, while revenues in the Far East declined by 4%. Currency rate fluctuations decreased revenues by approximately $8 million, or 2%, compared to the prior year, as the U.S. dollar strengthened against the Japanese Yen and certain European currencies. Net revenues in Europe and the Far East would have increased by approximately 19% and 4%, respectively, if exchange rates had remained constant.

On a business segment basis, net revenues for the Applied Biosystems Division increased 28% to $162.2 million. This increase is net of approximately $5 million in unfavorable currency translation. United States and European revenues increased more than 30%, while revenues in the Far East increased at a lesser rate due primarily to the strengthening of the U.S. dollar against the Japanese Yen. The division's increased revenues included a strong performance from the sale of genetic analysis and liquid chromatography-mass spectrometry (LC/MS) products.

Net revenues for the Analytical Instruments Division were $168.6 million, an increase of 1% over last year's $167.3 million, after negative currency translation of approximately $3 million. This was the first quarter since December 1995 in which the Analytical Instruments Division reported a quarter to quarter revenue increase. The increase resulted, in part, from the introduction of new products in the atomic absorption and thermal analysis markets.

Gross margin as a percentage of net revenues was 49.4% in the second quarter of fiscal 1997 compared with 48.0% in the second quarter of fiscal 1996. Improved gross margin for the Analytical Instruments Division was the primary contributor to the increase. Benefits from the restructuring actions in Germany and North America accounted for this improvement. Gross margins for the Applied Biosystems Division were essentially unchanged from the prior year as the negative translation effects of the strengthening dollar against the Japanese Yen offset the margin improvement from higher unit volumes.

Selling, general and administrative (SG&A) expenses were $94.7 million in the second quarter of fiscal 1997 compared to $84.7 million in the second quarter of fiscal 1996. A decline in SG&A expenses for the Analytical Instruments Division was more than offset by increased expenses in the Applied Biosystems Division and a $2.8 million non-cash charge for compensation expense under the Company's restricted stock program. As a percentage of net revenues, SG&A expenses remained constant with the prior year at 29%. Research, development and engineering (R&D) expenses of $27.6 million increased 6.3% over the prior year. Increased spending in the life science segment was partially offset by lower R&D expenses in the analytical instruments segment. The lower expenses in the Analytical Instruments Division reflected the restructuring actions taken last fiscal year, particularly the reductions in excess European capacity and North American sales and service operations. Operating expenses in total, as a percentage of net revenues, decreased from 37.6% in the second quarter of fiscal 1996 to 37.0% in the current quarter.

As a result of lower average debt levels, interest expense in the second quarter of fiscal 1997 decreased $.7 million compared to the second quarter of fiscal 1996. Interest income was $.6 million higher than the prior year as a result of maintaining higher cash and cash equivalent balances.

The  effective income tax rate for the second quarter of fiscal 1997
was  25.2%.   Excluding the special gain, the effective  income  tax
rate was 23% in both fiscal 1997 and 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

The Company reported net income of $83.3 million, or $1.88 per share, for the first six months of fiscal 1997 compared with $40.4 million, or $.94 per share, in the first half of the prior year. Net income included a before-tax gain of $37.4 million, or $.65 per share after-tax, from the sale of the Company's equity interest in ETEC. On a comparable basis, excluding the special gain, net income increased 35% over the first six months of fiscal 1996.

Net revenues for the first six months of fiscal 1997 were $606.5 million, an increase of 8.6% over the $558.4 million reported in the first half of fiscal 1996. The effects of currency rate movements decreased net revenues by approximately $15 million in fiscal 1997, as the U.S. dollar strengthened against the Japanese Yen and certain European currencies. Excluding the effects of currency, net revenues in all geographic markets increased over the prior year.
Revenues in the United States, Europe, and the Far East increased 14%, 13%, and 5%, respectively. The Company benefited from a strong performance in the Applied Biosystems Division, driven by high demand for genetic analysis and LC/MS products. Revenues for the Applied Biosystems Division increased nearly 25% over the prior year, partially offset by a 3.5% decline in Analytical Instruments Division revenues.

Gross margin as a percentage of net revenues was 49.2% for the first half of fiscal 1997 compared to 48.4% for the first six months of fiscal 1996. Benefits realized from the Analytical Instruments Division restructuring plan in both Europe and North America, and higher unit volumes in the Applied Biosystems Division, more than offset the negative effects of the stronger U.S. dollar, particularly against the Japanese Yen.

SG&A expenses increased $13.7 million in the first half of fiscal 1997 compared to the same period in fiscal 1996. Fiscal 1997 expenses included a $2.8 million non-cash charge for compensation expense under the Company's restricted stock program. In addition, increased administrative and marketing expenses in the life sciences
segment more than offset a decline in SG&A expenses in the analytical instruments segment. As a percentage of net revenues, SG&A expenses remained constant with the prior year at 29%. R&D expenses for the first half of fiscal 1997 were $51.4 million compared to $51.1 million in the prior year. An increase in R&D spending in the life science segment was almost entirely offset by previously planned lower spending in the analytical instruments segment. Total operating expenses were $228.6 million for the first six months of fiscal 1997 compared with $214.6 million in the first half of fiscal 1996. Total operating expenses, as a percentage of net revenues, decreased to 37.7% in fiscal 1997 from 38.4% in fiscal 1996. Operating expense levels for the Analytical Instruments Division reflect the cost saving actions undertaken with the fiscal 1996 restructuring program.

Interest expense was $1.3 million in the first six months of fiscal 1997 compared with $2.8 million in the first six months of fiscal 1996. The decrease was primarily the result of lower average borrowing levels compared to the prior year. As a result of maintaining higher cash and cash equivalents balances, interest income increased $1.0 million over the prior year. Net other expense in the first six months of fiscal 1997 was $.1 million compared to $2.0 million in the first half of fiscal 1996.

The Company's effective income tax rate was 23% for the first six months of fiscal 1997 and 1996.


FINANCIAL RESOURCES AND LIQUIDITY

At December 31, 1996, the Company's total cash position, including cash equivalents, was $157.9 million compared with $95.4 million at June 30, 1996, and $101.0 million at December 31, 1995. Net cash provided by operations was $31.6 million for the first six months of fiscal 1997 compared to $27.2 million for the same period in fiscal 1996. The increase was primarily due to higher income-related cash flow, which more than offset an increase in accounts receivable.

Net cash provided by investing activities was $41.2 million for the first six months of fiscal 1997 compared to $.8 million for the first six months of fiscal 1996. Net capital expenditures were $25.0 million in the first half of fiscal 1997 compared with $13.3 million in fiscal 1996. The increase was the result of higher spending to improve the Company's information technology infrastructure. The increase in capital expenditures was more than offset by the proceeds received from the sale of the Company's equity interest in ETEC and the sale of certain non-operating assets.

Net cash used by financing activities was $12.8 million in the first half of fiscal 1997 compared to $.4 million of cash provided by financing activities in fiscal 1996. Cash generated from the sale of put warrants (see Note 4), employee stock option plan exercises, and increased short-term borrowings at the end of the second quarter, was more than offset by the cash used for the payment of shareholders' dividends and for the purchase of 300,000 shares of common stock for treasury. There were no shares repurchased during the first six months of fiscal 1996.

The implementation of the restructuring actions announced in the third quarter of fiscal 1996 is proceeding as planned. The Company has achieved approximately $10 million in before-tax income benefits from the program in fiscal 1997.

OUTLOOK

The underlying demand for life sciences products is expected to continue its growth. Driven by strong demand in the expanding applied markets, such as pharmaceutical research and DNA analysis, the Applied Biosystems Division has grown steadily and its unit growth is expected to continue throughout the fiscal year. However, adverse currency effects on net revenues could continue if the relationship of the U.S. dollar to certain currencies is maintained at current levels, or if the U.S. dollar continues to strengthen against other currencies.

Net revenues of the Analytical Instruments Division for the six months ended December 31, 1996 were slightly lower than the prior year's level. However, the cost reduction actions of the fiscal 1996 restructuring program are resulting in improved operating efficiency and increased profit margins. The benefits of the program are anticipated to accelerate during the second half of the fiscal year with operating cost reductions of approximately $25 million expected to be realized in fiscal 1997. The full benefits of the program are expected to be realized in fiscal 1998 with operating cost benefits of more than $40 million per annum and increased operating cashflow of a similar amount.

"SAFE  HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION  REFORM
ACT OF 1995

Certain statements contained in this report may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) complexity and uncertainty regarding the development of new high technology products, (2) loss of market share through competition,
(3) introduction of competing products or technologies by other companies, (4) pricing pressures from competitors and/or customers,
(5) changes in the life sciences or analytical instrument industries, (6) changes in the pharmaceutical, environmental, research or chemical markets, (7) variable government funding in key geographical regions, (8) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (9) the loss of key employees, (10) fluctuations in foreign currency exchange rates, and
(11) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

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

                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10 (1). The Perkin-Elmer Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-15189)).
          11.       Computation of Net Income Per Share.
          27.       Financial Data Schedule.

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


                             THE PERKIN-ELMER CORPORATION



                             By:   /s/ Stephen O. Jaeger
                                Stephen O. Jaeger
                                Vice President, Chief
                                Financial
                                Officer and Treasurer



                             By:   /s/ Ugo D. DeBlasi
                                Ugo D. DeBlasi
                                Corporate Controller (Chief
                                Accounting Officer)


Dated:  February 13, 1997

                        EXHIBIT INDEX


    Exhibit No.             Exhibit

         11            Computation of Net Income Per Share
         27            Financial Data Schedule