Form 10-Q
period 1997-03-31
PERKIN ELMER CORP
filed 1997-05-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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


Number of shares outstanding of Common Stock, par value $1 per share, as of May 5, 1997: 43,795,014

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                           Page


       Condensed Consolidated Statements of Operations for the
       Three Months and Nine Months Ended March 31, 1997 and 1996          1



       Condensed Consolidated Statements of Financial Position at
       March 31, 1997 and June 30, 1996                                    2


       Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended March 31, 1997 and 1996                           3


       Notes to Unaudited Condensed Consolidated Financial Statements      4



       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       8




Part II.  Other Information                                               14

            THE PERKIN-ELMER CORPORATION

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (unaudited)
(Dollar amounts in thousands except per share amounts)



                                            Three months ended              Nine months ended
                                                 March 31,                      March 31,

                                              1997         1996           1997         1996
Net revenues                              $ 322,902   $  299,046      $ 929,429   $  857,495
Cost of sales                               157,129      153,319        465,432      441,647

Gross margin                                165,773      145,727        463,997      415,848

Selling, general and administrative          93,557       85,928        270,738      249,375
Research, development and engineering        27,152       25,639         78,573       76,743
Provision for restructured operations                     71,600                      71,600
Acquired research and development            25,401                      25,401

Operating income (loss)                      19,663      (37,440)        89,285       18,130
Gain on sale of investment                                               37,420
Interest expense                                601        1,357          1,890        4,116
Interest income                               2,030        1,525          4,617        3,082
Other expense, net                               48          101            183        2,067

Income (loss) before income taxes            21,044      (37,373)       129,249       15,029

Provision for income taxes                   10,683       (1,435)        35,570       10,617

Net income (loss)                         $  10,361   $  (35,938)     $  93,679   $    4,412


Net income (loss) per share               $    0.23   $    (0.84)     $    2.10   $     0.10


Dividends per share                       $    0.17   $     0.17      $    0.51   $     0.51






See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.

THE PERKIN-ELMER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

                                                 At March 31,    At June 30,
                                                    1997           1996

Assets                                          (unaudited)
Current assets
  Cash and cash equivalents                    $   162,838    $    95,361
  Short-term investments                             1,275          1,227
  Accounts receivable, net                         287,936        254,531
  Inventories                                      208,374        207,297
  Prepaid expenses and other current assets         85,175         82,360

Total current assets                               745,598        640,776

Property, plant and equipment, net                 168,608        148,008

Other long-term assets                              94,784        152,540

Total assets                                   $ 1,008,990    $   941,324

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                $    23,181    $    51,075
  Accounts payable                                  97,424         86,885
  Accrued salaries and wages                        39,631         39,607
  Accrued taxes on income                           66,751         57,097
  Other accrued expenses                           187,291        206,552

Total current liabilities                          414,278        441,216

Long-term debt                                      30,762            890
Other long-term liabilities                        176,669        175,776
Stock repurchase commitment                         10,358

Shareholders' equity
  Capital stock                                     45,600         45,600
  Capital in excess of par value                   174,208        186,058
  Retained earnings                                264,032        194,613
  Foreign currency translation adjustments           1,558            446
  Net unrealized gain on investment                                23,245
  Minimum pension liability adjustment             (29,365)       (29,365)
  Treasury stock, at cost                          (79,110)       (97,155)

Total shareholders' equity                         376,923        323,442

Total liabilities and shareholders' equity     $ 1,008,990    $   941,324

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.

                  THE PERKIN-ELMER CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                  (Dollar amounts in thousands)




                                                         Nine months ended March 31,
                                                           1997             1996
Operating Activities
Net income                                             $  93,679        $   4,412
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                         29,283           30,472
    Restricted stock amortization                          7,002            4,857
    Deferred income taxes                                 (4,385)          (2,019)
    Gains from the sale of assets                        (37,420)
    Provision for restructured operations                                  71,600
    Acquired research and development                     25,401
Changes in operating assets and liabilities:
    Increase in accounts receivable                      (44,918)         (25,552)
    Increase in inventories                               (7,649)         (15,181)
    Increase in prepaid expenses and other assets         (2,269)          (9,323)
    Increase in accounts payable and other liabilities     9,423            2,454

Net cash provided by operating activities                 68,147           61,720

Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,257 and $1,306, respectively)    (46,784)         (22,669)
Acquisition, net of $5,500 related obligation            (21,276)
Proceeds from the sale of assets, net                     66,881            4,986
Proceeds from the collection of notes receivable             978            2,028
Short-term investments                                                      5,773

Net cash used by investing activities                       (201)          (9,882)

Financing Activities
Proceeds from long-term debt                              31,033
Principal payments on long-term debt                     (22,908)
Net change in loans payable                                  601           12,343
Dividends declared                                       (22,069)         (21,627)
Purchases of common stock for treasury                   (15,851)
Equity put warrants                                        1,846
Stock issued for stock plans                              22,711           31,214

Net cash (used) provided by financing activities          (4,637)          21,930

Effect of exchange rate changes on cash                    4,168           (1,446)

Net change in cash and cash equivalents                   67,477           72,322

Cash and cash equivalents beginning of period             95,361           73,010

Cash and cash equivalents end of period                $ 162,838        $ 145,332



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

NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in millions)      March 31,     June 30,
                                          1997          1996

       Raw materials and supplies       $  29.2        $  31.1
       Work-in-process                     16.2           19.8
       Finished products                  163.0          156.4
       Total inventories                $ 208.4        $ 207.3


NOTE 3 - ACQUISITION

During the third quarter of fiscal 1997, the Company acquired GenScope, Inc., a company solely engaged in the development of gene expression technology. To date, GenScope, Inc. has had no revenues. The acquisition cost of $26.8 million was accounted for as a purchase. The acquisition represented the purchase of technology in the development stage which is not presently considered commercially viable in the health care applications which the Company intends to pursue. As a result, $25.4 million of the acquisition cost was allocated to purchased in-process research and development and, in accordance with applicable accounting rules, was expensed in the third quarter of fiscal 1997.

NOTE 4 - INVESTMENTS

During the second quarter of fiscal 1997, the Company sold its remaining equity interest in Etec Systems, Inc. (ETEC) for net cash proceeds of $31.6 million. The Company recorded a before-tax gain of $26.1 million, or $.42 per share after-tax. During the first quarter of fiscal 1997, the Company had sold part of its equity interest in ETEC for net cash proceeds of $14.2 million, resulting in a before-tax gain of $11.3 million, or $.23 per share after-tax. The ETEC investment was reported under other long-term assets. The sale of this investment accounts for a substantial portion of the decrease in the other long-term assets category.

NOTE 5 - STOCK REPURCHASE COMMITMENT

In the first quarter of fiscal 1997, the Company sold in a private placement 600,000 put warrants on shares of its common stock. Each warrant obligates the Company to purchase the shares from the holder, at a specified price, if the closing price of the common stock is below the exercise price on the maturity date. The cash proceeds from the sale of the put warrants were $1.8 million and have been included in capital in excess of par value. To date, 400,000 of the put warrants have expired (200,000 during the third quarter and 200,000 during the second quarter of fiscal 1997). The remaining warrants outstanding at March 31, 1997 have a total exercise price of $10.4 million and are reflected in the Company's financial statements as a provisional liability with the offset as a reduction of capital in excess of par value. The remaining warrants mature in June of 1997.

NOTE 6 - DERIVATIVES

The Company manages exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily forward or purchased option foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. The gains and losses on the instruments utilized to create the hedge offset the gains and losses on the underlying exposures. At March 31, 1997, the total carrying amount of the Company's outstanding foreign currency contracts held was $145.1 million. The counterparties to these contracts consist of a limited number of highly rated major financial institutions and the Company does not expect to record any losses as a result of counterparty default.

NOTE 7 - RESTRUCTURING

Fiscal 1996. As part of continuing efforts to strengthen the performance of the Analytical Instruments Division, the Company identified a series of actions in fiscal 1996 which focused on reducing overhead and improving operating efficiency. The charge for this plan totaled $71.6 million and was recorded in the third quarter of fiscal 1996. In connection with the plan, the worldwide Analytical Instruments business was reorganized into three vertically integrated, fiscally accountable operating units, a distribution center in Holland was established to centralize the European infrastructure for shipping, administration, and related functions, and a program was implemented to eliminate excess production capacity in Germany. The plan targeted worldwide workforce reductions of 390 positions in manufacturing, sales and
support,  and  administrative functions.   As  of  March  31,

1997, severance and related payments were made to 330 employees separated under the plan. There have been no adjustments to increase or decrease the liabilities originally provided for this restructuring
plan.   The plan is scheduled to be substantially completed by  June
1997, although severance and other cash payments will extend through fiscal 1998.

The following table details the major components of the fiscal 1996 provision for restructured operations:

                                                    Facility
                                               Consolidation
                                                   and Asset
(Dollar amounts in millions)            Personnel    Related     Total
                                                  Write-offs

Provision:
Reduction of excess European
manufacturing capacity                     $19.7      $23.0     $42.7
Reduction in European distribution and
administrative capacity                     11.5        6.0      17.5
Other worldwide workforce reductions
and facility closings                        6.6        4.8      11.4
Total Provision for Restructured
Operations                                 $37.8      $33.8     $71.6

Activity:
Reduction of excess European
manufacturing capacity                     $13.5      $13.8     $27.3
Reduction in European distribution and
administrative capacity                      3.8        1.0       4.8
Other worldwide workforce reductions
and facility closings                        3.6        1.9       5.5
Total activity through March 31, 1997      $20.9      $16.7     $37.6

Balance at March 31, 1997:
Reduction of excess European
manufacturing capacity                      $6.2       $9.2     $15.4
Reduction in European distribution and
administrative capacity                      7.7        5.0      12.7
Other worldwide workforce reductions
and facility closings                        3.0        2.9       5.9
Ending Balance at March 31, 1997           $16.9      $17.1     $34.0


Fiscal 1995. The Company recorded a $23.0 million before-tax charge in the fourth quarter of fiscal 1995 for restructuring actions focused on reducing costs within the Analytical Instruments business infrastructure. The charge included $20.7 million for severance and related costs for a workforce reduction of 227 employees and $2.3 million for closure and facility consolidation costs primarily related to the shutdown of the Company's manufacturing facility in Puerto Rico. All costs resulted in cash outlays and the actions were implemented by the third quarter of fiscal 1996. The restructuring reserve balance at March 31, 1997 of $3.1 million represents future severance and deferred payments. There have been no adjustments made to increase or decrease the liabilities originally accrued for this restructuring plan.

The following table details the major components of the fiscal 1995 provision for restructured operations:

                                              Activity   Balance at
(Dollar amounts in millions)    Provision      to Date    March 31,
                                                               1997

Workforce reduction             $    20.7    $    18.0     $    2.7
Closure and facility
consolidation                         2.3          1.9           .4
Total                           $    23.0    $    19.9     $    3.1

NOTE 8 - CHANGES IN ACCOUNTING PRINCIPLES

The Company is required to implement Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in the second quarter of fiscal 1998. This statement replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes common stock equivalents and is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15, "Earnings per Share." The following pro forma table illustrates the application of SFAS No. 128:

                              Three months ended  Nine months ended
                                  March 31,             March 31,
                                1997      1996       1997     1996
As presented under APB
Opinion No. 15:
     Primary EPS               $  .23   $  (.84)  $  2.10    $  .10
     Fully diluted EPS            .23      (.82)     2.10       .10


As calculated under SFAS No.
128:
     Basic EPS                 $  .24   $  (.86)  $  2.17    $  .10
     Diluted EPS                  .23      (.84)     2.10       .10

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included on pages 1 - 7 of this report, and "Management's Discussion and Analysis" appearing on pages 27 - 32 of the Company's 1996 Annual Report to Shareholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The Company reported net income of $10.4 million, or $.23 per share, for the third quarter of fiscal 1997 compared with a net loss of $35.9 million, or $.84 per share, in the third quarter of fiscal 1996. The current quarter included a $25.4 million before-tax charge for in-process research and development associated with the acquisition of GenScope, Inc. (see Note 3). The prior year's third quarter included a before-tax charge of $71.6 million for a restructuring of the Analytical Instruments business (see Note 7). On a comparable basis, excluding the special charges, net income for the third quarter of fiscal 1997 increased 35.7% over the third quarter of fiscal 1996.

Net revenues were $322.9 million for the third quarter of fiscal 1997, an increase of 8% over the $299.0 million reported for the third quarter of fiscal 1996. The effects of currency rate movements decreased net revenues by approximately $16 million, or 5%, in the quarter compared to the prior year, as the U.S. dollar continued to strengthen against the Japanese Yen and certain European currencies. Geographically, the Company reported revenue growth of approximately 25% in the United States and 6% in the Far East, offsetting a decline of almost 3% in Europe. Excluding currency effects, revenues in the Far East and Europe would have increased nearly 20% and 3%, respectively. Regions outside the United States accounted for 63% of the consolidated third quarter revenues, compared with 68% in the prior year.

Net revenues for the Applied Biosystems Division increased 19% in the third quarter of fiscal 1997. The negative effects of a strong U.S. dollar reduced the division's revenues by approximately $9 million, or 5%. All geographic markets reported increased revenues over the prior year. Net revenues in Europe and the Far East increased 6.8% and 13.9%, respectively. The strongest performance was in North America where revenues increased 30.4% over the prior year's third quarter. Increased demand for genetic analysis instruments, liquid chromatography-mass spectrometry (LC/MS) products, and the polymerase chain reaction (PCR) product line were the primary contributors. All three product lines experienced double digit unit growth over the third quarter of fiscal 1996.

Net revenues for the Analytical Instruments Division were $149.9 million, a decrease of 2.4% from the $153.6 million reported in the prior year's third quarter. Currency rate movements reduced revenues by approximately $7 million, or 5%. While revenues in North America increased 11.3%, due in part to the introduction of new products, this was more than offset by decreased revenues in other geographic areas. Including currency effects, net revenues in Europe and the Far East decreased 8.5% and 6.1%, respectively.

Gross margin as a percentage of net revenues was 51.3% in the third quarter of fiscal 1997 compared to 48.7% in the third quarter of fiscal 1996. Both divisions experienced improved margins over the prior year. Gross margin as a percentage of net revenues for the Applied Biosystems Division increased in all geographic areas. Specifically, better margin performance in the LC/MS and PCR product lines compared to the third quarter of fiscal 1996, and overall unit volume increases, accounted for the improved gross margin
percentage.   The  Analytical Instruments  Division's  gross  margin
percentage improved, substantially as a result of the benefits realized from the fiscal 1996 divisional restructuring and the focused sales efforts and product mix in North America and the Far East.

Selling, general and administrative (SG&A) expenses were $93.6 million in the third quarter of fiscal 1997 compared to $85.9 million in the third quarter of fiscal 1996. The 8.9% increase in the quarter was primarily due to higher marketing expenses in the Applied Biosystems Division and costs related to the Company's restricted stock and incentive compensation programs. These increases were partially offset by lower expense levels in the Analytical Instruments Division as a result of the division's restructuring efforts. As a percentage of net revenues, SG&A expenses remained constant with the prior year at approximately 29%.

Research, development and engineering (R&D) expenses of $27.2 million increased 5.9% over the prior year. R&D spending in the Applied Biosystems Division increased 30.3% over the prior year as the Company continued its planned investments into new bioresearch applications. R&D expenses for the Analytical Instruments Division were 6.9% below the prior year's level reflecting the objectives of the fiscal 1996 restructuring plan.

The implementation of the restructuring actions announced in the third quarter of fiscal 1996 (see Note 7) is proceeding as planned. The organizational changes that were focused on business unit accountability have resulted in reduced operating costs for the Analytical Instruments Division. The Company achieved approximately $7 million in before-tax income benefits from the program in the third quarter of fiscal 1997. When the program is fully implemented, the Company expects to achieve annual operating cost and cash flow benefits of more than $40 million.

Total consolidated operating expenses were $146.1 million in the third quarter of fiscal 1997 compared to $183.2 million in the prior year's third quarter. As previously mentioned, both years included special charges: a $25.4 million charge for purchased in-process R&D in fiscal 1997, and a $71.6 million charge for restructuring actions in fiscal 1996. Excluding these special charges, operating income increased 32.3% over the prior year as both divisions reported improved operating margins. A combination of strong revenue growth in the Applied Biosystems Division and reduced expense levels in the Analytical Instruments Division contributed to the improvement.

As a result of lower average debt levels, interest expense in the third quarter of fiscal 1997 decreased $.8 million compared to the third quarter of fiscal 1996. Interest income was $.5 million higher than the prior year as a result of maintaining higher cash and cash equivalent balances.

The effective income tax rate for the third quarter of fiscal 1997 was 50.8% compared to 3.8% in the third quarter of fiscal 1996. These rates were impacted by the special charges included in both years. The current year's third quarter charge for acquired research and development is not deductible for tax purposes while the prior year's restructuring charge resulted in a $9.3 million, or 13%, tax benefit in fiscal 1996. Excluding these special charges, the effective income tax rate was 23% in the third quarter of both fiscal 1997 and fiscal 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997

The Company reported net income of $93.7 million, or $2.10 per share, for the nine months ended March 31, 1997 compared with $4.4 million, or $.10 per share, in the first nine months of fiscal 1996. Net income for both years included special items which affect their comparability. Special items in fiscal 1997 included a $25.4 million before-tax charge for acquired research and development (see
Note 3) and a $37.4 million before-tax gain from the sale of the Company's entire equity interest in ETEC (see Note 4). Fiscal 1996 results included a $71.6 million before-tax charge taken for a restructuring of the Analytical Instruments Division (see Note 7). On a comparable basis, excluding these special items, year-to-date net income for fiscal 1997 increased 35% over the prior year.

Fiscal 1997's year-to-date net revenues of $929.4 million increased 8.4% over the $857.5 million reported for the first nine months of
fiscal  1996.   Currency rate movements decreased  net  revenues  by
approximately  $31  million  in fiscal  1997,  as  the  U.S.  dollar
strengthened   against  the  Japanese  Yen  and   certain   European
currencies. Net revenues in the United States and Europe increased 17.7% and 6.4%, respectively, while revenues in the Far East remained constant with the prior year's level. Excluding the effects of currency, revenues in Europe and the Far East would have increased
approximately  9%  and  11%,  respectively.   Increased  demand  for
genetic analysis and LC/MS products contributed to a 22.6% increase in revenues for the Applied Biosystems Division, despite a negative
currency  impact  of approximately $18 million.   Revenues  for  the
Analytical  Instruments Division fell 3.2% below  the  prior  year's
level.   Excluding currency effects, net revenues in  this  division would have remained relatively constant with the prior year.

Gross margin as a percentage of net revenues was 49.9% for the first nine months of fiscal 1997 compared to 48.5% for the prior year. Both the Applied Biosystems Division and the Analytical Instruments Division experienced year-to-year improvements in the gross margin percentage. Benefits realized from the restructuring of the Analytical Instruments Division and higher unit volumes in the Applied Biosystems Division more than offset the negative effects of a stronger U.S. dollar.

SG&A expenses for the nine months increased $21.4 million in fiscal 1997 compared to the same period in fiscal 1996. An increase in administrative and marketing expenses for the Applied Biosystems Division was partially offset by a decline in expenses for the Analytical Instruments Division. In addition, current year expenses included a $7.0 million non-cash charge for compensation expense under the Company's restricted stock program compared with $4.9 million in the prior year. As a percentage of net revenues, SG&A expenses remained constant with the prior year at 29%.

R&D expenses for the first nine months of fiscal 1997 were $78.6 million compared to $76.7 million in the prior year. R&D spending in the Applied Biosystems Division increased 27.8% over the prior year as the Company continued its planned investments into new bioresearch applications. The Analytical Instruments Division reported lower R&D spending which reflected the objectives of the fiscal 1996 restructuring plan.

Total Company operating income was $89.3 million for the first nine months of fiscal 1997 compared with $18.1 million in fiscal 1996. On a comparable basis, excluding the special charge of $25.4 million in fiscal 1997 for acquired research and development, and the $71.6 million restructuring charge in fiscal 1996, operating income increased by $25.0 million, or 27.8%.

The implementation of the restructuring actions announced in the third quarter of fiscal 1996 is proceeding as planned. The Company has achieved approximately $17 million in before-tax income benefits from the program in fiscal 1997.

Year-to-date interest expense was $1.9 million for fiscal 1997 compared with $4.1 million in fiscal 1996. The decrease was primarily the result of lower average borrowing levels compared to the prior year. As a result of maintaining higher cash and cash equivalents balances, interest income increased $1.5 million over the prior year.

The Company's effective income tax rate was 27.5% for the first nine months of fiscal 1997 compared to 70.6% for the same period in fiscal 1996. Excluding the different tax impacts of the previously mentioned special items, the effective income tax rates for both years was 23%.

FINANCIAL RESOURCES AND LIQUIDITY

At March 31, 1997, the Company's total cash position, including cash equivalents, was $162.8 million compared with $95.4 million at June 30, 1996, and $145.3 million at March 31, 1996. Net cash provided by operating activities was $68.1 million for the first nine months of fiscal 1997 compared to $61.7 million for the same period in fiscal 1996. The increase was primarily due to higher net income (excluding the special charges in both years), which more than offset higher accounts receivable balances.

Net cash used by investing activities was $.2 million for the first nine months of fiscal 1997 compared to $9.9 million for the first nine months of fiscal 1996. In the current year, the Company generated $66.9 million in net cash proceeds from the sale of its equity interest in ETEC (see Note 4) and certain non-operating assets. These proceeds almost entirely offset the $21.3 million used for the purchase of GenScope, Inc. and a $24.1 million increase in net capital spending. Substantially all of the increase in capital expenditures is related to the improvement of the Company's information technology infrastructure and the acquisition of a corporate airplane.

In addition to the $10.1 million spent in fiscal 1997 on the Company's strategic program to improve its information technology infrastructure, a capital commitment of approximately $30 million is expected to be paid in fiscal 1998 when the improvements are delivered, implemented, and accepted. The Company expects this obligation to be funded by operating cash flow and/or the issuance of commercial paper.

Net cash used by financing activities was $4.6 million in fiscal 1997 compared to $21.9 million of cash provided by financing activities in fiscal 1996. While the Company generated $1.8 million from the sale of equity put warrants (see Note 5), and $22.7 million in proceeds from employee stock option plan exercises, this was more than offset by the $22.1 million used for the payment of shareholders' dividends combined with the $15.9 million used for the purchase of 300,000 shares of common stock for treasury. There were no shares repurchased during the first nine months of fiscal

1996. The change in long-term debt reflects the Company's refinancing of its Yen denominated loan during the third quarter of fiscal 1997. The Company replaced its 2.8 billion Yen loan which matured in February with a 3.8 billion Yen long-term loan for a period of five years. The effective interest rate for the new loan is 2.1% compared to 3.3% on the previous loan.

OUTLOOK

As the underlying demand for life sciences products continues to grow, the outlook for the remainder of the fiscal year is positive. New product introductions have been well received and unit volume growth is expected to continue in the Applied Biosystems Division. However, adverse currency effects on net revenues could continue if the relationship of the U.S. dollar to certain currencies is maintained at current levels, or if the U.S. dollar continues to strengthen.

In  addition,  the Company has announced  further actions to improve
the efficiency of its manufacturing facilities.   These actions will
continue the transition of the Analytical  Instruments Division from a highly vertical manufacturing operation to one that relies more heavily on outsourcing functions that are not considered core competencies. This reorganization will form a major part of the second phase of a profit improvement program, begun by the Company in fiscal
1996, which has already produced  cost  savings  in  its   analytical
instruments business. The full scope of this phase of the profit improvement program is expected to be finalized and announced before the end of fiscal 1997. The outsourcing of specific manufacturing
functions   will  be  implemented  during  fiscal   1998.    Current
expectations are that the total charge against earnings for fiscal 1997 will be less than the $71.6 million before-tax charge taken in fiscal 1996. A portion of the cost savings targeted by these actions will come from the elimination of approximately 285 manufacturing jobs in the U.S. and Europe. The remainder of the cost savings will come from increased productivity achieved through outsourcing and higher utilization of the Company's Singapore facility.

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


                             THE PERKIN-ELMER CORPORATION



                             By:/s/  Stephen O. Jaeger
                                Stephen O. Jaeger
                                Vice President, Chief
                                Financial
                                Officer and Treasurer



                             By:/s/  Ugo D. DeBlasi
                                Ugo D. DeBlasi
                                Corporate Controller (Chief
                                Accounting Officer)


Dated:  May 14, 1997

                        EXHIBIT INDEX


    Exhibit No.             Exhibit

         11            Computation of Net
                       Income Per Share

         27            Financial Data
                       Schedule