Form 10-K
period 1997-06-30
PERKIN ELMER CORP
filed 1997-09-12
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-K
            [ X ] Annual Report Pursuant To Section 13 Or 15(d)
                 Of The Securities Exchange Act Of 1934
                 For the Fiscal Year Ended June 30, 1997

                              OR
            [   ] Transition Report Pursuant To Section 13 Or 15(d)
                  Of The Securities Exchange Act Of 1934
                 For the transition period from _______ to __________

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

                                                    Name of each exchange
                Title of class                       on which registered
Common Stock (par value $1.00 per share)           New York Stock Exchange
                                                    Pacific Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X      Yes           No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of September 8, 1997, 43,847,333 shares of Registrant's Common
Stock were outstanding, and the aggregate market value of shares of such Common Stock (based upon the average sales price) held by non-affiliates was approximately $3,450,237,015.

                DOCUMENTS INCORPORATED BY REFERENCE

        Annual Report to Shareholders for Fiscal Year ended June 30, 1997
         - Parts I, II, and IV.

        Proxy Statement for Annual Meeting of Shareholders dated September 8,
         1997 - Part III.

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

 On August 25, 1997, Registrant and PerSeptive Biosystems, Inc. ("PerSeptive") announced that they had signed a definitive merger agreement in which Registrant would acquire PerSeptive for $13.00 per share, paid in Registrant's stock. Based on then current market prices, this transaction will involve the exchange of approximately $360 million in newly issued Registrant stock for outstanding PerSeptive securities. The transaction is subject to antitrust regulatory clearance, approval by holders of a majority of the outstanding shares of PerSeptive common stock, and certain other conditions. No vote of Registrant's shareholders is required. Both companies expect the merger to be completed by the end of calendar 1997.

 (b) Financial Information About Industry Segments.

 A summary of net sales to unaffiliated customers, operating income, and identifiable assets attributable to each of the Registrant's industry segments for the fiscal years ended June 30, 1997, 1996 and 1995 is incorporated herein by reference to Note 6 on Pages 52-53 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

(c) Narrative Description of Business.

 Registrant develops, manufactures and markets, on a worldwide basis, life science and analytical instrument systems used in such markets as pharmaceutical, biotechnology, environmental testing, food, agriculture, and chemical manufacturing.

 The Registrant's operations are organized within two industry segments: (1) Analytical Instruments; and (2) Life
Sciences.  These segments are more fully described below.

ANALYTICAL INSTRUMENTS

 Registrant's Analytical Instruments segment, consisting of Registrant's Analytical Instruments Division, develops, manufactures, markets, sells, and services analytical instrument systems.

 Analytical chemistry is the science of experimentally determining the elemental and chemical and physical characteristics that make up a particular sample. Analytical instruments are the tools used to perform analytical chemistry. These systems detect, identify and measure changes in properties of solids, liquids and gases. For example, certain types of analytical instruments are targeted toward determining chemical composition, others are used to study molecular structure and still others measure physical characteristics. Analytical instruments are also used for testing and analysis applications, both inside and outside of laboratories. The use of analytical instruments is widespread in the life science, pharmaceutical, food, bio-medical, chemicals, petrochemicals, material science, and environmental industries, as well as in academic research.

 Registrant's Analytical Instrument products tend to vary significantly in terms of their technologies, test methodologies, applications, performance and cost. Moreover, there is rarely any overlap of instruments across categories of inorganic elements/organic compound/attribute level. That is, an instrument can be applied for use either in analyzing elements, compounds or attributes, but typically not more than one of these applications.

 Registrant's Analytical Instrument products can be broadly classified into four categories:

1. Chromatography. Chromatography instruments are designed to analyze complex mixtures by first separating them into their components, and then measuring them quantitatively.
Registrant offers two types of chromatography products:
liquid (LC); and gas (GC).

2. Inorganic Analysis. These instruments are intended for analysis of inorganic elements such as lead, mercury, arsenic or gold in a wide variety of samples from oils and water to geological materials. Registrant offers three types of inorganic analysis products: atomic absorption spectrometers; inductively coupled plasma optical emission spectrometers; and inductively coupled plasma/mass spectrometers.

3. Organic Analysis. These instruments are designed to provide qualitative and quantitative information for molecular and organic compounds, in the broadest range of samples. Registrant's organic analysis products include:
infrared and near infrared spectrometers; thermal analyzers; ultraviolet, visible and near infrared spectrometers; fluorescence spectrometers; analytical balances; and polarimeters.

4. Laboratory Information Management Systems. These systems provide data handling and data management for analytical laboratories.

 Registrant also provides services including: repair and maintenance, validation, consulting, installation and other product support services.

 The principal markets for Registrant's Analytical
Instrument products and services include: agricultural analysis, automotive industries, petrochemical industries, clinical and biological analysis industries, environmental testing and monitoring, materials research, food quality management, pharmaceutical, and semiconductors.

LIFE SCIENCES

 Registrant's Life Sciences segment, consisting of Registrant's Applied Biosystems Division, develops, manufactures, markets, sells and services a wide range of biochemical analytical instrument systems and products, consisting of instruments, associated reagents and consumable products.

 The analytical problems of biotechnology differ from those of classical chemical analysis because the molecules involved are larger than those with which analytical chemists are usually concerned. In addition, problems differ because the detailed structure, and in particular the exact order of the specific nucleotide building blocks in these molecules, is the most important piece of information.

 All cells are composed of four basic biomolecules:
nucleic acids which include deoxyribonucleic acid and ribonucleic acid , proteins, carbohydrates and lipids.
Although all of these macromolecules are critical for a cell to function normally, historically key advances in therapeutics have come from an understanding of proteins or DNA. Increasingly, and principally driven by the "biotechnology revolution," researchers are developing an understanding of and focusing on DNA's role in the growth pattern of disease. An increased knowledge of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the estimated 100,000 genes comprising the human genome. This effort is being led by the Human
Genome Project and related academic, government and industry research projects.

 The Life Science products and services are used in both research and commercial applications in analyzing, synthesizing, sequencing and amplifying proteins and genetic material.

 Registrant's Life Science products can be broadly classified into five categories:

1. Genetic Analysis. Genetic analysis primarily uses electrophoresis techniques for separating molecules based on their differentialmobility in an electric field.
Registrant's genetic analysis products are further differentiatedbetween DNA sequencers and DNA fragment analysis systems.

 DNA sequencers are used to determine the exact order of nucleotide base pairs that make up DNA. This is done through the fluorescent tagging of bases, each with a different colored tag. The tagged fragments are then run through a gel electrophoresis grid and detected by a scanner at the bottom of the gel. Registrant's DNA sequencing products include a sequencer expandable to 96 lanes, a single-lane capillary sequencer, and sequencing reagents. These automated systems and products are used for amplification, purification, isolation, analysis, synthesis, and sequencing of nucleic acids, proteins, and other biological molecules.

 DNA fragment analyzers are used to determine the size, quantity or pattern of DNA fragments generated by Polymerase
Chain Reaction ("PCR") amplification or other means. Typically this is done by using fluorescently tagged PCR primers to generate labeled PCR products. Those products are then analyzed electrophoretically. Fragment analysis applications include gene mapping and forensic typing, using microsatellite markers, single-strand conformation polymorphism (SSCP) analysis to screen for unknown mutations within genes, and oligonucleotide ligation assay (OLA) analysis to detect known mutations within characterized genes.

2. PCR Products. PCR allows for the amplification of genetic material that otherwise is and of insufficient quantity to be detected, by producing enough copies of the material of interest to conduct numerous studies.
PCR products include 24, 48 and 96 sample amplification systems, a combination PCR preparation and DNA sequencing system, a combination PCR and PCR detection system, and various reagents.

3. DNA Synthesizers.  DNA synthesizers build synthetic DNA.
Synthetic DNA is used for DNA sequencing primers and is also used in drug discovery applications. Registrant currently markets 5 models of synthesizers. Registrant also provides custom synthesis, in which oligonucleotides are made-to-order and shipped to customers.


4. Protein Synthesis and Analysis. Protein sequencers provide information about the amino acids that make up a given protein by enzymatically digesting the protein and analyzing the components. Peptide synthesizers build peptides from amino acids through successive reactions which involve the addition of the next amino acid, removal of the groups in order to prevent unwanted side reactions, activation to ready the growing chain for the next amino acid addition, and, finally, repeating the cycle until the desired peptide is produced. The synthetically-produced peptides are used in understanding antibody reactions and as potential drugs or drug analogues.

5. Liquid Chromatography/Mass Spectrometry "LC/MS". LC/MS combines the separation of complex mixtures with the quantitation and/or identification of the compounds in the mixture.

 In a joint venture, Perkin-Elmer Sciex Instruments,
Registrant is engaged in the manufacture and sale of mass spectrometry instrument systems, which are sold by both the Analytical Instruments and Life Sciences segments.

 Registrant also provides services including: repair and maintenance, consulting, installation and other product support services.

The principal markets for Registrant's Life Sciences products and services include human disease research, genetic analysis, pharmaceutical drug discovery, clinical and biological analysis, and forensics.




MARKETING AND DISTRIBUTION

 The marketing and distribution systems for Registrant's Analytical Instruments and Life Sciences businesses are essentially the same. In the United States, Registrant markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by the Registrant's foreign based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. Registrant owns or leases sales and service offices in strategic regional locations in the United States, and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Registrant's products is distributed through retail outlets.

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

PATENTS, LICENSES, AND FRANCHISES

 Registrant has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization which are incorporated in Registrant's products or which fall within its fields of interest. Certain licenses under patents have been granted to, and received from, other entities. Registrant has certain rights from Hoffmann-La Roche Inc. under patents relating to PCR, which patents expire in 2004. Registrant also has rights under a patent issued to the California Institute of Technology relating to DNA sequencing, which patent expires in 2009. In Registrant's opinion, however, no other single patent or license, or group of patents or licenses, or any franchise, is material to its business as a whole or to either industry segment.

 From time to time, Registrant has asserted that various competitors and others are infringing Registrant's patents and similarly, from time to time, others have asserted that Registrant was infringing patents owned by them. In most cases, such claims are settled by mutual agreement on a satisfactory basis and result in the granting of licenses by Registrant or the granting of licenses to Registrant.

SEASONAL FLUCTUATIONS

 Neither of Registrant's industry segments is subject to pronounced seasonal fluctuations.

BACKLOG

 Registrant's recorded backlog was $173.2 million at June
30, 1997 and $182.3 million at June 30, 1996.  It is
Registrant's general policy to include in backlog only purchase orders or production releases which have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 1998.

UNITED STATES GOVERNMENT SALES

 No material portion of either of Registrant's industry segments is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United
States Government.

COMPETITION

 The industry segments in which Registrant operates are highly competitive and are characterized by the application of advanced technology. There are numerous companies which specialize in, and a number of larger companies which devote a significant portion of their resources to, the development, manufacture, and sale of products which compete with those manufactured or sold by Registrant. Many of Registrant's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which Registrant is engaged. The markets for Registrant's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine Registrant's relative market position in its industry segments, Registrant is confident it is one of the principal manufacturers in its fields, marketing a broad line of analytical instruments and life science systems. In addition to competing in terms of the technology that Registrant offers, Registrant competes in terms of price, application requirements, service, and quality.

RESEARCH, DEVELOPMENT, AND ENGINEERING

 Registrant is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 1997, 1996, and 1995, Registrant spent $105.7 million, $102.3 million, and $95.1 million, respectively, on company sponsored research, development, and engineering activities.

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

EMPLOYEES

 As of June 30, 1997, Registrant employed 5,685 persons worldwide. None of Registrant's United States employees is subject to collective bargaining agreements.

 (d) Financial Information About Foreign and Domestic
Operations and Export Sales.

 A summary of net revenues to unaffiliated customers, operating income, and identifiable assets attributable to each of Registrant's geographic areas and export sales for the fiscal years 1997, 1996, and 1995 is incorporated herein by reference to Note 6 on Pages 52 and 54 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

 Registrant's consolidated net revenues to unaffiliated customers in countries other than the United States for the fiscal years 1997, 1996, and 1995 were $792.4 million, $744.7 million, and $669.8 million, or 62.1%, 64.0%, and 63.0%,
respectively, of Registrant's consolidated net revenues.

 All of the Registrant's manufacturing facilities outside of the continental United States are located in Germany, the United Kingdom, Japan, Canada, and Singapore.

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


Item 2.                    PROPERTIES

 Listed below are the principal facilities of Registrant as of June 30, 1997. Registrant considers all facilities listed below to be reasonably appropriate for the purpose(s) for which they are used, including manufacturing, research and development, and administrative purposes. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized on the basis of at least one shift. None of the leased facilities is leased from an affiliate of Registrant. Facilities are grouped within the business segment which is the principal user.

                                                                  Approximate
                                      Owned or  Expiration        Floor Area
Location                              Leased    Date of Lease     In Sq. Ft.

Analytical Instruments

Norwalk, CT                           Owned                        402,000
Wilton, CT                            Owned                        219,000
San Jose, CA                          Owned                         72,000
Beaconsfield, England                 Owned                         70,000
Ueberlingen, Germany                  Owned                         62,000
Ontario, Canada                       Owned                         38,000
Irvine, CA                            Owned                         22,000
Toronto, Canada                       Owned                         14,700
Ueberlingen, Germany                  Leased          2001         180,000
Llantrisant, Wales                    Leased            *          113,000
Singapore                             Leased          1999          30,000
Meersburg, Germany                    Leased          1998          24,000
Beaconsfield, England                 Leased          2005           8,000


Life Sciences

Warrington, England                   Owned                         58,000
Narita, Japan                         Owned                         24,000
San Jose, CA                          Owned                          9,000
Foster City, CA**                     Leased    1997-2005          436,000
Bedford, MA                           Leased          2000          15,000
Davis, CA                             Leased          1999          13,000
Salt Lake City, UT                    Leased          1999           8,000


* Leased on a month to month basis as the facility is being closed. ** Comprising 3 principal facilities totaling 324,000 square feet, and additional facilities totaling 112,000 square feet.

 In addition to the facilities listed above, Registrant leases space in certain industrial centers for use as regional sales and service offices, technical demonstration centers, and warehousing. Registrant also owns undeveloped land in Redding, Connecticut; Vacaville, California; and Ueberlingen, Germany.

 In addition to the properties used by Registrant in its operations, Registrant owned as of June 30, 1997 a facility in Garden Grove, California (approximately 82,000 square feet), leased to OCA Applied Optics, Inc., which was sold in July 1997. Registrant also owns two facilities in Wilton, Connecticut (approximately 51,000 square feet and 42,000 square feet), which are held for sale or lease. One of the facilities in Wilton is leased on a long-term basis, and a portion of the other facility in Wilton is leased on a short-term basis.


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

Registrant was one of approximately 125 third party defendants named in a third party complaint dated February 19, 1993 in United States of America v. Davis et al., which is pending in the United States District Court for the District of Rhode Island. The third party plaintiffs, who were named as defendants and potentially responsible parties in the Government's initial complaint, sought equitable contribution and indemnification in the event they were found liable for remediation costs relating to the removal of hazardous substances from a site located in Smithfield, Rhode Island (such costs initially were estimated by the Government to be $27.8 million, but most recent estimates of such costs appear to be in the $40 million range). All but one of the third party plaintiffs settled with the Government for a total of approximately $6 million, and a trial on the question of the remaining third party plaintiff's liability to the Government resulted in an April 22, 1995 Memorandum and Order in which the Court found such plaintiff, United Technologies Corporation, liable as a "generator" of hazardous wastes deposited at the site. Thereafter, the Court permitted United Technologies Corporation to proceed with its claims against third parties. Approximately one-half of the third party claims have been settled, and the remaining claims, including the claim against Registrant, are likely to be scheduled for trial in early 1998. In addition, the Government has threatened to sue non-settling third party defendants for the unreimbursed waste removal costs should United Technologies Corporation prevail in its suit. Registrant, while vigorously contesting the case, has explored the possibility of an out-of-court settlement, but to date such efforts have proven unsuccessful. Because of the uncertainty of all litigation, Registrant cannot definitively state that it will incur less than $100,000 in monetary liability.


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

 The following information, which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, is hereby incorporated by reference in this Form 10-
K: the high and low sales prices of Registrant's Common Stock for each quarterly period during the fiscal years 1997 and 1996 (Note 13, Page 61 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997).

 (b) Holders.

 On September 8, 1997, the approximate number of holders of Common Stock of Registrant was 6,889. The approximate number of holders is based upon the actual number of holders registered in the books of Registrant at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the number of shares of Registrant's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

 (c) Dividends.

 The amount of quarterly dividends paid during the fiscal years 1997 and 1996 (Note 13, Page 61 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30,
1997) is hereby incorporated by reference in this Form 10-K.

(d)  Sale of Unregistered Securities

 Registrant has sold no securities in the last 3 years which were not registered under the Securities Act of 1933.


Item 6.             SELECTED FINANCIAL DATA

 Registrant hereby incorporates by reference in this Form
10-K, Page 34 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997.


Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Registrant hereby incorporates by reference in this Form
10-K, Pages 35-41 of Registrant's Annual Report to
Shareholders for the fiscal year ended June 30, 1997.


Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

 Registrant hereby incorporates by reference in this Form
10-K, Note 12 on Pages 59-60 of Registrant's Annual Report to
Shareholders for the fiscal year ended June 30, 1997.

Item 8.             FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA

 The following financial statements and the supplementary financial information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference in this Form 10-K: the Consolidated Financial Statements and the report thereon of Price Waterhouse LLP dated July 23, 1997, and Pages 42-62 of said Annual Report, including Note 13, Page 61, which contains unaudited quarterly financial information.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Registrant has not changed its public accounting firm within 24 months prior to June 30, 1997, the date of Registrant's most recent financial statements. There have been no unresolved disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             PART III

Item 10.             DIRECTORS AND EXECUTIVE OFFICERS
                        OF THE REGISTRANT

 (a) Identification and Background of Directors.

 Registrant hereby incorporates by reference in this Form 10-K, Pages 1-3 of Registrant's Proxy Statement dated September 8,
1997, in connection with its Annual Meeting of Shareholders to be held on October 16, 1997.

 (b) Identification of Executive Officers.

 The following is a list of Registrant's executive officers, their ages, and their positions and offices with the Registrant, as of September 8, 1997.


Name                     Age   Present Positions and Year First Elected
Manuel A. Baez...........55    Senior Vice President and President, Analytical Instruments Division (1996)
Peter Barrett............44    Vice President (1994)
Ugo D. DeBlasi...........35    Corporate Controller (1997)
Michael W. Hunkapiller...48    Vice President (1994)
Stephen O. Jaeger........53    Vice President, Chief Financial Officer (1995), and Treasurer (1996)
Joseph E. Malandrakis....52    Vice President (1993)
Mark C. Rogers...........54    Senior Vice President, Corporate Development, and Chief Technology Officer (1996)
William B. Sawch.........42    Vice President, General Counsel and Secretary (1993)
Tony L. White............51    Chairman, President, and Chief Executive Officer (1995)



 Each of the foregoing named officers was either elected at the last organizational meeting of the Board of Directors held on October 17, 1996 or was elected by the Board since that date.
The term of each officer will expire on October 16, 1997, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year. Mr. Jaeger has announced his resignation as Vice President, Chief Financial Officer and Treasurer on or about September 30, 1997. Mr. Dennis
L. Winger has been appointed Senior Vice President, Chief Financial Officer and Treasurer effective upon Mr. Jaeger's resignation.

 (c) Identification of Certain Significant Employees.

 Not applicable.

 (d) Family Relationships.

 To the best of Registrant's knowledge and belief, there is no family relationship between any of Registrant's directors, executive officers, or persons nominated or chosen by Registrant to become a director or an executive officer.

 (e) Business Experience.

 With respect to the business experience of Registrant's directors and persons nominated to become directors, Registrant hereby incorporates by reference in this Report on Form 10-K Pages 1-3 of Registrant's Proxy Statement dated September 8, 1997, in connection with its Annual

Meeting of Shareholders to beheld on October 16, 1997. With respect to the executive officers of Registrant, each such officer has been employed by Registrant or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Mr. Baez, Dr. Hunkapiller, Mr. Jaeger, Dr. Rogers, Mr. White and Mr. Winger.

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

 Mr. Jaeger was elected Vice President of Registrant on March
16, 1995. Prior to his employment by Registrant in March, 1995, Mr. Jaeger was employed by Houghton Mifflin and Company from 1987 to 1995, most recently as Executive Vice President, Chief Financial Officer and Treasurer, and served on its board of directors. Prior to joining Houghton Mifflin, he served in various capacities at British Petroleum North America, Inc. from 1979 to 1987, with his last position being Senior Vice President and Chief Financial Officer.

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

 Mr. White was elected Chairman, President and Chief
Executive Officer of Registrant in September, 1995. Prior to his joining Registrant, he was Executive Vice President and a member of the Office of the Chief Executive of Baxter International Inc. He also served as Group Vice President of Baxter International Inc. from 1986 to 1992. Mr. White is also a director of C.R. Bard, Inc. and Ingersoll-Rand Company.

 Mr. Winger has accepted the position of Senior Vice
President, Chief Financial Officer, and Treasurer effective September 30, 1997. Prior to his employment by Registrant, Mr. Winger was employed by Chiron Corporation where he was Senior Vice President, Finance and Administration, and Chief Financial Officer since 1989.

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

 (g) Compliance with Section 16(a) of the Securities Exchange
Act of 1934.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Page 7 of Registrant's Proxy Statement dated September 8, 1997, in connection with its Annual Meeting of Shareholders to be held on October 16, 1997.


Item 11.           EXECUTIVE COMPENSATION

 Registrant hereby incorporates by reference in this Form 10-K
Pages 8-11 and 13-18 of Registrant's Proxy Statement dated
September 8, 1997, in connection with its Annual Meeting of Shareholders to be held on October 16, 1997.


Item 12.            SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL
                         OWNERS AND MANAGEMENT

 (a) Security Ownership of Certain Beneficial Owners.

 Registrant hereby incorporates by reference in this Form 10-K, Page 6 of Registrant's Proxy Statement dated September 8, 1997, in connection with its Annual Meeting of Shareholders to be held on October 16, 1997.

 (b) Security Ownership of Management.

 Information concerning the security ownership of management is hereby incorporated by reference to Pages 2-3 and 7 of Registrant's Proxy Statement dated September 8, 1997, in connection with its Annual Meeting of Shareholders to be held on October 16, 1997.

 (c) Changes in Control.

 Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.


Item 13.           CERTAIN RELATIONSHIPS AND RELATED
                             TRANSACTIONS

 Information concerning certain related party transactions is hereby incorporated by reference to Note 9, Pages 56-57 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997, and to Page 6 of Registrant's Proxy Statement dated September 8, 1997, in connection with its Annual Meeting of Shareholders to be held on October 16, 1997.

                             PART IV

Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                        AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements.

 The following consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated July 23, 1997, appearing on Pages 42 through 62 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Shareholders for the fiscal year ended June 30, 1997 is not to be deemed filed as part of this report on Form 10-K.

                                           10-K              Annual Report
                                          Page No.              Page No.
Consolidated Statements of
  Operations - fiscal years
  1997, 1996, and 1995.....................  --                     42
Consolidated Statements of
  Financial Position - fiscal years
  1997 and 1996............................  --                     43
Consolidated Statements of
  Cash Flows - fiscal years
  1997, 1996, and 1995.....................  --                     44
Consolidated Statements of
  Shareholders' Equity - fiscal years
  1997, 1996, and 1995.....................  --                     45
Notes to Consolidated Financial
  Statements...............................  --                   46-61
Report of Management.......................  --                     62
Report of Price Waterhouse LLP.............  --                     62

 (a) 2. Financial Statement Schedules.

 The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Shareholders for the fiscal year ended June 30, 1997. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                          Annual
                                          10-K Page No.  Report Page No.

Report of Independent Accountants
on Financial Statement Schedule...........    20              --

Schedule II - Valuation and
Qualifying Accounts and Reserves..........    21              --

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

2(5) Agreement and Plan of Merger, dated as of August 23, 1997, among the registrant, Seven Acquisition Corp. and PerSeptive
       Biosystems, Inc. (Incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Corporation dated August 23, 1997 (Commission file number 1-4389).)

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

4(1) Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation, as amended July 20, 1995. (Incorporated by reference to Exhibit 4(1) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1995 (Commission file number 1-4389).).

4(2) Amendment dated as of March 31, 1996 to the Three Year Credit Agreement dated as of June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation, as amended July 20, 1995.

4(3) Shareholder Protection Rights Agreement dated April 30, 1989, between The Perkin-Elmer Corporation and The First National Bank of Boston. (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K of the Corporation dated April 20, 1989 (Commission file number 1-
       4389).)

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

10(4) The Perkin-Elmer Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 99 to the Corporation's Registration Statement on Form S-8 (No. 333-15189).)

10(5) Contingent Compensation Plan for Key Employees of The Perkin-Elmer Corporation, as amended through August 1, 1990. (Incorporated by reference to Exhibit 10(5) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389).)

10(6) The Perkin-Elmer Corporation Supplemental Retirement Plan as amended through August 1, 1991. (Incorporated by reference to Exhibit 10(6) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1991 (Commission file number 1-4389).)

10(7) Agreement dated September 12, 1995, between Registrant and Tony L. White. (Incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389).)

10(8)  Agreement dated May 7, 1996, between Registrant and Mark C. Rogers.

10(9) Agreement dated April 11, 1995, between Registrant and Stephen O. Jaeger. (Incorporated by reference to Exhibit 10(19) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1996 (Commission file number 1-4389).)

10(10) Agreement dated June 3, 1996, between Registrant and Manuel A. Baez.

10(11) Deferred Compensation Contract dated September 15, 1994, between
       Registrant and Michael W. Hunkapiller.  (Incorporated by reference to
       Exhibit 10(7) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389).)

10(12) Change of Control Agreement dated September 12, 1995 between Registrant and Tony L. White. (Incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389).)

10(13) Employment Agreement dated November 16, 1995, between Registrant and
       Michael W. Hunkapiller. (Incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1996 (Commission file number 1-4389).)

10(14) Employment Agreement dated June 20, 1996, between Registrant and Manuel
       A. Baez.

10(15) Employment Agreement dated June 20, 1996, between Registrant and Mark
       C. Rogers.

10(16) Employment Agreement dated November 16, 1995, between Registrant and
       Stephen O. Jaeger. (Incorporated by reference to Exhibit 10(12) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1996 (Commission file number 1-4389).)

10(17) The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1,
       1984, as amended through June 30, 1993. (Incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-4389).)

10(18) 1993 Director Stock Purchase and Deferred Compensation Plan as amended
       June 19, 1997.

10(19) Pledge Agreements and Promissory Notes between Registrant and Stephen
       O. Jaeger, Michael W. Hunkapiller and Michael J. McPartland. (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 1996 (Commission file number 1-4389).)

10(20) The Division Long-Term Incentive Plan of The Perkin-Elmer Corporation dated July 1, 1996.

10(21) The Performance Unit Bonus Plan of The Perkin-Elmer Corporation.

10(22) The Estate Enhancement Plan of The Perkin-Elmer Corporation.

10(23) The Deferred Compensation Plan of The Perkin-Elmer Corporation dated
       October 1, 1996.

11 Computation of Net Income (Loss) per Share for the five years ended June 30, 1997.

13 Annual Report to Shareholders for 1997 (to the extent incorporated herein by reference).

21     List of Subsidiaries.

23     Consent of Price Waterhouse LLP.

27     Financial Data Schedule.


Note: None of the Exhibits listed in Item 14(a) 3 above, except Exhibits 11 and 23, are included with this Form 10-K Annual Report. Registrant will furnish a copy of any such Exhibit upon written request to the Secretary at the address on the cover of this Form 10-K Annual Report accompanied by payment of $3.00 U.S. for each Exhibit requested.


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


Date:  September 12, 1997


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/  Tony L. White                                        September 12, 1997
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/  Stephen O. Jaeger                                    September 12, 1997
Stephen O. Jaeger
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)


/s/  Ugo D. DeBlasi                                       September 12, 1997
Ugo D. DeBlasi
Corporate Controller
(Principal Accounting Officer)


/s/  Joseph F. Abely, Jr.                                 September 10, 1997
Joseph F. Abely, Jr.
Director

/s/  Richard H. Ayers                                     September 9, 1997
Richard H. Ayers
Director



/s/  Jean-Luc Belingard                                   September 8, 1997
Jean-Luc Belingard
Director


/s/  Robert H. Hayes                                      September 10, 1997
Robert H. Hayes
Director


/s/  Donald R. Melville                                   September 8, 1997
Donald R. Melville
Director


/s/  Burnell R. Roberts                                   September 5, 1997
Burnell R. Roberts
Director


/s/  Georges C. St. Laurent, Jr.                          September 10, 1997
Georges C. St. Laurent, Jr.
Director


/s/  Carolyn W. Slayman                                   September 5, 1997
Carolyn W. Slayman
Director


/s/  Orin R. Smith                                        September 9, 1997
Orin R. Smith
Director


/s/  Richard F. Tucker                                    September 10, 1997
Richard F. Tucker
Director

                  REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of The Perkin-Elmer Corporation

 Our audits of the consolidated financial statements referred to in our report dated July 23, 1997, appearing on Page 62 of the 1997 Annual Report to Shareholders of The Perkin-Elmer Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Stamford, Connecticut
July 23, 1997

                    THE PERKIN-ELMER CORPORATION
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        FOR THE FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995

(Amounts in thousands)


                                                       ALLOWANCE FOR
                                                       DOUBTFUL ACCOUNTS

Balance at June 30, 1994...............................  $7,247

Charged to income in fiscal year 1995..................   2,086

Deductions from reserve in fiscal year 1995............    (384)

Balance at June 30, 1995...............................   8,949

Charged to income in fiscal year 1996..................   1,090

Deductions from reserve in fiscal year 1996............  (3,194)

Balance at June 30, 1996...............................   6,845 (1)

Charged to income in fiscal year 1997..................   1,049

Deductions from reserve in fiscal year 1997............  (2,450)

Balance at June 30, 1997...............................  $5,444 (1)

(1) Deducted in the Consolidated Statements of Financial Position from accounts receivable.









                             SCHEDULE II

             THE PERKIN-ELMER CORPORATION
      COMPUTATION OF NET INCOME (LOSS) PER SHARE
(Dollar amounts in thousands, except per share amounts)


At June 30,                                                1997          1996          1995          1994          1993

Weighted average number of common shares                  43,383        42,720        42,129        43,857        43,780

Common stock equivalents - stock options                   1,296         1,027           515           816         1,173

Weighted average number of common shares
used in calculating primary earnings per share            44,679        43,747        42,644        44,673        44,953

Additional dilutive stock options under
paragraph #42 APB #15                                        116           137           120           172            97

Shares used in calculating earnings per share - fully
diluted basis                                             44,795        43,884        42,764        44,845        45,050

Calculation of primary and fully diluted earnings per share:

PRIMARY AND FULLY DILUTED:

Income from continuing operations                     $  115,155    $   13,944    $   66,877    $   73,978    $   24,444

(Loss) Income from discontinued operations                  -             -             -         (22,851)        1,714

Income before cumulative effect of
accounting changes                                       115,155        13,944        66,877        51,127        26,158

Cumulative effect of accounting changes                     -             -             -             -          (83,098)

Net income (loss) used in the calculation of
primary and fully diluted earnings per share          $  115,155    $   13,944    $   66,877    $   51,127    $  (56,940)

PRIMARY:
Per share amounts:

Income from continuing operations                     $     2.58    $      .32    $     1.57    $     1.66    $      .54

(Loss) Income from discontinued operations                   -             -             -            (.52)          .04

Income before cumulative effect of
accounting changes                                          2.58           .32          1.57          1.14           .58

Loss from cumulative effect of accounting changes            -             -             -             -           (1.85)

Net income (loss)                                     $     2.58    $      .32    $     1.57    $     1.14    $    (1.27)

FULLY DILUTED:
Per share amounts:

Income from continuing operations                     $     2.57    $      .32    $     1.56    $     1.65    $      .54

(Loss) Income from discontinued operations                   -             -             -            (.51)          .04

Income before cumulative effect of
accounting changes                                          2.57           .32          1.56          1.14           .58

Loss from cumulative effect of accounting changes            -             -             -             -           (1.84)

Net income (loss)                                     $     2.57    $      .32    $     1.56    $     1.14    $    (1.26)



                                                      EXHIBIT 11

                     CONSENT OF INDEPENDENT ACCOUNTANTS


 We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-95451, 33-25218, 33-44191, 33-50847, 33-50849, 33-58778, and 333-15189) of The
Perkin-Elmer Corporation of our report dated July 23, 1997, appearing on page 62 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 20 of this Form 10-K.




PRICE WATERHOUSE LLP







Stamford, Connecticut
September 10, 1997


                             EXHIBIT 23