Form 10-Q
period 1997-09-30
PERKIN ELMER CORP
filed 1997-11-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                         ____________

                                          FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes    [x]       No   [ ]


Number of shares outstanding of Common Stock, par value $1 per share, as of November 7, 1997: 43,929,440.

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                           Page


       Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 1997 and 1996                      1



       Condensed Consolidated Statements of Financial Position at
       September 30, 1997 and June 30, 1997                                2


       Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended September 30, 1997 and 1996                      3


       Notes to Unaudited Condensed Consolidated Financial Statements      4



       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       10




Part II.  Other Information                                                14

                      THE PERKIN-ELMER CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
          (Dollar amounts in thousands except per share amounts)


                                                   Three months ended
                                                     September 30,

                                                    1997          1996

Net revenues                                    $  296,365   $   275,736
Cost of sales                                      150,723       141,002

Gross margin                                       145,642       134,734

Selling, general and administrative                 89,931        82,446
Research, development and engineering               27,193        23,855

Operating income                                    28,518        28,433
Gain on sale of investment                                        11,300
Interest expense                                       419           680
Interest income                                      1,983         1,088
Other expense, net                                     233

Income before income taxes                          29,849        40,141

Provision for income taxes                           5,837         7,763

Net income                                      $   24,012   $    32,378


Net income per share                            $      .53   $       .73


Dividends per share                             $      .17   $       .17



See accompanying Notes to Unaudited Condensed
Consolidated Financial Statements.

                               THE PERKIN-ELMER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (Dollar amounts in thousands)

                                                At September 30,   At June 30,
                                                    1997              1997

Assets                                           (unaudited)
Current assets
  Cash and cash equivalents                   $      153,206    $      194,745
  Short-term investments                               1,226             1,226
  Accounts receivable, net                           297,921           307,230
  Inventories                                        198,885           188,720
  Prepaid expenses and other current assets           99,624           102,263

Total current assets                                 750,862           794,184

Property, plant and equipment, net                   197,457           173,037

Other long-term assets                               146,396           137,577

Total assets                                  $    1,094,715    $    1,104,798

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                               $       20,192    $       18,054
  Accounts payable                                   130,326           115,374
  Accrued salaries and wages                          33,247            46,470
  Accrued taxes on income                             91,257            97,307
  Other accrued expenses                             159,644           177,988

Total current liabilities                            434,666           455,193

Long-term debt                                        31,457            33,599
Other long-term liabilities                          176,346           179,134

Total liabilities                                    642,469           667,926

Shareholders' equity
  Capital stock                                       45,600            45,600
  Capital in excess of par value                     198,768           198,570
  Retained earnings                                  295,553           278,760
  Foreign currency translation adjustments            (2,967)             (267)
  Minimum pension liability adjustment                  (705)             (705)
  Treasury stock, at cost                            (84,003)          (85,086)

Total shareholders' equity                           452,246           436,872

Total liabilities and shareholders' equity    $    1,094,715    $    1,104,798

See accompanying Notes to Unaudited
Condensed Consolidated Financial Statements.

                             THE PERKIN-ELMER CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                         (Dollar amounts in thousands)



                                                             Three months ended
                                                                September 30,
                                                            1997             1996
Operating Activities
Net income                                              $  24,012        $   32,378
Adjustments to reconcile net income to net
cash used by operating activities:
    Depreciation and amortization                           9,702             8,930
    Long-term compensation programs                         1,382
    Deferred income taxes                                    (961)           (3,364)
    Gain from the sale of assets                                            (11,300)
Changes in operating assets and liabilities:
    Decrease in accounts receivable                         2,392             5,414
    Increase in inventories                               (13,508)           (9,626)
    Increase in prepaid expenses and other assets         (16,651)           (7,609)
    Decrease in accounts payable and other liabilities    (22,376)          (21,396)

Net cash used by operating activities                     (16,008)           (6,573)

Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,152 and $136, respectively)       (32,943)           (7,832)
Acquisitions/investments, net                              (7,238)
Proceeds from the sale of assets, net                       4,195            33,663
Proceeds from the collection of note receivable             9,673

Net cash (used) provided by investing activities          (26,313)           25,831

Financing Activities
Net change in loans payable                                 4,327            (2,929)
Dividends                                                  (7,454)           (7,307)
Purchases of common stock for treasury                                       (5,079)
Proceeds from issuance of equity put warrants                                 1,846
Proceeds from stock issued for stock plans                  2,889             7,454

Net cash used by financing activities                        (238)           (6,015)

Effect of exchange rate changes on cash                     1,020             2,929

Net change in cash and cash equivalents                   (41,539)           16,172

Cash and cash equivalents beginning of period             194,745            95,361

Cash and cash equivalents end of period                 $ 153,206        $  111,533


See accompanying Notes to Unaudited
Condensed Consolidated Financial Statements.

                    THE PERKIN-ELMER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's (the Company's) 1997 Annual Report to Shareholders.
Significant accounting policies disclosed therein have not changed.

The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the condensed consolidated financial statements have been reclassified for comparative purposes.



NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:




        (Dollar amounts in millions)         September 30,      June 30,
                                                1997            1997
        Raw materials and supplies            $   22.8       $   23.7
        Work-in-process                           19.6           15.7
        Finished products                        156.5          149.3
        Total inventories                     $  198.9       $  188.7

NOTE 3 - ACQUISITIONS AND INVESTMENTS

During the fourth quarter of fiscal 1997 the Company entered into a strategic partnership with Hyseq, Inc., acquiring a minority equity interest for an initial cash investment of $5.0 million. Hyseq applies proprietary DNA array technology to develop gene-based therapeutic product candidates and diagnostic products and tests. In the first quarter of fiscal 1998 the Company increased its investment by $5.0 million resulting in a 6% total ownership interest. Under the terms of a collaboration agreement, the Company also received exclusive worldwide rights to commercialize sequencing systems utilizing Hyseq's proprietary DNA HyChip(TM) technology. Each company will contribute additional funds to support the development of the technology. The collaboration has an initial term of five years, with provisions for automatic extension thereafter.

The Company acquired a minority equity interest in Biometric Imaging, Inc. for a cash investment of $2.0 million in the first quarter of fiscal 1998. The Company and Biometric Imaging will also collaborate on the development and manufacturing of a high-throughput screening system for use by pharmaceutical research companies to accelerate the drug discovery process. The Company received exclusive worldwide marketing rights for that market. Biometric Imaging products are designed to help ensure the integrity of transfused products, optimize cell therapy procedures, and monitor disease progression and the efficacy of therapy.

During the first quarter of fiscal 1997, the Company sold part of its equity interest in Etec Systems, Inc. for net cash proceeds of $14.2 million, resulting in a before-tax gain of $11.3 million, or $.23 per share after tax.


NOTE 4 - DERIVATIVES

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world; therefore, results could continue to be affected by fluctuations in foreign currency exchange rates or changes in economic conditions in foreign markets. The Company derived 57% of its revenues from countries outside of the United States for the three months ended September 30, 1997.

Derivatives. The Company utilizes foreign exchange forward and option contracts and interest rate swap agreements to manage foreign currency and interest rate exposures. The principal objective of these contracts is to minimize the risks and/or costs associated with global financial and operating activities. The Company does not use derivative financial instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives.

Foreign Currency Risk Management. Foreign exchange forward and option contracts are used primarily to hedge reported and anticipated cash flows resulting from the sale of products in foreign locations. Under the foreign exchange option contracts, the Company has the right, but not the obligation, to purchase or sell foreign currencies at fixed rates at various maturity dates. These contracts are utilized primarily when the amount and/or timing of the foreign currency exposures are not certain.
At September 30, 1997, the Company had foreign exchange forward and option contracts outstanding of $167.2 million for the sale of foreign currencies at fixed rates and $6.8 million for the purchase of foreign currencies at fixed rates.

Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. Gains and losses on foreign currency hedge contracts are recognized in income and offset the foreign exchange gains and losses on the related transactions.

Interest Rate Risk Management. In fiscal 1997, the Company entered into an interest rate swap in conjunction with a five year Japanese Yen debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under this contract, the Company will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement is established by agreement at the time of termination.

The agreed upon amount customarily represents the net present value at the then existing interest rates of the remaining obligations to exchange payments under the terms of the contract.


Concentrations of Credit Risk. The forward contracts, options, and swaps used by the Company in managing its foreign currency and interest rate exposures contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, the Company minimizes such risk exposure by limiting the counterparties to a diverse group of highly rated domestic and international financial institutions with which the Company has other financial relationships. The Company is exposed to potential losses in the event of non-performance by these counterparties; however, the Company does not expect to record any losses as a result of counterparty default. The Company does not require and is not required to place collateral for these financial instruments.

Fair Value. The fair value of foreign currency forward and option contracts is estimated based on quoted market prices of comparable contracts and reflects the amounts the Company would receive or pay to terminate the contracts at the reporting date. At September 30, 1997, the notional amount of forward and option contracts outstanding was $174.0 million with a fair value of $.8 million.


NOTE 5 - RESTRUCTURING

Fiscal 1997. During the fourth quarter of fiscal 1997, the Company announced a follow-on phase to the Analytical Instrument Division's profit improvement program begun by the Company in fiscal 1996. The restructuring cost for this action was $24.2 million before-tax and included $19.4 million for costs focused on further improving the operating efficiency of manufacturing facilities in the United States, Germany, and the United Kingdom. These actions are designed to help transition the Analytical Instruments Division from a highly vertical manufacturing operation to one that relies more heavily on outsourcing functions not considered core competencies. The restructuring charge also included $4.8 million to finalize the consolidation of sales and administrative support, primarily in Europe where seventeen facilities will be closed.

The workforce reductions under this plan total approximately 285 employees in production labor and 25 employees in sales and administrative support. The charge included $11.9 million for severance related costs. The $12.3 million provided for facility consolidation and asset related write-offs included $1.2 million for lease termination payments and $11.1 million for the write-off of machinery, equipment, and tooling associated with those functions to be outsourced.

These changes are scheduled to be substantially completed by June 1998. As of September 30, 1997, approximately 65 employees were separated under the plan and the actions are proceeding as planned. There have been no adjustments made to increase or decrease the liabilities originally provided for this restructuring.

The following table details the major components of the fiscal 1997 restructuring plan:

                                                              Facility
                                                             Consolidation
                                                              and Asset
                                                               Related
(Dollar amounts in millions)                      Personnel  Write-offs   Total
Provision
Changes in manufacturing operations                 $ 9.6       $ 9.8     $19.4
Consolidation of sales and administrative support     2.3         2.5       4.8
Total provision                                     $11.9       $12.3     $24.2

Fiscal 1997 activity
Changes in manufacturing operations                 $  .1       $ 4.6     $ 4.7
Consolidation of sales and administrative support
Total fiscal 1997 activity                          $  .1       $ 4.6     $ 4.7

Fiscal 1998 activity
Changes in manufacturing operations                 $ 1.9       $  .3     $ 2.2
Consolidation of sales and administrative support      .5          .2        .7
Total fiscal 1998 activity                          $ 2.4       $  .5     $ 2.9

Balance at September 30, 1997
Changes in manufacturing operations                 $ 7.6       $ 4.9     $12.5
Consolidation of sales and administrative support     1.8         2.3       4.1
Balance at September 30, 1997                       $ 9.4       $ 7.2     $16.6


Fiscal 1996. The fiscal 1996 before-tax restructuring charge of $71.6 million recorded in the third quarter of fiscal 1996 was the first phase of a plan focused on improving the profitability and cash flow performance of the Analytical Instruments Division. In connection with the plan, the division was reorganized into three vertically integrated, fiscally accountable operating units, a distribution center in Holland was established to centralize the European infrastructure for shipping, administration, and related functions, and a program was implemented to eliminate excess production capacity in Germany. The charge contemplated worldwide workforce reductions of 390 positions in manufacturing, sales and support, and administrative functions at a cost of $37.8 million. The charge also included $33.8 million for facility consolidation and asset related write-offs associated with the discontinuation of various product lines.

In the fourth quarter of fiscal 1997, the Company finalized the actions associated with the restructuring plan announced in 1996. Workforce reductions are now expected to total 360 employees. The costs to implement the program were $11.2 million below the $71.6 million charge recorded in fiscal 1996. As a result, during the fourth quarter of fiscal 1997, the Company recorded an $11.2 million reduction of charges required to implement the fiscal 1996 plan.

As of September 30, 1997, 346 employees were separated under the plan. The balance remaining at September 30, 1997 represents future severance and deferred payments which will extend through fiscal 1998.

The following table details the major components of the fiscal 1996 restructuring plan:



                                                                              Facility
                                                                             Consolidation
                                                                              and Asset
                                                                               Related
(Dollar amounts in millions)                                      Personnel  Write-offs   Total
Provision
Reduction of excess European manufacturing capacity                 $ 19.7       $ 23.0    $ 42.7
Reduction of European distribution and administrative capacity        11.5          6.0      17.5
Other worldwide workforce reductions and facility closings             6.6          4.8      11.4
Total provision                                                     $ 37.8       $ 33.8    $ 71.6

Fiscal 1996 activity
Reduction of excess European manufacturing capacity                  $ 2.1        $ 6.7     $ 8.8
Reduction of European distribution and administrative capacity         1.6           .7       2.3
Other worldwide workforce reductions and facility closings             1.9          1.6       3.5
Total fiscal 1996 activity                                           $ 5.6        $ 9.0    $ 14.6

Fiscal 1997 activity
Reduction of excess European manufacturing capacity                 $ 10.9        $ 6.6    $ 17.5
Adjustment to decrease liabilities originally accrued for excess
European manufacturing capacity                                        4.7          6.5      11.2
Reduction of European distribution and administrative capacity         6.2          4.4      10.6
Other worldwide workforce reductions and facility closings             1.9          2.0       3.9
Total fiscal 1997 activity                                          $ 23.7       $ 19.5    $ 43.2

Fiscal 1998 activity
Reduction of excess European manufacturing capacity                  $ 1.4        $  .5     $ 1.9
Reduction of European distribution and administrative capacity          .6           .2        .8
Other worldwide workforce reductions and facility closings              .3           .1        .4
Total fiscal 1998 activity                                           $ 2.3        $  .8     $ 3.1

Balance at September 30, 1997
Reduction of excess European manufacturing capacity                   $ .6         $2.7      $3.3
Reduction of European distribution and administrative capacity         3.1           .7       3.8
Other worldwide workforce reductions and facility closings             2.5          1.1       3.6
Balance at September 30, 1997                                         $6.2         $4.5     $10.7


NOTE 6 - CHANGES IN ACCOUNTING PRINCIPLES

The Company is required to implement Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in the second quarter of fiscal 1998. This statement replaces the presentation of earnings per share (EPS) with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes common stock equivalents and is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15, "Earnings per Share." The following table illustrates the pro forma disclosure of EPS data in accordance with SFAS No. 128:



                                              Three months ended
                                                 September 30,
                                                 1997    1996
  As Presented Under APB Opinion No. 15
       Primary EPS                              $ .53   $ .73
       Fully diluted EPS                        $ .53   $ .73
  As Calculated Under SFAS No. 128
       Basic EPS                                $ .55   $ .75
       Diluted EPS                              $ .53   $ .73

                      THE PERKIN-ELMER CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included on pages 1-9 of this report, and "Management's Discussion and Analysis" appearing on pages 35 - 41 of the Company's 1997 Annual Report to Shareholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company reported net income of $24.0 million, or $.53 per share, for the first quarter of fiscal 1998 compared with net income of $32.4 million, or $.73 per share, in the first quarter of fiscal 1997. The prior year's first quarter included a before-tax gain of $11.3 million, or $.23 per share after-tax, resulting from the partial sale of an equity interest in Etec Systems, Inc. Excluding the special gain in last year's first quarter, net income increased 8.1%.

Net revenues were $296.4 million for the first quarter of fiscal 1998, an increase of 7.5% over the $275.7 million reported for the first quarter of fiscal 1997. The effects of currency rate movements decreased net revenues by approximately $17 million, or 6%, in the quarter compared to the prior year, as the U.S. dollar continued to strengthen against certain European currencies and the Japanese Yen. Geographically, the Company reported revenue growth of approximately 13% in the United States and 17% in the Far East, offsetting a decline of 4% in Europe. Excluding currency effects, revenues in the Far East and Europe would have increased approximately 26% and 9%, respectively. Regions outside the United States accounted for 57% of the consolidated first quarter revenues, compared with 59% in the prior year.

Net revenues for the Applied Biosystems Division increased 20.7% to $164.6 million in the first quarter of fiscal 1998. The negative effects of a strong U.S. dollar reduced the division's revenues by approximately $8 million, or 6%. All geographic markets reported increased revenues over the prior year. Net revenues in the United States and Europe increased 17.3% and 16.6%, respectively. The strongest performance was in the Far East where revenues increased 22.5% over the prior year's first quarter. Increased demand for liquid chromatography-mass spectrometry (LC/MS) systems, automated DNA sequencing systems, recently introduced sequencing chemistries, and polymerase chain reaction (PCR) based products were the primary contributors. Applied Biosystems continued to experience strong demand for its integrated systems, both for pharmaceutical drug discovery and development, for rapidly growing applied markets, such as forensics.

Net revenues for the Analytical Instruments Division were $131.8 million, a decrease of 5.4% from the $139.3 million reported in the prior year's first quarter. Currency rate movements reduced revenues by approximately
$9 million, or 6%. Excluding currency effects, revenues would have increased approximately 1%. Geographically, revenues in the Far East and Latin America increased by 10.6% and 21.0%, respectively. European revenues, which generally account for over 40% of the division's revenues, decreased 16% as a result of currency and a weak economy. Overall, demand for the division's Elan(TM) inductively coupled plasma/mass spectrometry
(ICP/MS) instrument and its new Optima(TM) ICP product were strong.

Gross margin as a percentage of net revenues was 49.1% in the first quarter of fiscal 1998 compared with 48.9% in the first quarter of fiscal 1997. Gross margin as a percentage of net revenues for the Applied Biosystems Division remained constant with the prior year. The Analytical Instruments Division's gross margin as a percentage of net revenues decreased in the quarter. Improved gross margins for the Analytical Instrument Division in both the U.S. and Europe were more than offset by lower margins in the Far East and Latin America regions. The lower
margins were primarily a result of currency and product mix.   Excluding
the effects of currency, the gross margin percentage for the Company would have increased approximately 1%.

Selling, general and administrative (SG&A) expenses were $89.9 million in the first quarter of fiscal 1998 compared with $82.4 million in the first quarter of fiscal 1997. The 9.1% increase in the quarter was primarily due to higher planned expenses for the Applied Biosystems Division and higher planned corporate expenses. The Analytical Instruments Division's expenses were essentially unchanged compared with prior year. As a percentage of net revenues, SG&A expenses remained constant with the prior year at approximately 30%.

Research, development and engineering (R&D) expenses of $27.2 million increased 14.0% over the prior year. R&D spending in the Applied Biosystems Division increased 23.1% over the prior year as the Company continued its product development efforts for the bioresearch and pharmaceutical markets. The division's spending accounted for nearly 63% of the Company's R&D expense. R&D expenses for the Analytical Instruments Division were essentially unchanged from the prior year reflecting the objectives of restructuring actions. As a percentage of net revenues, the Company's R&D expenses increased to 9.2% compared with 8.7% for the prior year.

The restructuring actions announced in the fourth quarter of fiscal 1997 are proceeding as planned. These actions focused on the transition of the Analytical Instruments Division from a vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies (see Note 5). It also included actions to finalize consolidation of sales and administrative support, primarily in Europe. The Company expects to achieve before-tax savings from these actions of approximately $8 million in fiscal 1998, when the program is fully implemented, and $16 million in succeeding fiscal years.

Total operating expenses were $117.1 million in the first quarter of fiscal 1998 compared with $106.3 million in the prior year's first quarter. Operating income of $28.5 million was essentially unchanged compared with the prior year. The effects of currency rate movements decreased operating income by approximately $6 million. On a comparable basis excluding the effects of currency, operating income would have increased approximately 21%.

As a result of lower interest rates, interest expense in the first quarter of fiscal 1998 decreased $.3 million compared with the first quarter of fiscal 1997. Interest income was $.9 million higher than the prior year as a result of maintaining higher cash and cash equivalent balances.

The effective income tax rate for the first quarter of fiscal 1998 was 19.6% compared with 23% in the first quarter of fiscal 1997, excluding the special gain on the partial sale of an equity interest. In the first quarter of fiscal 1998 the Company finalized certain outstanding tax related matters resulting in the one-time rate decrease. The Company expects the tax rate for the balance of fiscal 1998 to be approximately 25%.

FINANCIAL RESOURCES AND LIQUIDITY

At September 30, 1997, the Company's total cash position, including cash equivalents, was $153.2 million compared with $194.7 million at June 30, 1997. Net cash used by operating activities was $16.0 million for the first three months of fiscal 1998 compared with $6.6 million for the same period in fiscal 1997. The use of cash in both periods included seasonal payments to fund the Company's benefit plans, prepayments for insurance premiums, payments related to restructuring actions (see Note
5), and increased inventory levels.

Net cash used by investing activities was $26.3 million for the first three months of fiscal 1998 compared with $25.8 million provided by investing activities for the first three months of fiscal 1997. In the current year, the Company generated $13.9 million in net cash proceeds from the sale of certain non-operating assets and the collection of a note receivable, compared with $33.7 million in fiscal 1997. The fiscal 1998 cash proceeds were more than offset by capital expenditures of $34.1 million, primarily related to improvement of the Company's information technology infrastructure, and $7.2 million related to various investments and collaborations (see Note 3).

Net cash used by financing activities was $.2 million in fiscal 1998 compared with $6.0 million in fiscal 1997. In the first quarter of fiscal 1998 the Company received $2.9 million in proceeds from employee stock option exercises compared with $7.5 million in fiscal 1997. The first quarter of fiscal 1997 included $5.1 million for the purchase of .1 million shares of common stock for treasury and proceeds of $1.8 million from the issuance of equity put warrants on shares of the Company's common stock. During the first quarter of fiscal 1998 there were no share repurchases of common stock for treasury or sales of equity put warrants.

OUTLOOK

As the underlying demand for life science products continues to grow, the Applied Biosystems Division is expected to continue its revenue growth and maintain profitability. The Company continues to grow this business through increased internal development efforts and through acquisitions, equity investments, and other collaborations. The first quarter investments and collaborations in Hyseq, Inc. and Biometric Imaging, Inc. are indicators of the Company's continued focus in this business segment. As the Analytical Instruments Division continues to restructure its global manufacturing and European sales and service organizations, the Company is optimistic these actions will improve cash flow and profitability of the division. The Company continues to examine the division's product portfolio to determine an appropriate growth strategy for that business.

However, adverse currency effects remain a concern for both divisions and could continue if the relationship of the U.S. dollar to certain major European and Far Eastern currencies is maintained at current levels, or if the U.S. dollar continues to strengthen.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report may be forward looking and are subject to a variety of risks and uncertainties. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to, (1) complexity and uncertainty regarding the development of new high technology products; (2) loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the life sciences or analytical instrument industries; (6) changes in the pharmaceutical, environmental, research or chemical markets; (7) variable government funding in key geographical regions; (8) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (9) the loss of key employees; (10) fluctuations in foreign currency exchange rates; and (11) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

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

                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

 The Company held its Annual Meeting of Shareholders on October 16, 1997.
At such meeting, the shareholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to shareholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 8, 1997. The results of the voting of the shareholders with respect to such matters is set forth below.


I.   Election of Directors.

                                                                 Total Vote
                                                 Total Vote For  Withheld From
                                                 Each Director   Each Director


Joseph F. Abely, Jr.                              37,738,242       98,055
Richard H. Ayers                                  37,752,931       83,366
Jean-Luc Belingard                                37,753,281       83,016
Robert H. Hayes                                   37,753,745       82,552
Georges C. St. Laurent, Jr.                       37,752,569       83,728
Carolyn W. Slayman                                37,754,630       81,667
Orin R. Smith                                     37,743,857       92,440
Tony L. White                                     37,751,668       84,629


II. Ratification of the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1998.


      FOR          AGAINST       ABSTAIN        NON-VOTE
   37,761,095      21,517        53,685           0



III. Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock.

      FOR          AGAINST       ABSTAIN        NON-VOTE
  31,919,332     5,835,198       81,767           0

IV. Approval of the 1997 Stock Incentive Plan.

      FOR          AGAINST       ABSTAIN        NON-VOTE
  33,176,904     4,555,916      103,477           0



Item 5.  Other Information.

 At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Shareholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the Company:

Tony L. White          Chairman, President and Chief Executive Officer
Manuel A. Baez         Senior Vice President and President, Analytical
                       Instruments Division
Peter Barrett          Vice President
Ugo D. DeBlasi         Corporate Controller
Elaine J. Heron        Vice President
Michael W. Hunkapiller Senior Vice President and President, Applied
                       Biosystems Division
Thomas P. Livingston   Assistant Secretary
Joseph E. Malandrakis  Vice President
John S. Ostaszewski    Assistant Treasurer, Director of Finance
Mark C. Rogers         Senior Vice President, Corporate Development
                       and Chief Technology Officer
William B. Sawch       Senior Vice President, General Counsel and
                       Secretary
Dennis L. Winger       Senior Vice President, Chief Financial Officer
                       and Treasurer

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

  2.1. Agreement and Plan of Merger, dated as of August 23, 1997, among the Company, Seven Acquisition Corp. and PerSeptive Biosystems, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 23, 1997 and filed on August 26, 1997 (Commission File No. 1-4389)).
  2.2. Stock Option Agreement, dated as of August 23, 1997, between the Company and PerSeptive Biosystems, Inc. (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated August 23, 1997 and filed on August 26, 1997 (Commission File
       No. 1-4389)).
  10.  Agreement, dated September 30, 1997, between the Company and
       Stephen O. Jaeger.
  11.  Computation of Net Income Per Share.
  27.  Financial Data Schedule.

 (b)  Reports on Form 8-K.

 During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated August 23, 1997 and filed on August 26, 1997 to report under Item 5 thereof that the Company, Seven Acquisition Corp., a wholly-owned subsidiary of the Company ("Sub"), and PerSeptive Biosystems, Inc. ("PerSeptive") had entered into an Agreement and Plan of Merger, dated as of August 23, 1997, whereby Sub will be merged with and into PerSeptive with PerSeptive as the surviving entity.

SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE PERKIN-ELMER CORPORATION



                                              By:  /s/ Dennis L. Winger
                                                Dennis L. Winger
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer



                                              By:   /s/ Ugo D. DeBlasi
                                                Ugo D. DeBlasi
                                                Corporate Controller (Chief
                                                Accounting Officer)


Dated:  November 14, 1997

                       EXHIBIT INDEX


    Exhibit No.             Exhibit

         10.           Agreement, dated September 30, 1997,
                        between the Company and Stephen O. Jaeger

         11.           Computation of Net
                        Income Per Share

         27.           Financial Data
                        Schedule