Form 10-Q
period 1997-12-31
PERKIN ELMER CORP
filed 1998-02-17
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997

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


Number of shares outstanding of Common Stock, par value $1 per share, as of February 11, 1998:  48,541,195

                THE PERKIN-ELMER CORPORATION

                            INDEX




Part I.  Financial Information                                           Page


       Condensed Consolidated Statements of Operations for the
       Six Months Ended December 31, 1997 and 1996                         1



       Condensed Consolidated Statements of Financial Position at
       December 31, 1997 and June 30, 1997                                 2


       Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended December 31, 1997 and 1996                         3


       Notes to Unaudited Condensed Consolidated Financial Statements      4



       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       12




Part II.  Other Information                                                20

                            THE PERKIN-ELMER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
             (Dollar amounts in thousands except per share amounts)



                                         Three months ended            Six months ended
                                           December 31,                  December 31,

                                          1997          1996            1997          1996
Net revenues                          $  342,894   $   330,791      $  639,259   $   606,527
Cost of sales                            164,974       167,301         315,697       308,303

Gross margin                             177,920       163,490         323,562       298,224

Selling, general and administrative       99,167        94,735         189,098       177,181
Research, development and engineering     31,258        27,566          58,451        51,421
Acquired research and development         28,850                        28,850

Operating income                          18,645        41,189          47,163        69,622
Gain on sale of investment                              26,120                        37,420
Interest expense                             629           609           1,048         1,289
Interest income                            1,344         1,499           3,327         2,587
Other income (expense), net                1,165          (135)            932          (135)
Income before income taxes                20,525        68,064          50,374       108,205

Provision for income taxes                12,344        17,124          18,181        24,887

Net income                            $    8,181   $    50,940      $   32,193   $    83,318


Basic earnings per share              $      .19   $      1.18      $      .73   $      1.93
Diluted earnings per share            $      .18   $      1.14      $      .71   $      1.88


Dividends per share                   $      .17   $       .17      $      .34   $       .34





See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                      THE PERKIN-ELMER CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (Dollar amounts in thousands)



                                                           At December 31,       At June 30,
                                                                1997                1997

                                                             (unaudited)
Assets
Current assets
  Cash and cash equivalents                              $         78,983    $        194,745
  Short-term investments                                            1,226               1,226
  Accounts receivable, net                                        336,978             307,230
  Inventories                                                     206,661             188,720
  Prepaid expenses and other current assets                       110,959             102,263
Total current assets                                              734,807             794,184

Property, plant and equipment, net                                219,006             173,037

Other long-term assets                                            210,307             137,577

Total assets                                             $      1,164,120    $      1,104,798
                                                                               .
Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                          $         17,296    $         18,054
  Accounts payable                                                142,633             115,374
  Accrued salaries and wages                                       33,904              46,470
  Accrued taxes on income                                         100,295              97,307
  Other accrued expenses                                          163,655             177,988
Total current liabilities                                         457,783             455,193

  Long-term debt                                                   31,966              33,599
  Other long-term liabilities                                     179,010             179,134
Total long-term liabilities                                       210,976             212,733

Minority interest                                                  40,784

Shareholders' equity
  Capital stock                                                    45,600              45,600
  Capital in excess of par value                                  198,981             198,570
  Retained earnings                                               296,490             278,760
  Foreign currency translation adjustments                         (1,907)               (267)
  Net unrealized loss on investments                               (2,043)
  Minimum pension liability adjustment                               (705)               (705)
  Treasury stock, at cost                                         (81,839)            (85,086)

Total shareholders' equity                                        454,577             436,872

Total liabilities and shareholders' equity               $      1,164,120    $      1,104,798





See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                              THE PERKIN-ELMER CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                             (Dollar amounts in thousands)



                                                                               Six months ended
                                                                                December 31,
                                                                          1997            1996
Operating Activities
Net income                                                         $     32,193    $     83,318
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                        21,431          19,506
    Long-term compensation programs                                       3,039           2,846
    Deferred income taxes                                                (1,247)         (3,633)
    Acquired research and development                                    28,850
    Gains from the sale of assets                                          (900)        (37,420)
Changes in operating assets and liabilities:
    Increase in accounts receivable                                     (16,076)        (31,192)
    Increase in inventories                                             (16,241)         (8,997)
    Increase in prepaid expenses and other assets                       (26,638)            (99)
    Increase (decrease) in accounts payable and other liabilities        (5,078)          7,282

Net cash provided by operating activities                                19,333          31,611

Investing Activities
Additions to property, plant and equipment
(net of disposals of $1,447 and $1,204, respectively)                   (54,837)        (25,018)
Acquisitions/investments, net                                           (90,633)
Proceeds from the sale of assets, net                                     6,532          65,239
Proceeds from the collection of note receivable                           9,673             978

Net cash (used) provided by investing activities                       (129,265)         41,199

Financing Activities
Principal payments on long-term debt                                                       (892)
Net change in loans payable                                               2,979           4,865
Dividends                                                               (14,992)        (14,648)
Purchases of common stock for treasury                                                  (15,851)
Proceeds from issuance of equity put warrants                                             1,846
Proceeds from stock issued for stock plans                                5,454          11,847

Net cash used by financing activities                                    (6,559)        (12,833)

Effect of exchange rate changes on cash                                     729           2,530

Net change in cash and cash equivalents                                (115,762)         62,507

Cash and cash equivalents beginning of period                           194,745          95,361

Cash and cash equivalents end of period                            $     78,983    $    157,868



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


NOTE 2 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

       (Dollar amounts in millions)           December 31,  June 30,
                                                 1997         1997

       Raw materials and supplies           $    33.3    $    23.7
       Work-in-process                           15.6         15.7
       Finished products                        157.8        149.3

       Total inventories                    $   206.7    $   188.7



NOTE 3 - ACQUISITIONS AND DISPOSITIONS

PerSeptive Biosystems, Inc. On January 22, 1998, the Company announced the completion of a merger with PerSeptive Biosystems, Inc. (PerSeptive). PerSeptive manufactures and markets an integrated line of proprietary consumable products and advanced instrumentation systems for the purification, analysis, and synthesis of biomolecules. As a result of the merger, shares of PerSeptive were converted into shares of the Company's common stock at an exchange ratio of 0.1926 of a share of the Company's common stock for each share of PerSeptive common stock. Accordingly, the Company issued 4.6 million shares of its common stock for all outstanding shares of PerSeptive common stock. Under terms of the merger, outstanding options, warrants, and convertible securities of PerSeptive will remain outstanding following the merger but will become exercisable for, or convertible into, the Company's common stock in accordance with their terms. The merger qualifies as a tax free reorganization and will be accounted for as a pooling of interests. The Company's consolidated results reported herein do not include the results of PerSeptive.

The following supplemental unaudited pro forma consolidated financial information combines the results of the Company and PerSeptive as though the merger occurred as of the beginning of each period presented:



                                          Three months       Six months
                                              ended             ended
                                           December 31,     December 31,
(In millions except per share amounts)    1997     1996     1997     1996

Net revenues                            $369.2   $351.8   $691.9   $646.9
Net income                              $  6.0   $ 47.2   $ 27.4   $ 59.5
Basic earnings per share                $  .11   $ 1.00   $  .56   $ 1.27
Diluted earnings per share              $  .11   $  .96   $  .54   $ 1.22


The above amounts do not include a one-time charge to earnings of approximately $45 million to $50 million before-taxes expected to be finalized and announced before the end of the Company's third fiscal quarter in connection with the implementation of an integration plan for PerSeptive. The plan will include the integration of certain sales, distribution, and administrative support functions as well as the consolidation of certain manufacturing facilities. The Company also expects to announce other charges associated with the merger that are not eligible for inclusion in the initial accrual. These integration expenses are expected to be approximately $8 million to $10 million and will be recognized as period expenses over the next three to four quarters.

Tecan AG. The Company acquired a 14.5% interest and approximately 52% of the voting rights in Tecan AG in December 1997. Tecan is a world leader in the development and manufacturing of automated sample processors, liquid handling systems, microplate photometry, and major components. Used in research, industrial, and clinical markets, these products provide automated solutions for pharmaceutical drug discovery, molecular biology, genomic testing and clinical diagnostics. The acquisition cost was approximately $54 million in cash and was accounted for as a purchase with a minority interest of approximately $41 million. The excess purchase price over the fair market value of the underlying assets is approximately $47 million and is being amortized over 15 years.

Molecular Informatics, Inc. During the second quarter of fiscal 1998, the Company acquired Molecular Informatics, Inc., a leader in the development of infrastructure software for the pharmaceutical, biotechnology, and agrochemical industries as well as for applied markets such as forensics and human identification. The acquisition cost was approximately $53 million and was accounted for as a purchase. In connection with the acquisition, $28.9 million was expensed as purchased in-process research and development and approximately $24 million was allocated to goodwill and other intangible assets. Goodwill of approximately $8 million is being amortized over 10 years, and other intangible assets of $16 million are being amortized over periods of 4 to 7 years.

The results of operations for all of the above acquisitions accounted for as a purchase have been included in the consolidated financial statements since the date of acquisition. The pro forma effect of these acquisitions, individually or in the aggregate, on the Company's consolidated financial statements was not significant.

Hyseq, Inc. The Company entered into a strategic partnership with Hyseq, Inc., acquiring a minority equity interest for an initial cash investment of $5.0 million, during the fourth quarter of fiscal
1997.   Hyseq  applies proprietary DNA array technology  to  develop gene-based  therapeutic product candidates and  diagnostic  products
and  tests.   In  the  first  quarter of fiscal  1998,  the  Company
increased its investment by $5.0 million resulting in a 6% total ownership interest. Under the terms of a collaboration agreement,
the   Company   also   received  exclusive   worldwide   rights   to
commercialize sequencing systems utilizing Hyseq's proprietary DNA HyChip(TM) technology. Each company will contribute additional funds to support the development of the technology. The collaboration has an initial term of five years,with provisions for automatic extension thereafter.

Biometric Imaging, Inc. During the second quarter of fiscal 1998, the Company increased its minority equity interest in Biometric Imaging, Inc. to $3.0 million. The Company and Biometric Imaging will also collaborate on the development and manufacturing of a high-throughput screening system for use by pharmaceutical research
companies  to  accelerate the drug discovery process.   The  Company
received exclusive worldwide marketing rights for that market. Biometric Imaging products are designed to help ensure the integrity of transfused products, optimize cell therapy procedures, and monitor disease progression and the efficacy of therapy.

Etec Systems, Inc. During the second quarter of fiscal 1997, the Company sold its remaining equity interest in Etec Systems, Inc.
(ETEC) for net cash proceeds of $31.6 million. The Company recorded a before-tax gain of $26.1 million, or $.42 per diluted share after-tax. During the first quarter of fiscal 1997, the Company sold part of its equity interest in ETEC for net cash proceeds of $14.2 million, resulting in a before-tax gain of $11.3 million, or $.23 per diluted share after-tax.


NOTE 4 - FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world; therefore, results continue to be affected by fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets. The Company derived 59.6% of its revenues from countries outside of the United States for the six months ended December 31, 1997.

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

Foreign  Currency  Risk Management.  Foreign  exchange  forward  and
option   contracts  are  used  primarily  to  hedge   reported   and
anticipated cash flows resulting from the sale of products in foreign locations. Under the foreign exchange option contracts, the
Company  has the right, but not the obligation, to purchase or  sell
foreign currencies at fixed rates at various maturity dates.   These
contracts are utilized primarily when the amount and/or timing of the foreign currency exposures are not certain. At December 31, 1997 and June 30, 1997, the Company had foreign exchange forward and option contracts for the sale and purchase of foreign currencies at fixed rates as summarized in the table below:

(Dollar amounts in millions)    December 31, 1997      June 30, 1997
                               Sold      Purchased   Sold      Purchased

Japanese Yen                  $  56.0    $     -    $  83.5    $    -
French Francs                    20.3                  18.1
Australian Dollars                7.7                  13.7
German Marks                     18.3        4.0       13.4        2.3
Italian Lira                     17.2                   5.6        1.2
British Pounds                   10.7        2.6                   8.3
Other                            38.4                  15.3

Total                         $ 168.6    $   6.6    $ 149.6    $  11.8


Foreign exchange contracts are accounted for as hedges of net investments, firm commitments and foreign currency transactions. Gains and losses on foreign currency hedge contracts are recognized in income and offset the foreign exchange gains and losses on the related transactions.

Interest Rate Risk Management. In fiscal 1997, the Company entered into an interest rate swap in conjunction with a five year Japanese Yen debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional amount. Under this contract, the Company will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement is established by agreement at the time of termination. The agreed upon amount customarily represents the net present value at the then existing interest rates of the remaining obligations to exchange payments under the terms of the contract.

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

Fair Value. The fair value of foreign currency forward and option contracts, as well as interest rate swaps, is estimated based on quoted market prices of comparable contracts and reflects the amounts the Company would receive or pay to terminate the contracts at the reporting date. The following table presents the notional amounts and fair values of the Company's derivatives:

(Dollar amounts in millions)   December 31, 1997       June 30, 1997
                               Notional    Fair      Notional    Fair
                               Amount      Value     Amount      Value
Forward contracts              $ 116.4  $   1.5      $ 114.0  $ (3.7)
Purchased options              $  58.8  $   3.9      $  47.4  $   .7
Interest rate swap             $  29.4  $   (.8)     $  33.6  $   .2


Fair values of minority equity investments are estimated based on quoted market prices, if available, or quoted market prices of financial instruments with similar characteristics. Investments in equity securities, which are categorized as available-for-sale, are stated at a fair value of $17.5 million with a cost basis of $19.5 million at December 31, 1997. Accordingly, an unrealized holding loss of $2.0 million was reported as a separate component of equity.


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

These changes are scheduled to be substantially completed by June 1998. As of December 31, 1997, approximately 200 employees were separated under the plan and the actions are proceeding as planned. There have been no adjustments made to increase or decrease the liabilities originally provided for this restructuring.

The following table details the major components of the fiscal 1997 restructuring plan:
                                                        Facility
                                                   Consolidation
                                                       and Asset
(Dollar amounts in millions)            Personnel        Related       Total
                                                      Write-offs
Provision
Changes in manufacturing operations       $   9.6        $   9.8     $  19.4
Consolidation of sales and
administrative support                        2.3            2.5         4.8
Total provision                           $  11.9        $  12.3     $  24.2

Fiscal 1997 activity
Changes in manufacturing operations       $    .1        $   4.6     $   4.7
Consolidation of sales and
administrative support
Total fiscal 1997 activity                $    .1        $   4.6     $   4.7


Fiscal 1998 activity
Changes in manufacturing operations       $   3.0        $   4.4     $   7.4
Consolidation of sales and
administrative support                        1.9             .5         2.4
Total fiscal 1998 activity                $   4.9        $   4.9     $   9.8

Balance at December 31, 1997
Changes in manufacturing operations       $   6.5        $    .8     $   7.3
Consolidation of sales and
administrative support                         .4            2.0         2.4
Balance at December 31, 1997              $   6.9        $   2.8     $   9.7

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

As of December 31, 1997, approximately 360 employees were separated under the plan. The balance for remaining personnel costs at December 31, 1997 represents future severance and deferred payments which will extend through fiscal 1998.

The following table details the major components of the fiscal 1996 restructuring plan:
                                                        Facility
                                                   Consolidation
                                                       and Asset
(Dollar amounts in millions)            Personnel        Related       Total
                                                      Write-offs
Provision
Reduction of excess European
manufacturing capacity                    $  19.7        $  23.0     $  42.7
Reduction of European distribution and
administrative capacity                      11.5            6.0        17.5
Other worldwide workforce reductions
and facility closings                         6.6            4.8        11.4
Total provision                           $  37.8        $  33.8     $  71.6

Fiscal 1996 activity
Reduction of excess European
manufacturing capacity                    $   2.1        $   6.7     $   8.8
Reduction of European distribution and
administrative capacity                       1.6             .7         2.3
Other worldwide workforce reductions
and facility closings                         1.9            1.6         3.5
Total fiscal 1996 activity                $   5.6        $   9.0     $  14.6

Fiscal 1997 activity
Reduction of excess European
manufacturing capacity                    $  10.9        $   6.6     $  17.5
Adjustment to decrease liabilities
originally accrued for excess European
manufacturing capacity                        4.7            6.5        11.2
Reduction of European distribution and
administrative capacity                       6.2            4.4        10.6
Other worldwide workforce reductions
and facility closings                         1.9            2.0         3.9
Total fiscal 1997 activity                $  23.7        $  19.5     $  43.2

Fiscal 1998 activity
Reduction of excess European
manufacturing capacity                    $   1.8        $    .8     $   2.6
Reduction of European distribution and
administrative capacity                       1.9             .3         2.2
Other worldwide workforce reductions
and facility closings                          .5             .2          .7
Total fiscal 1998 activity                $   4.2        $   1.3     $   5.5



Balance at December 31, 1997
Reduction of excess European
manufacturing capacity                    $    .2        $   2.4     $   2.6
Reduction of European distribution and
administrative capacity                       1.8             .6         2.4
Other worldwide workforce reductions
and facility closings                         2.3            1.0         3.3
Balance at December 31, 1997              $   4.3        $   4.0     $   8.3

NOTE 6 - CHANGES IN ACCOUNTING PRINCIPLES

During the second quarter of fiscal 1998 the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share and requires presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to the Company's previously disclosed amounts by dividing net income for the period by the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options. Earnings per share amounts for all prior periods have been restated to conform with the provisions of this statement.

The following table presents a reconciliation of basic and diluted earnings per share for the three and six month periods ended December 31, 1997 and 1996:

(Amounts in thousands           Three months ended     Six months ended
   except per share amounts)        December 31,          December 31,
                                 1997       1996       1997       1996
Weighted average number of
 common shares used in the
 calculation of basic
 earnings per share              43,932     43,176     43,885     43,072

Common stock equivalents          1,217      1,357      1,222      1,357

Shares used in calculating
  diluted earnings per share     45,149     44,533     45,107     44,429



Net income used in the
 calculation of basic
 and diluted earnings
 per share                      $ 8,181    $50,940    $32,193    $83,318

Basic earnings per share        $   .19    $  1.18    $   .73    $  1.93

Diluted earnings per share      $   .18    $  1.14    $   .71    $  1.88


Options to purchase .9 million shares of the Company's common stock at prices ranging from $68.56-$80.44 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included on pages 1 - 11 of this report, and "Management's Discussion and Analysis" appearing on pages 35 - 41 of the Company's 1997 Annual Report to Shareholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

The Company reported net income of $8.2 million, or $.18 per diluted share, for the second quarter of fiscal 1998 compared with net income of $50.9 million, or $1.14 per diluted share, in the second quarter of fiscal 1997. The second quarter of fiscal 1998 included a $28.9 million before-tax charge, or $.64 per diluted share after-tax, for purchased in-process research and development associated with the acquisition of Molecular Informatics, Inc. (see Note 3). The prior year's second quarter included a before-tax gain of $26.1 million, or $.42 per diluted share after-tax, resulting from the sale of the Company's remaining equity interest in Etec Systems, Inc. (ETEC). On a comparable basis, excluding the special items, net income for the second quarter of fiscal 1998 increased 14.7% over the second quarter of fiscal 1997.

Net revenues were $342.9 million for the second quarter of fiscal 1998, an increase of 3.7% over the $330.8 million reported for the second quarter of fiscal 1997. The effects of foreign currency translation decreased net revenues by approximately $22 million, or 6%, in the quarter compared with the prior year, as the U.S. dollar continued to strengthen against most European and Far Eastern currencies. Geographically, the Company reported revenue growth of 13.6% in the United States, 8.0% in the Far East, and 11.0% in Latin America and other markets, offsetting a decline of 7.2% in Europe. Excluding the effects of currency translation, revenues in the Far
East and Europe would have increased approximately 21% and 2%, respectively.

On a business segment basis, net revenues for the Applied Biosystems Division increased 13.3% to $183.7 million for the second quarter of fiscal 1998. The negative effects of a strong U.S. dollar reduced the division's revenues by approximately $10 million, or 6%. All geographic markets reported increased revenues over the prior year. Net revenues increased in the United States 20.1%, Europe 2.0%, the Far East 11.2% and Latin America and other markets 26.5% over the prior year's second quarter. Excluding the effect of currency translation, revenues in Europe and Far East would have increased approximately 20% and 24%, respectively, over the prior year. Demand for the division's line of automated DNA sequencing systems, including its sequencing chemistries, and polymerase chain reaction
(PCR) products, primarily accounted for the 13.3% increase in net revenues.

Net revenues for the Analytical Instruments Division were $159.1 million, a decrease of 5.6% from the $168.6 million reported in the
prior  year's  second  quarter.   Currency  rate  movements  reduced
revenues by approximately $12 million, or 7%.  Excluding the effects of currency translation, revenues would have increased approximately
1.5%.      Revenues  in  the Far East and in Latin  America
and other markets increased 3.8% and 5.0%,respectively. This was offset primarily by a decline of 13.7% in Europe. European revenues, which generally account for over 40% of the division's revenues, decreased as a result of currency translation and a weak economy. Demand for the division's Aanalyst (TM) line of atomic absorption products and its Optima (TM) inductively coupled plasma product were strong in the quarter.

Gross margin as a percentage of net revenues was 51.9% in the second quarter of fiscal 1998 compared with 49.4% in the second quarter of fiscal 1997. The improvement was the result of increased volume of higher margin instrument units and product line mix for the Applied Biosystems Division. This was partially offset by slightly lower margins in the Analytical Instruments Division's Far East and European regions. The lower margins were primarily a result of currency and product mix.

Selling,  general  and  administrative (SG&A)  expenses  were  $99.2 million in the second quarter of fiscal 1998 compared with $94.7 million in the second quarter of fiscal 1997. The increase in the quarter was primarily due to planned spending increases for the
Applied Biosystems Division, reflecting higher revenue and order growth. These increases were partially offset by a decrease in the Analytical Instruments Division's expenses, reflecting lower expense levels resulting from cost control and actions of the restructuring program. As a percentage of net revenues, SG&A expenses remained constant with the prior year at approximately 29%.

Research, development and engineering (R&D) expenses of $31.3 million increased 13.4% over the prior year. R&D spending in the Applied Biosystems Division increased 36.6% over the prior year as the Company continued its product development efforts for the bioresearch and pharmaceutical markets. The division's spending accounted for 66% of the Company's R&D expense. R&D expenses for the Analytical Instruments Division decreased 5.7% compared with the prior year reflecting the objectives of the restructuring plans. As a percentage of net revenues, the Company's R&D expenses increased to 9.1% compared with 8.3% for the prior year.

The implementation of restructuring actions announced in the fourth quarter of fiscal 1997 (see Note 5) is proceeding as planned. The Company achieved approximately $1 million in before-tax benefits from the program in the second quarter of fiscal 1998.

Total operating expenses were $159.3 million in the second quarter of fiscal 1998 compared with $122.3 million in the prior year's second quarter. During the second quarter of fiscal 1998 the Company recorded a $28.9 million charge for acquired in-process research and development associated with the acquisition of Molecular
Informatics, Inc. (see Note 3). Excluding this charge, operating expenses as a percentage of net revenues increased from 37% in the second quarter of fiscal 1997 to 38% in fiscal 1998.

On  a  comparable   basis,  excluding  the  charge  for  in-process
research and development, operating income increased 15.3% to $47.5 million compared with $41.2 million in the prior year. The effects of currency rate movements decreased operating income by approximately $8 million. Excluding the charge and the effects of currency translation, operating income would have increased approximately 34% compared with the prior year.

Interest expense was $.6 million in the second quarter of fiscal 1998 and remained essentially unchanged compared with prior year. Interest income was $1.3 million in the second quarter of fiscal 1998 compared with $1.5 million in the prior year.

Net other income was $1.2 million in the second quarter of fiscal 1998 compared with net other expense of $.1 million in the prior year. The net other income in the second quarter of fiscal 1998 resulted primarily from a gain on the sale of certain non-operating assets.

The effective income tax rate for the second quarter of fiscal 1998 was 60.1% compared with 25.2% for the second quarter of fiscal 1997. Excluding the special items in both years, the effective income tax rate was 25% in the second quarter of fiscal 1998 compared with 23% in the prior year.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED DECEMBER 31, 1997

The Company reported net income of $32.2 million, or $.71 per diluted share, for the first six months of fiscal 1998 compared with net income of $83.3 million, or $1.88 per diluted share, in the first half of the prior year. Net income in both years included special items. Net income for the first six months of fiscal 1998 included a $28.9 million charge, or $.64 per diluted share after-tax, for purchased in-process research and development associated with the acquisition of Molecular Informatics, Inc. (see Note 3). Net income for the first six months of fiscal 1997 included a before-tax gain of $37.4 million, or $.65 per diluted share after-tax, from the sale of the Company's equity interest in ETEC. On a comparable basis, excluding the special items in both years, net income increased 11.9% to $61.0 million for the first six months of fiscal 1998 compared with $54.5 million for the first six months of fiscal 1997.

Net revenues were $639.3 million for the first six months of fiscal 1998 compared with $606.5 million in fiscal 1997, an increase of 5.4%. The effects of currency rate movements decreased net revenues approximately $39 million, or 6%, compared with the prior year, as the U.S. dollar strengthened against most European and Far Eastern currencies. Geographically, the Company reported revenue growth of 13.3% in the United States, 12% in the Far East and 13.7% in Latin America and other markets, offsetting a decline of 5.6% in Europe. Excluding the effects of foreign currency translation, revenues in the Far East and Europe would have increased approximately 23% and 5%, respectively.

Net revenues for the Applied Biosystems Division increased 16.7% to $348.4 million for the first six months of fiscal 1998 compared with $298.6 million in the prior year. The negative effects of a strong U.S. dollar reduced the division's revenues by approximately $18 million, or 6%. All geographic markets reported increased revenues over the prior year. Net revenues in the United States and Europe increased 21.4% and 8.1%, respectively. Excluding the effects of currency translation, revenues in Europe would have increased approximately 20% compared with the prior year. Net revenues in the Far East increased 16.1% despite a negative currency impact of approximately $6 million. Excluding the effects of currency translation, revenues in the Far East would have increased approximately 27% when compared with the first six months of fiscal 1997. Increased demand for genetic analysis, liquid chromatography-mass spectrometry (LC/MS), and PCR product lines were the primary contributors.

Net revenues for the Analytical Instruments Division were $290.9 million in the first six months of fiscal 1998 compared with $307.9 million in the prior year, a decrease of 5.5%. Currency rate movements reduced revenues by approximately $21 million, or 7%. Excluding currency effects, revenues would have increased approximately 1%. Geographically, revenues in the United States remained essentially unchanged, the Far East increased 7% and Latin America and other markets increased 9.4%. The increases were more than offset by decreased revenues in Europe of 14.9%. Excluding the effects of currency translation, revenues in Europe decreased approximately 5% compared with the first six months of fiscal 1997.

Gross margin as a percentage of net revenues was 50.6% in the first six months of fiscal 1998 compared with 49.2% in first six months of fiscal 1997. Benefits realized by the Applied Biosystems Division from sales of higher margin products were partially offset by the Analytical Instruments Division. Improved gross margins for the Analytical Instrument Division in the U.S., Europe and Latin America and other markets were more than offset by lower margins in the Far East. The lower margins in the Far East were primarily a result of adverse currency translation effects. Excluding the effects of currency translation, the gross margin percentage for the Analytical Instruments Division would have increased slightly compared with the first six months of fiscal 1997.

SG&A expenses were $189.1 million for the first six months of fiscal 1998 compared with $177.2 million in the same period of the prior year. The 6.7% increase in the six month period was primarily due to higher planned selling expenses for the Applied Biosystems Division. SG&A expenses for the Analytical Instruments Division decreased 4.0% compared with the prior year, primarily due to lower selling expenses in Europe, resulting in part from the restructuring plans. As a percentage of net revenues, SG&A expenses remained essentially unchanged from the prior year at approximately 30%.

R&D expenses of $58.5 million increased 13.7% over the prior year. R&D spending in the Applied Biosystems Division increased 30.2% over the prior year as the Company continued its product development efforts in this segment. The division's spending accounted for nearly 65% of the Company's R&D expenses. R&D expenses for the Analytical Instruments Division decreased 2.4% compared with the prior year. As a percentage of net revenues, the Company's R&D expenses increased to 9.1% compared with 8.5% for the prior year.

The restructuring plan announced in the fourth quarter of fiscal 1997 is proceeding as planned. These actions focused on the transition of the Analytical Instruments Division from a vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. It also included actions to finalize consolidation of sales and administrative support, primarily in Europe (see Note 5). For the six months ended December 31, 1997, the Company achieved approximately $2 million in before-tax savings attributable to this plan, and expects to achieve approximately $8 million in before-tax savings from the plan for the full year, and $16 million in succeeding fiscal years.

Total operating expenses were $276.4 million in the first six months of fiscal 1998 compared with $228.6 million in the prior year. The first six months of fiscal 1998 included a $28.9 million charge for acquired in-process research and development expense associated with the purchase of Molecular Informatics, Inc. (see Note 3). Excluding this special item, operating income increased 9.2% to $76.0 million compared with $69.6 million in the prior year. The effects of currency translation decreased operating income approximately $14
million.   On a  comparable  basis  excluding the special item  and
the effects of currency translation, operating income would have increased approximately 29% compared with the prior year.

Net other income for the first six months of fiscal 1998 was $.9 million, primarily related to the sale of certain non-operating assets, compared with net other expense of $.1 million in the prior year.

Interest expense was $1.0 million in the first six months of fiscal 1998 compared with $1.3 million in the prior year. This decrease was primarily due to lower interest rates in the first quarter of fiscal 1998. Interest income was $3.3 million in the first six months of fiscal 1998 compared with $2.6 million in the prior year, primarily as a result of higher average cash balances during the first six months of fiscal 1998.

The effective income tax rate for the first six months of fiscal 1998 was 36.1% compared with 23% in the prior year. Excluding the special item in fiscal 1998, the effective income tax rate was 25%. The Company expects the tax rate for the balance of fiscal 1998 to be approximately 25%.


FINANCIAL RESOURCES AND LIQUIDITY

Significant Changes in The Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $79.0 million at December 31, 1997 compared with $194.7 million at June 30, 1997. Debt to total capitalization decreased from 11% at June 30, 1997 to 10% at December 31, 1997.

Other long-term assets increased 52.9% to $210.3 million at December 31, 1997 from $137.6 million at June 30, 1997. The increase was due primarily to the addition of approximately $71 million of intangible assets associated with the investments in and acquisitions of Tecan AG and Molecular Informatics, Inc., and minority equity investments of $5.0 million in Hyseq, Inc. and $3.0 million in Biometric Imaging, Inc. (see Note 3).

At December 31, 1997, approximately $41 million of minority interest was recognized in connection with the second quarter investment in Tecan AG.

Condensed Consolidated Statements of Cash Flows. Net cash provided by operating activities was $19.3 million for the first six months of fiscal 1998 compared with $31.6 million for the same period in fiscal 1997. For the first six months of fiscal 1998, higher income related cash flow was offset by higher seasonal payments, including payments to fund the Company's benefit plans, increased inventory and receivable levels, and payments related to restructuring actions (see Note 5).

Net cash used by investing activities was $129.3 million for the first six months of fiscal 1998 compared with $41.2 million provided by investing activities for the first six months of fiscal 1997. In the first six months of fiscal 1998, the Company generated $16.2 million in net cash proceeds from the sale of certain non-operating assets and the collection of a note receivable, compared with $66.2 million in the prior year generated from the sale of the Company's equity interest in ETEC and certain non-operating assets. The fiscal 1998 cash proceeds were more than offset by capital expenditures of $56.3 million, which included $39.5 million related to improvement of the Company's information technology infrastructure, and $90.6 million related to various acquisitions, investments and collaborations associated with the life science business (see Note 3). The prior year capital expenditures of $26.2 million included $8.9 million related to the improvement of the Company's information technology infrastructure.

Net cash used by financing activities was $6.6 million in fiscal 1998 compared with $12.8 million in fiscal 1997. In the first six months of fiscal 1998 the Company received $5.5 million in proceeds from employee stock plan option exercises compared with $11.8 million in fiscal 1997. The first half of fiscal 1997 included $15.9 million for the purchase of .3 million shares of common stock for treasury and proceeds of $1.8 million from the issuance of equity put warrants on shares of the Company's common stock. During the first half of fiscal 1998 there were no share repurchases of common stock for treasury or sales of equity put warrants.


OUTLOOK

As the underlying demand for life science products continues to grow, the Company's life science segment is expected to continue its revenue growth and maintain profitability. The Company continues to grow this business through increased internal development efforts and through acquisitions, equity investments, and other collaborations. The Company's recent investments and collaborations are indicators of the Company's continued focus in this business segment. The Company believes the fiscal 1997 and 1996 restructuring actions will increase
the   profitability   and  cash  flow  of  the  Company's  analytical
instruments segment.

Adverse currency effects remain a concern for both divisions, since the Company derives approximately 60% of its revenues from markets outside the United States. These adverse effects could continue if the relationship of the U.S. dollar to certain major European and Far Eastern currencies is maintained at current levels, or could worsen if the U.S. dollar continues to strengthen. For the six months ended December 31, 1997, the Company absorbed a negative currency impact of approximately $.23 per diluted share. If currency rates remain unchanged from present levels, the Company estimates the negative translation impact in the second half of the year could be approximately $.17 per diluted share. If the U.S. dollar continues to strengthen to the extent forecasted by a leading bank, earnings per share for the second half of this fiscal year could be impacted by approximately $.27 per diluted share.

On January 22, 1998, the Company announced that it was finalizing an integration plan for PerSeptive Biosystems. The plan will include the integration of certain sales, distribution, and administrative support functions as well as the consolidation of certain manufacturing facilities. The details and costs of this plan are expected to be finalized and announced before the end of the Company's third fiscal quarter and are expected to result in a charge to earnings of approximately $45 million to $50 million before-taxes. The Company also expects to announce at the same time other charges associated with the merger that are not eligible for inclusion in the initial accrual. These charges are expected to be approximately $8 million to $10 million and will be recognized as period expenses over the next three to four quarters. Before the impact of the special charges related to this merger, the Company currently estimates the impact of mergers and acquisitions to reduce earnings per share by approximately $.30 per diluted share for the balance of this fiscal year and may reduce earnings per share by approximately $.15 per diluted share in fiscal 1999.

YEAR 2000

The Company is reviewing its existing computer systems and product offerings to ensure these systems and offerings are adequately able to address the issues expected to arise in connection with the upcoming change in the century. The Company has, and will continue to, actively invest in improving its information technology infrastructure to ensure that such infrastructure is Year 2000 compliant.

The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues on an enterprise wide basis and is currently reviewing the cost of such actions. The Company expects such modifications to its products and internal systems will be made on a timely basis; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

The Company has not fully determined the extent to which the Company's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant. While the Company has begun efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies which the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.


FORWARD LOOKING STATEMENTS

Certain statements contained in this report are forward looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward looking statements are based upon the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include, but are not limited to, (1) complexity and uncertainty regarding the development of new high technology products; (2) loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the life sciences or analytical instrument industries; (6) changes in the pharmaceutical, environmental, research or chemical markets; (7) variable government funding in key geographical regions; (8) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (9) the loss of key employees; (10) fluctuations in foreign currency exchange rates; and (11) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

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

                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3(i) Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-39549)).
          10 (1).    Deferred Compensation Plan, as amended
                     and restated effective as of January 1,
                     1998 (Incorporated by reference to Exhibit
                     4 to the Company's Registration Statement on Form S-8 (No. 333-45187)).
          10 (2).    1997 Stock Incentive Plan
                     (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-38713)).
          27.        Financial Data Schedule.

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


                             THE PERKIN-ELMER CORPORATION



                             By:   /s/ Dennis L. Winger
                                   Dennis L. Winger
                                   Senior Vice President,
                                   Chief Financial
                                   Officer and Treasurer



                             By:   /s/ Ugo D. DeBlasi
                                   Ugo D. DeBlasi
                                   Corporate Controller (Chief
                                   Accounting Officer)


Dated:  February 16, 1998

                        EXHIBIT INDEX


    Exhibit No.             Exhibit


         27            Financial Data Schedule