Form 10-Q
period 1998-03-31
PERKIN ELMER CORP
filed 1998-05-15
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        ____________

                          FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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


Number of shares outstanding of Common Stock, par value $1 per share, as of May 8, 1998: 49,120,656

                    THE PERKIN-ELMER CORPORATION

                                INDEX




Part I.  Financial Information                           Page


       Condensed Consolidated Statements of
       Operations for the Three and Nine
       Months Ended March 31, 1998 and 1997               1


       Condensed Consolidated Statements of Financial
       Position at March 31, 1998 and June 30, 1997       2


       Condensed Consolidated Statements of Cash
       Cash Flows for the Nine Months Ended
       March 31,1998 and 1997                             3


       Notes to Unaudited Condensed Consolidated
       Financial Statements                               4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations      15



Part II.  Other Information                               26

              THE PERKIN-ELMER CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (unaudited)
    (Amounts in thousands except per share amounts)




                                                Three months ended                    Nine months ended
                                                     March 31,                            March 31,

                                                 1998             1997              1998            1997
Net revenues                               $   390,802      $   348,782       $ 1,082,674     $   999,603
Cost of sales                                  191,560          170,240           535,856         501,923

Gross margin                                   199,242          178,542           546,818         497,680

Selling, general and administrative            113,786          103,480           324,594         300,171
Research, development and engineering           38,440           30,920           104,918          89,465
Restructuring and other merger costs            42,866                             42,866
Acquired research and development                                25,401            28,850          25,401

Operating income                                 4,150           18,741            45,590          82,643
Gain on sale of investments                                         806               845          64,005
Interest expense                                 1,239            1,495             3,940           4,568
Interest income                                  1,151            2,255             5,051           5,494
Other income (expense), net                       (236)            (279)            1,235            (491)

Income before income taxes                       3,826           20,028            48,781         147,083

Provision for income taxes                       7,858           10,683            25,422          35,570
Minority interest                                2,934                              2,934

Net income (loss)                          $    (6,966)     $     9,345       $    20,425     $   111,513

Net income (loss) per share
Basic                                      $      (.14)     $       .20       $       .42     $      2.36
Diluted                                    $      (.14)     $       .19       $       .41     $      2.26

Average shares outstanding
Basic                                           48,656           47,660            48,342          47,344
Diluted                                         48,656           49,654            50,050          49,383



See accompanying Notes to Unaudited Condensed
Consolidated Financial Statements.

                        THE PERKIN-ELMER CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (Dollar amounts in thousands)

                                                   At March 31,    At June 30,
                                                      1998            1997

Assets                                            (unaudited)
Current assets
  Cash and cash equivalents                     $     84,946    $    213,028
  Short-term investments                               1,226           4,194
  Accounts receivable, net                           347,638         328,044
  Inventories                                        236,189         211,322
  Prepaid expenses and other current assets          132,801         105,863
Total current assets                                 802,800         862,451

Property, plant and equipment, net                   255,115         200,663

Other long-term assets                               255,683         175,635

Total assets                                    $  1,313,598    $  1,238,749

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                 $     43,636    $     29,916
  Accounts payable                                   142,397         131,413
  Accrued salaries and wages                          43,669          48,183
  Accrued taxes on income                            101,709          98,307
  Other accrued expenses                             193,499         186,771
Total current liabilities                            524,910         494,590

  Long-term debt                                      37,522          59,152
  Other long-term liabilities                        178,530         180,737
Total long-term liabilities                          216,052         239,889

Minority interest                                     42,734

Shareholders' equity
  Capital stock                                       50,148          50,122
  Capital in excess of par value                     376,144         374,423
  Retained earnings                                  167,545         167,482
  Foreign currency translation adjustments            (6,033)         (5,052)
  Net unrealized gain on investments                   4,385           3,086
  Minimum pension liability adjustment                  (705)           (705)
  Treasury stock, at cost                            (61,582)        (85,086)

Total shareholders' equity                           529,902         504,270

Total liabilities and shareholders' equity      $  1,313,598    $  1,238,749

See accompanying Notes to Unaudited Condensed
Consolidated Financial Statements.

              THE PERKIN-ELMER CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (unaudited)
             (Dollar amounts in thousands)


                                                                           Nine months ended
                                                                                March 31,
                                                                          1998           1997
Operating Activities
Net income                                                          $    20,425    $   111,513
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                        37,624         34,896
    Long-term compensation programs                                       4,964          7,002
    Deferred income taxes                                                (2,782)        (4,385)
    Acquired research and development                                    28,850         25,401
    Restructuring and other merger costs                                 46,966
    Gains from the sale of assets                                          (900)       (59,250)
Changes in operating assets and liabilities:
    Increase in accounts receivable                                      (4,773)       (48,555)
    Increase in inventories                                             (19,719)       (11,460)
    Increase in prepaid expenses and other assets                       (48,866)        (3,237)
    Increase (decrease) in accounts payable and other liabilities       (37,795)         9,030

Net cash provided by operating activities                                23,994         60,955

Investing Activities
Additions to property, plant and equipment
(net of disposals of $2,825 and $1,455, respectively)                   (76,033)       (49,071)
Acquisitions/investments, net                                           (94,498)       (21,276)
Proceeds from the sale of assets, net                                     6,532         77,571
Proceeds from the collection of note receivable                           9,673            978

Net cash (used) provided by investing activities                       (154,326)         8,202

Financing Activities
Net change in long-term debt                                            (24,328)         8,125
Net change in loans payable                                              22,173            364
Dividends                                                               (23,232)       (22,069)
Purchases of common stock for treasury                                                 (15,851)
Proceeds from issuance of equity put warrants                                            1,846
Proceeds from stock issued for stock plans                               25,622         23,532

Net cash provided (used) by financing activities                            235         (4,053)

Elimination of PerSeptive results from
 July 1, 1997 to September 30, 1997 (see Note 2)                          2,590
Effect of exchange rate changes on cash                                    (575)         4,058

Net change in cash and cash equivalents                                (128,082)        69,162

Cash and cash equivalents beginning of period                           213,028        100,745

Cash and cash equivalents end of period                             $    84,946    $   169,907



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

The Company recognized one-time royalty revenues of $4.5 million in the third quarter of fiscal 1998. In addition, legal expenses relating to the successful defense of certain patents were capitalized in the third quarter of fiscal 1998. The after-tax effect of these items increased third quarter net income by approximately $4.2 million, or $.08 per diluted share.


NOTE 2 - ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

PerSeptive  Biosystems,  Inc.   The merger  (the  Merger)  of  Seven
Acquisition   Corp.,  a  Delaware  corporation  and  a  wholly-owned
subsidiary of the Company into PerSeptive Biosystems, Inc., a Delaware corporation (PerSeptive), was consummated on January 22,
1998.   PerSeptive develops, manufactures, and markets an  integrated line of proprietary consumable products and advanced instrumentation
systems   for   the   purification,  analysis,  and   synthesis   of
biomolecules.  As a result of the Merger, PerSeptive, which  is  the
surviving   corporation  of  the  Merger,  became   a   wholly-owned
subsidiary of the Company on that date. Also, as a result of the Merger, each outstanding share of common stock of PerSeptive (PerSeptive Common Stock) was converted into shares of common stock of the Company (Perkin-Elmer Common Stock) at an exchange ratio equal to 0.1926. Accordingly, the Company issued 4.6 million shares of its common stock for all outstanding shares of PerSeptive common stock. Each outstanding option and warrant for shares of PerSeptive Common Stock was converted into options and warrants for the number of shares of Perkin-Elmer Common Stock that would have been received if such options and warrants had been exercised immediately prior to the effective time of the Merger. All shares of Series A Redeemable Convertible Preferred Stock of PerSeptive outstanding immediately
prior  to   the  effective  time  of  the  Merger    were  converted
in    accordance     with    their   terms     into     shares    of
PerSeptive   Common    Stock   which     were     then    converted
into   Perkin-Elmer   Common   Stock.    As  a   result   of   the
Merger,   PerSeptive's  8-1/4%   Convertible   Subordinated   Notes
Due  2001   became   convertible  into  Perkin-Elmer  Common  Stock.

The Company's fiscal year ends June 30 and PerSeptive's fiscal year ended September 30. The fiscal 1998 condensed consolidated statement of operations for the nine months ended March 31, 1998 combined the Company's operating results for the nine months ended March 31, 1998 with PerSeptive's operating results for the six months ended March 31, 1998 and for the three months ended September 30, 1997 (PerSeptive's fiscal 1997 fourth quarter). The fiscal 1997 condensed consolidated statement of operations for the nine months ended March 31, 1997 combined the Company's results of operations for the nine months ended March 31, 1997 with PerSeptive's results of operations for the nine months ended June 30, 1997. In order to conform PerSeptive to a June 30 fiscal year end in fiscal 1998, PerSeptive's results of operations for the three months ended September 30, 1997 have been reflected in the Company's condensed consolidated statement of operations for the nine months ended March 31, 1998 and in the fiscal year ended June 30, 1997.

The Merger qualified as a tax free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's financial results have been restated to include the combined operations. Combined and separate results of the Company and PerSeptive during the periods preceding the Merger were as follows:

(Amounts in millions)          Perkin-
For the six months ended         Elmer  PerSeptive    Adj.  Combined
December 31, 1997
Net revenues                   $ 639.3    $ 52.6            $ 691.9
Net income (loss)              $  32.2    $ (5.4)   $  .6   $  27.4

The Company's net income for the six months ended December 31, 1997 included $28.9 million of purchased in-process research and development associated with the purchase of Molecular Informatics, Inc. Net loss for PerSeptive included a $.8 million before-tax gain associated with the gain on sale of investments. The adjustment for the six months ended December 31, 1997 reflects the inclusion of PerSeptive's operating results within the Company's consolidated tax provision.

                               Perkin-
For the nine months ended        Elmer  PerSeptive    Adj.  Combined
March 31, 1997
Net revenues                   $ 929.4    $ 70.2            $ 999.6
Net income                     $  93.7    $ 17.8            $ 111.5

The Company's net income for the nine months ended March 31, 1997 included a before-tax gain on the sale of investments of $37.4 million and a before tax charge of $25.4 million for purchased in-process research and development associated with the purchase of Genscope, Inc. Net income for PerSeptive included a $26.6 million before-tax gain on investments.

There were no material intercompany transactions between the Company and PerSeptive during any period presented.

Tecan  AG.   The Company acquired a 14.5% interest and approximately
52% of the voting rights in Tecan AG (Tecan) in December 1997. Tecan is a world leader in the development and manufacturing of automated sample processors, liquid handling systems, and microplate photometry. Used in research, industrial, and clinical markets, these products provide automated solutions for pharmaceutical drug discovery molecular biology, genomic testing, and clinical diagnostics. The acquisition cost was $53.2 million in cash and was accounted
for   as  a  purchase   with  a  minority   interest   of   $41.3
million.   The excess purchase price over the fair market  value  of
the underlying assets was $46.2 million and is being amortized over 15 years.

Molecular Informatics, Inc. During the second quarter of fiscal 1998, the Company acquired Molecular Informatics, Inc., a leader in the development of infrastructure software for the pharmaceutical, biotechnology, and agrochemical industries as well as for applied markets such as forensics and human identification. The acquisition cost was $53.3 million and was accounted for as a purchase. In connection with the acquisition, $28.9 million was expensed as purchased in-process research and development and approximately $23.9 million was allocated to goodwill and other intangible assets. Goodwill of $8.2 million is being amortized over 10 years, and other intangible assets of $15.7 million are being amortized over periods of 4 to 7 years.

GenScope, Inc. During the third quarter of fiscal 1997, the Company acquired GenScope, Inc., a company solely engaged in the development of gene expression technology, for $26.8 million. The acquisition represented the purchase of technology in the development stage that was not at the time considered commercially viable in the health care applications which the Company intends to pursue. As a result, $25.4 million of the acquisition cost was allocated to purchased in-process research and development and, in accordance with applicable accounting rules, was expensed in the third quarter of fiscal 1997.

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

Biometric Imaging, Inc. During the second quarter of fiscal 1998, the Company increased its minority equity interest in Biometric Imaging, Inc. to $3.0 million. The Company and Biometric Imaging are collaborating on the development and manufacturing of a high-throughput screening system for use by pharmaceutical research companies to accelerate the drug discovery process. The Company received exclusive worldwide marketing rights for that market. Biometric Imaging products are designed to help ensure the integrity of transfused products, optimize cell therapy procedures, and monitor disease progression and the efficacy of therapy.

DISPOSITIONS (SALE OF INVESTMENTS)

Millennium Pharmaceuticals, Inc. During the first quarter of fiscal 1998, the Company recorded a before-tax gain of $.8 million, or $.02 per diluted share, in connection with the release of a previously existing contingency on shares of Millennium Pharmaceuticals, Inc. (Millennium) common stock. During the third quarter of fiscal 1997, the Company sold approximately 50% of its investment in Millennium for $12.9 million, and recognized a before-tax gain of $.8 million, or $.02 per diluted share, on the sale. In the second quarter of fiscal 1997, the Company exchanged its 34% equity interest in ChemGenics Pharmaceuticals, Inc. for an approximate 6% equity interest in Millennium and $4.0 million in cash, resulting in an aggregate before-tax gain of $25.8 million, or $.52 per diluted share.

Etec Systems, Inc. During the second quarter of fiscal 1997, the Company sold its remaining equity interest in Etec Systems, Inc.
(ETEC) for net cash proceeds of $31.6 million. The Company recorded a before-tax gain of $26.1 million, or $.38 per diluted share after-tax. During the first quarter of fiscal 1997, the Company sold part of its equity interest in ETEC for net cash proceeds of $14.2 million, resulting in a before-tax gain of $11.3 million, or $.21 per diluted share after-tax.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:


       (Dollar amounts in millions)       March 31,      June 30,
                                           1998           1997

       Raw materials and supplies         $ 49.2         $ 33.1
       Work-in-process                      20.3           18.0
       Finished products                   166.7          160.2
       Total inventories                  $236.2         $211.3



NOTE 4 - FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world; therefore, results continue to be affected by fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets. The Company derived approximately 59% of its revenues from countries outside of the United States for the nine months ended March 31, 1998.

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

Foreign  Currency  Risk Management.  Foreign  exchange  forward  and option contracts are used primarily to hedge reported and anticipated cash flows resulting from the sale of products in foreign locations. Under the foreign exchange option contracts, the Company has the right, but not the obligation, to purchase or sell foreign currencies at fixed rates at various maturity dates. These contracts are utilized primarily when the amount and/or timing of the foreign currency exposures are not certain. At March 31, 1998 and June 30, 1997, the Company had foreign exchange forward and option contracts for the sale and purchase of foreign currencies at fixed rates as summarized in the table below:

(Dollar amounts in millions)    March 31, 1998        June 30, 1997
                             Sale      Purchase     Sale     Purchase
Japanese Yen               $  32.5      $ 2.3     $  83.5     $  -
French Francs                 11.2                   18.1
Australian Dollars             4.6                   13.7
German Marks                  11.8         .6        13.4       2.3
Italian Lira                  15.4                    5.6       1.2
British Pounds                14.5         .1                   8.3
Other                         25.0        1.1        15.3
Total                      $ 115.0      $ 4.1     $ 149.6    $ 11.8


Foreign exchange contracts are accounted for as hedges of net investments, firm commitments, and foreign currency transactions. Gains and losses on foreign currency hedge contracts are recognized in income and offset the foreign exchange gains and losses on the related transactions.

As part of the Company's hedging program, in April 1998 the Company entered into foreign exchange forward and option contracts totaling $241 million to hedge reported and anticipated cash flows.

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

Concentrations of Credit Risk. The forward contracts, options, and swaps used by the Company in managing its foreign currency and interest rate exposures contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, the Company minimizes such risk exposure by limiting the counterparties to a diverse group of highly rated domestic and international financial institutions with which the Company has other financial relationships. The Company is exposed to potential losses in the event of non - performance by these counterparties ; however, the Company does not expect expect to record any losses as a result of counterparty default. The Company does not require and is not required to place collateral for these financial instruments.

Fair Value. The fair value of foreign currency forward and option contracts, as well as interest rate swaps, is estimated based on quoted market prices of comparable contracts and reflects the amounts the Company would receive or pay to terminate the contracts at the reporting date. The following table presents the notional amounts and fair values of the Company's derivatives:

(Dollar amounts in millions)    March 31, 1998        June 30, 1997
                              Notional    Fair      Notional    Fair
                              Amount      Value     Amount      Value
Forward contracts              $89.1      $ .2       $114.0     $(3.7)
Purchased options              $30.0      $2.7       $ 47.4     $  .7
Interest rate swap             $29.6      $(.8)      $ 33.6     $  .2


Fair values of minority equity investments are estimated based on quoted market prices, if available, or quoted market prices of financial instruments with similar characteristics. At March 31, 1998, investments in equity securities, which are categorized as available-for-sale, are stated at a fair value of $34.4 million versus a cost basis of $30.0 million. Accordingly, an unrealized holding gain of $4.4 million was reported as a separate component of equity.


NOTE 5 - RESTRUCTURING AND OTHER MERGER COSTS

Fiscal 1998. During the third quarter of fiscal 1998, the Company recorded a $47.0 million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the Merger. The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. This charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines.
Additional non-recurring acquisition costs of $.4 million for training, relocation, and communication were recognized as a period expense in the quarter, and classified as other acquisition related costs. The Company expects to incur an additional $8 million to $10 million of acquisition related costs for training, relocation, and communication over the next few quarters. These costs will be
recognized  as   period   expenses   when  incurred  and  will   be
classified   as  other  acquisition  related  costs.

The $33.9 million restructuring charge includes $13.8 million for severance related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations.
These    restructuring
actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition related investment banking and professional fees.

The following table details the major components of the fiscal 1998 restructuring plan:
                                                   Facility
                                              Consolidation
                                                  and Asset
                                    Personnel       Related    Total
(Dollar amounts in millions)                     Write-offs
Provision
Reduction of excess
  European manufacturing capacity      $  5.1        $ 11.7   $ 16.8
Consolidation of sales
  and administrative support              8.7           3.2     11.9
Other acquisition costs                                 5.2      5.2
Total provision                        $ 13.8        $ 20.1   $ 33.9

Fiscal 1998 activity
Reduction of excess
  European manufacturing capacity
Consolidation of sales
  and administrative support                         $   .8   $   .8
Other acquisition costs                                 4.9      4.9
Total fiscal 1998 activity                           $  5.7   $  5.7

Balance at March 31, 1998
Reduction of excess
  European manufacturing capacity      $  5.1        $ 11.7   $ 16.8
Consolidation of sales
  and administrative support              8.7           2.4     11.1
Other acquisition costs                                  .3       .3
Balance at March 31, 1998              $ 13.8        $ 14.4   $ 28.2


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

The workforce reductions under this plan total approximately 285 employees in production labor and 25 employees in sales and administrative support. The charge included $11.9 million for severance related costs. The $12.3 million provided for
facility    consolidation    and   asset   related   write - offs
included $1.2 million for lease termination payments and $11.1 million for the write-off of machinery, equipment, and tooling associated with those functions to be outsourced.

These  actions  are expected to be substantially completed  by  June
1998. As of March 31, 1998, approximately 293 employees were separated under the plan and the actions are proceeding as planned. There have been no adjustments made to increase or decrease the liabilities originally provided for in this restructuring.

The following table details the major components of the fiscal 1997 restructuring plan:
                                                     Facility
                                                Consolidation
                                                    and Asset
                                      Personnel       Related   Total
(Dollar amounts in millions)                       Write-offs
Provision
Changes in manufacturing operations   $   9.6       $   9.8   $  19.4
Consolidation of sales and
administrative support                    2.3           2.5       4.8
Total provision                       $  11.9       $  12.3   $  24.2

Fiscal 1997 activity
Changes in manufacturing operations   $    .1       $   4.6   $   4.7
Consolidation of sales and
administrative support
Total fiscal 1997 activity            $    .1       $   4.6   $   4.7


Fiscal 1998 activity
Changes in manufacturing operations   $   5.4       $   4.7   $  10.1
Consolidation of sales and
administrative support                    2.2           1.4       3.6
Total fiscal 1998 activity            $   7.6       $   6.1   $  13.7

Balance at March 31, 1998
Changes in manufacturing operations   $   4.1       $    .5   $   4.6
Consolidation of sales and
administrative support                     .1           1.1       1.2
Balance at March 31, 1998             $   4.2       $   1.6   $   5.8

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

In the fourth quarter of fiscal 1997, the Company finalized the actions associated with the restructuring plan announced in 1996. The costs to implement the program were $11.2 million below the $71.6 million charge recorded in fiscal 1996. As a result, during the fourth quarter of fiscal 1997, the Company recorded an $11.2 million reduction of charges required to implement the fiscal 1996 plan. As of March 31, 1998, 360 employees were separated under the plan. The balance for remaining personnel costs at March 31, 1998 represents future severance and deferred payments.

The following table details the major components of the fiscal 1996 restructuring plan:
                                                     Facility
                                                Consolidation
                                                    and Asset
                                      Personnel       Related    Total
(Dollar amounts in millions)                       Write-offs
Provision
Reduction of excess European
manufacturing capacity                  $  19.7       $  23.0  $  42.7
Reduction of European distribution and
administrative capacity                    11.5           6.0     17.5
Other worldwide workforce reductions
and facility closings                       6.6           4.8     11.4
Total provision                         $  37.8       $  33.8  $  71.6

Fiscal 1996 activity
Reduction of excess European
manufacturing capacity                  $   2.1       $   6.7  $   8.8
Reduction of European distribution and
administrative capacity                     1.6            .7      2.3
Other worldwide workforce reductions
and facility closings                       1.9           1.6      3.5
Total fiscal 1996 activity              $   5.6       $   9.0  $  14.6

Fiscal 1997 activity
Reduction of excess European
manufacturing capacity                  $  10.9       $   6.6  $  17.5
Adjustment to decrease liabilities
originally accrued for excess European
manufacturing capacity                      4.7           6.5     11.2
Reduction of European distribution and
administrative capacity                     6.2           4.4     10.6
Other worldwide workforce reductions
and facility closings                       1.9           2.0      3.9
Total fiscal 1997 activity              $  23.7       $  19.5  $  43.2

Fiscal 1998 activity
Reduction of excess European
manufacturing capacity                  $   1.8       $   1.1  $   2.9
Reduction of European distribution and
administrative capacity                     2.2            .4      2.6
Other worldwide workforce reductions
and facility closings                       1.9            .3      2.2
Total fiscal 1998 activity              $   5.9       $   1.8  $   7.7

Balance at March 31, 1998
Reduction of excess European
manufacturing capacity                  $    .2       $   2.1  $   2.3
Reduction of European distribution and
administrative capacity                     1.5            .5      2.0
Other worldwide workforce reductions
and facility closings                        .9            .9      1.8
Balance at March 31, 1998               $   2.6       $   3.5  $   6.1


NOTE 6 - INTANGIBLE ASSETS

The excess purchase price over the net asset value of companies acquired is amortized on a straight-line method over periods not exceeding forty years. Patents and trademarks are amortized using the straight-line method over their expected useful lives. The Company periodically reviews the recoverability of intangible and other long-lived assets based upon anticipated cash flows generated from such underlying assets. At March 31, 1998 and June 30, 1997, other long-term assets included goodwill, net of accumulated amortization, of $85.4 million and $32.7 million, respectively.


NOTE 7 - CHANGES IN ACCOUNTING PRINCIPLES

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

The following table presents a reconciliation of basic and diluted income (loss) per share for the three and nine month periods ended March 31, 1998 and 1997:

(Amounts in thousands            Three months ended    Nine months ended
  except per share amounts)           March 31,             March 31,
                                   1998       1997       1998       1997
Weighted average number of
 common shares used in the
 calculation of basic
 earnings per share              48,656     47,660     48,342     47,344

Common stock equivalents                     1,994      1,708      2,039

Shares used in calculating
 diluted earnings per share      48,656     49,654     50,050     49,383



Net income (loss) used in
 the calculation of basic and
 diluted earnings per share    $ (6,966)   $ 9,345   $ 20,425   $111,513


Net income(loss) per share
Basic                          $   (.14)   $   .20   $    .42   $   2.36
Diluted                        $   (.14)   $   .19   $    .41   $   2.26


Options and warrants to purchase 2.6 million shares of the Company's common stock were outstanding for the quarter ended March 31, 1998, but not included in the computation of diluted loss per share because their effect was antidilutive. Options and warrants to purchase 1.1 million shares of the Company's common stock were outstanding for the nine month period ended March 31, 1998, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included on pages 1-14 of this report, and "Management's Discussion and Analysis" appearing on pages 35 - 41 of the Company's 1997 Annual Report to Shareholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.


EVENTS IMPACTING COMPARABILITY

Acquisitions and investments. On January 22, 1998, the Company acquired PerSeptive Biosystems, Inc. (PerSeptive). The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial results have been restated to include the combined operations (see Note 2).

The Company acquired a 14.5% interest and approximately 52% of the voting rights in Tecan AG (Tecan) in December 1997 (see Note 2). The acquisition has been accounted for as a purchase and, accordingly, the operating results of Tecan have been included in the Company's consolidated financial statements since the date of acquisition.

During the second quarter of fiscal 1998, the Company acquired Molecular Informatics, Inc. (see Note 2). The acquisition has been accounted for as a purchase and, accordingly, the operating results of Molecular Informatics have been included in the Company's consolidated financial statements since the date of acquisition.

Restructuring and other merger costs. In the third quarter of fiscal 1998 the Company recorded $47.0 million, or $.85 per diluted share after-tax, of restructuring and other merger costs to integrate PerSeptive into the Company (see Note 5). The charge included $4.1 million of inventory related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines.

Acquired research and development. During the second quarter of fiscal 1998 and third quarter of fiscal 1997, the Company recorded charges for purchased in-process research and development in connection with certain acquisitions. The charges recorded in the second quarter of fiscal 1998 and the third quarter of fiscal 1997 were $28.9 million and $25.4 million, or $.57 and $.51 per diluted share after-tax, respectively (see Note 2).

Sale of investments. The third quarter of fiscal 1997 included $.8 million of before-tax gains, or $.02 per diluted share after-tax,
from  the  sale of non-strategic equity investments.   For the  nine
months ended March 31, 1998 and 1997, before-tax gains of $.8 million and $64.0 million, or $.02 and $1.13 per diluted share after-tax, respectively, were recorded in connection with the sale of non-strategic equity investments (see Note 2).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The Company reported a net loss of $7.0 million, or $.14 per diluted share, for the third quarter of fiscal 1998 compared with net income of $9.3 million, or $.19 per diluted share, in the third quarter of fiscal 1997. Excluding the special items previously described, net income for the third quarter of fiscal 1998 increased 4.7% compared with the third quarter of fiscal 1997 to $35.5 million from $33.9 million, and diluted earnings per share increased to $.71 from $.68. The effects of foreign currency translation reduced fiscal 1998 third quarter net income by approximately $3.9 million or $.08 per diluted share.

Net  revenues  were $390.8 million for the third quarter  of  fiscal
1998 compared with $348.8 million in the third quarter of fiscal 1997, an increase of 12.0%. Excluding Tecan, revenues increased 5.1% compared with the prior year. The effects of foreign currency translation decreased net revenues by approximately $14 million, or 3%, in the quarter compared with the prior year, as the U.S. dollar remained strong against most European and Far Eastern currencies. Geographically, excluding Tecan, the Company reported revenue growth of 13.4% in the United States, 7.7% in Europe, and 4.6% in Latin America and other markets, offsetting a decline of 10.2% in the Far East. The decline in the Far East was due primarily to economic uncertainty in Japan and continued weakness in some Southeast Asian markets. Excluding the effects of currency translation and Tecan, revenues in Europe would have increased approximately 14%, while the Far East would have decreased approximately 6%.

On a business segment basis, net revenues of PE Biosystems, the Company's life sciences division which includes PE Applied Biosystems, PerSeptive, Molecular Informatics, and Tecan, increased 22.3% to $243.3 million in the third quarter of fiscal 1998, aided by higher one-time royalty revenues of $4.5 million. Before the negative effects of currency translation and excluding Tecan, revenues increased 14% compared with the prior year, as all geographic markets reported increased revenues, except the Far East where revenues decreased by 8%. The Company believes the decrease in the Far East was primarily a result of slower Japanese government funding due to general economic conditions and a lack of supplemental budgets which added substantially to the third quarter of fiscal 1997. Excluding Tecan, net revenues over the prior year's third quarter increased approximately 17% in the United States and 18% in Europe. Excluding Tecan and the negative effects of currency translation, revenues in Europe would have increased approximately 25%, while revenues in the Far East would have remained essentially unchanged compared with the prior year.

During the quarter, the division announced two improved liquid chromatography/mass spectrometry (LC/MS) products. The Company believes the introduction of these products has resulted in pharmaceutical customers shifting from the division's older products. The Company also believes this has resulted in a timing issue with respect to the sales of these products, since shipments of the new instruments will begin in the fourth fiscal quarter. The Company plans to reach full production capability later in calendar year 1998. The division also experienced record revenues in reagents, fueled by strong sales of its DNA analysis products worldwide.

Net revenues for the Analytical Instruments Division were $147.5 million compared with $149.9 million reported in the prior year's third quarter. The effects of foreign currency translation reduced revenues by approximately $7 million, or 5%. Revenues
increased   7.2%   in   the   United   States,  and

6.6% in Latin  America  and  other markets  while  Europe   remained
essentially   unchanged   compared  with  the  prior  year. This was
primarily offset by a decline of 23.5% in the Far East due to weakness in area economies. Excluding the effects of currency, European revenues, which accounted for 44% of the division's revenues, would have increased approximately 5%, while the Far East would have declined approximately 15%. The division experienced increased demand for its AAnalyst(TM) line of Atomic Absorption products, the Optima(TM) line of inductively coupled plasma products,
and   its   recently  introduced  line  of  gas  chromatography/mass
spectrometry (GC/MS) products.

Gross margin as a percentage of net revenues was 51.0% in the third quarter of fiscal 1998 compared with 51.2% in the third quarter of fiscal 1997. The current quarter included $4.1 million of inventory-related write-offs associated with the rationalization of certain product lines in connection with the PerSeptive acquisition. Excluding the write-offs, gross margin increased to 52% in the quarter compared with the prior year. The improvement was the result of product mix and higher royalty revenues for PE Biosystems and restructuring savings realized for the Analytical Instruments Division.

Selling,  general  and  administrative (SG&A) expenses  were  $113.8 million  in  the third quarter of fiscal 1998 compared  with  $103.5 million in the third quarter of fiscal 1997, an increase of 10.0%. Excluding Tecan, SG&A expenses increased 2.6% compared with the prior year. The increase in the quarter was primarily due to planned spending increases for PE Biosystems, reflecting higher revenue and order growth. These increases were partially offset by a decrease in the Analytical Instruments Division's expenses, reflecting lower expense levels resulting from cost control and actions of the restructuring program. As a percentage of net revenues, SG&A expenses declined to 29.1% compared with the 29.7% in the prior year.

Research, development and engineering (R&D) expenses of $38.4 million increased 24.3% over the prior year. Excluding Tecan, R&D spending increased 18.8% compared with the prior year. R&D spending in PE Biosystems increased 41.2% over the prior year and accounted for over 72% of the Company's R&D expense as the Company continued its product development efforts for the bioresearch and pharmaceutical markets. R&D expenses for the Analytical Instruments Division were constant with the prior year reflecting the objectives of the restructuring plans. As a percentage of net revenues, the Company's R&D expenses increased to 9.8% compared with 8.9% for the prior year.

During the third quarter of fiscal 1998, the Company recorded a $47.0 million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the
Merger (see Note 5). The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. This charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines.
Additional non-recurring acquisition costs of $.4 million for training, relocation, and communication were recognized as a period expense in the quarter, and classified as other acquisition related costs. The Company expects to incur an additional $8 million to $10 million of acquisition related costs for training, relocation, and communication over the next few quarters. These costs will be
recognized  as   period   expenses   when  incurred  and  will   be
classified   as  other  acquisition  related  costs.

The $33.9 million restructuring charge includes $13.8 million for severance related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations. These restructuring actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition related investment banking and professional fees.

The implementation of restructuring actions announced in the fourth quarter of fiscal 1997 (see Note 5) is proceeding as planned. The Company achieved approximately $3.3 million in net before-tax benefits from the program in the third quarter of fiscal 1998.

Total operating expenses were $195.1 million in the third quarter of fiscal 1998 compared with $159.8 million in the prior year's third quarter. The Company recorded $42.9 million for restructuring and other merger costs associated with the integration of PerSeptive in the third quarter of fiscal 1998 and $25.4 million of purchased in-process research and development associated with the acquisition of Genscope, Inc. in the third quarter of fiscal 1997. Excluding the special items, operating expenses as a percentage of net revenues for the third quarter of fiscal 1998 remained essentially unchanged at 39% compared with the third quarter of fiscal 1997.

On a comparable basis, excluding Tecan and the previously mentioned special items, operating income increased 7% to $47.2 million compared with $44.1 million in the prior year. The effects of changes in currency rates decreased operating income in the third quarter of fiscal 1998 by approximately $5 million. Excluding Tecan, special items and the effects of currency translation, operating income would have increased approximately 19% compared with the prior year.

Interest expense was $1.2 million in the third quarter of fiscal 1998 compared with $1.5 million in the prior year. Interest income was $1.2 million in the third quarter of fiscal 1998 compared with $2.3 million in the prior year. The decrease in interest income was primarily due to lower cash balances.

Net other expense of $.2 million in the third quarter of fiscal 1998 was essentially unchanged from the prior year. The third quarter of fiscal 1997 also included a before-tax gain of $.8 million for the sale of certain non-strategic equity investments.

Excluding Tecan in fiscal 1998 and the special items in both years, the effective income tax rate was 23% in the third quarter of fiscal 1998 compared with 24% in the prior year. Excluding Tecan and special items, the Company expects its annual tax rate in fiscal 1998 to be approximately 25%.

The Company reported $2.9 million of minority interest in the third quarter of fiscal 1998 associated with its investment in Tecan.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998

The Company reported net income of $20.4 million, or $.41 per diluted share, for the first nine months of fiscal 1998 compared with net income of $111.5 million, or $2.26 per diluted share, in the first nine months of the prior year. As previously mentioned, net income in both years included special items. On a comparable basis, excluding the special items in both years, net income increased 11.5% to $90.9 million for the first nine months of fiscal 1998 compared with $81.5 million for the first nine months of fiscal 1997.

Net revenues were $1,082.7 million for the first nine months of fiscal 1998 compared with $999.6 million in fiscal 1997, an increase of 8.3%. Excluding Tecan, revenues increased 5.9% compared with the prior year. The effects of currency rate movements decreased net revenues approximately $54 million, or 5.4%, compared with the prior year, as the U.S. dollar strengthened against most European and Far Eastern currencies. Geographically, the Company reported revenue growth in all regions compared with the prior year, with the strongest growth in the United States where revenues increased 17.3%. Excluding the effects of foreign currency translation and Tecan, revenues in the Far East and Europe would have increased approximately 9% and 8%, respectively.

Net revenues of PE Biosystems increased 18.9% to $644.3 million for the first nine months of fiscal 1998 compared with $541.8 million in the prior year. Excluding Tecan, revenues increased 14.5% over the prior year. All geographic markets reported increased revenues over the prior year. The negative effects of a strong U.S. dollar reduced the division's revenues by approximately $26 million, or 5%. On a worldwide basis, excluding Tecan and the effects of currency translation, revenues would have increased approximately 20% compared with the prior year. Excluding Tecan, net revenues in the United States and Europe increased 22.6% and 11.9%, respectively. Net revenues in the Far East increased 4.2% despite a negative currency impact of approximately $10 million. Excluding the effects of Tecan and currency translation, revenues in the Far East would have increased approximately 10% when compared with the first nine months of fiscal 1997. The Company believes slower Japanese government funding in the third quarter of fiscal 1998 and the lack of supplemental budgets, that added substantially to the third quarter of fiscal 1997, contributed to a lower growth rate in Japan. Overall, the division experienced increased sales of its reagents and DNA products worldwide.

Net revenues for the Analytical Instruments Division were $438.4 million for the first nine months of fiscal 1998 compared with $457.8 million in the prior year, a decrease of 4.2%. Currency rate movements reduced revenues by approximately $28 million, or 6%. Excluding currency effects, revenues would have increased approximately 2%. Geographically, revenues in the United States and Latin America and other markets increased 2.2% and 8.3%, respectively. Revenues in Europe and the Far East decreased 10.5% and 4.0%, respectively. Excluding the effects of currency translation, revenues in the Far East for the first nine months of fiscal 1998 increased approximately 7% while revenues in Europe decreased approximately 2% compared with the first nine months of fiscal 1997.

Gross margin as a percentage of net revenues was 50.5% in the first nine months of fiscal 1998 compared with 49.8% in the first nine months of fiscal 1997. Gross margin for the first nine months of
fiscal   1998   included    $4.1   million  of   inventory   related
write - offs   associated    with   the   rationalization
of certain  product lines  in  connection   with  the acquisition of
PerSeptive. Excluding the write-offs, gross margin increased to 50.9% of revenues in the first nine months of fiscal 1998 primarily as a result of benefits realized by the PE Biosystems Division from the
sales of  higher   margin  products  and  higher  royalty  revenues.
Improved gross margins for the Analytical Instrument Division in the U.S. were offset by lower margins in Europe and the Far East. The negative effects of currency translation offset improved gross
margins  from  restructuring   actions.  Excluding  the  effects  of
currency   translation, the   gross   margin   percentage   for  the
Analytical Instruments Division would have increased approximately 2% compared with the first nine months of fiscal 1997.

SG&A expenses were $324.6 million for the first nine months of fiscal 1998 compared with $300.2 million in the same period of the prior year. The 8.1% increase in the nine month period was due to higher planned selling expenses for the PE Biosystems Division, including Tecan, which was not included in the prior year. SG&A expenses for the Analytical Instruments Division decreased 4.5% compared with the prior year, primarily due to lower selling expenses in Europe, resulting in part from the restructuring plans. As a percentage of net revenues, SG&A expenses remained essentially unchanged from the prior year at 30%.

R&D expenses of $104.9 million increased 17.3% over the prior year, or 14.8% excluding Tecan. R&D spending in the PE Biosystems Division increased 32.3%, or 28.3% excluding Tecan, over the prior year as the Company continued its product development efforts in this segment. The division's spending accounted for 70% of the Company's R&D expenses. R&D expenses for the Analytical Instruments Division remained essentially unchanged compared with the prior year. As a percentage of net revenues, the Company's R&D expenses increased to 9.7% compared with 9.0% for the prior year.

During the third quarter of fiscal 1998, the Company recorded a $47.0 million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the
Merger (see Note 5). The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. This charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines.
Additional non-recurring acquisition costs of $.4 million for training, relocation, and communication were recognized as a period expense in the quarter, and classified as other acquisition related costs. The Company expects to incur an additional $8 million to $10 million of acquisition related costs for training, relocation, and communication over the next few quarters. These costs will be
recognized  as   period   expenses   when  incurred  and  will   be
classified   as  other  acquisition  related  costs.

The restructuring plan announced in the fourth quarter of fiscal 1997 is proceeding as planned. These actions focused on the transition of the Analytical Instruments Division from a vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. It also included actions to finalize consolidation of sales and administrative support, primarily in Europe (see Note 5). For the nine months ended March 31, 1998, the Company achieved approximately $5.4 million in before-tax savings attributable to this plan, and expects to achieve approximately $8 million in before-tax savings from the plan for the full year, and $16 million in succeeding fiscal years.

Total operating expenses were $501.2 million in the first nine months of fiscal 1998 compared with $415.0 million in the prior year. The first nine months of fiscal 1998 included $42.9 million for restructuring and other merger costs associated with the merger of PerSeptive and a $28.9 million charge for purchased in-process research and development associated with the acquisition of Molecular Informatics, Inc. (see Note 2). Operating expenses for the first nine months of fiscal 1997 included a $25.4 million charge for purchased in-process research and development associated with the acquisition of Genscope, Inc. (see Note 2). Excluding the special items, operating expenses as a percentage of revenues increased to 39.7%, or 39.6% excluding Tecan, compared with 39% in the prior year.

Operating income rose 12.4% to $121.4 million from $107.6 million in the first nine months of fiscal 1998, excluding special items in both years. The effects of currency translation decreased operating income approximately $19 million compared with prior year. On a comparable basis excluding the special items and the effects of currency translation, operating income would have increased approximately 30%, or 26% excluding Tecan, compared with the prior year. A combination of strong revenue growth in the PE Biosystems Division and reduced expense levels in the Analytical Instruments Division contributed to the improvement.

Interest expense was $3.9 million in the first nine months of fiscal 1998 compared with $4.6 million in the prior year. This decrease was primarily due to lower interest rates in the first quarter of fiscal 1998. Interest income was $5.1 million in the first nine months of fiscal 1998 compared with $5.5 million in the prior year, reflecting lower cash balances in the second and third quarters of fiscal 1998 and lower interest rates compared with the prior year. Net other income for the first nine months of fiscal 1998 was $1.2 million, primarily related to the sale of certain non-operating assets, compared with net other expense of $.5 million in the prior year.

The effective income tax rate for the first nine months of fiscal 1998 was 53% compared with 24% in the prior year. Excluding Tecan in fiscal 1998 and the special items in both years, the effective income tax rate was 25% for both years.


FINANCIAL RESOURCES AND LIQUIDITY

Significant Changes in The Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $84.9 million at March 31, 1998 compared with $213.0 million at June 30, 1997, primarily as a result of acquisitions and investments (see Note 2). Debt to total capitalization decreased from 15% at June 30, 1997 to 13% at March 31, 1998 as a result of the repayment of long-term debt.

Other long-term assets increased 45.6% to $255.7 million at March 31, 1998 from $175.6 million at June 30, 1997. The increase was due primarily to the addition of approximately $70 million of intangible assets associated with the investments in and acquisitions of Tecan and Molecular Informatics, Inc., and minority equity investments of $5.0 million in Hyseq, Inc. and $3.0 million in Biometric Imaging, Inc. (see Note 2).

Long-term debt decreased to $37.5 million at March 31, 1998 compared with $59.2 million at June 30, 1997. This decrease was primarily due
to   the    redemption   of   PerSeptive's   8-1/4%    Convertible

Subordinated Notes Due 2001 (the PerSeptive Notes) on March 23, 1998. The redemption price was $1,055.81 per $1,000 principal amount of the PerSeptive Notes, which represented the redemption premium and aggregate principal plus accrued and unpaid interest to the redemption date. The aggregate outstanding principal amount of the PerSeptive Notes was $27.2 million at March 23, 1998. A total of $26.1 million was paid in cash representing $24.7 million of principal and $1.4 million of accrued interest and premium relating to the PerSeptive Notes. Additionally, $2.5 million of the principal amount of the PerSeptive Notes was converted by the holders thereof into 35,557 shares of Perkin-Elmer Common Stock.

At March 31, 1998, $42.7 million of minority interest was recognized in connection with the December 1997 investment in Tecan AG.

Condensed Consolidated Statements of Cash Flows. Net cash provided by operating activities was $24.0 million for the first nine months of fiscal 1998 compared with $61.0 million for the same period in fiscal 1997. For the first nine months of fiscal 1998, higher net income related cash flow, excluding the special items in both years, and lower accounts receivable levels were more than offset by higher inventory levels, delayed timing on royalty receipts, payments to fund the Company's benefit plans, and payments related to restructuring actions (see Note 5).

Net cash used by investing activities was $154.3 million for the first nine months of fiscal 1998 compared with $8.2 million provided by investing activities for the first nine months of fiscal 1997. In the first nine months of fiscal 1998, the Company generated $16.2 million in net cash proceeds from the sale of certain non-operating assets and the collection of a note receivable, compared with $77.6 million in the prior year generated from the sale of the Company's equity interests in ETEC and Millennium, and certain non-operating assets. The fiscal 1998 cash proceeds were more than offset by capital expenditures of $78.9 million, which included $47.7 million related to improvement of the Company's information technology infrastructure, and $94.5 million related to various acquisitions, investments, and collaborations (see Note 2). The prior year capital expenditures of $50.5 million included $10.1 million related to the improvement of the Company's information technology infrastructure.

Net cash provided by financing activities was $.2 million in fiscal 1998 compared with a net cash use of $4.1 million in fiscal 1997. In the first nine months of fiscal 1998, the Company received $25.6 million in proceeds from employee stock option plan exercises compared with $23.5 million in fiscal 1997. The first nine months of fiscal 1997 included $15.9 million for the purchase of .3 million shares of common stock for treasury and proceeds of $1.8 million from the issuance of equity put warrants on shares of the Company's common stock. During the first nine months of fiscal 1998 there were no share repurchases of common stock for treasury or sales of equity put warrants. During the period, short-term borrowings increased $22.2 million, offset by the redemption of the PerSeptive Notes.

FOREIGN CURRENCY AND INTEREST RATE RISK

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world; therefore, results continue to be affected by fluctuations in foreign currency exchange rates and changes
in  economic   conditions   in  foreign  markets.  The   Company
derived approximately 59% of its revenues from countries outside of the United States for the nine months ended March 31, 1998.

As more fully described in Note 4 and the Company's 1997 Annual Report to Shareholders, the Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps, and purchased options to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the
derivatives.   The   Company   does  not  use  derivative  financial
instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives.

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to its outstanding hedge contracts and underlying exposures. As of March 31, 1998, the analysis indicated that such market movements would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows. Actual gains and losses in the future may, however, differ materially from that analysis, based on changes in the timing and amount of foreign currency exchange rate movements and the Company's actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, the Company entered into an interest rate swap in conjunction with a five year Japanese Yen debt obligation. Based on the Company's overall interest rate exposure at March 31, 1998, including derivative and other interest rate sensitive instruments, a near-term change in interest rates would not materially effect the consolidated financial position, results of operations, or cash flows of the Company.

OUTLOOK

As the underlying demand for life science products continues to grow, the Company's life science segment is expected to continue to grow and maintain profitability. The Company continues to expand this business through increased internal development efforts and through acquisitions, equity investments, and other collaborations. The acquisitions, investments, and collaborations in PerSeptive, Tecan, Molecular Informatics, Inc., Hyseq, Inc., and Biometric Imaging, Inc. are indicators of the Company's continued focus in this business segment. While the Company expects to realize benefits from these acquisitions, the integration of these acquisitions is complex. The fiscal 1997 and 1996 restructuring actions are expected to continue to increase the profitability and cash flow of the Company's analytical instruments segment.

Adverse currency effects remain a concern for the Company because approximately 59% of its revenues are derived from markets outside the United States. These adverse effects could continue if the relationship of the U.S. dollar to certain major European and Far Eastern currencies is maintained at current levels, or could worsen if the U.S. dollar continues to strengthen. For the nine months ended March 31, 1998, the Company absorbed a negative currency impact of approximately $.29 per diluted share. If currency rates remain unchanged from present levels, the Company estimates the negative translation impact in the fourth quarter of the year could be approximately $.08 per diluted share.

On May 9, 1998, the Company, Dr. J. Craig Venter, and The Institute for Genomic Research (TIGR) announced that they had signed letters of intent relating to the formation by the Company and Dr. Venter of a new genomics company. The strategy of the new company will be centered on a plan to substantially complete the sequencing of the human genome in three years. The Company is currently reviewing the business model of the new company and, as of the date of this filing, has not determined the extent of its effect, if any, on the Company.

YEAR 2000

The Company is reviewing its existing computer systems and product offerings to ensure these systems and offerings are adequately able to address the issues expected to arise in connection with the upcoming change in the century. The Company has invested, and will continue to invest, in improving its information technology infrastructure to ensure that such infrastructure is Year 2000 compliant.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including the Outlook section, are forward looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward looking statements are based upon the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include, but are not limited to, (1) complexity and uncertainty regarding the development of new high technology products; (2) loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers;
(5) changes in the life sciences or analytical instrument industries; (6) changes in the pharmaceutical, environmental, research or chemical markets; (7) dependence on customers' capital spending policies; (8) variable government funding in key geographical regions and its effect on government sponsored
research;      (9)   the    Company's    ability
to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (10) the loss of key employees; (11) fluctuations in foreign currency exchange rates; and (12) other factors which might be described from time to time in the Company's filings with the Securities and Exchange Commission.

Other factors that may affect future results include the following:

The development and introduction of new product offerings, such as LC/MS and DNA sequencing product offerings, pose a challenge for the effective management of the transition from existing products to new products and could adversely affect the Company's future operating results. Product development or manufacturing delays, variations in product costs, introduction of new product platforms, and delays in customer purchases of existing products in anticipation of new product introductions are among the factors that make a smooth transition from current products to new products difficult.

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

The Company's strategy to integrate and develop the businesses of acquired companies following their acquisition involves a number of elements that management may not be able to implement as expected. For example, the Company may encounter operational difficulties in the integration of manufacturing or other facilities such that
expected   cost   savings   may   not   be   realized.  In addition,
technological advances resulting from the integration of technologies may not be achieved as successfully or as rapidly as anticipated, if at all. The consolidation of operations, technologies, and marketing and distribution methods present significant managerial challenges. There can be no assurance that such actions will be accomplished as successfully or as rapidly as anticipated.

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

                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10(1). PerSeptive Biosystems, Inc. 1989 Stock Plan, as amended August 1, 1991.
          10(2). PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission File No. 0-20032)).
          27.       Financial Data Schedule.

     (b)  Reports on Form 8-K.

             During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K (the Form 8-K) dated January 22, 1998 and filed January 23, 1998 to report under
        Item 2 thereof that the merger of Seven Acquisition Company, a wholly-owned subsidiary of the Company, into PerSeptive was consummated on January 22, 1998. As a result of the merger, PerSeptive became a wholly-owned subsidiary of the Company on that date.

             An amendment to the Form 8-K (the Amendment) was filed on April 6,1998 to include the financial statements required under Item 7 thereof, namely:

             Financial Statements of Businesses Acquired:

               Consolidated Balance Sheets at December 27, 1997 and
                 September 30, 1997.

               Consolidated Statements of Operations for the Three
                 months ended December 27, 1997 and December 28, 1996.

               Consolidated Statements of Cash Flows for the Three
                 months ended December 27, 1997 and December 28, 1996.

               Notes to Unaudited Consolidated Financial Statements.

            Pro Forma Financial Information:

               Introduction to Pro Forma Condensed Combined Financial
                 Statements

               Unaudited Pro Forma Condensed Combined Statements of
                 Financial Position at December 31, 1997.

               Unaudited Pro Forma Condensed Combined Statements of
                 Operations for the Six months ended December 31, 1997.

               Unaudited Pro Forma Condensed Combined Statements of
                 Operations for the Six months ended December 31, 1996.

               Unaudited Pro Forma Condensed Combined Statements of
                 Operations for the fiscal years ended June 30, 1997, 1996 and 1995.

               Notes to Unaudited Pro Forma Condensed
                 Combined Financial Statements.

             The Amendment also reported under Item 5 thereof the redemption of the PerSeptive Notes.

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


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/  Dennis L. Winger
                                  Dennis L. Winger
                                  Senior Vice President, Chief
                                  Financial
                                  Officer and Treasurer



                             By:   /s/  Ugo D. DeBlasi
                                  Ugo D. DeBlasi
                                  Corporate Controller (Chief
                                  Accounting Officer)


Dated:  May 15, 1998

    Exhibit No.             Exhibit

         10(1).        PerSeptive
                       Biosystems, Inc.
                       1989 Stock Plan, as
                       amended August 1,
                       1991.

        27.            Financial Data
                       Schedule.