Form 10-K
period 1998-06-30
PERKIN ELMER CORP
filed 1998-09-25
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-K
     [ X ] Annual Report Pursuant To Section 13 Or 15(d)
           Of The Securities Exchange Act Of 1934
           For the Fiscal Year Ended June 30, 1998

                             OR
   [   ] Transition Report Pursuant To Section 13 Or 15(d)
           Of The Securities Exchange Act Of 1934
         For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(g) of the Act:

                         Title of class

                        Class G Warrants

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X      Yes              No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As  of  September  9,  1998,  49,395,010  shares   of
Registrant's Common Stock were outstanding, and the aggregate market value of shares of such Common Stock (based upon the average sales price) held by non-affiliates was approximately $ 2,999,205,733.

             DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for Fiscal Year ended June 30,
                 1998 - Parts I, II, and IV.
  Proxy Statement for Annual Meeting of Shareholders dated
                September 9, 1998 - Part III.

                           PART I

Item 1.                   BUSINESS

     (a) General Development of Business.

     The Perkin-Elmer Corporation was incorporated in 1939 under the laws of the State of New York. Together with its consolidated subsidiaries, The Perkin-Elmer Corporation (hereinafter collectively referred to as "Registrant" or the "Corporation") develops, manufactures, and markets life science systems and analytical instruments used in the pharmaceutical, biotechnology, environmental testing, food, forensics, agriculture, and chemical manufacturing industries. Registrant's industry segments are described in
Item 1.(c) below.

     On  November  21,  1997, Registrant acquired  Molecular
Informatics,  Inc.,  a developer of bioinformatics  software
for   the   pharmaceutical,   biotechnology,   agrochemical,
forensics, and human identification markets.

     On December 29, 1997, Registrant acquired approximately 52% of the voting rights and approximately 14.5% of the equity of Tecan AG, a Swiss company. Tecan AG manufactures and distributes laboratory automation systems for use in life science and analytical applications.

     On  January  22,  1998, Registrant acquired  PerSeptive
Biosystems, Inc. ("PerSeptive"). PerSeptive manufactures a variety of products for use in the discovery, development, and production of biopharmaceutical products.

     On May 9, 1998, Registrant, Dr. J. Craig Venter, and The Institute for Genomic Research ("TIGR") announced that they had signed letters of intent to form a new genomics company: Celera Genomics Corporation. The goal of Celera is to become a primary source of genomic and medical information to enable scientists to develop a better understanding of human health and to facilitate the discovery of therapeutics and diagnostics. The initial focus is a plan to substantially complete the sequencing of the human genome in three years. Results of operations for Celera were not material for fiscal 1998.

     On September 8, 1998, Registrant announced that it had engaged consultants to explore strategic alternatives for Registrant's Analytical Instruments Division. Options to be explored include selling the business, spinning the division off as a separate company, and retaining the division as part of the Corporation. A decision with respect to the various alternatives is expected by early in calendar year 1999.

     (b) Financial Information About Industry Segments.

     A summary of net sales to unaffiliated customers, operating income, and identifiable assets attributable to each of the Registrant's industry segments for the fiscal years ended June 30, 1998, 1997, and 1996 is incorporated herein by reference to Note 6 on Pages 50-52 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

     (c) Narrative Description of Business.

     Registrant develops, manufactures, and markets, on a worldwide basis, life science, and analytical instrument systems used in such markets as pharmaceutical, biotechnology, environmental testing, food, forensics, agriculture, and chemical manufacturing.

     The Registrant's operations are comprised of three business segments: its life sciences division, known as PE Biosystems; its traditional Analytical Instruments business; and the recently formed Celera Genomics Corporation. Results of operations for Celera were not material for fiscal 1998.

     PE BIOSYSTEMS

     Registrant's PE Biosystems Division develops, manufactures, markets, sells, and services a wide range of biochemical analytical instrument systems and products for the biotechnology market, consisting of instruments, associated reagents, consumables, and information management tools.

     All living organisms are composed of cells that contain deoxyribonucleic acid ("DNA"). DNA contains information that is used by cells as a blueprint for the organism. The characteristics of any living thing essentially are determined by the information in DNA. The components of DNA, called genes, are further derived from combinations of four different substances and usually contain between 1,000 and 100,000 instances of these substances. The entire set of genes, called the genome, may contain between 4 million (simple bacteria) and 3 billion (human) instances or more.

     Combining DNA from different existing organisms (plants, animals, insects, bacteria, etc.) results in modified organisms with a combination of traits from the parents. Scientists are now able to identify the specific genes for many desirable traits and transfer only those genes into another organism. Desirable traits found in nature can theoretically be transferred into any chosen organism. An organism genetically engineered in this way is called transgenic. Genetic engineering is being used in many practical situations.

     One application of this technology is the development of transgenic plants that are resistant to certain insects or viruses. The genes for these traits have been incorporated into the plants from other unrelated plants, bacteria, or viruses by genetic engineering techniques.

     Another   use    is  in   gene   therapy,  where,   for
example, defective DNA in bone marrow cells is supplemented with a copy of normal DNA, and the repaired cells are then used by the body to generate cells with normal DNA.

     Another application is pharmaceutical production. Drugs such as insulin for diabetics, growth hormone for individuals with pituitary dwarfism, and tissue plasminogen activator for heart attack victims, as well as animal drugs like the growth hormones, bovine or porcine somatotropin, are being produced by the fermentation of transgenic bacteria that have received the appropriate human, cow, or pig gene.

     In addition to genetic engineering, DNA information is also used in diagnostic applications. Individuals within any given species, breed, or hybrid line can usually be identified by minor differences in their DNA sequences. Scientists can diagnose viral, bacterial, or fungal infections, distinguish between closely related individuals, or map the locations of specific genes along the vast length of the DNA molecules in the cells.

     Registrant's  PE Biosystems Division --  consisting  of
Applied  Biosystems, PerSeptive Biosystems, PE  Informatics,
Tropix, and PE GenScope -- provides the tools that enable scientists to implement these applications.

     Applied Biosystems

     Applied Biosystems develops, manufactures, and markets systems and services for polymerase chain reaction ("PCR"), DNA sequencing, genetic analysis, protein analysis, nucleic acid synthesis, and peptide synthesis. These systems and services are used in both research and commercial applications in purifying, analyzing, synthesizing, and sequencing proteins and genetic material.

     Registrant's  Applied  Biosystems'  offerings  can   be
broadly classified into the following areas:

1. Genetic Analysis. Genetic analysis primarily uses electrophoresis techniques for separating molecules based on their differential mobility in an electric
     field.     Registrant's   genetic   analysis   products
     generally perform both DNA sequencing and fragment analysis.

     DNA sequencing is used to determine the exact order of nucleotides that make up DNA. This is done through the fluorescent tagging of bases, each with a different colored tag. The tagged fragments are then run through an electrophoresis gel and are detected at the bottom of the gel. Registrant's DNA sequencing systems include a sequencer expandable to 96 lanes, a single-lane capillary sequencer, and sequencing reagents.

     A newly developed product, the 3700 DNA Analyzer is scheduled for production shipments during fiscal year 1999. This product is designed to enable applications requiring tens of thousands of samples produced weekly by combining proven capillary electrophoresis hardware and separation polymer chemistry with new detection technology and automation. It is expected to be the enabling technology for the sequencing of the human genome by Celera Genomics Corporation, as discussed below.

     DNA fragment analyzers are used to determine the size, quantity, or pattern of DNA fragments generated by PCR amplification or other means. Typically this is done by using fluorescently tagged PCR primers to generate labeled PCR products that are then analyzed electrophoretically. Fragment analysis applications include gene mapping and forensic typing using microsatellite markers, single-strand conformation polymorphism ("SSCP") analysis to screen for unknown mutations within genes, and oligonucleotide ligation assay ("OLA") analysis to detect known mutations within characterized genes.

2. PCR Products. PCR allows for the amplification of genetic material that otherwise is of insufficient quantity to be detected, by producing enough copies of the material of interest to conduct numerous studies. PCR products include 24, 48, and 96 sample amplification systems; a combination PCR preparation and DNA sequencing system; a combination PCR and PCR detection system; and various reagents.

3. DNA Synthesizers. DNA synthesizers build synthetic DNA, which is used for DNA sequencing primers and is also used in drug discovery applications. Registrant currently markets several models of synthesizers. Registrant also provides custom synthesis, in which oligonucleotides are made to order and shipped to customers.

4. PNA. Registrant has an exclusive license for technology to manufacture and sell peptide nucleic acid ("PNA") for molecular biology research and, subject to certain limited reservations, for other applications. PNA is a synthetic mimic of the DNA molecule with a modified uncharged peptide-like "backbone." The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe.

     PerSeptive

     PerSeptive develops, manufactures, and markets products
for   the   purification,   analysis   and   synthesis    of
biomolecules.

     A variety of synthesis, purification, and analysis procedures are conducted in each stage in the discovery, development, and production of a biopharmaceutical product. Synthesis involves the creation and replication of multiple compounds that can be identical or subtly differentiated by as little as one amino acid. Purification involves the isolation and separation of a target biomolecule from other substances, such as contaminants, without destroying the biological activity of the biomolecule. Analysis involves techniques used to measure the quantity of a biomolecule, to identify its biological characteristics, and to assess the nature and quantity of contaminants.

     PerSeptive's products can be broadly classified into the following categories:

1.   Mass Spectrometry

     Biospectrometry. PerSeptive owns a significant body of technology relating to biological mass spectrometry ("Biospectrometry"). Although there are many different kinds of mass spectrometers, most instruments are defined by differences in two subsystems. One is the ionization source that creates the ionic species, and the other is the detection system. Biomolecular analysis using mass spectrometry has been limited to date by the inability of mass spectrometers to resolve (identify) large biomolecules as well as the high cost and difficulty of use of mass spectrometry. PerSeptive believes that its Matrix-Assisted, Laser Desorption Ionization Time-of-Flight Mass Spectrometry ("MALDI-TOF/MS") technology overcomes the deficiencies of mass spectrometry for biomolecular analysis.

     Liquid Chromatography/Mass Spectrometry ("LC/MS"). LC/MS is a two stage analysis system which enables the separation of a complex mixture and then the quantitation and/or identification of the compounds in the mixture. The component of the sample are first separated in the chromatography stage and then the mass spectrometer performs a molecular analysis, profiling each molecule by its mass to charge ratio.

2. Perfusion Chromatography. PerSeptive's patented Perfusion Chromatography process and media, which use proprietary flow-through particles, separate biomolecules 10 to 1,000 times faster than conventional liquid chromatography ("LC") or high pressure liquid chromatography ("HPLC") and achieve the same or better levels of purity. Prior to the invention of Perfusion Chromatography, it was generally accepted in the chromatography industry that the slow speed of diffusion was an inherent limitation to the potential speed of chromatography.

3. ImmunoDetection. PerSeptive has developed novel immunoassays that can be performed in a flow-through column format ("ImmunoDetection"). ImmunoDetection permits target molecule detection in seconds or minutes -- far faster than conventional immunoassay techniques, which require several hours to complete. ImmunoDetection also takes advantage of the higher degree of automation available in chromatography instruments, as compared with immunoassay instruments, and can produce results with much lower margins of error.

4. Protein Synthesis and Analysis. Protein sequencers provide information about the amino acids that make up a given protein by chemically disassembling the protein and analyzing the components. Peptide synthesizers build peptides from amino acids through successive reactions that involve the addition of the next amino acid, removal of the groups in order to prevent unwanted side reactions, activation to ready the growing chain for the next amino acid addition, and, finally, repeating the cycle until the desired peptide is produced. The synthetically produced peptides are used in understanding antibody reactions and as potential drugs or drug analogs.

5. Superparamagnetic Bead-Based Separations. PerSeptive owns technology relating to magnetic separations particles and processes. Magnetic separations enable biomedical researchers to improve the speed, purity, and yield of many common laboratory protocols, including separation of cell populations and isolation and purification of nucleic acids. Researchers can perform techniques based on magnetic separation either manually or with automated instruments.

6. Purification Products. PerSeptive's purification products can be incorporated readily into any stage of the development process of a biopharmaceutical product and offer productivity advantages over conventional counterparts. Companies using conventional purification technology usually make several significant changes in materials, equipment, and processes in moving from the development stage to commercial manufacture. As a result, an integrated line of purification products is expected to enhance productivity by reducing or eliminating these costly and time-consuming changes. Moreover, because the U.S. Food and Drug Administration ("FDA") must approve significant changes in manufacturing processes, an integrated line of purification products may simplify and expedite the process of obtaining approvals from the FDA.

     PE Informatics

     Registrant's PE Informatics business develops, markets, and distributes bioinformatics software. Principal markets include agricultural analysis, agrochemical, automotive industries, petrochemical industries, clinical, and biological analysis industries, environmental testing and monitoring, materials research, food quality management, pharmaceutical, and semiconductors. The products provide a comprehensive software system researchers can use to manage and analyze genome data and include software solutions for science and medical professionals who analyze gene sequences in an effort to discover and develop drugs, perform clinical trials, and perform molecular diagnostics. These systems are necessary to meet the demand to manage, integrate, and analyze the vast amounts of information related to bioscience discovery processes.

     Bioinformatics is a new science that enables researchers to transform massive amounts of data into an organized knowledge database. Customers are typically attempting breakthroughs in gene mapping, drug discovery, drug development, and molecular diagnostics and these products provide the vehicles for transforming raw data into the organized body of knowledge that enables those breakthrough discoveries. The business is dedicated to the development of infrastructure software for pharmaceutical, biotechnology, and agrochemical industries that perform genome data collection and management, gene mapping, drug discovery, and clinical and diagnostic genetic research.

     PE   Informatics   currently  provides   genomic   data
management products directed toward both discovery and development.

     Discovery oriented products include:

1. BioMerge. A product that allows research groups to store, retrieve, and analyze genetic information. The system consists of an advanced, object-oriented relational database and a group of programs that organize public, proprietary, and third-party data in a single database. The system provides for editing and annotating sequence data and for tracking change history of the databases.

2. BioLIMS. A product that manages automated DNA sequencing for Registrant's Applied Biosystems products. Sequence analysis results are entered into a central database and allows automated genetic information management, from data acquisition to assembled contiguous sequences.

3.   SQL  GT.    A  product for sample tracking  and  sample
     management for high throughput laboratories.

     Development oriented products include:

1.   SQL   Lims.        A   product  designed  to   optimize
     information processing and provide information management tools for the analytical laboratory. It provides tools for automating the laboratory's data acquisition, processing, and archiving functions as well as management information to aid in the planning and control of laboratory resources.

2.   TurboChrom.        The     TurboChrom     Client/Server
     Chromatography Data System delivers distributed computing resources across an entire organization, while managing key data processes centrally. It enables users throughout an enterprise to access required information and to work collaboratively regardless of geography, function, or local desktop environment.

     Financial results from sales of SQL GT, SQL Lims and TurboChrom products are currently reported in the Analytical Instruments segment for the fiscal years covered by the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

     Tropix

     Tropix develops, manufactures, and markets chemiluminescent substrates and related products for the life sciences market. Tropix also licenses its technology to companies selling bioanalytical and clinical diagnostic test kits.

     Chemiluminescence is the conversion of chemical energy stored within a molecule into light. Chemiluminescent enzyme substrates are used that emit light in the presence of a target substance that is "labeled," or connected to an enzyme. The amount of light produced is proportional to the amount of substrate or enzyme-labeled sample present. The light lasts for a sufficiently long time to be measured with instrumentation or photographic film. The substrates enable the detection of extremely small amounts of virtually any biological substance that can be detected. Chemiluminescent technology is used in life science research and commercial applications including drug discovery and development, gene function study, molecular biology, and immunology research. Another major use of this technology includes clinical diagnostic tests for diseases, including early detection of certain cancer markers.

     Tropix operates a facility devoted to drug discovery services for the pharmaceutical, biotech, and agricultural markets. The services offered are custom assay development using proprietary technologies and high-throughput screening services with an initial capacity of 100,000 assays per day.

     PE GenScope

     PE GenScope offers customers advanced genomics technologies including gene expression profiling, gene discovery, high throughput DNA sequencing, complementary DNA ("cDNA") cloning, and bioinformatics, to accelerate their drug discovery and development efforts.

     PE GenScope has exclusive worldwide rights to AFLP (TM) technology for human and animal healthcare applications. AFLP technology was invented and patented by Keygene n.v. of The Netherlands as a DNA fingerprinting technique for use in genomics-based plant breeding programs and offers substantial advantages over other gene fingerprinting techniques. This technique is an enhancement of PCR that allows selective analysis of any portion of genetic material without the specific, prior sequence information normally required for PCR.

     PE GenScope products include gene expression profiling technology that simultaneously discovers novel genes and monitors known genes for applications such as molecular toxicology, gene discovery, and pharmacogenomics. PE GenScope also offers software and bioinformatics services which allow clients to access vast amounts of proprietary data via a secure Internet or Intranet connection, allowing them to rapidly analyze and distribute information from public and private sources throughout their global research and development organizations.

     Joint Venture

     Registrant is engaged in the manufacture and sale of mass spectrometry instrument systems in a joint venture, Perkin-Elmer Sciex Instruments. These products are sold by both the PE Biosystems and Analytical Instruments Divisions.

     ANALYTICAL INSTRUMENTS

     Registrant's Analytical Instruments segment, consisting
of  Registrant's Analytical Instruments Division,  develops,
manufactures,   markets,  sells,  and  services   analytical
instrument systems.

     The principal markets for Registrant's Analytical Instrument products and services include: agricultural analysis, automotive industries, petrochemical industries, clinical, and biological analysis industries, environmental testing and monitoring, materials research, food quality management, pharmaceutical, and semiconductors.

     Analytical chemistry is the science of experimentally determining the elemental, chemical, and physical characteristics that make up a particular sample.
Analytical instruments are the tools used to perform analytical chemistry. These systems detect, identify, and measure changes in properties of solids, liquids, and gases. For example, certain types of analytical instruments are targeted toward determining chemical composition; others are used to study molecular structure; and still others measure physical characteristics. Analytical instruments are also used for testing and analysis applications, both inside and outside of laboratories. The use of analytical instruments is widespread in the life science, pharmaceutical, food, chemicals, petrochemicals, material science, and environmental industries, as well as in academic research.

     Registrant's Analytical Instruments' products tend to vary significantly in terms of their technologies, test methodologies, applications, performance, and cost. Moreover, there is rarely any overlap of instruments across categories of inorganic elements/organic compound/attribute level. That is, an instrument can be applied for use in analyzing elements, compounds, or attributes, but typically not more than one of these applications.

     Registrant's Analytical Instruments' products can be broadly classified into four categories:

1. Chromatography. Chromatography instruments are designed to analyze complex mixtures by first separating them into their components and then measuring them quantitatively. Registrant offers two types of chromatography products: liquid (LC) and gas
     (GC).

2. Inorganic Analysis. These instruments are intended for analysis of inorganic elements such as lead, mercury, arsenic, or gold in a wide variety of samples from oils and water to geological materials. Registrant offers three types of inorganic analysis products: atomic absorption spectrometers; inductively coupled plasma optical emission spectrometers; and inductively coupled plasma/mass spectrometers. These inductively coupled plasma/mass spectrometers are provided by the joint venture, Perkin-Elmer Sciex Instruments, referred to previously.

3. Organic Analysis. These instruments are designed to provide qualitative and quantitative information for molecular and organic compounds in the broadest range of samples.

     Registrant's organic analysis products include: infrared and near infrared spectrometers; thermal analyzers; ultraviolet, visible, and near infrared spectrometers; fluorescence spectrometers; analytical balances; and polarimeters.

4.   Laboratory   Information  Management  Systems.    These
     systems provide data handling and data management for analytical laboratories.

     CELERA GENOMICS CORPORATION

     Registrant, Dr. J. Craig Venter, and TIGR announced on May 9, 1998 that they had signed letters of intent relating to the formation of a new genomics company now established as Celera Genomics Corporation. Its strategy will be centered on a plan to substantially complete the sequencing of the human genome in three years.

     The new company's goal is to become a primary source of genomic and associated medical information that will be used by scientists to develop a better understanding of the biological processes in humans and to deliver improved healthcare. Using DNA analysis technology developed by Registrant's PE Biosystems Division, applied to sequencing strategies pioneered by Dr. Venter and others at TIGR, Celera will operate a genomics sequencing facility with an expected capacity greater than that of the current combined world output.

     Concurrently, Celera also intends to build the scientific expertise and informatics tools necessary to extract biological knowledge from genomic data, including the discovery of new genes, development of polymorphism assay systems, and databases for the scientific community. Registrant believes that this information has significant commercial value and that Celera can provide this information more rapidly and more accurately than is currently possible.

MARKETING AND DISTRIBUTION

     Registrant's PE Biosystems and Analytical Instruments businesses employ similar marketing and distribution practices. In the United States, Registrant markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by the Registrant's foreign based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. Registrant owns or leases sales and service offices in strategic regional locations in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Registrant's products are distributed through retail outlets.

RAW MATERIALS

     There are no specialized raw materials that are particularly essential to the operation of Registrant's business. Registrant's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Registrant has multiple commercial sources for most components and supplies but is dependent on single sources for a limited number of such items, in which case Registrant normally secures long-term supply contracts. In certain cases, discontinuances of certain sources could temporarily interrupt Registrant's business
in  the   PE  Biosystems segment.

PATENTS, LICENSES, AND FRANCHISES

     Registrant has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in
Registrant's products or that fall within its fields of interest. Certain licenses under patents have been granted to, and received from, other entities. Registrant has certain rights from the Roche Group under patents relating to PCR, one of which patents expire in 2004. Registrant also has rights under a patent issued to the California Institute of Technology relating to DNA sequencing, which patent expires in 2009. In Registrant's opinion, however, no other single patent or license, or group of patents or licenses, or any franchise, is material to its business as a whole or to either industry segment.

     From time to time, Registrant has asserted that various competitors and others are infringing Registrant's patents; and similarly, from time to time, others have asserted that Registrant was infringing patents owned by them. In most cases, such claims are settled by mutual agreement on a satisfactory basis and result in the granting of licenses by Registrant or the granting of licenses to Registrant.

SEASONAL FLUCTUATIONS

     Neither of Registrant's industry segments is subject to pronounced seasonal fluctuations.

BACKLOG

     Registrant's total recorded backlog at June 30, 1998 was $208.6 million, consisting of $116.1 million and $92.5
million  for   Registrant's  PE  Biosystems  and  Analytical
Instrument   segments,   respectively.    At  June  30, 1997
Registrant's total recorded backlog was $176.4 million, with
$86.2   million  and   $90.2  million  for  Registrant's  PE
Biosystems and Analytical Instrument segements, respectively. It is Registrant's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 1999.

UNITED STATES GOVERNMENT SALES

     No  material portion of either of Registrant's industry
segments   is  subject  to  re-negotiation  of  profits   or
termination of contracts or subcontracts at the election of the United States Government.

COMPETITION

     The industry segments in which Registrant operates are highly competitive and are characterized by the application of advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, and sale of products that compete with those manufactured or sold by Registrant. Many of Registrant's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which Registrant is engaged. The markets for Registrant's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine Registrant's relative market position in its industry segments, Registrant is confident it is one of the principal manufacturers in its fields, marketing a broad line of life science systems and analytical instruments. In addition to competing in terms of the technology that Registrant offers, Registrant competes in terms of price, application requirements, service, and quality.

RESEARCH, DEVELOPMENT, AND ENGINEERING

     Registrant is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 1998, 1997, and 1996, Registrant spent $161.0 million, $120.9 million, and $113.7 million, respectively, on company-sponsored research, development, and engineering activities.

ENVIRONMENTAL MATTERS

     Registrant is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where Registrant operates or maintains facilities. Registrant is currently a party to environmental legal actions as disclosed in Item 3 below. Registrant believes any liability, and compliance with all environmental regulations will have no material effect on its business, and no material capital expenditures are expected for environmental control.

EMPLOYEES

     As of June 30, 1998, Registrant employed 7,188 persons worldwide. None of Registrant's United States employees is subject to collective bargaining agreements.

     (d)  Financial Information About Foreign  and  Domestic
     Operations and Export Sales.

     A summary of net revenues to unaffiliated customers, operating income, and identifiable assets attributable to each of Registrant's geographic areas and export sales for the fiscal years 1998, 1997, and 1996 is incorporated herein by reference to Note 6 on Pages 50 - 52 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

     Registrant's consolidated net revenues to unaffiliated customers in countries other than the United States for the fiscal years 1998, 1997, and 1996 were $880.2 million, $841.2 million, and $779.9 million, or 57.5%, 61.3%, and
62.4%,   respectively,  of  Registrant's  consolidated   net
revenues.

     All   of   the  Registrant's  manufacturing  facilities
outside  the  continental  United  States  are  located   in
Germany, the United Kingdom, Japan, and Singapore.

     There   are  currently  no  material  foreign  exchange
controls or similar limitations restricting the repatriation to the United States of capital or earnings from operations outside the United States.

     (e)  Discontinued Operations.

     On September 30, 1994, Registrant sold Metco, comprising its Material Sciences segment, headquartered in Westbury, New York, to Sulzer Inc., a wholly owned subsidiary of Sulzer, Ltd., Winterthur, Switzerland. The selected financial data presents Registrant's Material Sciences segment as a discontinued operation.

Item 2.               PROPERTIES

     Listed below are the principal facilities of Registrant as of June 30, 1998. Registrant considers all facilities listed below to be reasonably appropriate for the purpose(s) for which they are used, including manufacturing, research and development, and administrative purposes. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized on the basis of at least one shift. None of the leased facilities is leased from an affiliate of Registrant. Facilities are grouped within the business segment which is the principal user.

                                                       Approximate
PE BIOSYSTEMS          Owned or       Expiration Date  Floor Area
Location                Leased         Date of Leases   In Sq.Ft.

Davis, CA               Leased              1999          13,365
Foster City, CA *       Leased           1999-2007       543,000
San Jose, CA             Owned                            81,000
Bedford, MA             Leased              2000          28,000
Framingham, MA          Leased              2009         196,000
Santa Fe, NM            Leased           1998-2005        14,000
Houston, TX             Leased              1999          21,000
Salt Lake City, UT      Leased              1999           8,000
Warrington, England      Owned                            22,000
Singapore               Leased              1999          30,000

ANALYTICAL INSTRUMENTS                                 Approximate
                       Owned or       Expiration Date  Floor Area
Location                Leased         Date of Leases  In Sq.Ft.

Irvine, CA               Owned                            22,000
Norwalk, CT              Owned                           402,000
Wilton, CT               Owned                           221,000
Beaconsfield, England    Owned                            70,000
Beaconsfield, England   Leased              2005           8,000
Llantrisant, Wales      Leased               **          113,000
Meersburg, Germany      Leased              2001          24,000
Ueberlingen, Germany     Owned                            60,000
Ueberlingen, Germany    Leased              2001         121,000

*     Comprising  3  principal facilities  totaling  330,000
square  feet,  and  additional facilities  totaling  213,000 square feet.
**    Leased  on a month-to-month basis as the  facility  is
being closed.

     In addition to the facilities listed above, Registrant leases space in certain industrial centers for use as regional sales and service offices, technical demonstration centers, and warehouses. Registrant also owns undeveloped land in Vacaville, California; and Ueberlingen, Germany.

     In addition to the properties used by Registrant in its
operations,   Registrant  owns   a   facility   in   Wilton,
Connecticut (approximately 42,000 square feet) leased to a third-party on a long-term basis.

Item 3.              LEGAL PROCEEDINGS

     Registrant has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not, in the opinion of management of Registrant, have a material adverse effect on the consolidated financial statements of Registrant.

     Registrant was one of approximately 125 third-party defendants named in a third-party complaint dated February 19, 1993 in United States of America v. Davis et al., which is pending in the United States District Court for the District of Rhode Island. The third-party plaintiffs, who were named as defendants and potentially responsible parties in the Government's initial complaint, sought equitable contribution and indemnification in the event they were found liable for remediation costs relating to the removal of hazardous substances from a site located in Smithfield, Rhode Island. (Such costs initially were estimated by the Government to be $27.8 million, but most recent estimates of such costs appear to be in the $40 million range.) All but one of the third-party plaintiffs settled with the Government for a total of approximately $6 million, and a trial on the question of the remaining third-party plaintiff's liability to the Government resulted in an April 22, 1995 Memorandum and Order in which the Court found such plaintiff, United Technologies Corporation, liable as a "generator" of hazardous wastes deposited at the site. Thereafter, the Court permitted United Technologies Corporation to proceed with its claims against third parties. Approximately one-half of the third-party claims have been settled. The claim against Registrant was brought to trial in late spring 1998. The Court has not yet issued a decision.

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

     The following information, which appears in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, is hereby incorporated by reference in this Form 10-K: the high and low sales prices of Registrant's Common Stock for each quarterly period during the fiscal years 1998 and 1997 (Note 13, Page 61 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998).

     (b) Holders.

     On September 9, 1998, the approximate number of holders of Common Stock of Registrant was 6,895. The approximate number of holders is based upon the actual number of holders registered in the books of Registrant at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the number of shares of Registrant's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

     (c) Dividends.

     The amount of quarterly dividends during fiscal years 1998 and 1997 (Note 13, Page 61 of Registrant's Annual Report to Shareholders for the fiscal year ended June 30,
1998) is hereby incorporated by reference in this Form 10-K.

     (d) Sale of Unregistered Securities

     Registrant has sold no securities during the fiscal year ended June 30, 1998 that were not registered under the Securities Act of 1933.

Item 6.             SELECTED FINANCIAL DATA

     Registrant  hereby  incorporates by reference  in  this
Form  10-K,  Page  29  of  Registrant's  Annual  Report   to
Shareholders for the fiscal year ended June 30, 1998.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference in this Form 10-K, Pages 30 - 38 of Registrant's Annual Report to
Shareholders for the fiscal year ended June 30, 1998.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK

     Registrant  hereby  incorporates by reference  in  this
Form   10-K,   Page  35  and  Note 12   on  Pages  58-60  of
Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and the supplementary financial information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference in this Form 10-K: the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated July 31, 1998, and Pages 39-62 of said Annual Report, including Note 13, Page 61, which contains unaudited quarterly financial information.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     Registrant has not changed its public accounting firm within 24 months prior to June 30, 1998, the date of Registrant's most recent financial statements. There have been no unresolved disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                          PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS
                    OF THE REGISTRANT

     (a) Identification and Background of Directors.

     Registrant hereby incorporates by reference in this Form 10-K, Pages 1-3 of Registrant's Proxy Statement dated
September 9, 1998, in connection with its Annual Meeting of Shareholders to be held on October 15, 1998.

     (b) Identification of Executive Officers.

     The following is a list of Registrant's executive officers, their ages, and their positions and offices with the Registrant, as of September 9, 1998.

Name                  Age  Present Positions and Year First Elected

Noubar B. Afeyan       36  Vice President (1998)
Manuel A. Baez         56  Senior  Vice President and President,
                            Analytical Instruments Division (1996)
Peter Barrett          45  Vice President (1994), Executive Vice
                            President, Celera Genomics Corporation.(1998)
Ugo D. DeBlasi         36  Corporate Controller (1997)
Ronald D. Edelstein    49  Vice President and Chief
                            Information Officer (1998)
Elaine J. Heron        50  Vice President (1995),
                            General Manager Applied Biosystems (1998)
Michael W. Hunkapiller 49  Senior Vice President (1998);
                            President, PE Biosystems Division (1994)
Joseph  E. Malandrakis 53  Vice President (1993),
                            General Manager, PerSeptive Biosystems (1998)
William B. Sawch       43  Senior Vice President,
                            General Counsel and Secretary (1993)
Tony L. White          52  Chairman, President, and
                            Chief Executive Officer (1995)
Dennis L. Winger       50  Senior Vice President and
                            Chief Financial Officer (1997)

     Each of the foregoing named officers was either elected at the last organizational meeting of the Board of Directors held on October 16, 1997 or elected by the Board since that date. The term of each officer will expire on October 15, 1998, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

     (c) Identification of Certain Significant Employees.

     Not applicable.

     (d) Family Relationships.

     To the best of Registrant's knowledge and belief, there is no family relationship between any of Registrant's directors, executive officers, or persons nominated or chosen by Registrant to become a director or an executive officer.

     (e) Business Experience.

     With respect to the business experience of Registrant's directors and persons nominated to become directors, Registrant hereby incorporates by reference in this Report on Form 10-K Pages 1-3 of Registrant's Proxy Statement dated September 9, 1998, in connection with its Annual Meeting of Shareholders to be held on October 15, 1998. With respect to the executive officers of Registrant, each such officer has been employed by Registrant or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Dr. Afeyan, Mr. Baez, Mr. Edelstein, Dr. Heron, Mr. White, and Mr. Winger.

     Dr. Afeyan was elected Vice President of Registrant on February 19, 1998. Prior to his employment by Registrant in January 1998, Dr. Afeyan founded PerSeptive, a manufacturer of products for use in the discovery, development and production of biopharmaceutical products, in 1987. PerSeptive was acquired by Registrant in January 1998. Before founding PerSeptive, he served as Technology Transfer Officer for the Biotechnology Process Engineering Center at The Massachusetts Institute of Technology which conducts biotechnology research and education.

     Mr.   Baez   was  elected  Senior  Vice  President   of
Registrant on June 20, 1996. Prior to his employment by Registrant in June 1996, Mr. Baez was employed by Baxter International Inc., a manufacturer of health care products and instruments, for 22 years, most recently as Executive Vice President, International.

     Mr. Edelstein was elected Vice President of Registrant on June 18, 1998. Prior to his employment by Registrant in June 1998, Mr. Edelstein served as Vice President and Chief Information Officer of Witco Corporation, a manufacturer of specialty chemicals, for seven years.

     Dr. Heron was elected Vice President of Registrant on December 21, 1995. She was most recently appointed Vice President and General Manager of Registrant's Applied Biosystems business in July 1998. Previously Dr. Heron served as Vice President, Worldwide Sales, Service, and Marketing since December 1995. She had served as Vice President of Marketing at Affymetrix, Inc., a supplier of genetic analysis equipment, for the year prior to this appointment and previously was Director of Marketing for Applied Biosystems beginning in 1990.

     Mr. White was elected Chairman, President, and Chief Executive Officer of Registrant in September 1995. Prior to his joining Registrant, he was Executive Vice President and a member of the Office of the Chief Executive of Baxter International Inc. He also served as Group Vice President of Baxter International Inc. from 1986 to 1992. Mr. White is also a director of C.R. Bard, Inc. and Ingersoll-Rand Company.

     Mr. Winger was elected Senior Vice President and Chief Financial Officer on October 16, 1997. Prior to his employment by Registrant in September 1997, Mr. Winger was employed by Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy and combinatorial chemistry, where he was Senior Vice President, Finance and Administration, and Chief Financial Officer since 1989.

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

     (g)  Compliance  with Section 16(a) of  the  Securities
     Exchange Act of 1934.

     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Page 7 of Registrant's Proxy Statement dated September 9, 1998, in connection with its Annual Meeting of Shareholders to be held on October 15, 1998.

Item 11.            EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference in this Form 10-K, Pages 8-10 and 12-17 of Registrant's Proxy Statement dated September 9, 1998, in connection with its Annual Meeting of Shareholders to be held on October 15, 1998.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     Registrant hereby incorporates by reference in this Form 10-K, Page 6 of Registrant's Proxy Statement dated
September 9, 1998, in connection with its Annual Meeting of Shareholders to be held on October 15, 1998.

     (b) Security Ownership of Management.

     Information concerning the security ownership of management is hereby incorporated by reference to Pages 2-3 and 7 of Registrant's Proxy Statement dated September 9, 1998, in connection with its Annual Meeting of Shareholders to be held on October 15, 1998.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K

     (a) 1.  Financial Statements.

     The   following   consolidated  financial   statements,
together  with  the report thereon of PricewaterhouseCoopers
LLP   dated  July 31,  1998,   appearing on Pages  39-62  of
Registrant's

Annual   Report   to   Shareholders    for   the    fiscal
year ended June 30, 1998, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Shareholders for the fiscal year ended June 30, 1998 is not to be deemed filed as part of this report on Form 10-K.


                                                    Annual
                                     10-K Page      Report
                                        No.        Page No.
Consolidated Statements of
  Operations - fiscal years
  1998, 1997, and 1996................   --           39

Consolidated Statements of
  Financial Position at June 30,
  1998 and 1997.......................   --           40

Consolidated Statements of
  Cash Flows - fiscal years
  1998, 1997, and 1996................   --           41

Consolidated Statements of
  Shareholders' Equity - fiscal years
  1998, 1997, and 1996................   --           42

Notes to Consolidated Financial
  Statements..........................   --         43-61

Report of Management..................   --           62

Report of PricewaterhouseCoopers LLP..   --           62


     (a) 2. Financial Statement Schedule.

     The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Shareholders for the fiscal year ended June 30, 1998. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                   Annual
                                       10 -K       Report
                                      Page No.    Page No.

Report of Independent Accountants
  on Financial Statement Schedule        25          --

Schedule II - Valuation and
  Qualifying Accounts and
  Reserves                               26          --

      (a) 3. Exhibits.

 Exhibit
    No.

2(1) Agreement dated April 18, 1994 between Sulzer Inc. and The Perkin-Elmer Corporation, as amended through August 31, 1994 (incorporated by reference to Exhibit 2(4) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1994 (Commission file number 1-
       4389)).

2(2) Agreement and Plan of Merger, dated August 23, 1997, among the Registrant, Seven Acquisition Corp. and PerSeptive Biosystems, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the
       Corporation dated August 23, 1997 (Commission file number 1-4389)).

2(3) Stock Option Agreement, dated as of August 23, 1997, between the Company and PerSeptive Biosystems, Inc. (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated August 23, 1997 (Commission File No. 1-4389)).

3(i)   Restated  Certificate of Incorporation  of  the  Company
       (incorporated  by  reference  to  Exhibit  4.1  to   the
       Corporation's  Registration Statement on Form  S-3  (No.
       333-39549)).

3(ii) Amended and Restated By-laws of the Corporation, as amended through July 15, 1993 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1993 (Commission file number 1-4389)).

4(1) Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation, as amended July 20, 1995 (incorporated by reference to Exhibit 4(1) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1995 (Commission file number 1-
       4389)).

4(2) Amendment dated March 31, 1996 to the Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Corporation, as amended July 20, 1995 (incorporated by reference to Exhibit 4(2) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1997 (Commission file number 1-4389)).

4(3) Shareholder Protection Rights Agreement dated April 30, 1989, between The Perkin-Elmer Corporation and The First National Bank of Boston (incorporated by reference to
       Exhibit 4 to Current Report on Form 8-K of the Corporation dated April 20, 1989 (Commission file number 1-4389)).

10(1) The Perkin-Elmer Corporation 1984 Stock Option Plan for Key Employees, as amended through May 21, 1987
       (incorporated by reference to Exhibit 28(c) to Post Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-8 (No. 2-95451)).*

10(2) The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1988 (Commission file number 1-4389)).*

10(3) The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit
       99 to the Corporation's Registration Statement on Form S-
       8 (No. 33-50847)).*

10(4)  The  Perkin-Elmer Corporation 1996 Stock Incentive  Plan
       (incorporated  by  reference  to  Exhibit  99   to   the
       Corporation's  Registration Statement on Form  S-8  (No.
       333-15189)).*

10(5)  The   Perkin-Elmer  Corporation  1996   Employee   Stock
       Purchase Plan  (incorporated by reference to Exhibit  99
       to  the Corporation's Registration Statement on Form S-8
       (No. 333-15259)).*

10(6)  The  Perkin-Elmer Corporation 1997 Stock Incentive  Plan
       (incorporated  by  reference  to  Exhibit  99   to   the
       Company's  Registration Statement on Form S-8 (No.  333-
       38713)).*

10(7) PerSeptive Biosystems, Inc. 1989 Stock Plan, as amended August 1, 1991 (incorporated by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (Commission File No. 1-4389)).*

10(8) PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit
       4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission File No. 0-20032)).*

10(9)  Molecular  Informatics, Inc. 1997 Equity Ownership  Plan
       (incorporated  by  reference  to  Exhibit  99   to   the
       Corporation's  Registration Statement on Form  S-8  (No.
       333-42683)).*

10(10) Agreement dated September 12, 1995, between Registrant and Tony L. White (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(11) Agreement  dated  June 3, 1996, between  Registrant  and
       Manuel A. Baez (incorporated by reference to Exhibit 10(10) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10(12) Deferred Compensation Contract dated September 15, 1994, between Registrant and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(7) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-
       4389)).*

10(13) Change  of  Control Agreement dated September  12,  1995 between Registrant and Tony L. White (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(14) Employment  Agreement dated November 16,  1995,  between
       Registrant and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Corporation for fiscal year ended June 30, 1996 (Commission file number 1-4389)).*

10(15) Employment  Agreement  dated  June  20,  1996,   between
       Registrant and Manuel A. Baez (incorporated by reference to Exhibit 10(14) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10(16) Employment  Agreement dated November 16,  1995,  between
       Registrant and William B. Sawch.*

10(17) Employment  Agreement dated September 25, 1997,  between
       Registrant and Dennis L. Winger.*

10(18) Letter Agreement dated June 24, 1997, between Registrant and Dennis L. Winger.*

10(19) Deferred  Compensation  Contract  dated  July  15,  1993 between Registrant and William B. Sawch.*

10(20) Pledge  Agreement and Promissory Note between Registrant and Michael W. Hunkapiller (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 1996 (Commission file number 1-4389)).

10(21) Contingent  Compensation Plan for Key Employees  of  The
       Perkin-Elmer Corporation, as amended through August 1, 1990 (incorporated by reference to Exhibit 10(5) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1992 (Commission file number 1-4389)).*

10(22) The  Perkin-Elmer  Corporation  Supplemental  Retirement
       Plan as amended through August 1, 1991 (incorporated by reference to Exhibit 10(6) to Annual Report on Form 10-K of the Corporation for the fiscal year ended July 31, 1991 (Commission file number 1-4389)).*

10(23) The  Excess Benefit Plan of The Perkin-Elmer Corporation
       dated August 1, 1984, as amended through June 30, 1993 (incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1993 (Commission file number 1-
       4389)).*

10(24) 1993  Director Stock Purchase and Deferred  Compensation
       Plan as amended June 19, 1997 (incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10(25) The  Division  Long-Term Incentive Plan of  The  Perkin-
       Elmer Corporation dated July 1, 1996 (incorporated by reference to Exhibit 10(20) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10(26) The  Performance  Unit Bonus Plan  of  The  Perkin-Elmer
       Corporation (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10(27) The   Estate   Enhancement  Plan  of  The   Perkin-Elmer
       Corporation (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).

10(28) Deferred  Compensation  Plan, as  amended  and  restated
       effective  as  of  January  1,  1998   (incorporated  by
       reference  to  Exhibit  4 to the Company's  Registration
       Statement on Form S-8 (No. 333-45187)).*

11 Computation of Net Income (Loss) per Share for the three years ended June 30, 1998 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Shareholders for the fiscal year ended June 30, 1998).

13 Annual Report to Shareholders for 1998 (to the extent incorporated herein by reference).

21     List of Subsidiaries.

23     Consent of PricewaterhouseCoopers LLP.

27     Financial Data Schedule.

*  Management contract or compensatory plan or arrangement.


Note:   None of the Exhibits listed in Item 14(a)  3  above,
except Exhibit 23, is included with this Form 10-K Annual Report. Registrant will furnish a copy of any such Exhibit upon written request to the Secretary at the address on the cover of this Form 10-K Annual Report accompanied by payment of $3.00 U.S. for each Exhibit requested.


     (b) Reports on Form 8-K.

     Registrant filed  Amendment No. 1 to Form 8-K on  April
6,  1998,  responding to Items 2 and 7  on  Form  8-K  dated
January  22,  1998.   The amendment included  the  following
financial statements:


Consolidated Balance Sheets at December 27, 1997 and September
        30, 1997

Consolidated Statements of Operations for the Three months ended
        December 27, 1997 and December 28, 1996

Consolidated Statements of Cash Flows for the Three months ended
        December 27, 1997 and December 28, 1996

Notes to Unaudited Consolidated Financial Statements

Introduction to Unaudited Pro Forma Condensed Combined Financial
        Statements

Unaudited Pro Forma Condensed Combined Statements of Financial
        Position at December 31, 1997

Unaudited Pro Forma Condensed Combined Statements of Operations for the Six months ended December 31, 1997

Unaudited Pro Forma Condensed Combined Statements of Operations for the Six months ended December 31, 1996

Unaudited Pro Forma Condensed Combined Statements of Operations for the fiscal years ended June 30, 1997, 1996 and 1995

Notes to Unaudited Pro Forma Condensed Combined Financial
        Statements

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

Date:  September 21, 1998


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.





/s/ Tony L. White                September 22, 1998
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/ Dennis L. Winger             September 21, 1998
Dennis L. Winger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Ugo D. DeBlasi               September 22, 1998
Ugo D. DeBlasi
Corporate Controller
(Principal Accounting Officer)


/s/ Joseph F. Abely, Jr.         September 16, 1998
Joseph F. Abely, Jr.
Director

/s/ Richard H. Ayers             September 17, 1998
Richard H. Ayers
Director


/s/ Jean-Luc Belingard           September 17, 1998
Jean-Luc Belingard
Director


/s/ Robert H. Hayes              September 17, 1998
Robert H. Hayes
Director


/s/ Georges C. St. Laurent, Jr.  September 16, 1998
Georges C. St. Laurent, Jr.
Director


/s/ Carolyn W. Slayman           September 17, 1998
Carolyn W. Slayman
Director


/s/ Orin R. Smith                September 17, 1998
Orin R. Smith
Director

              REPORT OF INDEPENDENT ACCOUNTANTS
               ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of The Perkin-Elmer Corporation


     Our audits of the consolidated financial statements referred to in our report dated July 31, 1998, appearing on Page 62 of the 1998 Annual Report to Shareholders of The Perkin-Elmer Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Stamford, Connecticut
July 31, 1998

                THE PERKIN-ELMER CORPORATION
       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
  FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997, AND 1996

(Amounts in thousands)

                                                 ALLOWANCE FOR
                                               DOUBTFUL ACCOUNTS


Balance at June 30,1995........................    $ 10,648

Charged to income in fiscal year 1996..........       2,365

Deductions from reserve in fiscal year 1996....      (3,782)

Balance at June 30, 1996.......................       9,231

Charged to income in fiscal year 1997..........       1,187

Deductions from reserve in fiscal year 1997....      (3,011)

Balance at June 30, 1997 (1)...................       7,407

Charged to income in fiscal year 1998..........       4,673

Acquired businesses (2)........................         495

Deductions from reserve in fiscal year 1998....      (3,298)

Balance at June 30, 1998 (1)...................    $  9,277


(1)  Deducted in the Consolidated Statements of Financial
       Position from accounts receivable.
(2)  See Note 2 to the Consolidated Financial Statements.








                         SCHEDULE II

             CONSENT OF INDEPENDENT ACCOUNTANTS



     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-39549) and Form S-8 (Nos. 2-95451, 33-25218, 33-44191, 33-50847, 33-
50849,  33-58778,  333-15189,  333-152259,  333-38713,  333-
38881,   333-42683,  and  333-45187) of   The   Perkin-Elmer
Corporation of our report dated July 31, 1998, appearing on page 62 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 25 of this Form 10-K.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP







Stamford, Connecticut
September 25, 1998





















                         EXHIBIT 23

                       EXHIBIT INDEX
   Exhibit
    Number              Description

   10(16) Employment Agreement dated November 16, 1995, between Registrant and William B. Sawch.

   10(17) Employment Agreement dated September 25, 1997, between Registrant and Dennis L. Winger.

   10(18) Letter Agreement dated June 24, 1997, between Registrant and Dennis L. Winger.

   10(19) Deferred Compensation Contract dated July 15, 1993 between Registrant and William B. Sawch.

     13    Annual Report to Shareholders for the fiscal year
            ended June 30, 1998 (to the extent incorporated herein by reference).

     21    List of Subsidiaries.

     23    Consent of PricewaterhouseCoopers LLP.

     27    Financial Data Schedule.