Form 10-Q
period 1998-09-30
PERKIN ELMER CORP
filed 1998-11-16
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            ____________

                              FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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


Number of shares outstanding of Common Stock, par value $1 per share, as of November 10, 1998: [49,803,911]

                    THE PERKIN-ELMER CORPORATION

                                INDEX




Part I.  Financial Information                                       Page


       Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 1998 and 1997                 1


       Condensed Consolidated Statements of Financial Position at
       September 30, 1998 and June 30, 1998                           2


       Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended September 30, 1998 and 1997                 3


       Notes to Unaudited Condensed Consolidated Financial Statements 4

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  11



Part II.  Other Information                                           21

                      THE PERKIN-ELMER CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
            (Amounts in thousands except per share amounts)


                                                  Three months ended
                                                     September 30,

                                                  1998            1997

Net revenues                                 $   375,785     $   322,707
Cost of sales                                    184,143         165,311

Gross margin                                     191,642         157,396

Selling, general and administrative              117,390         100,923
Research, development and engineering             47,002          31,516
Merger-related costs                                 938

Operating income                                  26,312          24,957
Gain on investment                                                   845
Interest expense                                     802           1,275
Interest income                                      490           2,358
Other income, net                                  1,707             373

Income before income taxes                        27,707          27,258

Provision for income taxes                         7,590           5,837
Minority interest                                  3,108

Net income                                   $    17,009     $    21,421

Net income per share
Basic                                        $       .34     $       .45
Diluted                                      $       .34     $       .43

Average shares outstanding
Basic                                             49,377          48,081
Diluted                                           50,429          50,165

Dividends per share                          $       .17      $      .17



See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.

                      THE PERKIN-ELMER CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (Dollar amounts in thousands)

                                                At September 30,   At June 30,
                                                    1998              1998

Assets                                           (unaudited)
Current assets
  Cash and cash equivalents                      $    71,848       $    82,865
  Short-term investments                                                 1,226
  Accounts receivable, net                           376,382           374,898
  Inventories                                        257,171           240,031
  Prepaid expenses and other current assets           97,881            97,116
Total current assets                                 803,282           796,136

Property, plant and equipment, net                   285,084           258,800

Other long-term assets                               274,768           279,538

Total assets                                     $ 1,363,134       $ 1,334,474
                                                                  .
Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                  $    58,794       $    12,099
  Accounts payable                                   125,081           165,289
  Accrued salaries and wages                          46,602            48,999
  Accrued taxes on income                             80,598            79,860
  Other accrued expenses                             200,263           201,898
Total current liabilities                            511,338           508,145

  Long-term debt                                      29,650            33,726
  Other long-term liabilities                        192,981           184,598
Total liabilities                                    733,969           726,469

Minority interest                                     49,177            43,757

Shareholders' equity
  Capital stock                                       50,148            50,148
  Capital in excess of par value                     376,880           379,974
  Retained earnings                                  197,656           190,966
  Accumulated other comprehensive income              (7,328)           (9,513)
  Treasury stock, at cost                            (37,368)          (47,327)

Total shareholders' equity                           579,988           564,248

Total liabilities and shareholders' equity       $ 1,363,134       $ 1,334,474

 See accompanying Notes to Unaudited Condensed Consolidated
 Financial Statements.

                      THE PERKIN-ELMER CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                     (Dollar amounts in thousands)
                                                            Three months ended
                                                                September 30,
                                                           1998          1997
 Operating Activities
 Net income                                             $  17,009   $   21,421
 Adjustments to reconcile net income to net
   cash used by operating activities:
     Depreciation and amortization                         13,340        9,702
     Long-term compensation programs                          939        1,382
     Deferred income taxes                                 (1,896)        (961)
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                        7,022          774
     Increase in inventories                              (12,043)     (13,508)
     Increase in prepaid expenses and other assets         (2,390)     (15,033)
     Decrease in accounts payable and other liabilities   (42,951)     (22,375)

 Net cash used by operating activities                    (20,970)     (18,598)

 Investing Activities
 Additions to property, plant and equipment
   (net of disposals of $695 and $1,152, respectively)    (43,098)     (32,943)
 Acquisitions/investments, net                                          (7,238)
 Proceeds from the sale of assets, net                     14,301        4,195
 Proceeds from the collection of note receivable                         9,673

 Net cash used by investing activities                    (28,797)     (26,313)

 Financing Activities
 Net change in loans payable                               43,837        4,327
 Principal payments on long-term debt                      (5,297)
 Dividends                                                 (8,396)      (7,454)
 Proceeds from stock issued for stock plans                 6,375        2,889

 Net cash provided (used) by financing activities          36,519         (238)

 Elimination of PerSeptive results from
   July 1, 1997 to September 30, 1997                                    2,590
 Effect of exchange rate changes on cash                    2,231        1,020

 Net change in cash and cash equivalents                  (11,017)     (41,539)

 Cash and cash equivalents beginning of period             82,865      213,028

 Cash and cash equivalents end of period                $  71,848   $  171,489


 See accompanying Notes to Unaudited Condensed Consolidated
 Financial Statements.

                    THE PERKIN-ELMER CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in The Perkin-Elmer Corporation's (the Company's) 1998 Annual Report to Shareholders. Significant accounting policies disclosed therein have not changed.

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

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The provisions of this statement require disclosure of total comprehensive income within the condensed financial statements of interim periods and additional disclosures of the components of comprehensive income on an annual basis. Total comprehensive income includes net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustment.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2000. The Company is currently analyzing the statement to determine the impact, if any, on the consolidated financial statements.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

PerSeptive Biosystems, Inc. The merger (the Merger) of Seven Acquisition Corp., a wholly-owned subsidiary of the Company into PerSeptive Biosystems, Inc., a Delaware corporation (PerSeptive), was consummated on January 22, 1998, and PerSeptive became a wholly-owned subsidiary of the Company on that date. PerSeptive develops, manufactures, and markets an integrated line of proprietary consumable products and advanced instrumentation systems for the purification, analysis, and synthesis of biomolecules. The Merger qualified as a tax free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's financial results have been restated to include the combined operations.

Tecan AG. The Company acquired a 14.5% interest and approximately 52% of the voting rights in Tecan AG (Tecan) in December 1997. Tecan is a world leader in the development and manufacturing of automated sample processors, liquid handling systems, and microplate photometry. Used in research, industrial, and clinical markets, these products provide automated solutions for pharmaceutical drug discovery, molecular biology, genomic testing, and clinical diagnostics. The acquisition cost was $53.2 million in cash and was accounted for as a purchase with a minority interest of $41.3 million. The excess purchase price over the fair market value of the underlying assets was $46.2 million and is being amortized over 15 years. The net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The pro forma effect of the acquisition on the Company's consolidated financial statements was not significant.

Hyseq,  Inc.  The Company entered into a strategic partnership  with
Hyseq, Inc. (Hyseq), acquiring a minority equity interest for an initial cash investment of $5.0 million, during the fourth quarter of fiscal 1997. Hyseq applies proprietary DNA array technology to develop gene-based therapeutic product candidates and diagnostic products and tests. In the first quarter of fiscal 1998, the Company increased its investment by $5.0 million.

DISPOSITIONS (SALE OF INVESTMENTS)

Millennium Pharmaceuticals, Inc. During the first quarter of fiscal 1998, the Company recorded a before-tax gain of $.8 million in connection with the release of a previously existing contingency on shares of Millennium Pharmaceuticals, Inc. (Millennium) common stock.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income on the statements of financial position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three month period ended September 30, 1998 and 1997 is presented in the following table:

(Dollar amounts in millions)               Three months ended
                                             September 30,
                                            1998      1997
Net income                                 $ 17.0    $ 21.4
Other comprehensive income:
  Foreign currency translation adjustment     6.2      (2.7)
  Unrealized loss on investments, net        (4.0)
Other comprehensive income                    2.2
Comprehensive income                       $ 19.2    $ 18.7

NOTE 5 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three month period ended September 30, 1998 and 1997:

(Amounts in thousands                           Three months ended
   except per share amounts)                        September 30,
                                                 1998       1997
Weighted average number of common
  shares used in the calculation of
  basic earnings per share                      49,377     48,081

Common stock equivalents                         1,052      2,084

Shares used in the calculation of
  diluted earnings per share                    50,429     50,165


Net income used in the calculation
  of basic and diluted earnings per share     $ 17,009   $ 21,421


Net income per share
Basic                                         $    .34   $    .45
Diluted                                       $    .34   $    .43


Options and warrants to purchase 1.4 million and .1 million shares of the Company's common stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                  September 30, June 30,
                                                  1998       1998
Raw materials and supplies                    $   59.4   $   62.6
Work-in-process                                   14.3       16.9
Finished products                                183.5      160.5
Total inventories                             $  257.2   $  240.0

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows:

(Dollar amounts in millions)                   Three months ended
                                                  September 30,
                                                   1998      1997
Interest                                      $     .6   $    1.6
Income taxes                                  $    5.7   $   10.8


NOTE 8 - FINANCIAL INSTRUMENTS

The Company utilizes foreign exchange forward, option, and synthetic forward contracts and an interest rate swap agreement to manage foreign currency and interest rate exposures. The principal objective of these contracts is to minimize the risks and/or costs associated with global financial and operating activities. The Company does not use derivative financial instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives.

At September 30, 1998 and June 30, 1998, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the table below:

(Dollar amounts in millions)  September 30, 1998      June 30, 1998
                            Sale      Purchase     Sale      Purchase
Japanese Yen               $ 115.5     $  7.1    $ 109.2     $   -
French Francs                 23.3                  28.3         .2
Australian Dollars             8.9                  10.8
German Marks                  23.2        1.5       28.3        1.9
Italian Lira                  34.6                  38.0        1.4
British Pounds                27.4       14.9       29.2       19.6
Swiss Francs                   9.1        3.5       10.5        4.0
Swedish Krona                  9.5                  11.9
Danish Krona                   7.4                  10.3
Other                         38.0        3.8       44.7        5.1
Total                      $ 296.9     $ 30.8    $ 321.2     $ 32.2


NOTE 9 - RESTRUCTURING AND OTHER MERGER COSTS

Fiscal  1998.   During  fiscal 1998, the Company  recorded  a  $48.1
million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the acquisition. The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. This charge included: $33.9 million
for   restructuring  the  combined  operations;  $8.6  million   for
transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines. Additional non-recurring acquisition costs
of   $1.5   million  for   training,  relocation,   and
communication were recognized as period expenses in the third and fourth quarters of fiscal 1998, and classified as other merger-related costs. During fiscal 1999, the Company recorded $.9 million of additional merger-related costs as part of this plan. The Company
expects  to  incur  approximately   $5.5  million to $7.5 million of
additional   merger-related   costs for  training,  relocation,  and
communication over the remaining quarters of fiscal 1999. These costs will be recognized as period expenses when incurred and will be classified as other merger-related costs.

The $33.9 million restructuring charge includes $13.8 million for severance-related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset-related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations. These restructuring actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition-related investment banking and professional fees. As of September 30, 1998 approximately 32 employees were separated under the plan, and the actions are proceeding as planned.

The following table details the major components of the fiscal 1998 restructuring plan:

                                                  Facility
                                             Consolidation
                                                 and Asset
(Dollar amounts in millions)                       Related
                                     Personnel  Write-offs    Total

Provision
Reduction of excess
  European manufacturing capacity       $  5.1    $  11.7   $  16.8
Consolidation of sales
   and administrative support              8.7        3.2      11.9
Other                                                 5.2       5.2
Total provision                         $ 13.8    $  20.1   $  33.9


Fiscal 1998 activity
Reduction of excess
  European manufacturing capacity       $    -    $    .4   $    .4
Consolidation of sales
   and administrative support               .3        1.2       1.5
Other                                                 5.1       5.1
Total fiscal 1998 activity              $   .3    $   6.7   $   7.0

Fiscal 1999 activity
Reduction of excess
  European manufacturing capacity       $    -    $   3.6   $   3.6
Consolidation of sales
   and administrative support              2.1         .5       2.6
Other                                        -         .1        .1
Total fiscal 1999 activity              $  2.1    $   4.2   $   6.3


Balance at September 30, 1998
Reduction of excess
  European manufacturing capacity       $  5.1    $   7.7   $  12.8
Consolidation of sales
   and administrative support              6.3        1.5       7.8
Other                                        -          -        -
Balance at September 30, 1998           $ 11.4    $   9.2   $  20.6



Fiscal 1997. During the fourth quarter of fiscal 1997, the Company announced a follow-on phase to the Analytical Instrument Division's profit improvement program begun by the Company in fiscal 1996. The cost for this action was $24.2 million before-tax and included $19.4 million for costs focused on further improving the operating efficiency of manufacturing facilities in the United States, Germany, and the United Kingdom. These actions were designed to help transition the Analytical Instruments Division from a highly vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. The restructuring charge also included $4.8 million to finalize the consolidation of sales and administrative support, primarily in Europe, where seventeen facilities were closed.

The workforce reductions under this plan totaled approximately 285 employees in production labor and 25 employees in sales and administrative support. The charge included $11.9 million for severance-related costs. The $12.3 million provided for facility consolidation and asset-related write-offs included $1.2 million for lease termination payments and $11.1 million for the write-off of machinery, equipment, and tooling associated with those functions to be outsourced.

The following table details the major components of the fiscal 1997 restructuring provision:
                                                  Facility
                                             Consolidation
                                                 and Asset
(Dollar amounts in millions)                       Related
                                     Personnel  Write-offs    Total
Provision
Changes in manufacturing operations     $  9.6    $   9.8   $  19.4
Consolidation of sales and
  administrative support                   2.3        2.5       4.8
Total provision                         $ 11.9    $  12.3   $  24.2

Fiscal 1997 activity
Changes in manufacturing operations     $   .1    $   4.6   $   4.7
Consolidation of sales and
  administrative support
Total fiscal 1997 activity              $   .1    $   4.6   $   4.7


Fiscal 1998 activity
Changes in manufacturing operations     $   7.8    $  4.9   $  12.7
Consolidation of sales and
  administrative support                    1.3       1.1       2.4
Total fiscal 1998 activity              $   9.1    $  6.0   $  15.1

Fiscal 1999 activity
Changes in manufacturing operations     $   1.4    $    -   $   1.4
Consolidation of sales and
  administrative support                     .1        .1        .2
Total fiscal 1999 activity              $   1.5    $   .1   $   1.6

Balance at September 30, 1998
Changes in manufacturing operations     $    .3    $   .3   $    .6
Consolidation of sales and
  administrative support                     .9       1.3       2.2
Balance at September 30, 1998           $   1.2    $  1.6   $   2.8


NOTE 10 - GOODWILL

At September 30, 1998 and June 30, 1998, other long-term assets included goodwill, net of accumulated amortization, of $83.1 million and $84.5 million, respectively. Accumulated amortization of goodwill was $18.8 and $17.4 million at September 30, 1998 and June 30, 1998, respectively.

                    THE PERKIN-ELMER CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included on pages 1-10 of this report, and "Management's Discussion and Analysis" appearing on pages 30 - 38 of the Company's 1998 Annual Report to Shareholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.


EVENTS IMPACTING COMPARABILITY

Acquisitions and investments. On January 22, 1998, The Perkin-Elmer Corporation (the Company) acquired PerSeptive Biosystems, Inc. (PerSeptive). The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial results have been restated to include the combined operations (see Note 3).

The Company acquired a 14.5% interest and approximately 52% of the voting rights in Tecan AG (Tecan) during the second quarter of fiscal 1998. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Tecan have been included in the Company's consolidated financial statements since the date of acquisition (see Note 3).

Merger-related  costs.   The Company incurred merger-related  period
costs of $.9 million in the first quarter of fiscal 1999 in connection with the integration of PerSeptive into the Company (see
Note 9).

Gain on investment. The first quarter of fiscal 1998 included a before-tax gain of $.8 million, or $.02 per diluted share after-tax, related to the release of contingencies on a minority equity investment (see Note 3).


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company reported net income of $17.0 million, or $.34 per diluted share, for the first quarter of fiscal 1999 compared with net income of $21.4 million, or $.43 per diluted share, for the first quarter of fiscal 1998. Excluding the $.9 million of merger-related costs incurred in the first quarter of fiscal 1999, net income for the quarter decreased 17.4% compared with the prior year. The effects of foreign currency translation reduced fiscal 1999 first quarter net income by approximately $3.0 million, or $.06 per diluted share. Excluding the merger-related costs and the effects of currency translation, net income for the first quarter of fiscal 1999 decreased approximately 3% compared with the first quarter of fiscal 1998.

Net  revenues  were $375.8 million for the first quarter  of  fiscal
1999 compared with $322.7 million for the first quarter of fiscal 1998, an increase of 16%. Excluding the results of Tecan, which were not included in the first quarter of the prior year, revenues increased 8%. The effects of foreign currency translation decreased net revenues by approximately $9 million, or 3%, in the quarter compared with the prior year, as the U.S. dollar remained strong against most Far Eastern currencies. Geographically, excluding Tecan, the Company reported revenue growth of 17% and 11% in the United States and Europe, respectively, compared with the prior year. This growth was partially offset by a decline of 14% in the Far East and 13% in Latin America and other markets. Excluding the effects of currency translation and Tecan, revenues in the Far East would have increased approximately 2%, and Latin America and other markets would have decreased approximately 4% compared with the first quarter of the prior year. Economic instability in these regions, specifically in the Analytical Instruments business, was the primary contributor to the decline in Latin America and modest growth in the Far East.

On a business segment basis, net revenues of PE Biosystems increased 31% to $249.3 million in the first quarter of fiscal 1999. Excluding Tecan and the negative effects of currency translation, revenues increased 19% compared with the prior year, primarily reflecting the continued growth in the genetic analysis and polymerase chain reaction (PCR) product offerings. In particular, revenues for reagents that support our genetic analysis systems increased 81%. Increased contract and licensing revenues of $5.4 million also contributed to the year-to-year growth. Geographically, excluding Tecan, revenues and orders were particularly strong in the United States and Europe, as revenues increased 24% and 18% over the prior year, partly as a result of higher product demand from pharmaceutical research companies. Revenues in Latin America and other markets increased 25%, while revenues in the Far East declined 9% compared with the prior year. Excluding Tecan and the negative effects of currency translation, revenues in the Far East would have increased approximately 7% compared with the prior year. The Company introduced several significant new products and systems during the first quarter. Among these introductions were the ultra high-throughput ABI PRISM(TM) 3700 DNA Analyzer. Shipments of the system to early - access customers and Celera Genomics are expected to begin during the second quarter of fiscal 1999. Other significant new instrument systems and services introduced during the quarter included: several applied genetic analysis kits, including one for HIV profiling; high-throughput drug discovery screening services through Tropix; and FMAT, a new bioassay system to detect cells in vitro for drug discovery, which was developed in collaboration with Biometric Imaging, Inc. These products began generating revenues late in the quarter and the Company expects these products to contribute to revenues over the remainder of fiscal 1999.

Net revenues for Analytical Instruments were $126.5 million compared with $131.7 million reported in the prior year's first quarter. The effects of foreign currency translation reduced revenues by approximately $4 million, or 3%. Revenues increased 4% in Europe, offset by declines of 2% in North America, 21% in the Far East and 27% in Latin America and other markets. Excluding the effects of currency, revenues in the Far East, and Latin America and other markets declined approximately 6%, and 18% respectively. Growth in chromatography products was more than offset by decreased revenues in inorganic and organic products. Also, softness in the emerging market of Latin America and continued difficulties in the Pacific Rim contributed to the sales volume weakness.

During the quarter, the Company announced it had engaged Warburg Dillon Read LLC to explore strategic alternatives for the Analytical Instruments Division. Options to be explored include selling the business, spinning it off as a separate company, or retaining it as part of the Company. The Company believes this announcement may have had a negative effect on revenue growth in the quarter.

Gross margin as a percentage of net revenues was 51.0% in the first quarter of fiscal 1999 compared with 48.8% in the first quarter of fiscal 1998. This was primarily the result of a change in product mix for PE Biosystems. Higher unit sales of reagents to support genetic analysis systems and increased royalty and contract licensing revenues were the primary contributors. Continued growth in instrument sales of higher margin genetic analysis product offerings was also a factor. These changes helped offset a decline in Analytical Instruments' gross margin, which was primarily a result of product mix and volume shortfalls in Latin America and Pacific Rim markets.

Selling,  general  and  administrative (SG&A) expenses  were  $117.4 million in the first quarter of fiscal 1999 compared with $100.9 million in the first quarter of fiscal 1998. The 16.3% increase in expenses, or 8.1% excluding Tecan, was due to higher planned expenses for PE Biosystems and expenses associated with establishing facilities and staff for Celera Genomics. As a percentage of net revenues, SG&A expense was 31% in both fiscal periods.

Research, development and engineering (R&D) expenses of $47.0 million increased 49% over the prior year from $31.5 million. Excluding Tecan, R&D expenses increased 39% compared with the prior year reflecting a 47% increase at PE Biosystems and an 18% increase at Analytical Instruments. Excluding Tecan, PE Biosystems' R&D
expense accounted for 72% of the Company's R&D expense. R&D investments were increased to a higher level during the quarter, in part to support new life science product launches in fiscal 1999 and to accelerate new product development. Comparative increases in these expenses should moderate over future quarters. As a percentage of net revenues, the Company's R&D expenses increased to 12.5% compared with 9.8% for the prior year.

The Company incurred merger-related costs of $.9 million in the first quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company (see Note 9). Additional merger-related period costs of $5.5 million to $7.5 million are expected to be incurred through the remaining quarters of fiscal 1999.

Operating income increased to $26.3 million for the first quarter of fiscal 1999 compared with $25.0 million for the prior year. Excluding Tecan, the merger-related costs of $.9 million, and the effects of currency translation, operating income increased 7% compared with the prior year. The effects of currency translation decreased operating income by approximately $4 million compared with the prior year.

Operating profits for PE Biosystems, excluding Tecan, increased 26%. Excluding the effects of currency translation, operating income increased 36%, benefiting from higher gross margin and lower SG&A expenses as a percentage of net revenues, as progress continues on the integration of businesses acquired during fiscal year 1998. The PE Biosystems increase was partially offset by $3.6 million in operating expenses associated with Celera Genomics. Analytical Instruments reported a small loss for the first quarter of fiscal 1999 compared with modest profit for the prior year. The Company believes the decision to explore strategic alternatives for the division may have had a negative effect on revenue growth, and the decline in gross margin contributed to the decrease in profitability during the quarter.

Interest expense was $.8 million for the first quarter of fiscal 1999 compared with $1.3 million for the prior year.This decrease was primarily due to the refinancing of PerSeptive's 8 1/4% Convertible

Subordinated  Notes together  with slightly   lower outstanding debt
balances  and  lower   average   interest  rates.Interest income was
$.5 million for the first quarter of fiscal 1999 compared with $2.4 million for the prior year, primarily because of lower cash balances, as well as from lower interest rates.

Other income, net for the first quarter of fiscal 1999 was $1.7 million, primarily related to a legal settlement, compared with other income, net of $.4 million for the prior year.

The Company's effective tax rate was 27.4% for the first quarter of fiscal 1999 compared with 21.4% for the prior year. Excluding Tecan in fiscal 1999, the effective income tax rate was 26%. The income tax rate for the first quarter of fiscal 1998 was favorably affected by finalization of certain outstanding tax matters resulting in a one-time rate decrease.

Minority interest expense of $3.1 million was recognized in the first quarter of fiscal 1999 relating to the Company's 14.5% financial interest in Tecan.


MARKET RISK

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. The Company derived approximately 53% of its revenues from countries outside of the United States for the quarter ended September 30, 1998. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

As more fully described in Note 8 and the Company's 1998 Annual Report to Shareholders, the Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivatives. The Company does not use derivative financial instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives.

The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to its outstanding hedge contracts and associated exposures. As of September 30, 1998, the analysis indicated that such a market movement would not have had a material effect on the Company's consolidated financial position, results of operations, or cash flows. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and the Company's actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, the Company executed an interest rate swap in conjunction with its entering into a five-year Japanese Yen debt obligation. Based on the Company's overall interest rate exposure at September 30, 1998, including derivative and other interest rate sensitive instruments, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

FINANCIAL RESOURCES AND LIQUIDITY

Significant Changes in The Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $71.8 million at September 30, 1998 compared with $82.9 million at June 30, 1998, and total debt of $88.4 million at September 30, 1998 compared with $45.8 million at June 30, 1998. Working capital was $291.9 million at September 30, 1998 compared with $288.0 million at June 30, 1998. Debt to total capitalization increased to 13% at September 30, 1998 from 8% at June 30, 1998 as a result of an increase in loans payable to fund current operating requirements.

Accounts payable decreased $40.2 million to $125.1 million at September 30, 1998 from $165.3 million at June 30, 1998. Payments for higher purchases incurred during the fourth quarter of fiscal 1998, which were made to support increased production and operating requirements, contributed to the decrease.

Condensed Consolidated Statements of Cash Flows. Net cash used by operating activities was $21.0 million for the first three months of fiscal 1999 compared with $18.6 million for the same period in fiscal 1998. For the first three months of fiscal 1999, lower net income related cash flow and higher payments to suppliers were partially offset by lower accounts receivable and prepaid expenses, primarily from the collection of non-trade receivables.

Net cash used by investing activities was $28.8 million for the first three months of fiscal 1999 compared with $26.3 million for the first three months of fiscal 1998. In the first quarter of fiscal 1999, the Company generated $14.3 million in net cash proceeds from the sale of certain non-operating assets, compared with $13.9 million in the prior year from the sale of certain non-operating assets and the collection of a note receivable. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $43.8 million, which included $9.5 million related to improvement of the Company's information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane. The fiscal 1998 cash proceeds were more than offset by capital expenditures of $34.1 million, primarily related to improvement of the Company's information technology infrastructure, and $7.2 million related to various investments and collaborations.

Net cash provided by financing activities was $36.5 million in the first quarter of fiscal 1999 compared with a net cash use of $.2 million in the prior period. In the first quarter of fiscal 1999, the Company received $6.4 million in proceeds from employee stock option plan exercises compared with $2.9 million in fiscal 1998. Loans payable increased $43.8 million in the first quarter of fiscal 1999 compared with an increase of $4.3 million for the prior year.


YEAR 2000

In fiscal 1997, the Company initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on its existing internal computer systems, including embedded and process-control systems, product offerings, and significant suppliers. The purpose of this program is to ensure the event does not have a material adverse effect on the Company's business operations.

Regarding the Company's existing internal computer systems, the program involves a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement of applications developed in-house. Replacement projects are currently underway, and are anticipated to be substantially completed for all business-critical systems in the United States by December 31, 1998, and worldwide by December 31, 1999. The program includes replacement of applications that, for reasons other than Year 2000 noncompliance, had been previously selected for replacement. The replacement projects, which began in fiscal 1997, are expected to offer improved functionality and commonality over current systems, while at the same time addressing the Year 2000 problem.

With respect to the Company's current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. Significant progress has been made in each of these three phases and the Company expects its current product offerings to be Year 2000 compliant by December 31, 1999. A substantial portion of the Company's current product offerings are Year 2000 compliant.

The program also addresses the Year 2000 compliance efforts of the Company's significant suppliers, vendors, and third-party interface systems. As part of this analysis, the Company is seeking written assurances from these suppliers, vendors, and third parties that they will be Year 2000 compliant. While the Company has begun such efforts, there can be no assurance that the systems of other companies with which the Company deals, or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on the Company. The Company has not fully determined the extent to which the Company's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant.

The Company's preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems, production and facilities equipment. The redirection of spending to implement Year 2000 compliance plans may in some instances delay productivity improvements.

The Company has also engaged a consulting firm to provide periodic assessments of the Company's Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, the Company has created a Year 2000 business continuity planning team to review and develop, by April 1999, business contingency plans to address any issues that may not be corrected by implementation of the Company's Year 2000 compliance plan in a timely manner. If the Company is not successful in implementing its Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing such changes, the Year 2000 problem could have a material adverse effect on the Company's consolidated results of operations and financial condition.

At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case Year 2000 scenario would be the failure of significant suppliers and vendors to have corrected their own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its significant suppliers or vendors are unlikely to be able to resolve their own Year 2000 issues, the Company's contingency plan would include seeking additional sources of supply.

EURO CONVERSION

A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legal currency.

The Company is currently evaluating the impact the euro conversion may have on its computer and financial systems, business processes, market risk, and price competition. The Company does not expect this conversion to have a material impact on its results of operations, financial position, or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2000. The Company is currently analyzing the statement to determine the impact, if any, on the consolidated financial statements.

The FASB issued the following Statement of Financial Accounting Standards, which will become effective for the Company's fiscal 1999 annual financial statements: SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans; and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements. The adoption of these new accounting standards may require additional disclosures but should not have a material effect, if any, on the consolidated financial statements of the Company.


OUTLOOK

PE Biosystems is expected to continue to grow and maintain profitability for fiscal 1999 on the strength of robust demand and several new products. Excluding Tecan, orders for PE Biosystems products increased by 35% over the first quarter a year ago, and the backlog in orders for the first quarter was $119 million compared with $98 million at the end of fiscal 1998. Orders were particularly strong for genetic analysis systems, sequence detection systems, and products for applied markets, such as forensics, that are driven by molecular biology-based reagents. PE Biosystems also began taking orders for its ABI PRISM(TM) 3700 DNA Analyzer, which was introduced late in the first quarter. Excluding orders from Celera Genomics, the division accepted orders for more than 70 units of the 3700 in the first two weeks following its introduction. Shipments of the 3700 DNA Analyzer to early-access customers and Celera Genomics are expected to begin during the second quarter. Other significant new PE Biosystems instrument systems and services introduced during the quarter include: several applied genetic analysis kits, including one for HIV profiling; high-throughput drug discovery screening services through Tropix; and FMAT, a new bioassay system to detect cells in vitro for drug discovery,which was developed in collaboration with Biometric Imaging, Inc. These products began generating revenues late in the quarter and are expected to contribute to revenues over the balance of the year.


The Company is on schedule in establishing operations at Celera Genomics. About 50 employees were employed as of September 30, 1998 and construction is under way on laboratories and related facilities. A strategic alliance has been formed with Compaq Computer Corporation for integrated hardware, software, networking, and support services.
During the  quarter,  the Company   announced,  that,   subject   to
shareholder and final Board approval, it plans to distribute a new class of common stock intended to track the separate performance of Celera Genomics. The Company believes a number of objectives relate to this targeted stock structure including: allowing each business autonomy while capitalizing on synergies with its sister business; accommodating investor interests by creating an equity that closely monitors the performance of a focused business; providing an efficient acquisition currency; and maintaining the
financial   benefits   of  a  single  organization,  such   as   tax
efficiency and credit availability. The Company also intends to begin segment reporting of Celera Genomics in the second quarter of this fiscal year.

For Analytical Instruments, revenue growth is expected to be in the low single digits for fiscal 1999. The Company has engaged Warburg Dillon Read LLC to explore strategic alternatives for the analytical instruments business. Options to be explored include selling the business, spinning it off as a separate company, or retaining it as part of the Company. The Company expects to announce the conclusion of this process by early 1999.

Adverse currency effects remain a concern for the Company because approximately 53% of its revenues were derived from regions outside the United States as of September 30, 1998. Recently, the U.S. dollar has weakened, which should moderate the effects of currency translation for fiscal 1999. If currency rates are maintained at current levels, the negative effects of currency translation may be eliminated by the third quarter of this fiscal year.


FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including the Outlook section, are forward looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward looking statements are based upon the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include, but are not limited to:

Dependence on New Products and Rapid Technological Change. The Company's products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. The Company's future success will depend on its ability to continually improve its current products and to develop and introduce, on a timely and cost effective basis, new products that address the evolving needs of its customers. In addition, unanticipated difficulties or delays in replacing existing products with new products could adversely affect the Company's future operating results.

Substantial Competition. The Company expects substantial competition in the future in its existing and planned products and especially in its efforts to develop and introduce products in new markets. New product announcements, pricing changes, strategic alliances, and other actions by competitors could reduce the Company's market share or render its products obsolete or non-competitive.

Sales Dependent on Customers' Capital Spending Policies. The Company's
customers include   pharmaceutical,   environmental,  research,  and
chemical companies.   Any  decrease in capital spending or change in
spending policies of these companies could significantly reduce the demand for its products.

Patents, Proprietary Technology, and Trade Secrets. The Company's ability to compete may be affected by its ability to protect proprietary technology and intellectual property rights, and to obtain necessary licenses on commercially reasonable terms. Changes in the interpretation of copyright or patent law could expand or reduce the extent to which the Company and its competitors are able to protect intellectual property or require changes in the designs of products, which could have an adverse effect on the Company.

Government Sponsored  Research Dependent on Funding.  A  substantial
portion  of   the Company's  sales are to universities  or  research
laboratories whose funding is dependent on both the level and timing of funding from government sources. The timing and amount of revenues
from  these sources   may   vary  significantly   due  to  budgetary
pressures, particularly in the United States and Japan, that may result in reduced allocations to government agencies that fund research and development activities.

Dependence on Key Employees. The Company is highly dependent on the principal members of its management and scientific staff. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled personnel.

Currency  Exchange  Risks;   Other Risks of International Sales  and
Operations. The Company's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Company's control. International sales and operations may also be adversely affected by many factors, including the imposition of governmental controls, export license requirements, restrictions on the export of
critical technology,  political  and   economic   instability, trade
restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

Potential Difficulties in Implementing Business Strategy. The Company's strategy to integrate and develop acquired businesses or strategic investments involves a number of elements that management may not be able to implement as expected. For example, it may encounter operational difficulties in the integration of manufacturing or other facilities, and it may not achieve advances resulting from the integration of technologies as successfully or as rapidly as anticipated, if at all.

Year  2000.   In  fiscal  1997, the Company initiated  a  world-wide
program  to  assess  the  expected impact  of  the  Year  2000  date recognition  problem  on  its existing computer  systems,  including
embedded   and   process-control  systems,  product  offerings   and
significant   suppliers.    If  the   Company is not   successful in
implementing its Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing those changes,
the Year 2000 problem could have a material  adverse impact   on the
Company's   results  of  operations   and  financial condition.   In
addition, the Company has not fully determined the likely impact of third parties' compliance efforts on its interface systems and business.

Other Risks. Other risks and uncertainties that may affect the operations, performance, development, and results of the business include the impact of earthquakes on the Company, because a significant portion of the Company's life science operations are located near major California earthquake faults.

Future  Performance.   Although the  Company  believes  it  has  the
product offerings and resources needed for continuing success, the Company cannot reliably predict future revenue and margin trends and
they  may  cause  the  Company to adjust  its  operations.   Factors
external to the Company can result in volatility of the market prices of the Company's common stock. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company held its Annual Meeting of Shareholders on October 15, 1998. At that meeting, the shareholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to shareholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 9, 1998. The results of the voting of the shareholders with respect to these matters is set forth below.

     I.   Election of Directors.
                                                       Total Vote
                                         Total Vote     Withheld
                                          For Each      From Each
                                          Director      Director

       Joseph F. Abely, Jr.              44,891,625      193,331
       Richard H. Ayers                  44,909,950      175,006
       Jean-Luc Belingard                44,912,337      172,619
       Robert H. Hayes                   44,899,565      185,391
       Georges C. St.Laurent, Jr.        44,907,380      177,576
       Carolyn W. Slayman                44,912,105      172,851
       Orin R. Smith                     44,909,222      175,734
       Tony L. White                     44,902,254      182,702

     II. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 1999.

           FOR       AGAINST     ABSTAIN    NON-VOTE

       44,961,620    32,101      91,234        0

     III. Approval of amendments to the Company's 1996 Employee Stock Purchase Plan.

           FOR       AGAINST     ABSTAIN    NON-VOTE

       44,629,253    274,140     181,562       0


     IV. Approval of the Company's 1998 Stock Incentive Plan.

           FOR       AGAINST     ABSTAIN    NON-VOTE

       42,703,688   2,188,175    193,092       0

Item 5.  Other Information.

      At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Shareholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the Company:

     Tony L. White           Chairman, President and Chief Executive Officer
     Noubar B. Afeyan        Senior Vice President and Chief Business Officer
     Manuel A. Baez          Senior Vice President and President, Analytical
                             Instruments Division
     Peter Barrett           Vice President
     Ugo D. DeBlasi          Corporate Controller
     Ronald Edelstein        Vice President
     Elaine J. Heron         Vice President
     Michael W. Hunkapiller  Senior Vice President and President, PE
                             Biosystems Division
     Thomas P. Livingston    Assistant Secretary
     Joseph E. Malandrakis   Vice President
     John S. Ostaszewski     Treasurer
     William B. Sawch        Senior Vice President, General Counsel and
                             Secretary
     Dennis L. Winger        Senior Vice President and Chief Financial Officer


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K.

             During the quarter ended September 30, 1998, the Company filed a Current Report on Form 8-K dated and filed July 10, 1998 to file under Item 7 thereof restated Financial Data Schedules for the most recent three fiscal years and interim periods of the most recent two fiscal years in accordance with the provisions of Item 601 of Regulation S-K.

             The Company also filed a Current Report on Form 8-K dated September 23, 1998 and filed on September 24, 1998 to report under Item 5 thereof the issuance of a press release in which the Company announced that, subject to shareholder and final approval of the Company's Board of Directors, it plans to distribute a new class of common stock intended to track the separate performance of the Company's newly created Celera Genomics business unit.


             .
                           -22-

                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/ Dennis L. Winger
                                Dennis L. Winger
                                Senior Vice President and Chief
                                Financial Officer



                             By:  /s/ Ugo D. DeBlasi
                                Ugo D. DeBlasi
                                Corporate Controller (Chief
                                Accounting Officer)


Dated:  November 16, 1998

    Exhibit No.             Exhibit

        27.            Financial Data Schedule.