Form 10-Q
period 1998-12-31
PE CORP
filed 1999-02-16
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            ____________

                              FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

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


Number of shares outstanding of Common Stock, par value $1 per share, as of February 10, 1999: 50,502,086

                    THE PERKIN-ELMER CORPORATION

                                INDEX




Part I.  Financial Information                                    Page


       Condensed Consolidated Statements of Operations for the
       Three and Six Months Ended December 31, 1998 and 1997        1



       Condensed Consolidated Statements of Financial Position
       at December 31, 1998 and June 30, 1998                       2


       Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended December 31, 1998 and 1997                  3


       Notes to Unaudited Condensed Consolidated
       Financial Statements                                         4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                13



Part II.  Other Information                                         28

                      THE PERKIN-ELMER CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
            (Amounts in thousands except per share amounts)


                                                  Three months ended             Six months ended
                                                     December 31,                  December 31,

                                                 1998          1997           1998           1997
Net revenues                                $    288,518  $    216,550   $    543,238   $    411,246
Cost of sales                                    131,655        95,830        244,897        190,082

Gross margin                                     156,863       120,720        298,341        221,164

Selling, general and administrative               86,884        67,733        164,363        127,223
Research, development and engineering             39,609        25,425         75,170         47,390
Merger-related costs                               1,041                        1,979
Acquired research and development                               28,850                        28,850

Operating income (loss)                           29,329        (1,288)        56,829         17,701
Gain on investment                                                                               845
Interest expense                                   1,338         1,426          2,140          2,701
Interest income                                      254         1,542            738          3,900
Other income (expense), net                       (2,251)          874           (539)         1,291

Income (loss) before income taxes                 25,994          (298)        54,888         21,036

Provision for income taxes                         2,683         7,138         10,581         10,923
Minority interest                                  5,104                        8,212

Income (loss) from continuing operations          18,207        (7,436)        36,095         10,113
Income (loss) from discontinued
  operations (net of income taxes)                (3,158)       13,406         (4,037)        17,278

Net income                                  $     15,049  $      5,970   $     32,058   $     27,391

Income (loss) per share
  from continuing operations
Basic                                       $        .36  $       (.15)  $        .73   $        .21
Diluted                                     $        .36  $       (.15)  $        .71   $        .20

Income (loss) per share
  from discontinued operations
Basic                                       $       (.06) $        .27   $       (.08)  $        .36
Diluted                                     $       (.06) $        .27   $       (.08)  $        .35

Net income per share
Basic                                       $        .30  $        .12   $        .65   $        .57
Diluted                                     $        .30  $        .12   $        .63   $        .55

Dividends per share                         $        .17  $        .17   $        .34   $        .34


See accompanying Notes to Unaudited Condensed
Consolidated Financial Statements.

                      THE PERKIN-ELMER CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (Dollar amounts in thousands)

                                                 At December 31,    At June 30,
                                                       1998             1998

Assets                                             (unaudited)
Current assets
  Cash and cash equivalents                      $     75,479     $     82,865
  Short-term investments                                                 1,226
  Accounts receivable, net                            260,861          228,985
  Inventories                                         160,179          137,015
  Prepaid expenses and other current assets            68,929           61,973
  Current net assets of discontinued operations       155,329          139,959
Total current assets                                  720,777          652,023

Property, plant and equipment, net                    187,120          163,674

Other long-term assets                                244,949          241,819
Long-term net assets of discontinued operations        88,205           77,760

Total assets                                     $  1,241,051     $  1,135,276

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                  $     31,291     $     12,099
  Accounts payable                                    110,141          119,555
  Accrued salaries and wages                           27,715           30,036
  Accrued taxes on income                              79,257           79,860
  Other accrued expenses                              142,358          122,482
Total current liabilities                             390,762          364,032

  Long-term debt                                       35,548           33,726
  Other long-term liabilities                         137,739          129,513
Total liabilities                                     564,049          527,271

Minority interest                                      54,773           43,757

Shareholders' equity
  Capital stock                                        50,259           50,148
  Capital in excess of par value                      381,305          379,974
  Retained earnings                                   192,499          190,966
  Accumulated other comprehensive income (loss)        (1,834)          (9,513)
  Treasury stock, at cost                                              (47,327)

Total shareholders' equity                            622,229          564,248

Total liabilities and shareholders' equity       $  1,241,051     $  1,135,276

See accompanying Notes to Unaudited Condensed
Consolidated Financial Statements.

                        THE PERKIN-ELMER CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                       (Dollar amounts in thousands)
                                                             Six months ended
                                                                December 31,
                                                              1998       1997
Operating Activities from continuing operations
Income from continuing operations                          $  36,095 $  10,113
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
    Depreciation and amortization                             22,723    13,917
    Long-term compensation programs                            2,411     2,543
    Deferred income taxes                                      1,600    (1,700)
    Gain from the sale of assets                                          (900)
    Acquired research and development                                   28,850
Changes in operating assets and liabilities:
    Increase in accounts receivable                          (27,138)  (13,992)
    Increase in inventories                                  (17,854)  (18,999)
    Increase in prepaid expenses and other assets            (13,537)  (14,291)
    Decrease in accounts payable and other liabilities        11,640    14,293

Net cash provided by operating activities                     15,940    19,834

Investing Activities from continuing operations
Additions to property, plant and equipment
  (net of disposals of $581 and $1,342, respectively)        (49,403)  (38,423)
Acquisitions/investments, net                                          (90,633)
Proceeds from the sale of assets, net                         14,301     6,532
Proceeds from the collection of note receivable                          9,673

Net cash used by investing activities                        (35,102) (112,851)

Net cash from continuing
  operations before financing activities                     (19,162)  (93,017)

Discontinued operations
Net cash used by operating activities                         (4,778)   (6,119)
Net cash used by investing activities                        (21,595)  (17,520)

Net cash used from discontinued operations
  before financing activities                                (26,373)  (23,639)

Financing Activities
Net change in loans payable                                   15,579     2,875
Principal payments on long-term debt                          (5,297)
Proceeds from long-term debt                                     803
Dividends                                                     (8,396)  (14,992)
Proceeds from stock issued for stock plans                    37,890     6,311

Net cash provided (used) by financing activities              40,579    (5,806)

Elimination of PerSeptive results from
  July 1, 1997 to September 30, 1997                                     2,590
Effect of exchange rate changes on cash                       (2,430)      631

Net change in cash and cash equivalents                       (7,386) (119,241)

Cash and cash equivalents beginning of period                 82,865   213,028

Cash and cash equivalents end of period                    $  75,479 $  93,787

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

The interim condensed consolidated financial statements have been restated to reflect the net assets and operating results of the Analytical Instruments business as discontinued operations pending disposition for all periods presented (see Note 11). The net assets have been reclassified in both the current and long-term asset sections of the Condensed Consolidated Statements of Financial Position for all periods presented. The operating results are reflected in the Condensed Consolidated Statements of Operations as income (loss) from discontinued operations for all periods presented. The accompanying notes, except Note 11, relate only to continuing operations.


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

Molecular Informatics, Inc. During the second quarter of fiscal 1998, the Company acquired Molecular Informatics, Inc. (Molecular Informatics), a leader in the development of infrastructure software for the pharmaceutical, biotechnology, and agrochemical industries, as well as for applied markets such as forensics and human identification.

Biometric  Imaging,  Inc.     During the second  quarter  of  fiscal
1998,  the  Company  increased  its  minority  equity  interest   in
Biometric Imaging, Inc. (Biometric Imaging) by $1.0 million.

Hyseq, Inc. During the first quarter of fiscal 1998, the Company increased its investment in Hyseq, Inc. by $5.0 million.

DISPOSITIONS (SALE OF INVESTMENTS)

Millennium Pharmaceuticals, Inc. During the first quarter of fiscal 1998, the Company recorded a before-tax gain of $.8 million in connection with the release of a previously existing contingency on shares of Millennium Pharmaceuticals, Inc. common stock.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income on the statements of financial position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and six month periods ended December 31, 1998 and 1997 is presented in the following table:

(Dollar amounts in millions)       Three months ended   Six months ended
                                      December 31,          December 31,
                                    1998      1997      1998     1997
Net income                         $ 15.0     $ 6.0    $ 32.1   $ 27.4
Other comprehensive income (loss):
  Foreign currency translation
  adjustment                        (1.2)        .3       5.0     (2.4)
  Unrealized gain (loss) on
  investments, net                   6.7       (3.0)      2.6     (3.0)
Other comprehensive income (loss)    5.5       (2.7)      7.6     (5.4)
Comprehensive income              $ 20.5      $ 3.3    $ 39.7   $ 22.0



NOTE 5 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share from continuing operations for the three and six month periods ended December 31, 1998 and 1997:

(Amounts in thousands           Three months ended     Six months ended
 except per share amounts)         December 31,          December 31,

                                 1998       1997       1998       1997
Weighted average number of
 common shares used in the
 calculation of basic earnings
 (loss) per share from
 continuing operations           49,884     48,304     49,631     48,185


Common stock equivalents          1,126                 1,107      1,840

Shares used in the
 calculation of diluted
 earnings (loss) per
 share from continuing
 operations                      51,010     48,304     50,738     50,025


Income (loss) used in the
 calculation of basic
 and diluted earnings
 (loss) per share from
 continuing operations         $ 18,207  $ (7,436)   $ 36,095   $ 10,113

Income (loss) per share
 from continuing operations

Basic                          $   .36   $  (0.15)   $   .73    $    .21
Diluted                        $   .36   $  (0.15)   $   .71    $    .20

Options and warrants to purchase 2.8 million shares of the Company's common stock were outstanding for the three month period ended December 31, 1997, and options and warrants to purchase .9 million shares of the Company's common stock were outstanding for the six month period ended December 31, 1997. These shares were not included in the computation of diluted earnings (loss) per share from continuing operations because their effect was antidilutive. Antidilutive options and warrants outstanding at December 31, 1998 were not material.


NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)       December 31,    June 30,
                                     1998           1998
Raw materials and supplies             $   52.8    $   45.2
Work-in-process                             9.8         7.3
Finished products                          97.6        84.5
Total inventories                      $  160.2    $  137.0



NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                Six months ended
                                              December 31,
                                             1998     1997
Interest                                    $ 1.4    $ 2.2
Income taxes                                $12.2    $26.3
Unrealized gains (loss) on investments      $ 2.6    $(3.0)
Dividends declared not paid                 $ 8.5    $ 7.5
Minority interest assumed                            $41.3



NOTE 8 - FINANCIAL INSTRUMENTS

The Company utilizes foreign exchange forward, option, and synthetic forward contracts and an interest rate swap agreement to manage foreign currency and interest rate exposures. The principal objective of these contracts is to minimize the risks and/or costs associated with global financial and operating activities. The Company does not use derivative financial instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives.
                                  -7-

At December 31, 1998 and June 30, 1998, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the table below:

(Dollar amounts in millions)    December 31, 1998       June 30, 1998
                               Sale      Purchase     Sale      Purchase
Japanese Yen                  $  82.0    $    -     $  99.4    $     -
French Francs                     8.7                  16.9         .2
Australian Dollars                6.8                   7.5
German Marks                     22.4        1.4       17.2
Italian Lira                     14.2                  21.4         .8
British Pounds                   25.6       21.1       27.0       12.6
Swiss Francs                      5.8       10.5        8.2        4.0
Swedish Krona                     6.5         .2        6.1
Danish Krona                      5.2         .2        5.3
Other                            19.6        3.3       21.5         .2
Total                         $ 196.8    $  36.7    $ 230.5    $  17.8


NOTE 9 - RESTRUCTURING AND OTHER MERGER COSTS

Fiscal 1998. During the third quarter of fiscal 1998, the Company recorded a $48.1 million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the acquisition. The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. This charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines. Additional non-recurring acquisition costs of $1.5 million for training, relocation, and communication were recognized as period expenses in the third and fourth quarters of fiscal 1998, and classified as other merger-related costs. During fiscal 1999, the Company recorded $2.0 million of additional merger-related costs as part of this plan. The Company expects to incur approximately $3.0 million to $5.0 million of additional merger-related costs for training, relocation, and communication over the remaining quarters of fiscal 1999. These costs will be recognized as period expenses when incurred and will be classified as merger-related costs.

The $33.9 million restructuring charge includes $13.8 million for severance related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations. These restructuring actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition-related investment banking and professional fees. As of December 31, 1998 approximately 120 employees were separated under the plan, and the actions are proceeding as planned.

The following table details the major components of the fiscal 1998 restructuring plan:
                                                       Facility
                                                  Consolidation
                                                      and Asset
                                                        Related
(Dollar amounts in millions)            Personnel    Write-offs    Total
Provision
Reduction of excess
  European manufacturing capacity          $  5.1        $ 11.7   $ 16.8
Consolidation of sales
   And administrative support                 8.7           3.2     11.9
Other acquisition costs                                     5.2      5.2
Total provision                            $ 13.8        $ 20.1   $ 33.9

Fiscal 1998 activity
Reduction of excess
  European manufacturing capacity          $    -        $   .4   $   .4
Consolidation of sales
   And administrative support                  .3           1.2      1.5
Other acquisition costs                                     5.1      5.1
Total fiscal 1998 activity                 $   .3        $  6.7   $  7.0

Fiscal 1999 activity
Reduction of excess
  European manufacturing capacity          $   .1        $  5.2   $  5.3
Consolidation of sales
   And administrative support                 2.1            .5      2.6
Other acquisition costs
Total fiscal 1999 activity                 $  2.2        $  5.7   $  7.9

Balance at December 31, 1998
Reduction of excess
  European manufacturing capacity          $  5.0        $  6.1   $ 11.1
Consolidation of sales
   And administrative support                 6.3           1.5      7.8
Other acquisition costs                                      .1       .1
Balance at December 31, 1998               $ 11.3        $  7.7   $ 19.0


NOTE 10 - GOODWILL

At December 31, 1998 and June 30, 1998, other long-term assets included goodwill, net of accumulated amortization, of $67.3 million and $69.8 million, respectively. Accumulated amortization of goodwill was $8.6 million and $6.1 million at December 31, 1998 and June 30, 1998, respectively.

NOTE 11 - DISCONTINUED OPERATIONS

On January 21, 1999, the Company announced a plan to sell its Analytical Instruments business. The plan is expected to be completed within a year, although there can be no assurance in this regard. Accordingly, the results of this business have been reclassified from amounts previously reported and are stated separately in the condensed consolidated financial statements as discontinued operations pending disposition. The Company expects to recognize a gain on disposal. However, actual results could differ significantly depending on the transaction costs incurred and the amount realized the sale of the business. Summary results for the business were as follows:

(Dollar amounts in millions)                For the Six Months Ended
                                                   December 31,
                                               1998            1997
Net revenues                                 $ 261.1         $ 280.6
Costs and expenses                             263.0           256.7
Provision for income taxes                       2.1             6.6
Income (loss) from discontinued operations   $  (4.0)        $  17.3


The components of net assets of discontinued operations included in the Condensed Consolidated Statements of Financial Position are as follows:

(Dollar amounts in millions)                  At              At
                                           December 31,     June 30,
                                             1998            1998
Current assets:
 Accounts receivable, net                  $ 155.1         $ 145.9
 Inventories                                 100.1           103.0
 Prepaid expenses and other current assets    39.6            35.2
Current liabilities:
 Accounts payable                             46.4            45.7
 Accrued expenses                             93.1            98.4
 Current net assets                          155.3           140.0

Long-term assets:
 Property, plant and equipment, net          109.4            95.1
 Other long-term assets                       39.9            37.7
Long-term liabilities:
 Other long-term liabilities                  61.1            55.1
 Long-term net assets                         88.2            77.7


Net assets                                 $ 243.5         $ 217.7

The cash flow used by discontinued operations was as follows:

(Dollar amounts in millions)                For the Six Months Ended
                                                   December 31,
                                               1998          1997
Income (loss) from discontinued operations   $ (4.0)       $ 17.3
Adjustments to reconcile income (loss)
 from discontinued operations to net
 cash used by operating activities from
 discontinued operations:
  Depreciation and amortization                 9.5           9.3
  Long-term compensations programs               .6            .5
  Deferred income taxes                         (.3)           .4
Net change in assets and liabilities          (10.6)        (33.6)
Net cash used by operating activities
 from discontinued operations                  (4.8)         (6.1)
Net cash used by investing activities
 from discontinued operations                 (21.6)        (17.5)
Net cash used by discontinued
 operations before effect of exchange
 rate changes on cash                         (26.4)        (23.6)
Effect of exchange rate changes on cash        (3.5)          2.8
Cash flow used by discontinued operations    $(29.9)       $(20.8)


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

The following table details the major components of the fiscal 1997 restructuring provision:
                                                      Facility
                                                 Consolidation
                                                     and Asset
                                                       Related
(Dollar amounts in millions)            Personnel   Write-offs     Total

Provision
Changes in manufacturing operations       $   9.6      $   9.8   $  19.4
Consolidation of sales and
 administrative support                       2.3          2.5       4.8
Total provision                           $  11.9      $  12.3   $  24.2

Fiscal 1997 activity
Changes in manufacturing operations       $    .1      $   4.6   $   4.7
Consolidation of sales and
 administrative support
Total fiscal 1997 activity                $    .1      $   4.6   $   4.7

Fiscal 1998 activity
Changes in manufacturing operations       $   7.8      $   4.9   $  12.7
Consolidation of sales and
 administrative support                       1.3          1.1       2.4
Total fiscal 1998 activity                $   9.1      $   6.0   $  15.1

Fiscal 1999 activity
Changes in manufacturing operations       $   1.6      $    .2   $   1.8
Consolidation of sales and
 administrative support                        .7           .3       1.0
Total fiscal 1999 activity                $   2.3      $    .5   $   2.8

Balance at December 31, 1998
Changes in manufacturing operations       $    .1      $    .1   $    .2
Consolidation of sales and
 administrative support                        .3          1.1       1.4
Balance at December 31, 1998              $    .4      $   1.2   $   1.6

                    THE PERKIN-ELMER CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION OF CONTINUING OPERATIONS

You should read this discussion with our condensed consolidated financial statements and related notes included on pages 1-12 of this report and "Management's Discussion and Analysis" appearing on pages 30-38 of our 1998 Annual Report to Shareholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations we refer to the impact on our reported results of the movement in foreign currency exchange rates from one reporting period to another as "foreign currency translation."

DISCONTINUED OPERATIONS

On January 21, 1999, we announced a plan to sell our Analytical Instruments business. We expect to complete the plan within a year, although we cannot assure you that the sale will occur within that time period. Accordingly, we have reclassified amounts previously reported and stated them as discontinued operations. We expect to recognize a gain on disposal. However, actual results could differ significantly depending on the transaction costs incurred and the amount realized on the sale of the business. See Note 11 to the condensed consolidated financial statements.

EVENTS IMPACTING COMPARABILITY

Acquisitions and Investments. On January 22, 1998, we acquired PerSeptive Biosystems, Inc. The acquisition was accounted for as a pooling of interests and, accordingly, our financial results have been restated to include the combined operations.

We acquired Molecular Informatics, Inc. and a 14.5% interest, and approximately 52% of the voting rights, in Tecan AG during the second quarter of fiscal 1998. Each of these acquisitions was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition.

Merger-related costs. We incurred merger-related period costs of $.9 million in the first quarter of fiscal 1999 and $1.1 million in the second quarter of fiscal 1999 in connection with the integration of PerSeptive into our company. See Note 9 to the condensed consolidated financial statements.

Acquired Research and Development. In the second quarter of fiscal 1998, we recorded $28.9 million, or $.57 per diluted share after-tax, of the Molecular Informatics acquisition cost as in-process research and development.

Gain on investment. We incurred a before-tax gain of $.8 million, or $.02 per diluted share after-tax, in the first quarter of fiscal 1998 related to the release of contingencies on a minority equity investment.

     RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED
          DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

We reported income from continuing operations of $18.2 million, or $.36 per diluted share, for the second quarter of fiscal 1999 compared with a loss from continuing operations of $7.4 million, or $.15 per diluted share, for the second quarter of fiscal 1998.
Excluding merger-related costs of $1.0 million incurred in the second quarter of fiscal 1999 and acquired research and development costs of $28.9 million recorded in the second quarter of fiscal 1998, income for the quarter decreased 11.2% compared with the prior year.

Net revenues were $288.5 million for the second quarter of fiscal 1999 compared with $216.6 million for the second quarter of fiscal 1998, an increase of 33.2%. Excluding the results of Tecan, which were not included in the second quarter of the prior year, revenues increased 19.5%. The effects of foreign currency translation increased net revenues by 1% in the quarter compared with the prior year.

Geographically, excluding Tecan, we reported revenue growth of 24% in the United States, 18% in the Far East, and 17% in Europe, compared with the prior year. Shipments of the ABI PRISM(TM)3700 DNA Analyzer to Celera Genomics and several participants in our early access customer program, which includes leading genome laboratories, pharmaceutical companies and academic research institutions, began in the second quarter of fiscal 1999. Shipments of sequencing chemistries rose 40 percent from the prior year, primarily on the strength of BigDye(TM) chemistries, which we introduced in late 1997. Revenues for sequence detection systems more than doubled compared
with   last   year's  second  quarter.  Revenues  for   our   liquid
chromatography/mass spectrometry (LC/MS) products rose 73 percent on the basis of demand for their use in critical pharmacokinetic and toxicology studies in drug development.

PE Biosystems increased its backlog this quarter by $98 million, on the strength of orders that increased 59 percent. Excluding those from Celera Genomics, orders increased 32 percent in the second quarter. Mass spectrometry products from PerSeptive Biosystems, significantly enhanced with the introduction of new sources and software and rising demand for LC/MS products from the PE Sciex joint venture, grew 63 percent this quarter. Orders for genetic analysis systems grew more than 88 percent, reflecting demand for new products and accelerated growth in several applied markets, such as forensics. PE Biosystems recently began shipments of the ABI PRISM (TM) 3700 DNA Analyzer to early-access customers. The division has received more than 170 third-party orders for this system, in addition to the 230 ordered by Celera Genomics. The 3700 provides technology that enables the generation of sequencing data at a new level of throughput.

Gross margin as a percentage of net revenues was 54.4% in the second quarter of fiscal 1999 compared with 55.7% in the second quarter of fiscal 1998. The decline was the result of increased volume of lower margin instrument units and product line mix.

Selling, general and administrative expenses were $86.9 million in the second quarter of fiscal 1999 compared with $67.7 million in the second quarter of fiscal 1998. The 28.3% increase in expenses, or 14.2% excluding Tecan, was due to higher planned expenses for our PE Biosystems business, expenses associated with establishing facilities and staff for Celera Genomics, and $1.1 million relating to the proposed issuance of targeted stock. As a percentage of net revenues, SG&A expenses declined to 30% in the second quarter compared with 31% in the second quarter of fiscal 1998.

Research, development and engineering expenses of $39.6 million increased 55.8% over the prior year from $25.4 million. Excluding Tecan, R&D expenses increased 35% compared with the prior year. PE Biosystems' investment in R&D increased by more than $6 million, or 26 percent, as it prepared to ship several new products during the second quarter. Celera Genomics' R&D investments associated with setting up the infrastructure for core sequencing operations and
information  systems  also  contributed  to  the  increase  in   R&D
expenses. As a percentage of net revenues, our R&D expenses increased to 13.7% compared with 11.7% for the prior year.

We incurred merger-related costs of $1.1 million in the second quarter of fiscal 1999 for training, relocation, and communication costs in connection with the integration of PerSeptive. See Note 9 to the condensed consolidated financial statements. Additional merger-related period costs of approximately $3.0 million to $5.0 million are expected to be incurred through the remaining quarters of fiscal 1999.

Operating income increased to $29.3 million for the second quarter of fiscal 1999 compared with an operating loss of $1.3 million for the prior year. On a comparable basis excluding the results of Tecan, merger-related costs of $1.1 million in fiscal 1999, and the acquired research and development charge of $28.9 million recorded in the second quarter of fiscal 1998, operating income declined 18% compared with the prior year.

Including operating income derived from revenues of $9.4 million from sales to Celera Genomics, operating income for PE Biosystems grew 53 percent, and the division's operating profit margins rose to 20 percent of revenues, from 18 percent in last year's second quarter, as we continue to successfully integrate businesses acquired last year. Excluding Tecan and operating income on revenues to Celera Genomics, PE Biosystems' operating profits grew 19.5% compared with the prior year. The effects of currency translation were modestly positive to the division's operating income.

The PE Biosystems increase in operating income was partially offset by operating losses associated with Celera Genomics, as we accelerated our efforts to establish operations for Celera Genomics during the second quarter of fiscal 1999. Celera Genomics incurred a second quarter operating loss of $11.2 million compared with a loss of $1.9 million for the second quarter of fiscal 1998.

Interest expense was $1.3 million for the second quarter of fiscal 1999 compared with $1.4 million for the prior year. Interest income was $.3 million for the second quarter of fiscal 1999 compared with $1.5 million for the prior year, primarily because of lower cash balances, as well as lower interest rates.

Other expense, net for the second quarter of fiscal 1999 was $2.3 million, primarily related to the revaluation of foreign exchange contracts, compared with other income, net of $.9 million for the prior year. The other income, net in the second quarter of fiscal 1998 resulted primarily from a gain on the sale of certain non-operating assets.

Our effective income tax rate was 10% for the second quarter of fiscal 1999. Excluding Tecan, the effective income tax rate was 8% in the second quarter of fiscal 1999. Our effective income tax rate was 25% in the second quarter of fiscal 1998 excluding special items. In fiscal 1999, our tax rate was favorably affected by reduced income in the United States resulting from the operating losses of Celera Genomics.

We  recognized  minority interest expense of  $5.1  million  in  the
second  quarter  of  fiscal 1999 relating  to  our  14.5%   interest
in Tecan.


     RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED
         DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997


We reported income from continuing operations of $36.1 million, or $.71 per diluted share, for the first six months of fiscal 1999 compared with income from continuing operations of $10.1 million, or $.20 per diluted share, for the first six months of fiscal 1998. Excluding merger-related costs of $2.0 million incurred in fiscal 1999, and acquired research and development costs of $28.9 million recorded in fiscal 1998, income for the first six months of fiscal 1999 decreased 3.5% compared with the prior year.

Net revenues were $543.2 million for the first six months of fiscal 1999 compared with $411.2 million for the first six months of fiscal 1998, an increase of 32.1%. Excluding the results of Tecan, which were not included in the prior year, revenues increased 18.2%. The effects of foreign currency translation decreased net revenues by approximately 1% compared with the prior year.

Geographically, excluding Tecan, we reported revenue growth in all regions. Revenues increased 24% in the United States, 18% in Europe, 5% in the Far East, and 10% in Latin America and other markets, compared with the prior year. Demand for PE Biosystems' new ABI PRISM (TM) 3700 DNA Analyzer, which began shipping in the second quarter of fiscal 1999, was strong. Shipments for our sequence detection systems and LC/MS products also contributed to the growth.

Gross margin as a percentage of net revenues was 54.9% in the first six months of fiscal 1999 compared with 53.8% in the first six months of fiscal 1998. This was primarily the result of a change in product mix for PE Biosystems which reported higher unit sales of reagents to support genetic analysis systems and increased royalty revenues. Continued growth in instrument sales of PE Biosystems' higher margin genetic analysis product offerings and increased Celera Genomics contract licensing revenues also contributed to the growth.

SG&A expenses were $164.4 million in the first six months of fiscal 1999 compared with $127.2 million in fiscal 1998. Excluding Tecan, SG&A expenses increased 15.2% in the first six months of fiscal 1999 compared with the prior year. This increase was due to higher planned expenses for PE Biosystems and expenses associated with establishing facilities and staff for Celera Genomics. As a percentage of net revenues, SG&A expenses were 30% for fiscal 1999 compared with 31% for the prior year.

R&D expenses increased $27.8 million, or 58.6%, to $75.2 million compared with $47.4 million in the prior year. Excluding Tecan, R&D expenses increased 41% compared with the prior year. Spending by PE Biosystems for R&D totaled $57 million, an increase of 35% over last year in suport of new product launches and to accelerate product development. Celera Genomics' R&D investments associated with establishing the infrastructure for core sequencing operations and information systems contributed to the increase in R&D expense. As a percentage of net revenues, our R&D expenses were 13.8% compared with 11.5% for the prior year.

We incurred merger-related costs of $2.0 million in the first six months of fiscal 1999 for training, relocation, and communication costs in connection with the integration of PerSeptive. See Note 9 to the condensed consolidated financial statements. Additional merger-related period costs of approximately $3.0 million to $5.0 million are expected to be incurred through the remaining quarters of fiscal 1999.

Operating income increased to $56.8 million for the second quarter of fiscal 1999 compared with operating income of $17.7 million for the prior year. On a comparable basis excluding the results of Tecan, merger-related costs of $2.0 million in fiscal 1999, and the acquired research and development charge of $28.9 million recorded in the second quarter of fiscal 1998, operating income increased 3% compared with the prior year.

Including operating income derived from revenues of $9.8 million from sales to Celera Genomics, PE Biosystems' operating income increased 48.8% in the first six months of fiscal 1999. On a comparable basis, excluding Tecan and operating income on revenues to Celera Genomics, the division's operating income increased 22.5% compared with the prior year. Excluding Tecan, operating income for PE Biosystems rose to $89.4 million, or 18 percent of sales, for the first six months of fiscal 1999, compared with $67.4 million, or 16 percent of sales, in fiscal 1998. PE Biosystems benefited from higher gross margins and lower SG&A expenses as a percentage of net revenues. The PE Biosystems increase was partially offset by operating losses at Celera Genomics. Celera Genomics incurred $15.7 million of operating losses for the first six months of fiscal 1999 compared with an operating loss of $3.2 million in the prior year. The effects of currency translation for PE Biosystems for the first six months of fiscal 1999 decreased operating income by approximately $3 million compared with the prior year.

Interest expense was $2.1 million for the first six months of fiscal 1999 compared with $2.7 million for the prior year. This decrease
was  primarily  due   to  the  refinancing  of  PerSeptive's  8 1/4%
Convertible Subordinated Notes and lower average interest rates. Interest income was $.7 million for the first six months of fiscal 1999 compared with $3.9 million for the prior year, primarily because of lower average cash balances.

Other expense, net in fiscal 1999 was $.5 million, compared with other income, net of $1.3 million for the prior year. Other expense recognized in the second quarter of fiscal 1999, primarily related to the revaluation of foreign exchange contracts, more than offset other income related to a legal settlement which was recognized in the first quarter of fiscal 1999. The other income, net for fiscal 1998 resulted from a gain on the sale of certain non-operating assets.

Our effective income tax rate was 19% for the first six months of fiscal 1999. Excluding Tecan, our effective income tax rate was 18% for the first six months of fiscal 1999. Excluding special items in fiscal 1998, our effective income tax rate was 25%. The fiscal 1999 tax rate was favorably affected by reduced income in the United States resulting from the operating losses at Celera Genomics.

We recognized minority interest expense of $8.2 million in the first six months of fiscal 1999 relating to our 14.5% interest in Tecan.

MARKET RISK

We operate internationally, with manufacturing and distribution facilities in various countries throughout the world. For the six months ended December 31, 1998, we derived approximately 51% of our revenues from countries outside of the United States. Our results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

As more fully described in Note 8 to the condensed consolidated financial statements and our 1998 Annual Report to Shareholders, our risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivatives. We do not use derivative financial instruments for trading or other speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of December 31, 1998. Assuming a hypothetical adverse change of 10% in current exchange rates and a weakening of the U.S. dollar, we calculated a hypothetical loss of $3.7 million in future cash flows by comparing the difference between the change in market value of both the foreign currency contracts outstanding and the underlying exposures being hedged assuming the 10% adverse change in December 31, 1998 exchange rates. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, we executed an interest rate swap in conjunction with a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, we pay a fixed rate of interest at 2.1% and receive a floating LIBOR interest rate. At December 31, 1998 the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion, which was $33.1 million at December 31, 1998. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002.

A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.


FINANCIAL RESOURCES AND LIQUIDITY

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $75.5 million at December 31, 1998 compared with $82.9 million at June 30, 1998. Total debt was $66.8 million at December 31, 1998 compared with $45.8 million at June 30, 1998. The increase in debt included $9.9 million of foreign currency translation. Working capital was $330.0 million at December 31, 1998 compared with $288.0 million at June 30, 1998. Debt to total capitalization increased to 10% at December 31, 1998 from 8% at June 30, 1998 as a result of an increase in loans payable to fund current operating requirements.

Accounts  receivable  and  inventory  balances  increased  by  $31.9 million and $23.2 million from June 30, 1998 to December 31, 1998, respectively, reflecting the growth in PE Biosystems' revenues and orders.

Other accrued expenses increased $19.9 million to $142.4 million at December 31, 1998 from $122.5 million at June 30, 1998 as a result of higher warranty and installation accruals, reflecting the increase in volume, and an increase in deferred revenues and benefit accruals. Accounts payable decreased $9.5 million to $110.1 million at December 31, 1998 from $119.6 million at June 30, 1998 as a result of payments made for higher purchases incurred during the fourth quarter of fiscal 1998 in support of increased production and operating requirements.

We recognized minority interest expense of $54.8 million at December 31, 1998 and $43.8 million at June 30, 1998 relating to our 14.5% interest in Tecan.

Condensed Consolidated Statements of Cash Flows. Net cash provided by operating activities from continuing operations was $15.9 million for the first six months of fiscal 1999 compared with $19.8 million in fiscal 1998. Higher accounts receivable balances in support of the increased volume contributed to the decrease.

Net cash used by investing activities from continuing operations was $35.1 million for the first six months of fiscal 1999 compared with $112.9 million for the first six months of fiscal 1998. In fiscal 1999, we generated $14.3 million in net cash proceeds from the sale of certain non-operating assets, compared with $16.2 million in the prior year from the sale of certain non-operating assets and the collection of a note receivable. Capital expenditures for our company totaled $50.0 million. Fiscal 1999 capital expenditures included $24.9 million for PE Biosystems, which included $4.7 million related to improvement of our information technology infrastructure, $7.6 million for Celera Genomics, and $17.5 million for the acquisition of a corporate airplane. The fiscal 1998 capital expenditures were $39.8 million, primarily related to improvement of our information technology infrastructure, and $90.6 million related to various investments and collaborations, primarily Tecan and Molecular Informatics.

Net cash provided by financing activities was $40.6 million in the first six months of fiscal 1999 compared with a net cash use of $5.8 million in the prior period. In the first six months of fiscal 1999, we received $37.9 million in proceeds from employee stock option plan exercises compared with $6.3 million in fiscal 1998. Loans payable and debt increased $11.1 million in the first six months of fiscal 1999 to fund our current operating requirements.


YEAR 2000

In fiscal 1997, we initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on our existing internal computer systems; our non-information technology systems, including embedded and process-control systems; our product offerings; and our significant suppliers. The purpose of this program is to ensure the event does not have a material adverse effect on our business operations.

Regarding our existing internal computer systems, the program involves a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement of applications developed
in-house.   Replacement  projects are currently  underway,  and  are
anticipated  to be substantially completed for all business-critical
systems  worldwide  by  December  31, 1999.  The   program  includes
replacement of applications that, for reasons other than Year 2000 noncompliance, had been previously selected for replacement. The replacement projects, which began in fiscal 1997, are expected to offer improved functionality and commonality over current systems, while at the same time addressing the Year 2000 problem.

With respect to our current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. Significant progress has been made in each of these three phases and we expect our product offerings to be Year 2000 compliant by December 31, 1999. A substantial portion of our product offerings are Year 2000 compliant.

The program also addresses the Year 2000 compliance efforts of our significant suppliers, vendors, and third-party interface systems. As part of this analysis, we are seeking written assurances from these suppliers, vendors, and third parties that they will be Year 2000 compliant. While we have begun such efforts, there can be no assurance that the systems of other companies with which we deal, or on which our systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on our company. We have not fully determined the extent to which our interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant.

Our preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of our information systems, production and facilities equipment. The redirection of spending to implement Year 2000 compliance plans may in some instances delay productivity improvements.

We have also engaged a consulting firm to provide periodic assessments of our company's Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, we have created a Year 2000 business continuity planning team to review and develop, by April 1999, business contingency plans to address any issues that may not be corrected by implementation of our Year 2000 compliance plan in a timely manner. If we are not successful in implementing our Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing such changes, the Year 2000 problem could have a material effect on our consolidated results of operations and financial condition.

At this stage of the process, we believe that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case Year 2000 scenario would be the failure of significant suppliers and vendors to have corrected their own Year 2000 issues which could cause disruption of our operations and have a material adverse effect on our financial condition. The impact of such disruption cannot be estimated at this time. In the event we believe that any of our significant suppliers or vendors are unlikely to be able to resolve their own Year 2000 issues, our contingency plan would include seeking additional sources of supply.


EURO CONVERSION

A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002, but not later than July 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's legal currency.

We are currently evaluating the impact of the euro conversion on our computer and financial systems, business processes, market risk, and price competition. We do not expect this conversion to have a material impact on our results of operations, financial position, or cash flows.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We are required to implement the statement in the first quarter of fiscal 2000. We are currently analyzing the statement to determine the impact, if any, on the consolidated financial statements.

The FASB issued the following Statement of Financial Accounting Standards, which will become effective for our fiscal 1999 annual financial statements: SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans; and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements. The adoption of these new accounting standards may require additional disclosures but should not have a material effect, if any, on our consolidated financial statements.

OUTLOOK

PE Biosystems is expected to continue to grow and maintain profitability for fiscal 1999 on the strength of robust demand and several new products. As previously indicated, PE Biosystems received more than 70 third-party orders for the ABI PRISM (TM) 3700 DNA Analyzer, in addition to the 230 ordered by Celera Genomics. The 3700 provides technology that enables the generation of sequencing data at a new level of throughput.

We are on schedule in establishing operations at Celera Genomics. Celera Genomics employed approximately 250 employees as of December 31, 1998, and its laboratories, data center, and related facilities are coming on line. We have extended Celera Genomics' business to include capabilities in functional genomics. This addition broadens the products and services that Celera Genomics can offer its customers and does so sooner than planned. In addition, Celera Genomics announced that Amgen, Inc. had become the first customer for Celera Genomics databases.

During the first quarter we announced that, subject to shareholder and final Board approval, we plan to distribute a new class of common stock intended to track the separate performance of Celera Genomics. We have filed a registration statement with the Securities and Exchange Commission. We believe this targeted stock structure will provide a number of advantages including: allowing each business autonomy while capitalizing on the synergies of its sister business; accommodating investor interests by creating an equity that closely monitors the performance of a focused business; providing an efficient acquisition currency; and maintaining the financial benefits of a single organization such as tax consolidation and credit availability.

On January 21, 1999, we announced a decision to pursue a sale of our Analytical Instruments business, which has been classified as discontinued operations. We have retained an investment banker to assist in this transaction and believe we will be successful in reaching an agreement for the sale of this business at an appropriate price.

We remain concerned about adverse currency effects because approximately 51% of our revenues were derived from regions outside the United States for the six months ended December 31, 1998. Recently, the U.S. dollar has weakened, which should moderate the effects of currency translation for fiscal 1999.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to:

FACTORS RELATING TO PE BIOSYSTEMS

Significant overseas operations. Approximately 51% of our net revenues for the six months ended December 31, 1998 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. As a result, our reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond our control. International sales and operations may also be adversely affected by many factors, including the imposition of governmental controls, export license requirements, restrictions on the export of critical technology,political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

Dependence on new products. A significant portion of the net revenues for PE Biosystems each year is derived from products that did not exist in the prior year. PE Biosystems' future success will depend on its ability to continually improve its current products and to develop and introduce, on a timely and cost effective basis, new products that address the evolving needs of its customers. PE Biosystems' products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. Unanticipated difficulties or delays in replacing existing products with new products could adversely affect PE Biosystems' future operating results.

Sales   dependent  on  customers'  capital  spending  policies   and
government sponsored research. A significant portion of PE Biosystems' instrument products are capital purchases for its customers. PE Biosystems' customers include pharmaceutical, environmental, research, and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for PE Biosystems' products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for PE Biosystems' products.

In addition, a substantial portion of PE Biosystems' sales are to customers at universities or research laboratories whose funding is dependent on both the level and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures, particularly in the United States and Japan, may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase PE Biosystems' products were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, PE Biosystems' business could be adversely affected.

Claims for patent infringement. PE Biosystems' products are based on complex, rapidly-developing technologies. These products could be developed without knowledge of previously filed but unpublished patent applications that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies. There can be no assurance that PE Biosystems will not be made a party to litigation regarding intellectual property matters in the future. PE Biosystems has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and there can be no assurance that PE Biosystems will be able to obtain these licenses or other rights on commercially reasonable terms.

Future growth strategy. PE Biosystems' future growth depends in part on its ability to acquire complementary technologies through acquisitions and investments. Since January 1, 1996, PE

Biosystems has acquired a number of companies, including PerSeptive Biosystems, Inc., Molecular Informatics, Inc., and Tropix, Inc., and made investments in others. The consolidation of employees, operations, and marketing and distribution methods presents significant managerial challenges. For example, PE Biosystems may encounter operational difficulties in the integration of manufacturing or other facilities. In addition, technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all.

Earthquakes. A significant portion of PE Biosystems' operations is located near major California earthquake faults. The ultimate impact of earthquakes on PE Biosystems', significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

FACTORS RELATING TO CELERA GENOMICS

Early stage of operations. Celera Genomics plans to begin sequencing the Drosophilia (fruit fly) genome in early 1999 and does not expect its sequencing operations to reach projected operational levels until Spring 1999, when it expects to begin sequencing the human genome. As a new business, Celera Genomics faces significant challenges in simultaneously launching and integrating its operations, pursuing key scientific goals, and attracting customers for its information products and services.

No precedent for Celera Genomics' business plan. No organization has ever attempted to combine in one business organization all of the Celera Genomics' businesses. The creation of a genomics database targeted at a wide variety of customers, from pharmaceutical companies to university researchers, has a number of risks, including pricing and volume issues, technology and access concerns, computer security, pursuit of key scientific goals, and protection of intellectual property. As a result, the creation of a business that includes all of the Celera Genomics' businesses has unique risks.

Need to manage rapid growth. Celera Genomics expects to grow significantly, from approximately 250 employees at December 31, 1998 to over 370 in April 1999. This growth will require substantial effort to hire new employees and train and integrate them in the Celera Genomics' business and to develop and implement management information systems, financial controls, and facility plans. In addition, Celera Genomics will be required to create a sales and marketing organization and develop customer support resources as sales of its information products increase. Celera Genomics' inability to manage growth effectively would have a material adverse effect on its future operating results.

Uncertainty of successful integration of GenScope and AgGen. The success of the Celera Genomics depends in part on its ability to integrate the businesses of GenScope and AgGen, which were previously operated by PE Biosystems. In particular, we believe that coordinating the separate scientific research efforts will be a challenge to Celera Genomics. In addition, integrating the operations of geographically distant facilities may lead to unexpected disruptions and costs.

Uncertainty of sequencing strategy. Some genomic scientists have criticized Celera Genomics' sequencing strategy, known as "whole genome shotgun sequencing," as having limitations when applied on a large scale in sequencing the human genome. Others have stated that the human genome cannot be sequenced using whole genome shotgun
sequencing.        Although    scientists  at  The   Institute   for

Genomic Research have used the whole genome shotgun strategy to sequence the genomes of other organisms, the strategy has not been used to sequence a genome with the size and complexity of the human genome. Failure to sequence or assemble the human genome in a timely manner may have a material adverse effect on Celera Genomics' ability to satisfy customer requirements and achieve its business goals.

Uncertainty of successful operation of new sequencers. Celera Genomics' success is heavily dependent on the successful operation of PE Biosystems' new DNA sequencer. Celera Genomics plans to use more than 200 of the new DNA sequencers on a full-time basis, a scale of operation never before attempted. Failure of the DNA sequencers to perform at expected levels, or failure of Celera Genomics to integrate successfully its DNA sequencers in its laboratory, would materially adversely affect Celera Genomics' ability to sequence at the rate required to complete the human genome on a timely basis, to meet milestones in contracts with customers, and to perform research services effectively.

Uncertainty of sequencing operations. The successful operation of the Celera Genomics sequencing facility at the levels required for successful business operations will also be dependent on the integration of materials, technology, and operations necessary to support sequencing at the rate and levels expected. Sequencing requires a significant amount of laboratory preparation, organization, and training of personnel, integration of technology, and proper maintenance of the equipment. In addition, sequencing requires that adequate quantities of materials are available on a timely basis. Celera Genomics depends on PE Biosystems for several critical materials required for sequencing. For certain of these materials, PE Biosystems is the sole supplier, and for other materials Celera Genomics believes that PE Biosystems provides the highest quality materials available. Any interruption in the availability of materials could adversely affect and, in some cases, shut down sequencing operations.

Uncertainty of value of polymorphism data. Celera Genomics believes that the polymorphisms it discovers will add considerable value to its integrated information system. Polymorphism data reveals information about genetic variability between individuals. Its use in the testing of new drugs and the diagnosis of disease, however, is largely untested. Although there has been some early success in linking certain polymorphisms to susceptibility to disease and outcomes of drug therapy, pharmaceutical companies are not yet certain how polymorphism data can be used, or if it can be used on a cost-effective basis, in clinical trials or in drug development. Furthermore, public acceptance of the use of polymorphism data is uncertain. Current and future patient privacy and health care laws and regulations issued by the U.S. Food and Drug Administration may also limit the use of this data.

The ability of Celera Genomics to protect its intellectual property rights will affect its polymorphism program. Such protection is uncertain due to the uncertainty of patent law relating to genomics in general and the novelty of this particular aspect of genomics. In addition, Celera Genomics will be dependent on new technology, including technology provided by PE Biosystems, to make the use of polymorphism information cost-effective so as to make it marketable to the public. This technology is still in early stages of development and its application to this area remains uncertain.

Initial reliance on pharmaceutical industry. Celera Genomics believes that for the next few years it will derive a significant portion of its revenues from fees paid by pharmaceutical companies and larger biotechnology companies for its information products and services. Celera Genomics has also had preliminary discussions with certain universities and similar research organizations about becoming customers, but expects this market to develop at a slower rate. The number of subscribers for Celera Genomics' products during this period may be limited due to their nature and price. Pharmaceutical and biotechnology companies could decide not to subscribe to some or all of Celera Genomics' information products or services, or could decide to conduct their own polymorphism discovery and analysis or work with Celera Genomics' competitors.

Anticipated future losses; uncertainty of operating results. Celera Genomics has earned small amounts of revenues to date and expects that it will continue to incur net operating losses at least through 2001. Celera Genomics has a small number of customers, the revenues from which will offset only a small portion of its expenses. In order to meet its business plan, Celera Genomics will require additional customers in the next few years. In addition, even if Celera Genomics is able to enter into contracts with additional customers, those contracts may be subject to milestones that may not be achieved. As a result, there is a high degree of uncertainty that Celera Genomics will be able to achieve profitable operations.

Highly dependent on key employees. Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly Dr. J. Craig Venter, its President. For the sequencing and assembly of the human genome, Celera Genomics believes the following members of its staff are essential: Dr. J. Craig Venter; Dr. Mark Adams, Vice President for Genome Programs; and Drs. Eugene Myers and Granger Sutton, who are responsible for assembling the genome. Additional members of its medical, scientific, and bioinformatics staff are important to the development of information, tools, and services required for implementation of its business plan, including Dr. Sam Broder, Executive Vice President and Chief Medical Officer.

Celera Genomics does not have employment agreements or non-compete agreements with any of its employees. It also does not maintain key man life insurance on any of them. The loss of any of these persons could have a material adverse effect on Celera Genomics' ability to achieve its goals, particularly the completion of its information products.

Product development and commercialization will require additional employees in such areas as software and bioinformatics development and customer support. The inability to acquire such services or develop such expertise could have a material adverse effect on Celera Genomics.

Uncertain   protection  of  intellectual  property  and  proprietary
rights.    Celera  Genomics'  ability  to  compete  and  to  achieve
profitability may be affected by its ability to protect its proprietary technology and intellectual property. While Celera Genomics will be primarily dependent on revenues from access fees to its discovery and information system, obtaining patent protection may also be important to its business. Patent law affecting Celera Genomics' business, particularly gene sequences and polymorphisms, is uncertain.

Moreover, Celera Genomics may be dependent on protecting, through copyright law or otherwise, its databases to prevent other organizations from taking information from databases and copying and reselling it. Copyright law currently provides uncertain protection to organizations like Celera Genomics that seek to prevent others from reselling their data. Changes in copyright and patent law could expand or reduce the extent to which Celera Genomics and its customers are able to protect their intellectual property.

Adverse effect of public disclosure of genomic sequence data. Celera Genomics has committed to make available to the public basic human sequence data. The release of sequence data could undermine the ability of Celera Genomics and its customers to obtain intellectual property protection. Customers may conclude that uncertainties of such protection decrease the value of Celera Genomics' information products and services and, as a result, it may not be able to charge fees sufficient to allow it to achieve profitability.

Highly competitive business. A number of companies, institutions and government-financed entities are engaged in various genomics initiatives. At least two other companies, Genset, S.A. and Incyte Pharmaceuticals, Inc., have announced their intention to market to the pharmaceutical industry products and services similar to those being offered by Celera Genomics. Additional competitors may attempt to compete with Celera Genomics in the future, including companies that may seek to resell publicly available genomic data.

FACTORS RELATING TO BOTH PE BIOSYSTEMS AND CELERA GENOMICS

Year 2000. In fiscal 1997, we initiated a world-wide program to assess the expected impact of the Year 2000 date recognition problem on our existing computer systems; non-information technology systems, including embedded and process-control systems; product offerings; and significant suppliers. Portions of this program are not expected to be completed before December 31, 1999. If we are not successful in implementing our Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing those changes, the Year 2000 problem could have a material adverse effect on our results of operations and financial condition. In addition, we have not fully determined the likely impact of third parties' compliance efforts on our interface systems and business.

                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

        27. Financial Data Schedule.


     (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

             .


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


                             THE PERKIN-ELMER CORPORATION



                             By:  /s/ Dennis L. Winger
                                Dennis L. Winger
                                Senior Vice President and Chief
                                Financial Officer



                             By:  /s/ Ugo D. DeBlasi
                                Ugo D. DeBlasi
                                Corporate Controller (Chief
                                Accounting Officer)


Dated:  February 16, 1999

    Exhibit No.             Exhibit

        27.            Financial Data Schedule.