Form 10-K/A
period 1998-06-30
PE CORP
filed 1999-03-23
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-K/A
                 AMENDMENT NO. 1 TO FORM 10K
     [ X ] Annual Report Pursuant To Section 13 Or 15(d)
           Of The Securities Exchange Act Of 1934
           For the Fiscal Year Ended June 30, 1998

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


    Registrant's   telephone   number, 203-762-1000
    including area code:


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

             DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended June 30,
1998 - Parts I, II, and IV.

Proxy Statement for Annual Meeting of Shareholders dated
September 9, 1998 - Part III.


Item 6.                  SELECTED FINANCIAL DATA

                                           The Perkin-Elmer Corporation

(Dollar amounts in thousands except per share amounts)
For the years ended June 30,                      1998          1997          1996         1995         1994
Financial Operations
Net revenues                                 $ 1,531,165   $ 1,373,282   $ 1,248,967   $ 1,152,935  $ 1,070,522
Income (loss) from continuing operations          56,388       130,398       (36,523)       46,307       39,966
  Per share of common stock
    Basic                                           1.16          2.74          (.80)         1.04          .87
    Diluted                                         1.12          2.63          (.80)         1.02          .84
Discontinued operations                                                                                 (22,851)
Net income (loss)                                56,388        130,398       (36,523)       46,307       17,115
  Per share of common stock
    Basic                                           1.16          2.74          (.80)         1.04          .37
    Diluted                                         1.12          2.63          (.80)         1.02          .36
Dividends per share                                  .68           .68           .68           .68          .68
Other information
Cash and short-term investments              $    84,091   $   217,222   $    121,145  $   103,826  $    50,605
Working capital                                  287,991       354,741        229,639      256,607      171,068
Capital expenditures                             116,708        69,822         44,309       50,191       46,588
Total assets                                   1,334,474     1,238,749      1,062,979    1,027,051    1,021,746
Long-term debt                                    33,726        59,152         33,694       64,524       61,500
Total debt                                        45,825        89,068         89,801      123,224      145,052
Shareholders' equity                             564,248       504,270        373,727      369,807      364,123


Results for fiscal 1998, 1997, 1996, and 1995 included net before-tax restructuring and other merger costs of $48.1 million, $13.0 million, $89.1 million, and $38.5 million, respectively, and before-tax gains related to investments of $1.6 million, $64.9 million, $11.7 million, and $20.8 million, respectively. Other special items affecting comparability included acquired research and development charges of $28.9 million, $26.8 million, $33.9 million, and $14.7 million for fiscal 1998, 1997, 1996,and 1994, respectively; before-tax charges for the impairment of assets of $7.5 million and $9.9 million for fiscal 1997 and 1996, respectively; and a $22.9 million charge for discontinued operations in fiscal 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included on pages 39 through 61. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations the Company refers to the impact on the reported results of the movement in foreign currency exchange rates from one reporting period to another as "foreign currency translation."

Events Impacting Comparability
Acquisitions and Investments. On January 22, 1998, The Perkin-Elmer Corporation (the Company) acquired PerSeptive Biosystems, Inc. (PerSeptive). The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial results have been restated to include the combined operations.
    The Company acquired Molecular Informatics, Inc. (Molecular Informatics) and a 14.5% interest, and approximately 52% of the voting rights, in Tecan AG (Tecan) during the second quarter of fiscal 1998, and GenScope, Inc. (GenScope) during the third quarter of fiscal 1997. The results of operations for the above acquisitions, each of which was accounted for as a purchase, have been included in the consolidated financial statements since the date of each respective acquisition. A discussion of the Company's significant acquisitions and investments is provided in Note 2.

Restructuring and Other Merger Costs. During fiscal 1998, the Company recorded $48.1 million of before-tax charges, or $.87 per diluted share after-tax, for restructuring and other merger costs to integrate PerSeptive into the Company. The charge included $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines. The objectives of the integration plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions.
   In fiscal 1997 and 1996, the Company implemented restructuring actions primarily targeted to improve the profitability and cash flow
performance   of  the  Analytical  Instruments  Division   (Analytical
Instruments). The fiscal 1997 plan focused on the transition from a highly vertical manufacturing operation to one that relies more on
outsourcing  functions not considered core competencies.   The  fiscal
1996 plan was a broad program designed to reduce administrative and manufacturing overhead and improve operating efficiency, primarily in Europe and the United States. The before-tax charges associated with the implementation of these actions were $24.2 million, or $.31 per diluted share after-tax, in fiscal 1997, and $71.6 million, or $1.35
per  diluted  share  after-tax,  in fiscal  1996.   Fiscal  1997  also
reflected an $11.2 million before-tax, or $.13 per diluted share after-tax, reduction of charges associated with the fiscal 1996 plan.
   Also in fiscal 1996, a before-tax charge of $17.5 million, or  $.38
per   diluted   share  after-tax,  was  recorded  by  PerSeptive   for
restructuring actions and other related costs. A complete discussion of the Company's restructuring programs is provided in Note 10.

Acquired Research and Development. During fiscal 1998, 1997, and 1996, the Company recorded charges for purchased in-process research and development in connection with certain acquisitions for the PE Biosystems Division (PE Biosystems). The charges recorded in fiscal 1998, 1997, and 1996 were $28.9 million, $26.8 million, and $33.9
million,  or   $.57,  $.54,  and  $.72 per  diluted  share  after-tax,
respectively (see Note 2).
   In the second quarter of fiscal 1998, the Company expensed $28.9 million of the Molecular Informatics acquisition cost as in-process research and development, representing 53.6% of the purchase price. This amount was attributed and supported by a discounted probable cash flow analysis on a project-by-project basis. At the acquisition date, the technological feasibility of the acquired technology had not been established and the acquired technology had no future alternative uses.
   The Company attributed approximately 10% of the in-process research and development value to BioLIMS, a software system that manages data,
initiates   analysis  programs,  and  captures  the   results   in   a
centralized, relational database for sequencing instruments; 6% to GA SFDB, a client-side add-on product to several existing gene sequencing
instruments;   38%  to  BioMERGE,  a  client-server   management   and
integration system that organizes proprietary, public and third-party results in a single relational database for the drug discovery and genomic research markets; 9% to BioCLINIC, a client-server management and integration system that organizes proprietary, public and third-party results generated from DNA and protein sequence analysis in a single database for the clinical trials phase of drug development; and 37% to SDK, an open architecture software platform from which all of Molecular Informatics' future software applications are expected to be derived.
   As   of  the  acquisition date, all of the major functionality  for
BioLIMS 2.0 had been completed and the product is expected to be released in September 1998. As of the acquisition date, BioLIMS 3.0 was in the design and scoping phase and is expected to be released in June 1999. As of the acquisition date, GA SFDB was in early alpha phase and had been completed concurrent with the development of
BioLIMS 2.0 and is expected to be released in September 1998.   As  of
the acquisition date, BioMerge 3.0 functional scope was defined and the requirements assessment had been completed and is expected to be released in November 1998. As of the acquisition date, the BioClinic product requirements had been specified and discussions had begun with two potential customers to begin the specific software modifications. Development efforts were terminated in April 1998 due to unsuccessful marketing efforts. As of the acquisition date, the SDK requirements assessment had been completed and the functional scope had been
defined.   Currently, one successful prototype has been completed  and additional development efforts continue in this area.
   At the date of the acquisition, management expected to complete the
majority   of  these  projects  and  commence  generating  significant revenues in fiscal 1999 at an additional research and development cost of approximately $6.9 million. The Company attributed $11.8 million of the purchase price to core technology and existing products, primarily related to the BioMERGE product. The Company applied a risk-adjusted discount to the projects' cash flows of 20% for existing technology and 23% for in-process technology. The risk premium of 3% for in-process technologies was determined by management based on the associated risks of releasing these in-process technologies versus the
existing   technologies  for  the  emerging  bioinformatics   software
industry. The significant risks associated with these products include the limited operating history of Molecular Informatics, uncertainties surrounding market acceptance of such in-process products, competitive
threats   from   other  bioinformatics  companies  and  other   risks.
Management is primarily responsible for estimating the fair value of such existing and in-process technology.
   During   the  third  quarter of fiscal 1997, the  Company  acquired
GenScope,  Inc.,  for  $26.8  million.  GenScope,  founded  in   1995,
represented a development stage venture with no operating history and effectively no revenues. At the acquisition date, technological feasibility of the acquired technology right had not been established and the acquired technology right had no future alternative uses.
At the time of  the  acquisition, GenScope had limited  R&D   contract
services only. The Company acquired the right to utilize AFLP-based gene expression technology in the field of human health, but did not
obtain  any  core  technology  or  other  rights. GenScope's   limited
balance  sheet, consisting of  assets  of approximately  $.2  million,
had yet  to  deliver   commercial  value. Accordingly,   the   Company
recorded  a charge  of  $25.4   million attributable to the in-process
technology  purchased. The  Company based  this  amount  on the  early
development  stage  of  this  life   science  business  acquired,  the
technological hurdles to the application of this technology to the field of human health and the underlying cash flow projections. The acquisition represented the purchase of development stage technology,
not   at   the   time    considered commercially viable in the  health
care applications that the company intends  to  pursue.  The Company's
intent   was to  first  develop the technology into a set of molecular screening tools for use in the enhancement of pharmaceutical product development. The Company allocated $1.4 million of the purchase price
to   technology  rights   attributable   to   GenScope's   AFLP   gene
expression technology. AFLP is an enhancement of the polymerase chain reaction ("PCR") process that allows selective analysis of any portion of genetic material without the specific, prior sequence information normally required for PCR. Of the $25.4 million expensed as in-process research and development, $5.5 million represented a contingent liability due on the issuance of a process patent for technology under development.
    Through June 30, 1998, the Company incurred approximately $4.9 million in additional research and development costs to further develop the AFLP technology in the field of human health. The Company anticipates spending an additional $13.9 million in fiscal 1999 and 2000 to substantially complete such project. Such costs approximate those anticipated at the date of acquisition.
   During the fourth quarter of fiscal 1996, the Company acquired Tropix, Inc., a world leader in the development, manufacture and sale of chemiluminescent detection technology for life sciences. At the
acquisition   date,   the  technological  feasibility  of the acquired
technology had not been established and the acquired technology had no future alternative uses. The acquisition cost, net of cash acquired, was $36.0 million and was accounted for as a purchase. The purchase
price was allocated  to  the net   assets  acquired  and  to purchased
in-process  research   and development.  Purchased in-process research
and development included the value of products in the development stage and not considered to have reached technological feasibility. The Company expensed $22.3 million of the Tropix acquisition cost as in-process research and development, representing 60.3% of the
purchase   price. This   amount   was  attributed  and  supported by a
discounted probable cash flow analysis on a project-by-project basis. The remaining purchase price was allocated as follows: $10.2 million to proprietary patents and core technology, $1.4 million to trademarks and tradenames, $.2 million to assembled workforce and $1.9 million to working capital and property, plant and equipment acquired.
   Approximately 56% of the in-process research and development value was attributed to the pharmaceutical screening products project, a project designed to incorporate existing proprietary technologies of Tropix into assay methods for pharmaceutical customers and to perform the screening required by those customers on-site. Additionally, there was to be continued development of suitable assays to improve and expand the technology covered by Tropix patents. The intent was to be a one-stop service where Tropix would develop and perform screening for pharmaceutical customers. Assets in place for this project were the intellectual property of Tropix and the scientific expertise required to customize both the reagents and the methods necessary for the intended use of the customers. Approximately 44% of the in-process research and development value was attributed to the diagnostics products project, a project related to the continued development of the reagent product line. Derivatives of the proprietary technology and expansion of the patents surrounding it were planned to exploit the leadership that Tropix held in its core chemiluminescent products. Also, work was being performed on ancillary reagents to enhance both reactions and stability of existing Tropix dioxetanes. Development of new kits and applications based on the Gal-Star substrate, in particular, were in-process. All of these activities were focused on expanding the existing product line in consumables in order to maintain Tropix's leadership in chemiluminescence.
   Through   June  30,  1998, the Company incurred approximately  $2.8
million in additional research and development costs to further develop these projects. The diagnostic products project was completed in fiscal 1997. The Company anticipates spending an additional $.8 million in fiscal 1999 to complete the pharmaceutical screening project. Such costs approximate those anticipated at the date of acquisition.
   A risk-adjusted discount rate of 23% was employed to value the in-process projects. The significant risks associated with these products
include   the  limited  operating  history  of  Tropix,  uncertainties surrounding market acceptance of such in-process products and other competitive risks. Management is primarily responsible for estimating the fair value of such existing and in-process technologies.
   In fiscal 1996, the Company acquired Zoogen, Inc., a leading provider of genetic analysis services for $2.1 million, a minority equity interest in Paracel, Inc., a provider of information filtering technologies for $4.5 million and PerSeptive Technologies Corporation, a research and development company formed to fund the development of novel tools for clinical diagnostics and screening of biological compounds for drug discovery, for $19.3 million. In connection with these life science acquisitions, $11.6 million of purchased in-process research and development was expensed in fiscal 1996.

    The $11.6 million of purchased in-process research and development primarily related to in-process projects at PerSeptive Technologies and Zoogen at the dates of acquisition. For all of the fiscal 1996 acquisitions, the technological feasibility of the acquired technology had not been established at the acquisition dates and the acquired technology had no future alternative uses.

    Four projects were in-process at PerSeptive Technologies at the date of acquisition. Three of these projects were abandoned by the Company upon acquisition and, therefore, were not assigned any value. The remaining in-process project was the drug-screening program, a program designed to develop new methodologies for the screening of libraries of biological and chemical compounds to enhance the discovery of drugs. Such project was subsequently transferred to ChemGenics
Pharmaceuticals  in  exchange for a 34% equity  interest.   In  fiscal
1997, after additional research and development efforts by ChemGenics, the Company received a 6% interest in Millennium Pharmaceuticals in exchange for its ownership in ChemGenics and recognized a $25.9 million gain upon such transaction.

    The in-process projects at Zoogen included the flea allergy dermatitis, green iguana sexing, bird sexing method conversion, and the feline genotyping projects. All projects were completed in fiscal 1997, except for the flea allergy dermatitis project, at an additional cost of approximately $.3 million. The flea allergy dermatitis project was abandoned in fiscal 1997. All costs incurred approximated those anticipated at the date of acquisition.

Impairment of Assets. Cost of sales for fiscal 1997 included $7.5 million, or $.13 per diluted share after-tax, for the write-down of goodwill and other assets. The fiscal 1997 charge, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," included $5.6 million to write-down goodwill associated with the fiscal 1995 acquisition of Photovac Inc. and $1.9 million of other assets associated primarily with Analytical Instruments. In fiscal 1996, the Company recorded a before-tax cost of sales charge of $9.9 million, or $.21 per diluted share after-tax, for the impairment of certain production assets associated with the realignment of the product offerings of PerSeptive (see Note 1).

Gain on Investments. Fiscal 1998, 1997, and 1996 included before-tax gains of $1.6 million, $64.9 million, and $11.7 million, respectively, related to the sale and release of contingencies on minority equity
investments.   The  fiscal 1998, 1997, and 1996 after-tax  gains  per
diluted share were $.03, $1.15, and $.19, respectively (see Note 2).

Results of Operations - 1998 Compared with 1997
The Company reported net income of $56.4 million, or $1.12 per diluted share, for fiscal 1998, compared with net income of $130.4 million, or $2.63 per diluted share, for fiscal 1997. On a comparable basis, excluding the special items previously described, net income increased 9.0% to $127.1 million for fiscal 1998 compared with $116.6 million for fiscal 1997, and earnings per diluted share increased 8.6% to $2.53 for fiscal 1998 from $2.33 for fiscal 1997. Excluding the effects of currency translation and special items, earnings per diluted share would have increased approximately 25% compared with the prior year.
   Net revenues were $1,531.2 million for fiscal 1998, compared with $1,373.3 million for fiscal 1997, an increase of 11.5%. Excluding Tecan, revenues increased 7.8% compared with the prior year. The effects of currency translation decreased net revenues by approximately $68 million, or 5%, compared with the prior year, as the U.S. dollar strengthened against most European and Far Eastern currencies. Geographically, the Company reported revenue growth in all regions compared with the prior year. The United States reported the strongest growth with revenues increasing 22.3%, or 18.6% excluding Tecan, benefiting from growth in both the PE Biosystems and Analytical Instruments business segments. Revenues increased 5.4% in Europe, 1% in the Far East, and 14.9% in other markets, specifically Latin America, where revenues increased 36% compared with the prior year. Excluding Tecan, revenues remained essentially unchanged in Europe and the Far East compared with the prior year. Before the effects of currency translation and excluding Tecan, revenues would have increased approximately 8% in Europe, 9% in the Far East, and 19% in other markets. Growth in the Far East market was adversely affected by the economic turmoil in the Pacific Rim and the weakening of the Japanese Yen.

Net revenues by business segment

(Dollar amounts in millions)       1998        1997
PE Biosystems                  $   921.8   $   749.2
Analytical Instruments             609.4       624.1
                               $ 1,531.2   $ 1,373.3

   On a business segment basis, net revenues of PE Biosystems, the Company's life science division, which includes PE Applied Biosystems, PerSeptive, Molecular Informatics, Tropix, GenScope, and Tecan, increased 23.0% to $921.8 million for fiscal 1998 compared with $749.2 million for the prior year. Excluding Tecan, revenues increased 16.3% over the prior year. The negative effects of a strong U.S. dollar reduced the division's revenues by approximately $33 million, or 4%. On a worldwide basis, excluding Tecan and the effects of currency translation, revenues would have increased approximately 21% compared with the prior year. Increased demand for genetic analysis, liquid chromatography/mass spectrometry (LC/MS), and polymerase chain reaction (PCR) product lines was the primary contributor. All geographic markets reported increased revenues over the prior year. Excluding Tecan, net revenues in the United States, Europe, and the Far East increased 25.3%, 10.2%, and 4.5%, respectively. Before the effects of currency translation, and excluding Tecan, revenues in Europe and the Far East would have increased approximately 18% and 14%, respectively, compared with the prior year. The Company believes slower Japanese government funding in the second half of fiscal 1998 and the lack of a supplemental budget, which added to fiscal 1997 revenues, contributed to a lower growth rate of only 3% in the Japanese market.
   Net revenues for Analytical Instruments were $609.4 million for fiscal 1998 compared with $624.1 million for the prior year, a decrease of 2.4%. The effects of currency translation decreased net revenues by approximately $35 million, or 6%. Excluding currency effects, revenues would have increased approximately 3%. Increased revenues of chromatography products, primarily data handling and LIMS (Laboratory Information Management Systems), were more than offset by lower demand for organic and inorganic products. Geographically, revenues in the United States and other markets increased 6.5% and 10.1%, respectively. Revenues in Latin America, included in other markets, increased 25% compared with the prior year. Revenues in Europe and the Far East decreased 7.5% and 9.6%, respectively; however, excluding the effects of currency translation, revenues in the Europe and the Far East remained essentially unchanged compared with fiscal 1997.
   Gross margin as a percentage of net revenues was 50.9% for fiscal 1998 compared with 49.5% for fiscal 1997. Fiscal 1998 gross margin included $4.1 million of inventory-related write-offs associated with the rationalization of certain product lines in connection with the acquisition of PerSeptive, and fiscal 1997 included a charge of $7.5 million for the impairment of assets associated primarily with Analytical Instruments. Excluding the special items, fiscal 1998 gross margin increased to 51.2% of revenues compared with 50.1% for fiscal 1997. Benefits realized by PE Biosystems from the sale of higher-margin genetic analysis products, increased royalty revenues in the United States, and cost savings resulting from Analytical
Instruments' restructuring actions more than offset the negative effects of currency translation.
   Selling, general, and administrative (SG&A) expenses were $459.6 million for fiscal 1998 compared with $416.3 million for the prior year. The 10.4% increase in expenses, or 6.7% excluding Tecan, was due to higher planned worldwide selling and marketing expenses for PE Biosystems, commensurate with the substantially higher revenue and order growth. Before the effects of currency translation and Tecan, SG&A expenses increased 10.6% compared with the prior year. SG&A expenses for Analytical Instruments decreased 3.3% compared with the prior year, primarily because of lower expenses in Europe resulting in part from the restructuring plans. As a percentage of net revenues, SG&A expenses for the Company remained essentially unchanged from the prior year at 30%.
   Research, development, and engineering (R&D) expenses of $152.2 million increased 25.9% over the prior year, or 21.2% excluding Tecan. R&D spending in PE Biosystems increased 37.0%, or 29.8% excluding Tecan, over the prior year as the Company continued its product development efforts and preparation for new product launches in this segment. The division's spending accounted for 71% of the Company's R&D expenses. R&D expenses for Analytical Instruments remained essentially unchanged compared with the prior year. As a percentage of net revenues, the Company's R&D expenses increased to 9.9% compared with 8.8% for the prior year.
   During fiscal 1998, the Company recorded $48.1 million of charges for restructuring and other merger costs to integrate PerSeptive into the Company following the acquisition (see Note 10). The objectives of the integration plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. The charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines. Additional non-recurring acquisition costs of $1.5 million for training, relocation, and communication costs were recognized as period expenses in the third and fourth quarters and were
classified   as   other   merger-related   costs.   The

Company expects to incur an additional $6.5 million to $8.5 million of acquisition-related costs for training, relocation, and communication in fiscal 1999. These costs will be recognized as period expenses when incurred and will be classified as other merger costs.
   The $33.9 million restructuring charge includes $13.8 million severance-related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset-related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations. These restructuring actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition-related investment banking and professional fees. As of June 30, 1998, approximately 12 employees were separated under the plan and the actions are proceeding as planned.
   The restructuring plan actions announced in the fourth quarter of fiscal 1997 have been proceeding as planned. These actions focused on the transition of Analytical Instruments from a highly vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. The plan also included actions to finalize consolidation of sales and administrative support, primarily in Europe (see Note 10). For the year ended June 30, 1998, the Company achieved approximately $9 million in before-tax savings attributable to this plan, and expects to achieve approximately $19 million in succeeding fiscal years.
   Fiscal 1998 included $28.9 million of purchased in-process research and development associated with the acquisition of Molecular Informatics. In fiscal 1997, the Company recorded a charge of $26.8 million primarily for in-process research and development related to the acquisition of GenScope.
  Operating income decreased to $94.5 million for fiscal 1998 compared with $103.0 million for the prior year. Excluding special items, operating income increased 14.1% to $171.4 million for fiscal 1998 compared with $150.3 million for fiscal 1997. Excluding Tecan and special items, operating income increased by 9% compared with the prior year. On a comparable basis excluding special items, Tecan, and the effects of currency translation, operating income would have increased 26% compared with the prior year. The effects of currency translation decreased operating income by approximately $25 million compared with the prior year. A combination of revenue growth in PE Biosystems and reduced expense levels, contributed to the improvement.

Operating income by business segment
                                          PE         Analytical
(Dollar amounts in millions)          Biosystems    Instruments

1998
Segment income                        $  150.8       $   57.4
Restructuring and other merger costs     (48.1)
Acquired R&D                             (28.9)
  Operating income                    $   73.8       $   57.4

1997
Segment income                        $  125.4       $   56.1
Restructuring                                           (13.0)
Acquired R&D                             (26.8)
Impairment of assets                       (.7)          (6.8)
  Operating income                    $   97.9       $   36.3

   Operating income for PE Biosystems decreased to $73.8 million for fiscal 1998 compared with $97.9 million for fiscal 1997. Excluding the special charges for restructuring and other merger costs, acquired research and development, and the impairment of assets, operating income increased $25.4 million, or 20.3%, primarily as a result of increased volume and improved margins. Excluding Tecan, operating income increased 14.5% compared with the prior year. Before the effects of currency translation and excluding Tecan, fiscal 1998 operating income increased 28.1% compared with the prior year. Geographically, fiscal 1998 segment income increased 39% in the United States, 20% in the Far East, and 17% in Europe compared with fiscal 1997. A 23.5% increase in operating income from higher-margin sequencing and mapping systems was the primary contributor. Excluding the effects of currency translation, segment income would have increased approximately 34%. As a percentage of net revenues, segment income, before special items, remained essentially unchanged compared with the prior year.
   Operating income for Analytical Instruments increased to $57.4 million for fiscal 1998 compared with $36.3 million for fiscal 1997. Operating income for the division, excluding the fiscal 1997 charges for restructuring costs and impairment of assets, increased by 2.3% compared with the prior year. Lower expense levels resulting from cost control and the actions of the restructuring programs were essentially offset by lower sales volume. Excluding currency effects, segment income would have increased approximately 17%. As a percentage of net revenues, segment income before special items increased to 9.4% for fiscal 1998 from 9.0% for fiscal 1997.
   In fiscal 1998 and 1997, the Company recorded gains of $1.6 million and $64.9 million, respectively, on the sale and release of contingencies on minority equity investments (see Note 2).
  Interest expense was $4.9 million for fiscal 1998 compared with $5.9 million for the prior year. This decrease was primarily due to the refinancing of PerSeptive's 8 - 1/4% Convertible Subordinated

Notes (the PerSeptive Notes) together with slightly lower outstanding debt balances and lower average interest rates. Interest income was $5.9 million for fiscal 1998 compared with $8.8 million for the prior year, primarily because of lower cash balances resulting from the use of cash to fund the Company's continued investments and acquisitions in the life sciences segment, as well as from lower interest rates.
  Other income, net for fiscal 1998 of $3.5 million, primarily related to the sale of certain operating and non-operating assets, compared with other income, net of $1.8 million for the prior year.
  The Company's effective tax rate was 38.4% for fiscal 1998 and 24.5% for fiscal 1997. Excluding Tecan in fiscal 1998, and special items in fiscal 1998 and fiscal 1997, the effective income tax rate was 25% for fiscal 1998 compared with 21% for fiscal 1997. The rate for fiscal 1997 was favorably impacted by PerSeptive's utilization of loss carryforwards. An analysis of the differences between the federal statutory income tax rate and the effective rate is provided in Note 4.
   Minority interest expense of $5.6 million was recognized in fiscal 1998 relating to the Company's 14.5% financial interest in Tecan (see
Note 2).

Results of Operations - 1997 Compared with 1996
The Company reported net income of $130.4 million, or $2.63 per diluted share, for fiscal 1997 compared with a net loss of $36.5 million, or $.80 per diluted share, for fiscal 1996. On a comparable basis, excluding the special items previously described, net income and earnings per diluted share increased 49.5% and 39.5%, respectively.
   Net revenues for fiscal 1997 were $1,373.3 million, an increase of 10% over the $1,249.0 million reported for fiscal 1996. The effects of currency rate movements decreased net revenues by approximately $45 million, or 4%, as the U.S. dollar strengthened against the Japanese Yen and certain European currencies.
   All geographic markets experienced revenue growth for fiscal 1997. Net revenues in the United States increased 13.4% over the prior year, benefiting from growth in both PE Biosystems and Analytical Instruments. Net revenues in Europe and the Far East increased 8.6% and 8.2%, respectively, as higher revenues from PE Biosystems were partially offset by decreases in Analytical Instruments revenues. In Europe, a 26.3% increase in revenues from PE Biosystems was partially offset by a 2.3% decline in Analytical Instruments' revenues. In the Far East, a 16.3% increase in PE Biosystems revenues was partially offset by a 2.3% decrease in Analytical Instruments' revenues. Excluding currency effects, total revenues in Europe and the Far East would have increased approximately 13% and 18%, respectively.

Net revenues by business segment

(Dollar amounts in millions)       1997        1996
PE Biosystems                  $   749.2   $   618.4
Analytical Instruments             624.1       630.6
                               $ 1,373.3   $ 1,249.0

   Including currency effects, which reduced reported revenues by approximately $25 million, or 4%, net revenues of PE Biosystems increased 21.2% over fiscal 1996. Net revenues in the United States, Europe, and the Far East increased 20.7%, 26.3%, and 16.3%, respectively. Increased demand for genetic analysis, LC/MS, and the PCR product lines was the primary contributor.
   Analytical Instruments experienced a 1% decline in net revenues compared with the prior year. Currency rate movements reduced revenues by approximately $20 million, or 3%. While revenues in the United States increased 2.5%, this was offset by a decrease of 2.3% in both Europe and the Far East. Excluding the effects of currency translation, revenues in Europe and the Far East would have increased approximately 2% and 4%, respectively.
   Gross margin as a percentage of net revenues was 49.5% for fiscal 1997 compared with 47.7% for fiscal 1996. Excluding the $7.5 million and $9.9 million charges for impaired assets, recorded in cost of sales, for fiscal 1997 and 1996, respectively, gross margin was 50.1% compared with 48.5%. Both divisions experienced improved gross margin for fiscal 1997. PE Biosystems' improvement was the result of the overall unit volume increase and product mix. The benefits realized from the fiscal 1996 restructuring plan, combined with a more favorable product mix, contributed to an improved gross margin for Analytical Instruments.
   SG&A expenses were $416.3 million for fiscal 1997 compared with $380.4 million for fiscal 1996, an increase of 9.4%. Lower expense levels resulting from cost controls and the actions of the restructuring programs in Analytical Instruments were more than offset by increased expenses of 20.5% in PE Biosystems and costs for the Company's restricted stock and performance-based compensation programs, including a long-term divisional plan that was effective for fiscal 1997. The total expense for the restricted stock, performance-based programs, and long-term division plan was $26.3 million and $11.8 million for fiscal 1997 and 1996, respectively. As a percentage of net revenues, SG&A expenses for the Company remained essentially unchanged at approximately 30% for both fiscal 1997 and fiscal 1996.
   R&D  expenses  were  $120.9 million for fiscal 1997  compared  with
$113.7 million for fiscal 1996. R&D spending in PE Biosystems increased 29.2% over the prior year as the Company continued its product development efforts for the bioresearch markets. In fiscal 1997, Analytical Instruments recorded a 20.9% decrease in R&D expenditures, which reflected the objectives of restructuring actions and product line reviews.
  Operating income for fiscal 1997 was $103.0 million compared with an operating loss of $21.5 million for fiscal 1996. Fiscal 1997 and 1996 included charges of $26.8 million and $33.9 million, respectively, for acquired research and development related to acquisitions for PE Biosystems. Fiscal 1997 and 1996 also included charges for restructuring of $13.0 million and $89.1 million, respectively. On a comparable basis, excluding special items in both years, operating income increased 34.9% compared with the prior year.
   During the fourth quarter of fiscal 1997, the Company announced a follow-on phase to Analytical Instruments' profit improvement program. The restructuring cost for this action was $24.2 million and included $19.4 million for costs focused on further improving the operating efficiency of manufacturing facilities in the United States, Germany, and the United Kingdom. These actions were designed to transition Analytical Instruments from a highly vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. The restructuring charge also included $4.8 million to finalize the consolidation of sales and administrative support, primarily in Europe, where seventeen facilities were closed.
  The workforce reductions under this action totaled approximately 285 employees in production labor and 25 employees in sales and administrative support. The charge included $11.9 million for severance - related costs. The $12.3 million provided for facility consolidation and asset-related write-offs included $1.2 million for lease termination payments and $11.1 million for the write-off of machinery, equipment, and tooling associated with the functions to be outsourced.
  The fiscal 1996 restructuring charge included $71.6 million for the first phase of Analytical Instruments' profit improvement plan. In connection with the program, the division was reorganized into three vertically integrated, fiscally accountable operating units, a distribution center in Holland was established to centralize the European infrastructure for shipping, administration, and related functions, and a program was implemented to eliminate excess production capacity in Germany. The charge included $37.8 million for worldwide workforce reductions of approximately 390 positions in manufacturing, sales and support, and administrative functions. The charge also included $33.8 million for facility consolidation costs and asset-related write-offs associated with the discontinuation of various product lines. In the fourth quarter of fiscal 1997, the Company finalized the actions associated with this program. The costs to implement the program were $11.2 million less than the $71.6 million charge recorded in fiscal 1996. As a result, during the fourth quarter of fiscal 1997, the Company recorded an $11.2 million reduction of charges required to implement the fiscal 1996 program.
  Fiscal 1996 also included a restructuring charge of $17.5 million for restructuring actions and other related costs associated with PerSeptive.

Operating income (loss) by business segment

                                          PE         Analytical
(Dollar amounts in millions)          Biosystems    Instruments

1997
Segment income                        $  125.4       $   56.1
Restructuring                                           (13.0)
Acquired R&D                             (26.8)
Impairment of assets                       (.7)          (6.8)
  Operating income                    $   97.9       $   36.3

1996
Segment income                        $  107.2       $   28.7
Restructuring                            (17.5)         (71.6)
Acquired R&D                             (33.9)
Impairment of assets                      (9.9)
  Operating income (loss)             $   45.9       $  (42.9)

   Operating income for PE Biosystems, excluding special items, increased $18.2 million, or 17.0%, as a result of increased volume and improved margin. All geographic markets contributed to the improved segment income. An increase in operating income from high-margin sequencing systems was the primary contributor. The strongest growth was in Europe, where fiscal 1997 segment income increased 33% compared with fiscal 1996. Excluding currency translation effects, segment income would have increased approximately 27%. As a percentage of net revenues, segment income decreased to 16.7% for fiscal 1997 from 17.3% for fiscal 1996.
   Operating income for Analytical Instruments, excluding the charges for restructuring and impairment of assets, increased to $56.1 million for fiscal 1997 from $28.7 million for fiscal 1996. As a percentage of net revenues, segment income increased to 9.0% for fiscal 1997 from 4.6% for fiscal 1996. The cost savings realized from the restructuring actions and cost controls were the primary reasons for the improvement. Compared with the prior year, operating income in Europe decreased 2.9% resulting primarily from the effects of a stronger U.S. dollar and was more than offset by improvements in other geographic areas, primarily the United States.
   In fiscal 1997 and 1996, the Company recorded before-tax gains of $64.9 million and $11.7 million, respectively, on the sale and release of contingencies on minority equity investments.
  Interest expense was $5.9 million for fiscal 1997 compared with $8.4 million for fiscal 1996. Lower average borrowing levels for fiscal 1997 and lower weighted average interest rates on short-term debt accounted for the reduction in interest costs. As a result of maintaining higher cash and cash equivalent balances, interest income increased by $3.5 million to $8.8 million for fiscal 1997.
   Other income, net was $1.8 million for fiscal 1997 compared with other expense, net of $2.1 million for fiscal 1996. The fiscal 1997 amount consisted primarily of a fourth quarter gain on the sale of real estate.
   The effective income tax rate for fiscal 1997 was 24.5%. Fiscal 1996 incurred a provision of $21.6 million on a before-tax loss of $15.0 million. Both years were impacted by special items. The charges for acquired research and development were not deductible for tax purposes. Additionally, the fiscal 1996 charge for restructuring and the fiscal 1997 charge for impairment of assets were only partially deductible, and no tax benefit was recognized for PerSeptive's fiscal 1996 net operating loss, which resulted in a significant increase in the tax rate for the fiscal year.
   In the fourth quarter of fiscal 1997, the Company reduced its deferred tax valuation allowance, resulting in the recognition of a $50.0 million deferred tax benefit. The benefit resulting from the valuation allowance release was substantially offset by a fourth quarter accrual for tax costs related to gains on foreign reorganizations.

Market Risk
The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. The Company derived approximately 57% of its revenues from countries outside of the United States for fiscal 1998. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.
  The Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses on the derivatives. The Company does not use derivative financial instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives. At June 30, 1998, outstanding hedge contracts covered approximately 80% of the estimated foreign currency exposures related to cross-currency cash flows to be realized in fiscal 1999. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing in fiscal 1999.

   The Company performed a sensitivity analysis as of June 30, 1998. Assuming a hypothetical adverse change of 10% in foreign exchange rates (i.e., a weakening of the U.S. Dollar) at June 30, 1998, the Company calculated a hypothetical loss in future cash flows of
$4.1 million. The Company calculated the hypothetical loss by comparing the difference between the change in market value of both the foreign currency contracts outstanding and the underlying exposures being hedged at June 30, 1998, assuming the 10% adverse change in exchange rates. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and the actual exposures and hedges.

   Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, the Company executed an interest rate swap in conjunction with its entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, the Company pays a fixed rate of interest at 2.1% and receives a floating LIBOR interest rate. At June 30, 1998, the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion ($27.0 million). The maturity date of the swap coincides with the maturity of the Yen loan in March 2002.

A change in interest rates would have no impact on the reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Further discussion of the Company's foreign currency and interest rate management activities is provided in Note 12.


Management's Discussion of Financial Resources and Liquidity
The following discussion of financial resources and liquidity focuses on the Consolidated Statements of Financial Position (page 40) and the Consolidated Statements of Cash Flows (page 41).
   The Company's financial position at June 30, 1998 was strong, with cash and cash equivalents totaling $82.9 million compared with $213.0 million at June 30, 1997, and total debt of $45.8 million at June 30, 1998 compared with $89.1 million at June 30 1997. The decrease in cash was primarily a result of expenditures related to acquisitions for PE Biosystems, cash outlays associated with restructuring actions, and expenditures for the Company's strategic program to improve its information technology infrastructure. Working capital was $288.0 million at June 30, 1998 compared with $354.7 million at June 30, 1997. Debt to total capitalization decreased to 8% at June 30, 1998 from 15% at June 30, 1997. The decrease was attributable to the prepayment of long-term debt.

Significant Changes in the Consolidated Statements of Financial
Position
Accounts receivable and inventory balances increased from June 30, 1997 to June 30, 1998 by $41.0 million and $25.4 million,respectively. Excluding Tecan, accounts receivable and inventory balances increased by $19.5 million and $15.6 million, respectively, from June 30, 1997 to June 30, 1998, reflecting the growth in PE Biosystems.
   The Company reduced the total deferred tax asset and related valuation allowance from $155.7 million and $78.6 million at June 30, 1997 to $138.8 million and $71.7 million at June 30, 1998. The valuation allowance relates primarily to foreign and domestic tax loss carryforwards, domestic tax credit carryforwards and other domestic deferred tax assets. A portion of the valuation allowance is attributable to tax loss and credit carryforwards and other deferred tax assets which the Company acquired as part of the purchase of
PerSeptive in fiscal 1998. In evaluating the need for a valuation allowance, the Company considered all available positive and negative evidence, including historical information supplemented by information about future years. The following factors significantly influenced the conclusion regarding the need for a valuation allowance including: (1) the historical profitability of the domestic Analytical Instruments operations, (2) the limitation under the Internal Revenue Code on the amount of annual utilization of domestic loss carryforwards and credits of PerSeptive, (3) the long-term nature of a significant portion  of  the  remaining domestic tax asset, and  (4)  the  various expiration dates of the foreign loss carryforwards. The Company evaluates the need for the valuation allowance periodically for each taxpaying component in each tax jurisdiction.
   Other long-term assets increased to $279.5 million at June 30, 1998 from $192.1 million at June 30, 1997. The change included $70.9 million of intangible assets associated with the acquisition of Tecan and Molecular Informatics, $11.5 million of minority equity investments for PE Biosystems, and a $10.2 million increase in prepaid pension asset, partially offset by the sale of certain non-operating assets.
  Total short-term and long-term borrowings were $45.8 million at June 30, 1998 compared with $89.1 million at June 30, 1997. The decrease was due in part to the redemption of PerSeptive's 8 - 1/4% Convertible Subordinated Notes Due 2001 on March 23, 1998. The redemption price was $1,055.81 per $1,000 principal amount of the PerSeptive Notes, which represented the redemption premium and aggregate principal plus accrued and unpaid interest to the redemption date. The aggregate outstanding principal amount of the PerSeptive Notes was $27.2 million at March 23, 1998. A total of $26.1 million was paid in cash, representing $24.7 million of principal and $1.4 million of accrued interest and premium relating to the PerSeptive Notes.
Additionally,  $2.5   million   of   the
principal amount of the PerSeptive Notes was converted by the holders thereof into 35,557 shares of the Company's common stock.
  Accounts payable increased $33.9 million to $165.3 million at June 30, 1998 from $131.4 million at June 30, 1997. The increase resulted from higher purchases to support production and operating requirements.
  At June 30, 1998, $43.8 million of minority interest was recognized in connection with Tecan.

Statements of Cash Flows
Operating activities generated $78.2 million of cash in fiscal 1998 compared with $113.2 million in fiscal 1997 and $90.9 million in fiscal 1996. In fiscal 1998, higher income-related cash flow was more than offset by a net increase in operating assets and liabilities. The increase related primarily to PE Biosystems, reflecting the division's continued growth.
   Net cash used by investing activities was $169.9 million in fiscal 1998 compared with net cash provided by investing activities of $13.4 million in fiscal 1997. During fiscal 1998, the Company generated $19.5 million in net cash proceeds from the sale of assets and $9.7 million from the collection of a note receivable. The proceeds were more than offset by $116.7 million of capital expenditures and $98.0 million for acquisitions and investments, primarily Tecan and Molecular Informatics (see Note 2). For fiscal 1997, the Company generated $99.7 million in net cash proceeds from the sale of its equity interests in Etec Systems, Inc. and Millennium Pharmaceuticals, Inc. and from the sale of certain other non-operating assets. These proceeds were partially offset by the $27.7 million used for acquisitions, primarily GenScope (see Note 2), and $69.8 million for capital expenditures. In fiscal 1996, $119.2 million of cash was used for acquisitions and $44.3 million was used for capital expenditures. This was partially offset by $102.3 million of cash proceeds generated from the sale of minority equity investments and non-operating assets.
   Fiscal 1998 capital expenditures were $116.7 million: $72.6 million for PE Biosystems, $42.9 million for Analytical Instruments, and $1.2 million for corporate. The Company's expenditures included $65.9 million as part of the strategic program to improve its information technology infrastructure. Capital expenditures for fiscal 1997 totaled $69.8 million: $42.1 million for PE Biosystems, $14.1 million for Analytical Instruments, and $13.6 million for corporate. Fiscal 1997 expenditures included $11.1 million for information technology infrastructure improvements and $12.1 million for the acquisition of a corporate airplane.
   Net cash used by financing activities was $37.7 million for fiscal 1998, $15.9 million for fiscal 1997, and $22.2 million for fiscal 1996. During fiscal 1998, proceeds from employee stock plan exercises were $33.6 million. This was more than offset by shareholder dividend payments and the redemption of the PerSeptive Notes. During fiscal 1997, the Company generated $1.8 million from the sale of equity put warrants (see Note 7) and $33.6 million in proceeds from employee stock plan exercises, compared with $65.0 million from employee stock plan exercises in fiscal 1996. This was more than offset by shareholder dividends of approximately $29 million for both fiscal 1997 and 1996, and for the purchase of common stock for treasury. During fiscal 1997, .4 million shares were repurchased at a cost of $25.1 million, compared with .8 million shares at a cost of $41.0 million in fiscal 1996. Common stock purchases for treasury were made in support of the Company's various stock plans. No shares were repurchased during fiscal 1998.
    As previously mentioned, the Company recorded before-tax restructuring charges and other merger costs of $48.1 million, $24.2 million, and $89.1 million in fiscal 1998, 1997, and 1996, respectively. Fiscal 1997 also included an $11.2 million before-tax reduction of charges associated with the fiscal 1996 restructuring plan. During fiscal 1998, the Company made cash payments of $39.5 million for obligations related to restructuring plans and other merger costs. Liabilities remaining at June 30, 1998 were $26.9 million and $4.4 million for the fiscal 1998 and 1997 plans, respectively (see Note 10). The funding for the remaining restructuring liabilities will be from current cash balances, including realized benefits from the restructuring activities.
   The Company believes its cash and short-term investments, funds generated from operating activities, and available borrowing facilities are sufficient to provide for its anticipated financing needs over the next two years. At June 30, 1998, the Company had unused credit facilities totaling $343 million.

Impact of Inflation and Changing Prices
Inflation and changing prices are continually monitored. The Company attempts to minimize the impact of inflation by improving productivity and efficiency through continual review of both manufacturing capacity and operating expense levels. When operating costs and manufacturing costs increase, the Company attempts to recover such costs by increasing, over time, the selling price of its products and services. The Company believes the effects of inflation have been appropriately managed and therefore have not had a material impact on its historic operations and resulting financial position.

Year 2000
In fiscal 1997, the Company initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on its existing internal computer systems; non-information technology systems, including embedded and process-control systems; product offerings; and significant suppliers. The purpose of this program is to ensure the event does not have a material adverse effect on the Company's business operations.
   Regarding the Company's existing internal computer systems, the program involves a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement of applications developed in-house. Replacement projects are currently underway, and are anticipated to be substantially completed for all business-critical systems in the United States by December 31, 1998, and worldwide by December 31, 1999. The program focuses largely on replacement of applications that, for reasons other than Year 2000
noncompliance,  had  been previously selected  for  replacement.   The
replacement projects, which began in fiscal 1997,are expected to offer improved functionality and commonality over current systems, while at the same time addressing the Year 2000 problem.

  With respect to the Company's current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. Progress has been made in each of these three phases and the Company expects its product offerings to be Year 2000 compliant by December 31, 1999.
   The program also addresses the Year 2000 compliance efforts of the Company's significant suppliers, vendors, and third-party interface systems. As part of this analysis, the Company is seeking written assurances from these suppliers, vendors, and third parties that they will be Year 2000 compliant. While the Company has begun such efforts, there can be no assurance that the systems of other companies with which the Company deals, or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on the Company. The Company has not fully determined the extent to which the Company's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant.
  The Company's preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems, production and facilities equipment. The redirection of spending to implement Year 2000 compliance plans may in some instances delay productivity improvements.
   The Company has also engaged a consulting firm to provide periodic assessments of the Company's Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, the Company has created a Year 2000 business continuity planning team to review and develop, by April 1999, business contingency plans to address any issues that may not be corrected by implementation of the Company's Year 2000 compliance plan in a timely manner. If the Company is not successful in implementing its Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing such changes, the Year 2000 problem could have a material adverse impact on the Company's consolidated results of operations and financial condition.


Recently Issued Accounting Standards
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2000. The Company is currently analyzing the statement to determine the impact, if any, on the consolidated financial statements.
   The FASB issued the following Statement of Financial Accounting Standards, which will become effective for the Company's fiscal 1999 financial statements: SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements; and SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components, as defined. The adoption of these new accounting standards may require additional disclosures but should not have a material effect, if any, on the consolidated financial statements of the Company.
   The Company continues to apply APB No. 25 in accounting for the stock based compensation plans. Accordingly, no compensation expense has been recognized for these plans, as all options have been issued at fair value. The effect of accounting for such plans at fair value, under SFAS No. 123, "Accounting for Stock Based Compensation," would be to decrease fiscal 1998 net income by $31 million and diluted earnings per share by $.61. The method used to determine the fair value is the Black-Scholes options pricing model. Accordingly, changes in dividend yield, volatility, interest risks and option life could have a material effect on the fair value. See Note 8 to the consolidated financial statements for a more detailed discussion regarding the accounting for stock-based compensation at fair value.

Outlook
As the underlying demand for life science products continues to grow, PE Biosystems is expected to continue to grow and maintain profitability on the strength of robust demand and several new products to be introduced, primarily during the second and third quarters of fiscal 1999. New products planned for fiscal 1999 include the ultra-high-throughput model 3700 genetic analysis system; the next generation LC/MS instruments, which should reach full production in fiscal 1999; and several applied genetic kits, including one for HIV. The Company continues to expand this business through increased internal development efforts as well as acquisitions, strategic equity investments, and other collaborations. The acquisitions, investments, and collaborations in PerSeptive, Tecan, Molecular Informatics, Hyseq, Inc., Biometric Imaging, Inc., and GenScope are indicators of the Company's continued focus on this business segment. While the Company expects to realize benefits from these acquisitions, integration is complex.
   For Analytical Instruments, revenue growth is expected in the low single digits for fiscal 1999. The fiscal 1997 restructuring actions are expected to continue to increase the profitability and cash flow of the division.
   Adverse currency effects remain a concern for the Company because approximately 57% of its revenues are derived from markets outside the United States. These adverse effects could continue if the relationship of the U.S. dollar to certain major European and Far Eastern currencies is maintained at current levels, or could worsen if the U.S. dollar continues to strengthen. The Company has absorbed negative currency impacts of approximately $.38, $.19, and $.04 per diluted share for fiscal 1998, 1997, and 1996, respectively. The Company expects its currency and economic exposures in Southeast Asia to be reduced from fiscal 1998 levels. However, the Japanese Yen remains weak, and further U.S. dollar strengthening could impact future results.
      On May 9, 1998, the Company, Dr. J. Craig Venter, and The Institute for Genomic Research (TIGR) announced that they had signed letters of intent relating to the formation by the Company and Dr.
Venter of a new genomics company. The strategy of the new company, Celera Genomics Corporation, will be centered on a plan to substantially complete the sequencing of the human genome in three years. The Company is currently reviewing several structural alter-natives for the new company and has not yet determined the financial impact on the Company.

Forward Looking Statements
Certain statements contained in this annual report, including the Outlook section, are forward looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward looking statements are based upon the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include, but are not limited to:

Dependence on New Products and Rapid Technological Change. The life sciences and analytical instrumentation markets are characterized by rapid technological change, complexity, and uncertainty regarding the development of new high technology products. The Company's future success will depend on its ability to enhance its current products and to develop and introduce, on a timely and cost effective basis, new products that address the evolving needs of its customers. In addition, the transition from existing products to new products could adversely affect the Company's future operating results.

Substantial Competition. The Company expects substantial competition in the future with respect to existing and planned products and especially with respect to efforts to develop and introduce products in new markets. New product announcements, pricing changes, strategic alliances, and other actions by competitors could adversely affect the Company's market share or render its products obsolete or non-competitive.

Customers' Capital Spending Policies. The Company's customers include pharmaceutical, environmental, research, and chemical companies. Any decrease in capital spending or change in spending policies of these companies could have a significant effect on the demand for the Company's products.

Patents, Proprietary Technology, and Trade Secrets. The Company's ability to compete may be affected by its ability to protect proprietary technology and intellectual property rights, and to obtain necessary licenses on commercially reasonable terms. Changes in the interpretation of copyright or patent law could expand or reduce the extent to which the Company and its competitors are able to protect their intellectual property or require changes in the designs of products, which could have an adverse effect on the Company.

Government Sponsored Research. A substantial portion of the Company's sales are to universities or research laboratories whose funding is dependent upon both the level and timing of funding from government sources. The timing and amount of revenues from these sources may vary significantly due to budgetary pressures, particularly in the United States and Japan, that may result in reduced allocations to government agencies that fund research and development activities.

Key Employees. The Company is highly dependent on the principal members of its management and scientific staff. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled personnel.

Currency Exchange Risks; International Sales and Operations. The Company's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Company's control. International sales and operations may also be adversely affected by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, and general economic conditions.

Potential Difficulties in Implementing Business Strategy. The Company's strategy to integrate and develop acquired businesses or strategic investments involves a number of elements that management may not be able to implement as expected. For example, The Company may encounter operational difficulties in the integration of manufacturing or other facilities, and advances resulting from the integration of technologies may not be achieved as successfully or as rapidly anticipated, if at all.

Other Risks. Other risks and uncertainties that may affect the operations, performance, development, and results of the business include: (1) the development of new sequencing strategies and the commercialization of information derived from sequencing operations;
(2) the impact of earthquakes on the Company, since a significant portion of the Company's life science operations are located near major California earthquake faults; and (3) other factors which may be described from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Registrant hereby incorporates by reference Page 35 of Item 7 and Note 12 on Pages 58-60 of Item 8 of this Report on Form 10-K/A.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS     The Perkin-Elmer Corporation

(Dollar amounts in thousands except per share amounts)
For the years ended June 30,               1998         1997       1996
Net revenues                          $ 1,531,165  $ 1,373,282  $ 1,248,967
Cost of sales                             752,045      693,343      653,427
Gross margin                              779,120      679,939      595,540
Selling, general and administrative       459,635      416,305      380,390
Research, development and engineering     152,202      120,875      113,680
Restructuring and other merger costs       43,980       13,000       89,054
Acquired research and development          28,850       26,801       33,878
Operating income (loss)                    94,453      102,958      (21,462)
Gain on investments                         1,605       64,850       11,704
Interest expense                            4,905        5,859        8,444
Interest income                             5,938        8,826        5,376
Other income (expense), net                 3,511        1,846       (2,140)
Income (loss) before income taxes         100,602      172,621      (14,966)
Provision for income taxes                 38,617       42,223       21,557
Minority interest                           5,597
Net income (loss)                     $    56,388  $   130,398  $   (36,523)

Net income (loss) per share:
Basic                                 $      1.16  $      2.74  $     (0.80)
Diluted                               $      1.12  $      2.63  $     (0.80)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION      The Perkin-Elmer Corporation

(Dollar amounts in thousands)
At June 30,                                                                                 1998          1997
Assets
Current assets
  Cash and cash equivalents                                                            $    82,865  $    213,028
  Short-term investments                                                                     1,226         4,194
  Accounts receivable, less allowances for doubtful accounts of $9,277 ($7,407 - 1997)     374,898       333,915
  Inventories                                                                              240,031       214,618
  Prepaid expenses and other current assets                                                 97,116        83,576
Total current assets                                                                       796,136       849,331
Property, plant and equipment, net                                                         258,800       197,367
Other long-term assets                                                                     279,538       192,051
Total assets                                                                           $ 1,334,474   $ 1,238,749

Liabilities and shareholders' equity
Current liabilities
  Loans payable                                                                        $    12,099   $    29,916
  Accounts payable                                                                         165,289       131,413
  Accrued salaries and wages                                                                48,999        48,183
  Accrued taxes on income                                                                   79,860        98,307
  Other accrued expenses                                                                   201,898       186,771
Total current liabilities                                                                  508,145       494,590
Long-term debt                                                                              33,726        59,152
Other long-term liabilities                                                                184,598       180,737
Total liabilities                                                                          726,469       734,479
Minority interest                                                                           43,757
Commitments and contingencies (see Note 11)
Shareholders' equity
  Capital stock
    Preferred stock $1 par value: 1,000,000 shares authorized; none issued
    Common stock $1 par value: 180,000,000 shares authorized; shares issued
    1998 - 50,148,384 and 1997 - 50,122,390                                                 50,148        50,122
  Capital in excess of par value                                                           379,974       374,423
  Retained earnings                                                                        190,966       167,482
  Foreign currency translation adjustments                                                  (7,799)       (5,052)
  Unrealized (loss) gain on investments                                                     (1,363)        3,086
  Minimum pension liability adjustment                                                        (351)         (705)
  Treasury stock, at cost (shares: 1998 - 831,213; 1997 - 1,795,563)                       (47,327)      (85,086)
Total shareholders' equity                                                                 564,248       504,270
Total Liabilities and shareholders' equity                                             $ 1,334,474   $ 1,238,749

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS     The Perkin-Elmer Corporation

(Dollar amounts in thousands)
For the years ended June 30,                                         1998        1997       1996
Operating activities
Net income (loss)                                                $  56,388    $ 130,398  $ (36,523)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                   53,126       43,879     51,770
    Long-term compensation programs                                  8,062       11,678      5,072
    Deferred income taxes                                           12,892      (37,799)   (13,110)
    Gains from the sale of assets                                   (3,052)     (66,636)   (11,704)
    Provision for restructured operations and other merger costs    48,080       13,000     89,054
    Acquired research and development                               28,850       26,801     33,878
    Impairment of assets                                                          7,500      9,906
Changes in operating assets and liabilities:
    Increase in accounts receivable                                (26,637)     (68,313)   (33,141)
    (Increase) decrease in inventories                             (24,975)       5,198    (11,225)
    Increase in prepaid expenses and other assets                  (48,298)      (3,662)    (8,959)
    Increase (decrease) in accounts payable and other liabilities  (26,277)      51,151     15,890
Net cash provided by operating activities                           78,159      113,195     90,908
Investing activities
Additions to property, plant and equipment
  (net of disposals of $15,588, $6,188 and $4,927, respectively)  (101,120)     (63,634)   (39,382)
Acquisitions and investments, net                                  (97,998)     (27,676)  (119,189)
Proceeds from the sale of assets, net                               19,496       99,710    102,318
Proceeds from the collection of notes receivable                     9,673        4,978
Proceeds from short-term investments                                                         5,773
Net cash (used) provided by investing activities                  (169,949)      13,378    (50,480)
Financing activities
Net change in loans payable                                         (6,797)      (4,914)   (17,040)
Proceeds from long-term debt                                                     31,033
Principal payments on long-term debt                               (25,449)     (22,908)
Dividends                                                          (39,072)     (29,459)   (29,095)
Purchases of common stock for treasury                                          (25,126)   (41,028)
Proceeds from issuance of equity put warrants                                     1,846
Proceeds from stock issued for stock plans                          33,629       33,637     64,954
Net cash used by financing activities                              (37,689)     (15,891)   (22,209)
Elimination of PerSeptive results from
  July 1, 1997 to September 30, 1997 (see Note 1)                    2,590
Effect of exchange rate changes on cash                             (3,274)       1,601     (2,699)
Net change in cash and cash equivalents                           (130,163)     112,283     15,520
Cash and cash equivalents beginning of year                        213,028      100,745     85,225
Cash and cash equivalents end of year                            $  82,865    $ 213,028  $ 100,745

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY    The Perkin-Elmer Corporation

                                                                                 Foreign   Unrealized    Minimum
                                                Common  Capital In              Currency         Gain    Pension
                                           Stock $1.00   Excess Of  Retained Translation    (Loss) on  Liability  Treasury Stock
(Dollar amounts and shares in thousands)     Par Value   Par Value  Earnings Adjustments  Investments Adjustment  At Cost   Shares
Balance at June 30, 1995                     $  48,760   $ 311,043  $ 142,741   $ 10,030     $     -   $(34,445) $(108,322) (3,490)
Net loss                                                              (36,523)
Cash dividends declared                                               (29,095)
Share repurchases                                                                                                  (41,028)   (800)
Shares issued under stock plans                     45       1,336     (5,627)                                      51,202   1,559
Tax benefit related to employee stock options                5,280
Minimum pension liability adjustment                                                                      5,080
Restricted stock plan                                        4,079                                                     993      30
Unrealized gain on investments, net                                                            23,175
Foreign currency translation adjustments                                         (10,957)
Common stock issuances for acquisitions          1,077      34,796
Other                                              144       1,920     (1,977)
Balance at June 30, 1996                        50,026     358,454     69,519       (927)      23,175   (29,365)   (97,155) (2,701)
Net income                                                            130,398
Cash dividends declared                                               (29,536)
Share repurchases                                                                                                  (25,126)   (428)
Shares issued under stock plans                     61       2,065     (1,459)                                      31,615   1,146
Tax benefit related to employee stock options                4,568
Minimum pension liability adjustment                                                                      28,660
Restricted stock plan                                        6,098                                                   5,580     187
Sale of equity investment                                                                     (23,245)
Unrealized gain on investments, net                                                             3,156
Sale of equity put warrants                                  1,846
Foreign currency translation adjustments                                          (4,125)
Other                                               35       1,392     (1,440)
Balance at June 30, 1997                        50,122     374,423    167,482     (5,052)       3,086      (705)   (85,086) (1,796)
Net income                                                             56,388
Cash dividends declared                                               (31,604)
Shares issued under stock plans                     26       1,358     (3,468)                                      37,759     965
Tax benefit related to employee stock options                2,335
Minimum pension liability adjustment                                                                        354
Restricted stock plan                                        1,858       (136)
Unrealized loss on investments, net                                                            (4,449)
Foreign currency translation adjustments                                          (2,747)
Elimination of PerSeptive results from
  July 1, 1997 to September 30, 1997 (see Note 1)                       2,590
Other                                                                    (286)
Balance at June 30, 1998                     $  50,148   $ 379,974  $ 190,966   $ (7,799)    $ (1,363) $   (351) $ (47,327)   (831)


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Accounting Policies and Practices
Principles of Consolidation. The consolidated financial statements include the accounts of all majority-owned subsidiaries of The Perkin-Elmer Corporation (PE or the Company). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the consolidated financial statements and notes have been reclassified for comparative purposes.
      On January 22, 1998, the Company acquired PerSeptive Biosystems, Inc. (PerSeptive). The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial results have been restated to include the combined operations (see Note 2). The Company's fiscal year ended June 30 and PerSeptive's fiscal year ended September 30. The fiscal 1998 Consolidated Statements of Operations combined the Company's operating results for the year ended June 30, 1998 with PerSeptive's operating results for the nine months ended June 30, 1998 and the three months ended September 30, 1997
(PerSeptive's fiscal 1997 fourth quarter). The fiscal 1997 and 1996 Consolidated Statements of Operations combined the Company's results of operations for the years ended June 30, 1997 and 1996 with
PerSeptive's results of operations for the fiscal years ended September 30, 1997 and 1996, respectively. In order to conform PerSeptive to a June 30 fiscal year-end in fiscal 1998, PerSeptive's results of operations for the three months ended September 30, 1997 have been included in the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 1998 and 1997.

Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial
Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2000. The Company is currently analyzing the statement to determine the impact, if any, on the consolidated financial statements.

Earnings per Share. During the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." The statement establishes new standards for computing and presenting earnings per share and requires presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to the Company's previously disclosed amounts by dividing net income for the period by the weighted average number of common shares outstanding including the dilutive effect of common stock equivalents. Earnings per share amounts for all prior periods have been restated to conform with the provisions of this statement.
      The table below presents a reconciliation of basic and diluted earnings (loss) per share for the following fiscal years:

(Amounts in thousands
   except per share amounts)    1998        1997        1996

Weighted average number
 of common shares used
 in the calculation of basic
 earnings (loss) per share     48,560      47,517      45,859

Common stock equivalents        1,592       1,996

Shares used in the
 calculation of diluted
 earnings (loss) per share     50,152      49,513       45,859

Net income (loss) used in
 the calculation of basic
 and diluted earnings
 (loss) per share            $ 56,388   $ 130,398    $ (36,523)

Net income (loss) per share
Basic                        $   1.16   $    2.74    $    (.80)
Diluted                      $   1.12   $    2.63    $    (.80)

     Options and warrants to purchase 1.4 million, .2 million, and 2.1 million shares of the Company's common stock were outstanding at June 30, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

Foreign Currency. Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year-end exchange rates. The related translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency revenues and expenses are translated using monthly average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments of foreign operations where the functional currency is the U.S. dollar, are included in net income. Transaction gains and losses for the periods ended June 30, 1998, 1997, and 1996 were a loss of $2.5 million, and gains of $1.5 million and $4.8 million, respectively.

Derivative Financial Instruments. The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign currency exchange rates and interest rates. Derivative financial instruments currently utilized by the

Company include foreign currency forward contracts, synthetic forward contracts, foreign currency options, and an interest rate swap (see
Note 12).

Cash, Short-Term Investments, and Marketable Securities. Cash equivalents consist of highly liquid debt instruments, time deposits, and certificates of deposit with original maturities of three months or less. Time deposits and certificates of deposit with original maturities of three months to one year are classified as short-term investments. Short-term investments, which include marketable securities, are recorded at cost, which generally approximates market value.

Accounts Receivable. The Company periodically sells accounts receivable arising from business conducted in Japan. During fiscal 1998, 1997, and 1996, the Company received cash proceeds of $111.9 million, $82.9 million, and $83.0 million, respectively, from the sale of such receivables. The Company accounts for such sales in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and believes it has adequately provided for any risk of loss that may occur under these arrangements.

Investments. The equity method of accounting is used for investments in joint ventures that are 50% owned or less. Minority equity investments are classified as available-for-sale and carried at market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories at June 30, 1998 and 1997 included the following components:

(Dollar amounts in millions)              1998       1997

Raw materials and supplies              $  62.6    $  40.3
Work-in-process                            16.9       18.0
Finished products                         160.5      156.3

Total inventories                       $ 240.0    $ 214.6

Property, Plant, and Equipment and Depreciation. Property, plant and equipment are recorded at cost and consisted of the following at June 30, 1998 and 1997:

(Dollar amounts in millions)              1998       1997
Land                                    $  21.8    $  23.1
Buildings and leasehold improvements      171.9      156.2
Machinery and equipment                   316.7      266.9
Property, plant and equipment, at cost    510.4      446.2
Accumulated depreciation
 and amortization                         251.6      248.8
Property, plant and equipment, net      $ 258.8    $ 197.4

  Major renewals and improvements that significantly add to productive capacity or extend the life of an asset are capitalized. Repairs, maintenance and minor renewals, and improvements are expensed when incurred. Machinery and equipment included capitalized internal-use software, primarily related to the Company's worldwide strategic program to improve its information technology infrastructure, of $77.0 million and $11.1 million at June 30, 1998 and 1997, respectively.
   Provisions for depreciation of owned property, plant and equipment are based upon the expected useful lives of the assets and computed primarily by the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the term of the applicable lease, whichever is less, using the straight-line method. Internal-use software costs are amortized primarily over the expected useful lives, not to exceed seven years.

Capitalized Software. Internal software development costs incurred from the time technological feasibility of the software is established until the software is ready for its intended use are capitalized and included in other long-term assets. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. The costs are amortized using the straight-line method over a maximum of three years or the expected life of the product, whichever is less. At June 30, 1998, capitalized software costs, net of accumulated amortization, were $9.0 million. Amounts were not material at June 30, 1997.

Intangible Assets. The excess of purchase price over the net asset value of companies acquired is amortized on a straight-line method over periods not exceeding 40 years. Patents and trademarks are amortized using the straight-line method over their expected useful lives. At June 30, 1998 and 1997, other long-term assets included goodwill, net of accumulated amortization, of $84.5 million and $32.7 million, respectively. Accumulated amortization of goodwill was $17.4 million and $14.0 million at June 30, 1998 and 1997, respectively.

Asset Impairment. The Company periodically reviews all long-lived assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Assets are written down to fair value when the carrying  costs  exceed  this amount.  In  fiscal  1997,  the  Company recorded a $7.5 million cost of sales charge to write-down $5.6 million of goodwill associated with the fiscal 1995 acquisition of
Photovac Inc. and $1.9 million of other assets primarily associated with the Analytical Instruments Division. In fiscal 1996, the Company recorded a cost of sales charge of $9.9 million for the impairment of certain production assets associated with the realignment of the product offerings of PerSeptive. The impairment losses were determined based upon estimated future cash flows and fair values.

Revenues. Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recorded as deferred service contract revenues and reflected in net revenues over the term of the contract, generally one year.

Research, Development and Engineering. Research, development and engineering costs are expensed when incurred.

Income Taxes. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted tax rates to taxable years in which the differences are expected to reverse.

Supplemental Cash Flow Information. Cash paid for interest and income taxes and significant non-cash investing and financing activities for the fiscal years ended June 30, 1998, 1997, and 1996 were as follows:


(Dollar amounts in millions)                  1998    1997    1996
Interest                                   $   5.7  $  6.0  $  8.9
Income taxes                               $  60.5  $ 31.3  $ 15.0
Significant non-cash investing and
  financing activities:
    Unrealized gain (loss) on investments  $ (4.4)  $  3.1  $ 23.2
    Dividends declared not paid                     $  7.5  $  7.4
    Common shares issued in PerSeptive
      pooling                                 4.6
    Minority interest assumed              $ 41.3

Note 2 Acquisitions and Dispositions
PerSeptive Biosystems, Inc. The merger (the Merger) of Seven Acquisition Corp., a wholly-owned subsidiary of the Company, and PerSeptive was consummated on January 22, 1998. PerSeptive develops, manufactures, and markets an integrated line of proprietary consumable products and advanced instrumentation systems for the purification, analysis, and synthesis of biomolecules. As a result of the Merger, PerSeptive, which was the surviving corporation of the Merger, became a wholly-owned subsidiary of the Company on that date. Each outstanding share of PerSeptive common stock was converted into shares of the Company's common stock at an exchange ratio equal to 0.1926. Accordingly, the Company issued 4.6 million shares of its common stock for all outstanding shares of PerSeptive common stock. Each outstanding option and warrant for shares of PerSeptive common stock was converted into options and warrants for the number of shares of the Company's common stock that would have been received if such options and warrants had been exercised immediately prior to the effective time of the Merger. All shares of Series A Redeemable Convertible Preferred Stock of PerSeptive outstanding immediately prior to the effective time of the Merger were converted in accordance with their terms into shares of PerSeptive common stock which were then converted into shares of the Company's common stock. As a result of the Merger, PerSeptive's 8-1/4% Convertible Subordinated Notes Due 2001 (the PerSeptive Notes) became convertible into shares of the Company's common stock. On March 23, 1998, the Company redeemed the PerSeptive Notes for a total of $26.1 million representing $24.7 million of principal and $1.4 million of accrued interest and premium relating to the PerSeptive Notes. Additionally, $2.5 million of the principal amount of the PerSeptive Notes was converted by the holders thereof into 35,557 shares of the Company's common stock.
  The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's financial results have been restated to include the combined operations. Combined and separate results of the Company and PerSeptive during the periods preceding the Merger were as follows:

(Dollar amounts
  in millions)     Perkin-Elmer    PerSeptive    Adjustment   Combined
Six months ended
December 31,1997
(unaudited)
Net revenues       $   639.3      $    52.6                 $  691.9
Net income (loss)  $    32.2      $    (5.4)       $  .6    $   27.4

Fiscal year ended
June 30, 1997
Net revenues       $   1,276.8    $    96.5                 $ 1,373.3
Net income         $     115.2    $    15.2                 $   130.4

Fiscal year ended
June 30, 1996
Net revenues       $    1,162.9   $    86.1                 $ 1,249.0
Net income (loss)  $       13.9   $   (50.4)                $   (36.5)

  The adjustment for the six months ended December 31, 1997 reflects the inclusion of PerSeptive's operating results within the Company's consolidated tax provision. There were no material intercompany transactions between the Company and PerSeptive during any period presented.

Tecan AG. The Company acquired a 14.5% interest and approximately 52% of the voting rights in Tecan AG (Tecan) in December 1997. Tecan is a world leader in the development and manufacturing of automated sample processors, liquid handling systems, and microplate photometry. Used in research, industrial, and clinical markets, these products provide automated solutions for pharmaceutical drug discovery, molecular biology, genomic testing, and clinical diagnostics. The acquisition cost was $53.2 million in cash and was accounted for as a purchase with a minority interest of $41.3 million. The excess purchase price over the fair market value of the underlying assets was $46.2 million and is being amortized over fifteen years.

Molecular Informatics, Inc. During the second quarter of fiscal  1998,
the   Company   acquired  Molecular  Informatics,   Inc.   ("Molecular
Informatics"), a leader in the development of infrastructure software for the pharmaceutical, biotechnology, and agrochemical industries as
well   as   for   applied   markets  such  as  forensics   and   human
identification. The acquisition cost was $53.9 million and was accounted for as a purchase. In connection with the acquisition, $28.9 million was expensed as purchased in-process research and development and $24.7 million was allocated to goodwill and other intangible assets. Goodwill of $9.0 million is being amortized over ten years, and other intangible assets of $15.7 million are being amortized over periods of four to seven years.
    The $28.9 million expensed as in-process research and development represented 53.6% of the purchase price and was attributed and supported by a discounted probable cash flow analysis on a project-by-project basis. At the acquisition date, the technological feasibility of the acquired technology had not been established and the acquired technology had no future alternative uses.
    Approximately 10% of the in-process research and development value was attributed to BioLIMS, a software system that manages data,
initiates   analysis  programs,  and  captures  the   results   in   a
centralized, relational database for sequencing instruments; 6% was attributed to GA SFDB, a client-side add-on product to several existing gene sequencing instruments; 38% was attributed to BioMERGE, a client-server management and integration system that organizes proprietary, public, and third-party results in a single relational database for the drug discovery and genomic research markets; 9% was attributed to BioCLINIC, a client-server management and integration system that organizes proprietary, public, and third-party results generated from DNA and protein sequence analysis in a single database for the clinical trials phase of drug development; and 37% was attributed to SDK, an open architecture software platform from which
all  of  Molecular  Informatics'   future  software  applications  are
expected to be derived.
    As of the acquisition date, all of the major functionality for BioLIMS 2.0 had been completed and the product is expected to be released in September 1998. As of the acquisition date, BioLIMS 3.0 was in the design and scoping phase and is expected to be released in June 1999. As of the acquisition date, GA SFDB was in early alpha phase and had been completed concurrent with the development of BioLIMS 2.0 and is expected to be released in September 1998. As of the acquisition date, BioMerge 3.0 functional scope was defined and the requirements assessment had been completed and is expected to be released in November 1998. As of the acquisition date, the BioClinic product requirements had been specified and discussions had begun with two potential customers to begin the specific software modifications. Development efforts were terminated in April 1998 due to unsuccessful marketing efforts. As of the acquisition date, the SDK requirements assessment had been completed and the functional scope had been
defined.   Currently, one successful prototype has been completed  and additional development efforts continue in this area.
   At the date of the acquisition, management expected to complete the
majority   of  these  projects  and  commence  generating  significant revenues in 1999. A total of $11.8 million of the purchase price was attributed to core technology and existing products, primarily related to the BioMERGE product. The risk-adjusted discount rate applied to the projects cash flows was 20% for existing technology and 23% for in-process technology. The risk premium of 3% for in-process technologies was determined by management based upon the associated risks of
rolling   out  these  in-process  technologies  versus  the   existing
technologies  for  the  emerging  bioinformatics  software   industry.
Management's cash flow and other assumptions utilized at the  time  of
acquisition  had  not  materially changed at June   30,   1998.    The
significant risks associated with these products include the limited operating history of Molecular Informatics, uncertainties surrounding market acceptance of such in-process products, competitive threats from other bioinformatics companies, and other risks. Management is primarily responsible for estimating the fair value of such existing and in-process technology.

Biometric Imaging, Inc. During fiscal 1998, the Company acquired a minority equity interest in Biometric Imaging, Inc. for $4.0 million. The Company and Biometric Imaging, Inc. are collaborating on the development and manufacturing of a high-throughput screening system for use by pharmaceutical research companies to accelerate the drug discovery process. The Company received exclusive worldwide marketing rights for products developed for that market. Biometric Imaging products are designed to help ensure the integrity of transfused products, optimize cell therapy procedures, and monitor disease progression and the efficacy of therapy.

GenScope, Inc. During the third quarter of fiscal 1997, the Company acquired GenScope, Inc., for $26.8 million. GenScope, founded in 1995, represented a development stage venture with no operating history and effectively no revenues (limited R&D contract services only). At the acquisition date, technological feasibility of the acquired technology right had not been established and the acquired technology right had no future alternative uses. The Company obtained the right to utilize AFLP-based gene expression technology in the field of human health, but did not obtain any core technology or other rights. GenScope's limited balance sheet, with assets of approximately $.2 million, had yet to deliver commercial value. Accordingly, the Company recorded a charge of $25.4 million attributable to the in-process technology purchased. The Company based this amount upon the early development stage of this life science business acquired, the technological hurdles to the application of this technology to the field of human health and the underlying cash flow projections. The acquisition represented the purchase of development stage technology, not at the time considered commercially viable in the health care applications that the Company intends to pursue. The Company's intent was to first develop the technology into a set of molecular screening tools for use in the enhancement of pharmaceutical product development. The Company allocated $1.4 million of the purchase price to technology rights attributable to GenScope's AFLP gene expression technology. AFLP is an enhancement of the polymerase chain reaction ("PCR") process that allows selective analysis of any portion of genetic material without the specific, prior sequence information normally required for PCR. Of the $25.4 million expensed as in-process research and development, $5.5 million represented a contingent liability due on the issuance of a process patent for technology under development.
    Through June 30, 1998, the Company incurred approximately $4.9 million in additional research and development costs to further develop the AFLP technology in the field of human health. The Company anticipates spending an additional $13.9 million in fiscal 1999 and 2000 to substantially complete such project. Such costs approximate those anticipated at the date of acquisition.

Tropix, Inc. During the fourth quarter of fiscal 1996, the Company acquired Tropix, Inc., a world leader in the development, manufacture and sale of chemiluminescent detection technology for life sciences. At the acquisition date, the technological feasibility of the acquired technology had not been established and the acquired technology had no future alternative uses. The acquisition cost, net of cash acquired, was $36.0 million and was accounted for as a purchase. The purchase price was allocated to the net assets acquired and to purchased
in-process  research   and development.  Purchased in-process research
and development included the value of products in the development stage and not considered to have reached technological feasibility. The Company expensed $22.3 million of the Tropix acquisition cost as in-process research and development, representing 60.3% of the
purchase   price.  This  amount  was attributed  and  supported  by  a discounted probable cash flow analysis on a project-by-project basis. The remaining purchase price was allocated as follows: $10.2 million to proprietary patents and core technology, $1.4 million to trademarks and tradenames, $.2 million to assembled workforce and $1.9 million to working capital and property, plant and equipment acquired.
    Approximately 56% of the in-process research and development value was attributed to the pharmaceutical screening products project, a project designed to incorporate existing proprietary technologies of Tropix into assay methods for pharmaceutical customers and to perform the screening required by those customers on-site. Additionally, there was to be continued development of suitable assays to improve and expand the technology covered by Tropix patents. The intent was to be a one-stop service where Tropix would develop and perform screening for pharmaceutical customers. Assets in place for this project were the intellectual property of Tropix and the scientific expertise required to customize both the reagents and the methods necessary for
the intended use of the customers.   Approximately  44%  of  the   in-
process  research  and  development   value  was  attributed  to   the
diagnostics  products  project,  a  project  related to the  continued
development   of   the   reagent  product  line.   Derivatives  of the
proprietary technology and expansion of the patents surrounding it were planned to exploit the leadership that Tropix held in its core chemiluminescent products. Also, work was being performed on ancillary reagents to enhance both reactions and stability of existing Tropix dioxetanes. Development of new kits and applications based on the Gal-Star substrate, in particular, were in-process. All of these activities were focused on expanding the existing product line in
consumables    in    order   to  maintain   Tropix's   leadership   in
chemiluminescence.
    Through June 30, 1998, the Company incurred approximately $2.8 million in additional research and development costs to further develop these projects. The diagnostic products project was completed in fiscal 1997. The Company anticipates spending an additional $.8 million in fiscal 1999 to complete the pharmaceutical screening project. Such costs approximate those anticipated at the date of acquisition.
    A risk-adjusted discount rate of 23% was employed to value the in-process projects. The significant risks associated with these products
include   the  limited  operating  history  of  Tropix,  uncertainties surrounding market acceptance of such in-process products and other competitive risks. Management is primarily responsible for estimating the fair value of such existing and in-process technologies.

Other Acquisitions. During the fourth quarter of fiscal 1998, the Company made a minority equity investment of $2.5 million in ACLARA BioSciences, Inc. The companies are collaborating on the development of advanced genetic analysis systems.
   The Company entered into a strategic partnership with Hyseq, Inc., acquiring a minority equity interest for an initial cash investment of $5.0 million, during the fourth quarter of fiscal 1997. Hyseq, Inc.
applies   proprietary  DNA  array  technology  to  develop  gene-based
therapeutic product candidates and diagnostic products and tests.   In
the first quarter of fiscal 1998, the Company increased its investment by $5.0 million.
   The Company acquired Linkage Genetics, Inc., a provider of genetic services in the agriculture industry, during the fourth quarter of fiscal 1997. At the acquisition date, the technological feasibility of the acquired technology had not been established and the acquired technology had no future alternative uses. The cash acquisition cost of
$1.4 million was accounted for as a purchase.   The entire acquisition
cost  was  expensed  as purchased in-process research and development.
   In fiscal 1996, the Company acquired Zoogen, Inc., a leading provider of genetic analysis services for $2.1 million, a minority equity interest in Paracel, Inc., a provider of information filtering technologies for $4.5 million and PerSeptive Technologies Corporation, a research and development company formed to fund the development of novel tools for clinical diagnostics and screening of biological compounds for drug discovery, for $19.3 million. In connection with these life science acquisitions, $11.6 million of purchased in-process research and development was expensed in fiscal 1996.

    The $11.6 million of purchased in-process research and development primarily related to in-process projects at PerSeptive Technologies and Zoogen at the dates of acquisition. For all of the fiscal 1996 acquisitions, the technological feasibility of the acquired technology had not been established at the acquisition dates and the acquired technology had no future alternative uses.

    Four projects were in-process at PerSeptive Technologies at the date of acquisition. Three of these projects were abandoned by the Company upon acquisition and, therefore, were not assigned any value. The remaining in-process project was the drug-screening program, a program designed to develop new methodologies for the screening of libraries of biological and chemical compounds to enhance the discovery of drugs. Such project was subsequently transferred to ChemGenics
Pharmaceuticals  in  exchange for a 34% equity  interest.   In  fiscal
1997, after additional research and development efforts by ChemGenics, the Company received a 6% interest in Millennium Pharmaceuticals in exchange for its ownership in ChemGenics and recognized a $25.9 million gain upon such transaction.

    The in-process projects at Zoogen included the flea allergy dermatitis, green iguana sexing, bird sexing method conversion, and the feline genotyping projects. All projects were completed in fiscal 1997, except for the flea allergy dermatitis project, at an additional cost of approximately $.3 million. The flea allergy dermatitis project was abandoned in fiscal 1997. All costs incurred approximated those anticipated at the date of acquisition.

   The net assets and results of operations for the above acquisitions accounted for under the purchase method have been included in the consolidated financial statements since the date of each acquisition. The pro forma effect of these acquisitions, individually or in the aggregate, on the Company's consolidated financial statements was not significant.

Dispositions
Millennium Pharmaceuticals, Inc. During fiscal 1998, the Company recorded a before-tax gain of $1.6 million in connection with the release of previously existing contingencies on shares of Millennium Pharmaceuticals, Inc. (Millennium) common stock. During fiscal 1997, the Company recognized a before-tax gain of $27.5 million associated with the sale of approximately 50% of its investment in Millennium and the release of previously existing contingencies. The gain included $25.9 million from the Company's exchange of a 34% equity interest in ChemGenics Pharmaceuticals, Inc. for an approximate 6% equity interest in Millennium.

Etec Systems, Inc. In fiscal 1997, the Company completed the sale of its entire equity interest in Etec Systems, Inc. Before-tax gains of $37.4 million and $11.7 million were recognized for fiscal 1997 and 1996, respectively. Net cash proceeds from the sales were $45.8 million and $16.6 million for fiscal 1997 and 1996, respectively.

Note 3 Debt and Lines of Credit
There were no domestic borrowings outstanding at June 30, 1998 or 1997. Foreign loans payable and long-term debt at June 30, 1998 and 1997 are summarized below:

(Dollar amounts in millions)      1998      1997

Loans payable
Notes payable, banks            $  12.1   $  23.1
Current portion of convertible
 subordinated notes                           6.8
Total loans payable             $  12.1   $  29.9

Long-term debt
Yen loan                        $  27.0   $  33.6
Convertible subordinated notes               20.4
Other                               6.7       5.2
Total long-term debt            $  33.7   $  59.2

   The weighted average interest rates at June 30, 1998 and 1997 for notes payable to foreign banks were 1.8% and 3.6%, respectively.
   On March 23, 1998, the Company redeemed Perseptive's 8 1/4% convertible subordinated notes (see Note 2).
   During the third quarter of fiscal 1997, the Company replaced its Yen 2.8 billion loan, which matured in February 1997, with a Yen 3.8 billion variable rate long-term loan which matures in March 2002. Through an interest rate swap agreement (see Note 12), the effective interest rate for the new loan is 2.1% compared with 3.3% for the previous loan.
   On June 1, 1994, the Company entered into a $100 million three year revolving credit agreement. The agreement was amended in fiscal 1996 to extend the maturity an additional three years to June 1, 2000.
Commitment and facility fees are based on leverage and interest coverage ratios. Interest rates on amounts borrowed vary depending on whether borrowings are undertaken in the domestic or Eurodollar markets. There were no borrowings under the facility at June 30, 1998 or 1997.
  At June 30, 1998, the Company had unused credit facilities for short-term borrowings from domestic and foreign banks in various currencies totaling $343 million. All other credit facilities available consist of uncommitted overdraft credit lines that are provided at the discretion of local banks. A parent guarantee is required by the facility if the local unit borrows any funds.
  Under various debt and credit agreements, the Company is required to maintain certain minimum net worth and interest coverage ratios.
  There are no maturities of long-term debt scheduled for fiscal 1999, 2000, 2001, or 2003. The Yen 3.8 billion loan matures in fiscal 2002.

Note 4 Income Taxes
Income (loss) before income taxes for fiscal 1998, 1997, and 1996 is summarized below:

(Dollar amounts in millions)            1998       1997      1996
United States                         $  (3.9)   $ 121.0   $ (28.5)
Foreign                                 104.5       51.6      13.5
Total                                 $ 100.6    $ 172.6   $ (15.0)

   The components of the provision for income taxes for fiscal 1998, 1997, and 1996 consisted of the following:

(Dollar amounts in millions)            1998       1997      1996
Currently payable:
Domestic                              $    .1    $  56.2   $  10.4
Foreign                                  25.6       23.8      24.3
Total currently payable                  25.7       80.0      34.7

Deferred:
Domestic                                 11.0      (41.0)     (4.4)
Foreign                                   1.9        3.2      (8.7)
Total deferred                           12.9      (37.8)    (13.1)
Total provision for income taxes      $  38.6    $  42.2   $  21.6

  Significant components of deferred tax assets and liabilities at June 30, 1998 and 1997 are summarized below:

(Dollar amounts in millions)            1998       1997
Deferred tax assets:
Intangibles                           $   5.8    $   6.4
Inventories                               7.9        8.4
Postretirement and postemployment
  benefits                               35.0       35.7
Other reserves and accruals              40.0       54.3
Tax credit and loss carryforwards        50.1       50.9
Subtotal                                138.8      155.7
Valuation allowance                     (71.7)     (78.6)
Total deferred tax assets                67.1       77.1

Deferred tax liabilities:
Inventories                                .5         .5
Millennium equity transaction                        4.3
Other reserves and accruals               7.9        6.1
Total deferred tax liabilities            8.4       10.9
Total deferred tax assets, net        $  58.7    $  66.2

      A reconciliation of the federal statutory tax to the Company's tax provision for fiscal 1998, 1997, and 1996 is set forth in the following table:

(Dollar amounts in millions)            1998       1997      1996
Federal statutory rate                   35%        35%       35%
Tax at federal statutory rate         $  35.2    $  60.4   $ (5.2)
State income taxes
  (net of federal benefit)                 .3         .2     (1.5)
Effect on income from foreign
  operations                              6.7       42.6     14.7
Effect on income from foreign
  sales corporation                      (7.5)      (4.8)    (3.2)
Acquired research and
  Development                            10.1        9.4     11.9
Restructuring and other merger costs      5.2
Domestic temporary differences
  for which benefit is recognized       (11.1)     (60.6)   (12.7)
Benefit of loss not recognized/
  (utilization of net operating losses)             (7.6)    16.9
Other                                     (.3)       2.6       .7
Total provision for income taxes      $  38.6    $  42.2   $ 21.6


The category "domestic temporary differences for which benefit is recognized" reported in the table above reflects the current year benefit attributable to a reduction in the valuation allowance. A portion of the reduction was due to the utilization of domestic tax credit carryforwards and reversing temporary differences, while the remainder resulted from the recognition of various other deferred tax assets that were previously subject to a valuation allowance. The benefit due to the utilization of the tax credit carryforwards and reversing temporary differences was recognized each year because a valuation allowance had been established against these assets in the year of origination. The valuation allowance on the various other deferred tax assets was reduced because, although realization was not assured, management believed that due to increasing profitability, it was more likely than not that these deferred tax assets would be realized.
   At June 30, 1998, the Company's worldwide valuation allowance primarily related to foreign tax loss carryforwards, as well as the domestic tax loss carryforwards, temporary differences and tax credit carryforwards recorded as a result of the stock acquisition of PerSeptive in January 1998.
   At June 30, 1998, the Company had a U.S. alternative minimum tax credit carryforward of $4.9 million with an indefinite carryforward period. The Company's subsidiary, PerSeptive, has domestic loss carryforwards of approximately $64 million that will expire between the years 2003 and 2012. The amount of these net operating loss carryforwards that can be utilized annually to offset future taxable income or tax liability has been limited under the Internal Revenue Code as a result of the acquisition. The Company also has loss carryforwards of approximately $38 million in various foreign countries with varying expiration dates.
   U.S. income taxes have not been provided on approximately $144 million of net unremitted earnings from foreign subsidiaries since the Company intends to permanently reinvest substantially all of such earnings in the operations of the subsidiaries. These earnings include income from manufacturing operations in Singapore, which is tax exempt through the year 2004. In those instances where the Company expects to remit earnings, the effect on the results of operations, after considering available tax credits and amounts previously accrued, was not significant.
  The Company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The Company believes that adequate tax payments have been made and adequate accruals have been recorded for all years.


Note 5 Retirement and Other Benefits
Pension Plans. The Company maintains or sponsors pension plans that cover substantially all worldwide employees. Pension benefits earned are generally based on years of service and compensation during active employment. However, the level of benefits and terms of vesting vary among the plans. Pension plan assets are administered by trustees and are principally invested in equity and fixed income securities. The funding of pension plans is determined in accordance with statutory funding requirements.
   The total worldwide pension expense for all employee pension plans was $14.0 million, $15.1 million, and $15.2 million for fiscal 1998, 1997, and 1996, respectively. The components of net pension expense are set forth in the following tables:

(Dollar amounts in millions)            1998       1997      1996
Domestic Plans
Service cost                          $   9.0    $   8.0   $   7.6
Interest cost                            41.3       37.0      33.0
Actual return on assets                 (40.5)     (35.6)    (32.1)
Net amortization and
  deferral                               (1.8)      (1.0)     (1.4)
Net pension expense                   $   8.0    $   8.4   $   7.1

Foreign Plans
Service cost                          $   2.7    $   2.7   $   3.2
Interest cost                             5.9        6.3       6.7
Actual return on assets                  (5.7)      (3.5)     (4.0)
Net amortization and
  deferral                                3.1        1.2       2.2
Net pension expense                   $   6.0    $   6.7   $   8.1

   The  following table sets forth the funded status of the plans  and
amounts  recognized  in  the  Company's  Consolidated  Statements   of
Financial Position at June 30, 1998 and 1997:

                                            Domestic Plans
                                  Assets Exceed         Accumulated
                                    Accumulated            Benefits
                                       Benefits       Exceed Assets
(Dollar amounts in millions)      1998     1997       1998     1997

Plan assets at fair value       $ 559.4  $ 474.2     $   -    $   -
Projected benefit obligation      544.5    475.0       12.2     10.7
Plan assets greater (less) than
  projected benefit obligation     14.9      (.8)     (12.2)   (10.7)
Unrecognized items
Net actuarial loss                 33.4     43.3        2.8      1.7
Prior service cost                 (4.7)    (5.5)       2.6      3.0
Net transition (asset)
  obligation                       (4.8)    (7.2)        .4       .5
Minimum pension
  liability adjustment                                 (4.1)    (3.8)
Prepaid (accrued)
  pension expense               $  38.8  $  29.8     $(10.5)  $ (9.3)
Actuarial present value
  of accumulated benefits       $ 530.4  $ 470.2     $ 10.5   $  9.3
Accumulated benefit
  obligation related
  to vested benefits            $ 522.0  $ 461.7     $  9.5   $  8.0

   A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as a reduction of shareholders' equity and totaled $.4 million and $.7 million at June 30, 1998 and 1997, respectively.

                                             Foreign Plans
                                  Assets Exceed         Accumulated
                                    Accumulated            Benefits
                                       Benefits       Exceed Assets
(Dollar amounts in millions)      1998     1997       1998     1997

Plan assets at fair value       $  36.2  $  32.0     $   -    $   -
Projected benefit obligation       36.9     30.3       62.0     64.9
Plan assets greater (less) than
  projected benefit obligation      (.7)     1.7      (62.0)   (64.9)
Unrecognized items
Net actuarial (gain) loss           6.6      3.2       (5.1)    (2.5)
Prior service cost                  1.3      1.5
Net transition (asset)
  obligation                       (1.5)    (1.9)       3.4      4.0
Prepaid (accrued)
  pension expense               $   5.7  $   4.5     $(63.7)  $(63.4)
Actuarial present value
  of accumulated benefits       $  33.7  $  28.0     $ 55.3   $ 56.1
Accumulated benefit
  obligation related
  to vested benefits            $  33.6  $  27.8     $ 52.4   $ 52.5

 The following actuarial assumptions were used in accounting for the defined benefit plans:
                                 1998              1997

Domestic Plans:
Assumptions
  Discount rate                   8%               8 1/2%
  Compensation increase           4%                 4%
  Long-term rate of return   8 1/2 - 9 1/4%    8 1/2 - 9 1/4%

Foreign Plans:
Assumptions
  Discount rate              5 1/2 - 6 3/4%        6 - 8%
  Compensation increase      3 1/2 - 4 1/2%    3 1/2 - 4 1/2%
  Long-term rate of return   6 1/2 - 9 1/2%    6 1/2 - 9 1/2%


Savings Plan. The Company provides a 401(k) savings plan, for most domestic employees, with automatic Company contributions of 2% of eligible compensation and a dollar-for-dollar matching contribution of up to 4% of eligible compensation. The Company's contributions to this plan were $10.7 million, $9.6 million, and $7.4 million for fiscal 1998, 1997, and 1996, respectively.

Retiree Health Care and Life Insurance Benefits. The Company provides certain health care and life insurance benefits to domestic employees hired prior to January 1, 1993, who retire and satisfy certain service and age requirements. Generally, medical coverage pays a stated percentage of most medical expenses, reduced for any deductible and for payments made by Medicare or other group coverage. The cost of
providing  these  benefits  is shared  with  retirees.   The  plan  is
unfunded.
  The following table sets forth the accrued postretirement benefit liability recognized in the Company's Consolidated Statements of Financial Position at June 30, 1998 and 1997:

(Dollar amounts in millions)           1998      1997
Actuarial present value
  of postretirement
  benefit obligation
Retirees                             $  60.7   $  60.6
Fully eligible active participants       1.4       1.0
Other active participants               10.3       9.7
Accumulated postretirement benefit
  obligation (APBO)                     72.4      71.3
Unrecognized net gain                   21.5      24.4
Accrued postretirement
  benefit liability                  $  93.9   $  95.7

   The net postretirement benefit cost for fiscal 1998 and 1997 included the following components:

(Dollar amounts in millions)           1998      1997
Service cost                         $    .6   $    .6
Interest cost                            5.7       5.8
Amortization of unrecognized gain       (1.4)     (1.3)
Net postretirement benefit cost      $   4.9   $   5.1

  The discount rate used in determining the APBO was 8% in fiscal 1998 and 8.5% in fiscal 1997. The assumed health care cost trend rate used for measuring the APBO was divided into two categories:

                                       1998      1997
Participants under age 65              9.6%     10.3%
Participants age 65 and over           7.4%      7.7%

   Both rates were assumed to decline to 5.5% over seven and eight years in fiscal 1998 and 1997, respectively.
   If the health care cost trend rate were increased 1%, the APBO, as of June 30, 1998, would have increased 11%. The effect of this change on the aggregate of service and interest cost for fiscal 1998 would be an increase of 10%.

Postemployment Benefits. The Company provides certain postemployment benefits to eligible employees. These benefits generally include severance, disability, and medical-related costs paid after employment but before retirement.


Note 6 Business Segments and Geographic Area Information
Business Segments. The Company is comprised of three separate segments: PE Biosystems, Analytical Instruments, and the recently formed Celera Genomics Corporation. PE Biosystems includes PE Applied Biosystems, PerSeptive, Molecular Informatics, Tropix, GenScope, and Tecan. PE Biosystems manufactures and markets biochemical instrument systems and associated consumable products for life science research and related applications. These automated systems are used for synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other biological molecules.
      Analytical Instruments manufactures and markets equipment and systems used for determining the composition and molecular structure of chemical substances, both organic and inorganic, and systems for data handling and data management. Through a joint venture, the Company manufactures mass spectrometry instrument systems that are sold in the PE Biosystems and Analytical Instruments segments.
      During the fourth quarter of fiscal 1998, Celera Genomics Corporation was formed by the Company and Dr. J. Craig Venter of The Institute for Genomic Research. The new company's strategy is focused on a plan to become the definitive source of genomic information that will be used to develop a better understanding of biological processes in humans. The plan is to substantially complete the sequencing of the human genome over the next three years. The company intends to build the scientific expertise and informatics tools necessary to extract biological knowledge from genomic data. Results were not material for fiscal 1998.

Geographic Areas. Revenues between geographic areas are primarily comprised of the sale of products by the Company's manufacturing units. The revenues reflect the rules and regulations of the respective governing tax authorities. Net revenues and operating profits are reported in the region of destination. Operating income is determined by deducting from net revenues the related costs and operating expenses attributable to the region. Research, development and engineering expenses are reflected in the area where the activity was performed. Identifiable assets include all assets directly identified with those geographic areas. Corporate assets include cash and short-term investments, deferred tax assets, property, plant, and equipment, and other assets that are corporate in nature.
     Export net revenues for fiscal 1998, 1997, and 1996 were $50.7 million, $51.3 million, and $50.0 million, respectively.

Business Segments

                                           PE     Analytical
(Dollar amounts in millions)       Biosystems    Instruments    Corporate   Consolidated

1998
Net revenues                        $   921.8      $   609.4     $    -        $ 1,531.2
Segment income (loss)               $   150.8      $    57.4     $ (36.7)      $   171.5
Restructuring and other
  merger costs                          (48.1)                                     (48.1)
Acquired research and development       (28.9)                                     (28.9)
  Operating income (loss)           $    73.8      $    57.4     $ (36.7)      $    94.5
Identifiable assets                 $   719.2      $   426.0     $ 189.3       $ 1,334.5
Capital expenditures                $    72.6      $    42.9     $   1.2       $   116.7
Depreciation and amortization       $    33.5      $    17.7     $   1.9       $    53.1

1997
Net revenues                        $   749.2      $   624.1     $    -        $ 1,373.3
Segment income (loss)               $   125.4      $    56.1     $ (31.2)      $   150.3
Restructuring charge                                   (13.0)                      (13.0)
Acquired research and development       (26.8)                                     (26.8)
Impairment of assets                      (.7)          (6.8)                       (7.5)
  Operating income (loss)           $    97.9      $    36.3     $ (31.2)      $   103.0
Identifiable assets                 $   504.0      $   384.5     $ 350.2       $ 1,238.7
Capital expenditures                $    42.1      $    14.1     $  13.6       $    69.8
Depreciation and amortization       $    23.6      $    18.6     $   1.7       $    43.9

1996
Net revenues                        $   618.4      $   630.6     $    -        $ 1,249.0
Segment income (loss)               $   107.2      $    28.7     $ (24.5)      $   111.4
Restructuring charge                    (17.5)         (71.6)                      (89.1)
Acquired research and development       (33.9)                                     (33.9)
Impairment of assets                     (9.9)                                      (9.9)
  Operating income (loss)           $    45.9      $   (42.9)    $ (24.5)      $   (21.5)
Identifiable assets                 $   435.6      $   401.6     $ 225.8       $ 1,063.0
Capital expenditures                $    30.1      $    13.6     $    .6       $    44.3
Depreciation and amortization       $    22.7      $    28.7     $    .4       $    51.8

                             Page 51

Geographic Areas

                                        United                    Far        Other
(Dollar amounts in millions)            States      Europe       East    Countries   Corporate  Consolidated

1998
Total revenues                        $  732.7    $  679.7   $  419.2    $  103.6      $   -      $  1,935.2
Transfers between geographic areas       (81.7)     (132.6)    (157.1)      (32.6)                    (404.0)
Revenues to unaffiliated customers    $  651.0    $  547.1   $  262.1    $   71.0      $          $  1,531.2
Income (loss)                         $   27.1    $  108.9   $   65.6    $    6.6      $ (36.7)   $    171.5
Restructuring and other merger costs     (26.2)      (21.7)       (.2)                                 (48.1)
Acquired research and development        (28.9)                                                        (28.9)
  Operating income (loss)             $  (28.0)   $   87.2   $   65.4    $    6.6      $ (36.7)   $     94.5
Identifiable assets                   $  630.5    $  377.6   $  100.4    $   36.7      $ 189.3    $  1,334.5

1997
Total revenues                        $  599.3    $  663.6   $  407.7    $   83.5      $   -      $  1,754.1
Transfers between geographic areas       (67.2)     (144.6)    (147.3)      (21.7)                    (380.8)
Revenues to unaffiliated customers    $  532.1    $  519.0   $  260.4    $   61.8      $          $  1,373.3
Income (loss)                         $    3.2    $  101.3   $   68.6    $    8.4      $ (31.2)   $    150.3
Restructuring charge                      (5.2)       (5.9)       (.9)       (1.0)                     (13.0)
Acquired research and development        (26.8)                                                        (26.8)
Impairment of assets                      (1.9)                              (5.6)                      (7.5)
  Operating income (loss)             $  (30.7)   $   95.4   $   67.7    $    1.8      $ (31.2)   $    103.0
Identifiable assets                   $  462.5    $  280.2   $  117.1    $   28.7      $ 350.2    $  1,238.7

1996
Total revenues                        $  529.7    $  606.7   $  365.2    $   79.3      $   -      $  1,580.9
Transfers between geographic areas       (60.6)     (128.8)    (124.6)      (17.9)                    (331.9)
Revenues to unaffiliated customers    $  469.1    $  477.9   $  240.6    $   61.4      $          $  1,249.0
Income (loss)                         $  (18.1)   $   73.7   $   70.9    $    9.4      $ (24.5)   $    111.4
Restructuring charge                     (29.9)      (59.2)                                            (89.1)
Acquired research and development        (33.9)                                                        (33.9)
Impairment of assets                      (9.9)                                                         (9.9)
  Operating income (loss)             $  (91.8)   $   14.5   $   70.9    $    9.4      $ (24.5)   $    (21.5)
Identifiable assets                   $  433.5    $  269.7   $  103.4    $   30.6      $ 225.8    $  1,063.0


Note 7 Shareholders' Equity
Treasury Stock. Common stock purchases have been made in support of the Company's various stock plans and as part of a general share repurchase authorization. The general share repurchase authorization was rescinded by the Board of Directors in fiscal 1998. There were no share purchases in fiscal 1998. During fiscal 1997 and 1996, the Company purchased .4 million and .8 million shares, respectively, to support various stock plans.

Stock Purchase Warrants. As a result of the Merger with PerSeptive, each outstanding warrant for shares of PerSeptive common stock was converted into warrants for the number of shares of the Company's common stock that would have been received by the holder if such warrants had been exercised immediately prior to the effective time of the Merger.
   At June 30, 1998, the following warrants to purchase common stock were outstanding:

             Number of     Exercise         Expiration
                Shares        Price               Date
Class C          4,097     $  37.95         March 1999
Class E          8,065     $ 171.34      December 1998
Class F         10,266     $  39.56       October 2002
Class G         53,799     $  65.73     September 2003


Equity Put Warrants. During the first quarter of fiscal 1997, the Company sold in a private placement 600,000 put warrants on shares of its common stock. Each warrant obligated the Company to purchase the shares from the holder, at specified prices, if the closing price of the common stock was below the exercise price on the maturity date. The cash proceeds from the sale of the put warrants were $1.8 million and have been included in capital in excess of par value. During fiscal 1997, all 600,000 warrants expired unexercised. No equity put warrants were sold in fiscal 1998.

Shareholders' Protection Rights Plan. The Company has a Shareholders' Protection Rights Plan designed to protect shareholders against abusive takeover tactics by declaring a dividend of one right on each outstanding share of common stock. Each right entitles shareholders to buy one one-hundredth of a newly issued share of participating preferred stock having economic and voting terms similar to those of one share of common stock at an exercise price of $90, subject to adjustment.
   The rights will be exercisable only if a person or a group: (a) acquires 20% or more of the Company's shares or (b) commences a tender offer that will result in such person or group owning 20% or more of the Company's shares. Before that time, the rights trade with the common stock, but thereafter they become separately tradeable.
  Upon exercise, after a person or a group acquires 20% or more of the Company's shares, each right (other than rights held by the acquiring person) will entitle the shareholder to purchase a number of shares of preferred stock of the Company having a market value of two times the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the shareholder to purchase at the then exercise price a number of shares of common stock of the acquiring company having a market value of two times such exercise price. If any person or group acquires between 20% and 50% of the Company's shares, the Company's Board of Directors may, at its option, exchange one share of the Company's common stock for each right. The rights are redeemable at the Company's option at one cent per right prior to a person or group becoming an acquiring person.

Common Stock. In October 1997, the Company's shareholders approved an increase in the number of authorized shares of the Company's common stock from 90 million to 180 million.

Note 8 Stock Plans
Stock Option Plans. Under the Company's stock option plans, officers and other key employees may be, and directors are, granted options, each of which allows for the purchase of common stock at a price of not less than 100% of fair market value at the date of grant. Under the normal vesting requirements, 50% of the options are exercisable after one year and 100% after two years. Options generally expire ten years from the date of grant.
   Transactions relating to the stock option plans of the Company are summarized below:


                                  Number      Weighted
                                      Of       Average
                                 Options      Exercise
                                                 Price
Fiscal 1996
Outstanding at June 30, 1995   4,597,214      $  29.97
Granted                          820,495      $  46.43
Exercised                      1,393,807      $  29.48
Cancelled                        201,367      $  34.17
Outstanding at June 30, 1996   3,822,535      $  34.05
Exercisable at June 30, 1996   2,544,100      $  30.17

Fiscal 1997
Granted                        1,595,528      $  59.78
Exercised                      1,167,179      $  29.73
Cancelled                         95,281      $  43.17
Outstanding at June 30, 1997   4,155,603      $  45.03
Exercisable at June 30, 1997   2,254,052      $  35.24

Fiscal 1998
Granted                        1,997,041      $  70.41
Exercised                        780,994      $  34.76
Cancelled                        154,686      $  71.42
Outstanding at June 30, 1998   5,216,964      $  55.51
Exercisable at June 30, 1998   2,936,389      $  43.12

  At June 30, 1998, 241,437 shares remained available for option grant.
  The following table summarizes information regarding options outstanding and exercisable at June 30, 1998:

                                        Weighted Average
                                    Contractual
                                           Life
                          Number of   Remaining  Exercise
(Option prices per share)   Options    in Years     Price

Options outstanding
  At $ 2.04 - $ 29.95        448,472        4.2    $ 20.93
  At $30.25 - $ 59.75      2,038,936        7.0    $ 40.87
  At $60.06 - $ 85.69      2,713,648        9.3    $ 71.83
  At $90.86 - $163.55         15,908        5.4    $120.86
Options exercisable
  At $ 2.04 - $ 29.95        448,472        4.2    $ 20.93
  At $30.25 - $ 59.75      1,992,736        6.9    $ 40.53
  At $60.06 - $ 83.69        479,273        8.7    $ 72.07
  At $90.86 - $163.55         15,908        5.4    $120.86

Employee Stock Purchase Plan. The Employee Stock Purchase Plan offers domestic and certain foreign employees the right to purchase, over a certain period, shares of common stock on an annual offering date. The purchase price in the United States is equal to the lower of 85% of the average market price of the common stock on the offering date or 85% of the average market price of the common stock on the last day of the purchase period. Provisions of the plan for employees in foreign countries vary according to local practice and regulations.
   Common stock issued under the Employee Stock Purchase Plan during fiscal 1998, 1997, and 1996 totaled 174,000 shares, 111,000 shares, and 77,000 shares, respectively. At June 30, 1998, 499,000 shares remained available for issuance.

Director Stock Purchase and Deferred Compensation Plan. The Company has a Director Stock Purchase and Deferred Compensation Plan that requires non-employee directors of the Company to apply at least 50% of their annual retainer to the purchase of common stock. The purchase price is the fair market value on the first business day of the third month of each fiscal quarter. At June 30, 1998, approximately 87,000 shares were available for issuance.

Restricted Stock. As part of the Company's stock incentive plans, key employees may be, and non-employee directors are, granted shares of restricted stock that will vest when certain continuous employment/service restrictions and/or specified performance goals are achieved. The fair value of shares granted is generally expensed over the restricted periods, which may vary depending on the estimated achievement of performance goals.
  Restricted stock granted to key employees and non-employee directors during fiscal 1998, 1997, and 1996 totaled 4,350 shares, 42,000 shares and 185,000 shares (155,000 of which were subject to shareholder approval in fiscal 1997), respectively. Compensation expense recognized for these awards was $1.8 million, $11.7 million, and $5.1 million in fiscal 1998, 1997, and 1996, respectively.

Performance Unit Bonus Plan. The Company has a Performance Unit Bonus Plan whereby employees may be awarded performance units in conjunction with an equal number of stock options. A performance unit represents the right to receive a cash or stock payment from the Company at a specified date in the future. The amount of the payment is equal to the fair market value of a share of common stock on the date of the grant. The performance units vest upon shares of the Company's common stock attaining and maintaining specified stock price levels for a specified period, and are payable on or after June 26, 2000. As of June 30, 1998, 324,500 performance units were outstanding. Compensation expense recognized for these awards totaled $6.3 million in fiscal 1998.

Accounting for Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans, as all options have been issued at fair market value.
  Pro forma net income and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined for employee stock plans under the statement's fair value method. The fair value of the options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

For the years ended June 30,       1998     1997     1996

Dividend yield                      .94%     .85%     .89%
Volatility                        27.00%   29.07%   35.32%
Risk-free interest rates           5.64%    6.42%    6.24%
Expected option life in years      5.70     5.12     4.87

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended June 30, 1998, 1997, and 1996 is presented below:

(Dollar amounts in millions,
 except per share amounts)         1998     1997     1996

Net income (loss)
  As reported                     $ 56.4  $ 130.4  $ (36.5)
  Pro forma                       $ 25.4  $ 120.2  $ (38.9)
Basic earnings (loss) per share
  As reported                     $ 1.16  $  2.74  $  (.80)
  Pro forma                       $  .52  $  2.53  $  (.85)
Diluted earnings (loss) per share
  As reported                     $ 1.12  $  2.63  $  (.80)
  Pro forma                       $  .51  $  2.43  $  (.85)

Fiscal 1998 pro forma net income includes compensation expense of $9.8 million, or $.19 per diluted share after-tax, owing to the immediate vesting of options as a result of the acquisitions of PerSeptive and Molecular Informatics.
  The weighted average fair value of options granted was $24.83,$20.17, and $16.58 per share for fiscal 1998, 1997, and 1996, respectively.


Note 9 Additional Information
Selected Accounts. The following table provides the major components of selected accounts of the Consolidated Statements of Financial
Position:

(Dollar amounts in millions)
At June 30,                            1998       1997

Other long-term assets
Goodwill                             $  84.5    $  32.7
Other                                  195.0      159.4
Total other long-term assets         $ 279.5    $ 192.1

Other accrued expenses
Deferred service contract revenues   $  54.8    $  45.1
Accrued pension liabilities             17.5       17.9
Restructuring provisions                31.3       33.3
Other                                   98.3       90.5
Total other accrued expenses         $ 201.9    $ 186.8

Other long-term liabilities
Accrued pension liabilities          $  62.7    $  62.3
Accrued postretirement benefits         87.4       91.2
Other                                   34.5       27.2
Total other long-term liabilities    $ 184.6    $ 180.7

Related Party Transactions. One of the Company's directors is an employee of the Roche Group, a pharmaceutical manufacturer and strategic partner of the Company in the biotechnology field. The Company made payments to the Roche Group and its affiliates, for the purchase of reagents and consumables, of $72.5 million, $68.2 million, and $59.7 million in fiscal 1998, 1997 and 1996, respectively.

Note 10 Restructuring and Other Merger Costs
The Company initiated a restructuring plan in fiscal 1998 for actions associated with the acquisition of PerSeptive. In fiscal 1997 and 1996, restructuring actions were undertaken primarily to improve the profitability and cash flow performance of Analytical Instruments. Fiscal 1996 also included a charge by PerSeptive for restructuring actions and other related costs. The before-tax charges associated with the implementation of these restructuring plans were $48.1 million, $24.2 million, and $89.1 million for fiscal 1998, 1997, and 1996, respectively. In addition, fiscal 1997 reflected an $11.2 million before-tax reduction of charges required to implement the fiscal 1996 Analytical Instruments' plan.

Fiscal 1998. During fiscal 1998, the Company recorded a $48.1 million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the acquisition. The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. The charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in costs of sales, associated with the rationalization of certain product lines. Additional non-recurring acquisition costs of $1.5 million for training, relocation, and communication were recognized as period expenses in the third and fourth quarters of fiscal 1998, and classified as other merger-related costs. The Company expects to incur an additional $6.5 million to $8.5 million of acquisition-related costs for training, relocation, and communication in fiscal 1999. These costs will be recognized as period expenses when incurred and will be classified as other merger costs.

  The $33.9 million restructuring charge includes $13.8 million for severance-related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset-related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations. These restructuring actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition-related investment banking and professional fees. As of June 30, 1998, approximately 12 employees were separated under the plan, and the actions are proceeding as planned.
  The following table details the major components of the fiscal 1998 restructuring provision:
                                             Facility
                                        Consolidation
                                            And Asset
                                              Related
(Dollar amounts in millions)  Personnel    Write-offs     Total

Provision:
Reduction of excess European
  manufacturing capacity      $   5.1       $  11.7     $  16.8
Consolidation of sales
  and administrative support      8.7           3.2        11.9
Other                                           5.2         5.2
Total provision               $  13.8       $  20.1     $  33.9

Fiscal 1998 activity:
Reduction of excess European
  manufacturing capacity      $     -       $    .4     $    .4
Consolidation of sales
  and administrative support       .3           1.2         1.5
Other                                           5.1         5.1
Total fiscal 1998 activity    $    .3       $   6.7     $   7.0

Balance at June 30, 1998:
Reduction of excess European
  manufacturing  capacity     $   5.1       $  11.3     $  16.4
Consolidation of sales
  and administrative support      8.4           2.0        10.4
Other                                            .1          .1
Balance at June 30, 1998      $  13.5      $   13.4     $  26.9


Fiscal 1997. During the fourth quarter of fiscal 1997, the Company announced a follow-on phase to Analytical Instruments' profit improvement program begun by the Company in fiscal 1996. The cost for this action was $24.2 million before-tax, and included $19.4 million for costs focused on further improving the operating efficiency of manufacturing facilities in the United States, Germany, and the United Kingdom. These actions were designed to help transition Analytical Instruments from a highly vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. The restructuring charge also included $4.8 million to finalize the consolidation of sales and administrative support, primarily in Europe, where seventeen facilities were closed.
   The workforce reductions under this plan total approximately 285 employees in production labor and 25 employees in sales and administrative support. The charge included $11.9 million for severance-related costs. The $12.3 million provided for facility consolidation and asset-related write-offs included $1.2 million for lease termination payments and $11.1 million for the write-off of machinery, equipment, and tooling associated with those functions to be outsourced.

  The following table details the major components of the fiscal 1997 restructuring provision:

                                             Facility
                                        Consolidation
                                            And Asset
                                              Related
(Dollar amounts in millions)  Personnel    Write-offs     Total

Provision:
Changes in manufacturing
  operations                  $   9.6       $   9.8     $  19.4
Consolidation of sales
  and administrative support      2.3           2.5         4.8
Total provision               $  11.9       $  12.3     $  24.2

Fiscal 1997 activity:
Changes in manufacturing
  operations                  $    .1       $   4.6     $   4.7
Consolidation of sales
  and administrative support
Total fiscal 1997 activity    $    .1       $   4.6     $   4.7

Fiscal 1998 activity:
Changes in manufacturing
  operations                  $   7.8       $   4.9     $  12.7
Consolidation of sales
  and administrative support      1.3           1.1         2.4
Total fiscal 1998 activity    $   9.1       $   6.0     $  15.1

Balance at June 30, 1998:
Changes in manufacturing
  operations                  $   1.7       $    .3     $   2.0
Consolidation of sales
  and administrative support      1.0           1.4         2.4
Balance at June 30, 1998      $   2.7       $   1.7     $   4.4

Fiscal 1996. The fiscal 1996 before-tax restructuring charge of $71.6 million was the first phase of a plan focused on improving the profitability and cash flow performance of Analytical Instruments. In connection with the plan, the division was reorganized into three vertically integrated, fiscally accountable operating units; a distribution center in Holland was established to centralize the European infrastructure for shipping, administration, and related functions; and a program was implemented to eliminate excess production capacity in Germany. The charge included $37.8 million for worldwide workforce reductions of approximately 390 positions in manufacturing, sales and support, and administrative functions. The charge also included $33.8 million for facility consolidation and asset-related write-offs associated with the discontinuation of various product lines.
   In fiscal 1996, the Company transferred the development and manufacturing of certain analytical instrument product lines from its facility in Germany to other sites, primarily in the United States. The facility in Germany remains the principal site for the development of atomic absorption products.
   In fiscal 1996, a distribution center in Holland was established to provide an integrated sales, shipment, and administration support infrastructure for the Company's European operations and to integrate certain operating and business activities. The European distribution center includes certain administrative, financial, and information systems functions previously transacted at individual locations throughout Europe.
  In the fourth quarter of fiscal 1997, the Company finalized actions associated with the restructuring plan announced in fiscal 1996. The costs to implement the program were $11.2 million below the $71.6 million charge recorded in fiscal 1996. As a result, during the fourth quarter of fiscal 1997, the Company recorded an $11.2 million reduction of charges required to implement the fiscal 1996 plan.
  The following table details the major components of the $71.6 million fiscal 1996 restructuring provision:


                                             Facility
                                        Consolidation
                                            And Asset
                                              Related
(Dollar amounts in millions)  Personnel    Write-offs     Total

Provision:
Reduction of excess European
  manufacturing capacity      $  19.7       $  23.0     $  42.7
Reduction of European
  distribution and
  adminstrative capacity         11.5           6.0        17.5
Other worldwide workforce
  reductions and
  facility closings               6.6           4.8        11.4
Total provision               $  37.8        $ 33.8      $ 71.6

Fiscal 1996 activity:
Reduction of excess European
  manufacturing capacity      $   2.1        $  6.7      $  8.8
Reduction of European
   distribution and
   administrative capacity        1.6            .7         2.3
Other worldwide workforce
  reductions and
  facility closings               1.9           1.6         3.5
Total fiscal 1996 activity    $   5.6        $  9.0      $ 14.6

Fiscal 1997 activity:
Reduction of excess European
  manufacturing capacity      $  10.9        $  6.6      $ 17.5
Adjustment to decrease
  liabilities originally
  accrued for excess European
  manufacturing capacity          4.7           6.5        11.2
Reduction of European
  distribution and
  administrative capacity         6.2           4.4        10.6
Other worldwide workforce
  reductions and
  facility closings               1.9           2.0         3.9
Total fiscal 1997 activity    $  23.7        $ 19.5      $ 43.2

Fiscal 1998 activity:
Reduction of excess European
  manufacturing capacity      $   2.0        $  3.2      $  5.2
Reduction of European
  distribution and
  administrative capacity         3.7            .9         4.6
Other worldwide workforce
  reductions and
  facility closings               2.8           1.2         4.0
Total fiscal 1998 activity    $   8.5        $  5.3      $ 13.8
Balance at June 30, 1998      $    -         $   -       $   -

Fiscal 1996 also included a charge by PerSeptive for restructuring actions and other related costs. These costs primarily related to actions to identify research and development programs, discontinue certain product lines, and make organizational changes. The components of these costs included $9.8 million related to the write-off of certain long-term assets used in discontinued product offerings and other asset impairments, $2.6 million of severance costs principally resulting from approximately 65 U.S. and European employee terminations, and $5.1 million of accrued legal costs primarily related to patent defense costs. The majority of asset write-offs and severance costs were completed in fiscal 1996. Legal costs paid were $.3 million, $1.6 million, and $1.6 million in fiscal 1998, 1997, and 1996, respectively. No significant adjustments were made to the liability accrued in fiscal 1996.

Note 11 Commitments and Contingencies
Future minimum payments at June 30, 1998 under non-cancelable operating leases for real estate and equipment were as follows:

(Dollar amounts in millions)
1999                           $  25.0
2000                              18.9
2001                              16.1
2002                              13.9
2003                              12.6
2004 and thereafter               61.2
Total                          $ 147.7

   Rental expense was $33.7 million in fiscal 1998, $32.0 million in fiscal 1997, and $33.9 million in fiscal 1996.
  On July 10, 1998, the Company entered into a ten year non-cancelable lease for a facility for Celera Genomics Corporation in Rockville, Maryland, effective August 1, 1998. Total lease payments over the ten year period will be approximately $22 million. In fiscal 1997, the Company entered into a fifteen year non-cancelable lease for a facility in Foster City, California, effective July 1, 2000. Total lease payments over the fifteen year period will be approximately $42 million.
  The Company has been named as a defendant in several legal actions, including patent, commercial, and environmental, arising from the conduct of its normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the financial statements of the Company.


Note 12 Financial Instruments
Derivatives. The Company utilizes foreign exchange forward, option, and synthetic forward contracts and an interest rate swap agreement to manage foreign currency and interest rate exposures. The principal objective of these contracts is to minimize the risks and/or costs associated with global financial and operating activities. The Company does not use derivative financial instruments for trading or other speculative purposes, nor is the Company a party to leveraged derivatives.

Foreign Currency Risk Management. Foreign exchange forward, option, and synthetic forward contracts are used primarily to hedge reported and anticipated cash flows resulting from the sale of products in foreign locations. Option contracts outstanding at June 30, 1998 were purchased at a cost of $4.1 million. Under these contracts, the Company has the right, but not the obligation, to purchase or sell foreign currencies at fixed rates at various maturity dates. These contracts are utilized primarily when the amount and/or timing of the foreign currency exposures are not certain. Synthetic forward contracts outstanding at June 30, 1998 were purchased having no up-front cost. Under these contracts, the Company may participate in some favorable currency movements but is protected against adverse currency changes. These contracts are used as an alternative to options to reduce the cost of the Company's hedging program.
   At June 30, 1998 and 1997, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the table below:

                                    1998                1997
(Dollar amounts in millions)    Sale   Purchase     Sale   Purchase
Japanese Yen                  $ 109.2   $    -    $  83.5   $    -
French Francs                    28.3       .2       18.1
Australian Dollars               10.8                13.7
German Marks                     28.3      1.9       13.4      2.3
Italian Lira                     38.0      1.4        5.6      1.2
British Pounds                   29.2     19.6                 8.3
Swiss Francs                     10.5      4.0        5.4
Swedish Krona                    11.9                 2.4
Danish Krona                     10.3                 1.7
Other                            44.7      5.1        5.8
Total                         $ 321.2   $ 32.2   $  149.6   $ 11.8

  Foreign exchange contracts are accounted for as hedges of firm commitments and anticipated foreign currency transactions. With respect to firm commitments, unrealized gains and losses are deferred and included in the basis of the transaction underlying the commitment. Gains and losses on foreign currency transactions are recognized in income and offset the foreign exchange losses and gains, respectively, on the related transactions. The amount of the contracts covering anticipated transactions is marked to market and recognized in income.

Interest Rate Risk Management. In fiscal 1997, the Company entered into an interest rate swap in conjunction with a five year Japanese Yen debt obligation (see Note 3). The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under this contract, the Company will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement is established by agreement at the time of termination. The agreed upon amount usually represents the net present value at the then existing interest rates of the remaining obligation to exchange payments under the terms of the contract.
   Based on the level of interest rates prevailing at June 30, 1998, the fair value of the Company's floating rate debt approximated its carrying value. There would be a payment of $.9 million to terminate the related interest rate swap contract, which would equal the unrealized loss. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to maturity. A change in interest rates would have no impact on the Company's reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same interest rate index.

Concentrations of Credit Risk. The forward contracts, options, synthetic forwards, and swaps used by the Company in managing its foreign currency and interest rate exposures contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, the Company minimizes such risk exposure by limiting the counterparties to a diverse group of highly rated major domestic and international financial insti-tutions with which the Company has other financial relationships. The Company is exposed to potential losses in the event of non-performance by these counterparties; however, the Company does not expect to record any losses as a result of counterparty default. The Company does not require and is not required to place collateral for these financial instruments.

Fair Value. The fair value of foreign currency forward, option (net of fees), and synthetic forward contracts, as well as interest rate swaps, is estimated based on quoted market prices of comparable contracts and reflects the amounts the Company would receive (or pay) to terminate the contracts at the reporting date. The following table presents notional amounts and fair values of the Company's derivatives at June 30, 1998 and 1997:
                                       1998               1997
                                Notional     Fair  Notional     Fair
(Dollar amounts in millions)      Amount    Value    Amount    Value
Forward contracts               $  179.2  $   2.8  $  114.0  $  (3.7)
Purchased options               $  112.7  $   1.6  $   47.4  $    .7
Synthetic forwards              $   61.5  $   1.9
Interest rate swap              $   27.0  $   (.9) $   33.6  $    .2

The following methods are used in estimating the fair value of other significant financial instruments held or owed by the Company. Cash and short-term investments approximate their carrying amount due to the duration of these instruments. Fair values of minority equity investments and notes receivable are estimated based on quoted market prices, if available, or quoted market prices of financial instruments with similar characteristics. The fair value of debt is based on the current rates offered to the Company for debt of similar remaining maturities. The following table presents the carrying amounts and fair values of the Company's other financial instruments at June 30, 1998 and 1997:

                                       1998               1997
                                Carrying     Fair  Carrying     Fair
(Dollar amounts in millions)      Amount    Value    Amount    Value

Cash and short-term investments $   84.1  $  84.1  $  217.2  $ 217.2
Minority equity investments     $   29.2  $  29.2  $   22.6  $  22.6
Note receivable                                    $    7.2  $   7.2
Short-term debt                 $   12.1  $  12.1  $   29.9  $  29.9
Long-term debt                  $   33.7  $  34.6  $   59.2  $  59.0

Net unrealized gains and losses on minority equity investments are reported as a separate component of shareholders' equity. The Company reported an unrealized holding loss of $1.4 million at June 30, 1998 and a $3.1 million unrealized holding gain at June 30, 1997.

Note 13 Quarterly Financial Information (Unaudited)
The following is a summary of quarterly financial results:

                                     First Quarter   Second Quarter       Third Quarter      Fourth Quarter
(Dollar amounts in millions
  except per share amounts)          1998     1997      1998     1997      1998     1997      1998     1997
Net revenues                       $ 322.7  $ 296.8   $ 369.2  $ 354.0   $ 390.8  $ 348.8   $ 448.5  $ 373.7
Gross margin                         157.4    144.8     190.2    174.3     199.2    178.5     232.3    182.3
Net income (loss)                     21.4     28.6       6.0     73.6     (7.0)      9.3      36.0     18.9
Net income (loss) per basic share      .45      .61       .12     1.56     (.14)      .20       .73      .39
Net income (loss) per diluted share    .43      .59       .12     1.49     (.14)      .19       .71     . 38


Events Impacting Comparability:

Fiscal  1998.   First  and fourth quarter results included  before-tax
gains  of  $.8 million in each quarter, or $.02 and $.01  per  diluted share  after-tax,  respectively,  relating to the Company's release of
contingencies on minority  equity  investments  (see Note 2).   Second
quarter results included a  $28.9 million before-tax charge,  or  $.57 per diluted share after-tax, for acquired research and development(see
Note  2). Third and fourth quarter results included before-tax charges for  restructuring and other merger costs of $47.0  million  and  $1.1 million,  respectively, or $.85 and $.02 per diluted share  after-tax, respectively  (see Note 10).  In the third quarter  the  Company  also recognized  one-time  royalty revenues and capitalized  certain  legal
expenses  relating to the successful defense of certain patents.   The
net  effect  of  these  items increased third quarter  net  income  by approximately $4.2 million, $.08 per diluted share.

Fiscal  1997.    First and second quarter results included  before-tax
gains of $11.3 million and $26.1 million, or $.21 and $.38 per diluted
share   after-tax,  respectively,  from  the  sale  of  the  Company's remaining equity interest in Etec Systems, Inc. (see Note 2).  Second, third,  and fourth quarter results included before-tax gains of  $25.9 million,  $.8  million, and $.8 million, or $.52, $.02, and  $.02  per diluted  share  after-tax,  respectively, relating  to  the  sale  and release of contingencies on minority equity investments (see Note  2).
Third  quarter results included a $25.4 million before-tax charge,  or
$.51   per   diluted  share  after-tax,  for  acquired  research   and
development  (see  Note  2).  Fourth quarter results  included  a  net
restructuring   charge   of  $13.0  million, or $.18 per diluted share
after-tax (see Note 10); a $1.4 million before-tax charge, or $.03 per diluted share after-tax,  for  acquired  research and development (see
Note 2);  and  a  $7.5 million before-tax charge,  or $.13 per diluted share after-tax, for asset impairment (see Note 1).  In addition,  the
Company recognized deferred royalty income, other miscellaneous income, and  certain  compensation-related  expenses.  The net effect of these items  increased  fourth quarter  net  income  by  approximately  $5.0 million,  or $.10 per diluted share.

Stock Prices and Dividends       1998                     1997
Stock Prices                High      Low             High      Low
First Quarter            $ 86 1/8   $ 72 1/8       $ 58 1/8  $ 44 1/4
Second Quarter           $ 74       $ 59 1/4       $ 61 7/8  $ 52 1/2
Third Quarter            $ 76       $ 55 13/16     $ 77 1/8  $ 57 7/8
Fourth Quarter           $ 75 1/8   $ 58 11/16     $ 81 1/8  $ 60 3/8

Dividends per share              1998                     1997
First Quarter                   $ .17                    $ .17
Second Quarter                    .17                      .17
Third Quarter                     .17                      .17
Fourth Quarter                    .17                      .17
Total dividends per share       $ .68                    $ .68


REPORT OF MANAGEMENT

To The Shareholders of
The Perkin-Elmer Corporation

Management is responsible for the accompanying consolidated  financial statements,  which  have  been prepared in conformity  with  generally
accepted   accounting   principles.   In   preparing   the   financial
statements, it is necessary for management to make informed  judgments and  estimates  which  it  believes are in accordance  with  generally accepted  accounting  principles  appropriate  in  the  circumstances.
Financial  information presented elsewhere in this  annual  report  is consistent with that in the financial statements.
     In  meeting  its responsibility for preparing reliable  financial statements,  the  Company maintains a system  of  internal  accounting controls  designed  to provide reasonable assurance  that  assets  are safeguarded  and  transactions are properly recorded and  executed  in
accordance  with  corporate policy and management authorization.   The
Company  believes its accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or would be detected within a timely  period.
In designing such control procedures, management recognizes judgements are required to assess and balance the costs and expected benefits  of a  system of internal accounting controls.  Adherence to these polices and  procedures is reviewed through a coordinated audit effort of  the
Company's internal audit staff and independent accountants.
     The Audit Committee of the Board of Directors is comprised solely of  outside directors and is responsible for overseeing and monitoring
the  quality of the Company's accounting and auditing practices.   The
independent  accountants  and internal auditors  have  full  and  free access to the Audit Committee and meet periodically with the committee to discuss accounting, auditing, and financial reporting matters.




/s/ Dennis L. Winger
Dennis L. Winger
Senior Vice President and
Chief Financial Officer






/s/ Tony L. White
Tony L. White
Chairman, President and
Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Perkin-Elmer Corporation

In our opinion, the accompanying consolidated statements of  financial position  and  the related consolidated statements of  operations,  of shareholders'  equity,  and  of  cash flows  present  fairly,  in  all
material   respects,  the  financial  position  of  The   Perkin-Elmer
Corporation  and its subsidiaries at June 30, 1998 and 1997,  and  the results of their operations and their cash flows for each of the three fiscal  years  in  the period ended June 30, 1998, in conformity  with generally  accepted accounting principles.  These financial statements are the responsibility of the Company's management; our responsibility is  to  express an opinion on these financial statements based on  our
audits.   We  conducted our audits of these statements  in  accordance with  generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the
financial  statements  are free of material  misstatement.   An  audit
includes  examining, on a test basis, evidence supporting the  amounts and  disclosures in the financial statements, assessing the accounting principles  used  and significant estimates made  by  management,  and evaluating  the overall financial statement presentation.  We  believe that  our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
July 31, 1998


                             Page 62

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K


     (a) 1.  Financial Statements.

     The   following   consolidated  financial   statements,
together  with  the report thereon of PricewaterhouseCoopers
LLP   dated July 31,  1998, appears on Pages  39-62  of Item
8 of this Report.

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

10(13) Change  of  Control Agreement dated September  12,  1995 between  Registrant and Tony L. White  (incorporated  by
       reference to Exhibit 10(16) to Annual Report on Form 10-
       K  of the Corporation for the fiscal year ended June 30,
       1995 (Commission file number 1-4389)).*

10(14) Employment  Agreement dated November 16,  1995,  between
       Registrant and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-
       K of the Corporation for fiscal year ended June 30, 1996
       (Commission file number 1-4389)).*

10(15) Employment  Agreement  dated  June  20,  1996,   between
       Registrant   and   Manuel  A.  Baez   (incorporated   by
       reference to Exhibit 10(14) to Annual Report on Form 10-
       K  of the Corporation for the fiscal year ended June 30,
       1997 (Commission file number 1-4389)).*

10(16) Employment  Agreement dated November 16,  1995,  between
       Registrant and William B. Sawch.*  **

10(17) Employment  Agreement dated September 25, 1997,  between
       Registrant and Dennis L. Winger.*  **

10(18) Letter Agreement dated June 24, 1997, between Registrant and Dennis L. Winger.* **

10(19) Deferred  Compensation  Contract  dated  July  15,  1993 between Registrant and William B. Sawch.*  **

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

10(24) 1993  Director Stock Purchase and Deferred  Compensation
       Plan   as  amended  June  19,  1997   (incorporated   by
       reference to Exhibit 10(18) to Annual Report on Form 10-
       K  of the Corporation for the fiscal year ended June 30,
       1997 (Commission file number 1-4389)).*

10(25) The  Division  Long-Term Incentive Plan of  The  Perkin-
       Elmer Corporation dated July 1, 1996 (incorporated by reference to Exhibit 10(20) to Annual Report on Form 10-
       K of the Corporation for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

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


11 Computation of Net Income (Loss) per Share for the three years ended June 30, 1998 (incorporated by reference to Note 1 to Consolidated Financial Statements within Item
       8 of this Report).

13 Annual Report to Shareholders for 1998 (to the extent incorporated herein by reference).**

21     List of Subsidiaries.

23     Consent of PricewaterhouseCoopers LLP.

27     Financial Data Schedule.**

*  Management contract or compensatory plan or arrangement.
** Previously filed on September 25, 1998.

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

                              THE PERKIN-ELMER CORPORATION


                              By   /s/ Dennis L. Winger
                                Dennis L. Winger
                                Senior Vice President and
                                Chief Financial Officer

Date:  March 23, 1999



