Form 10-Q
period 1999-03-31
PE CORP
filed 1999-05-17
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            ____________

                              FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

                                 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   Commission file number: 1-4389



                           PE CORPORATION
        (Exact Name of Registrant as Specified in Its Charter)


              Delaware                       06-1534213
    (State or Other Jurisdiction          (I.R.S. Employer
         of Incorporation or              Identification Number)
           Organization)

                          761 Main Avenue,
                  Norwalk, Connecticut   06859-0001
    (Address of Principal Executive Offices, Including Zip Code)

                           (203) 762-1000
        (Registrant's Telephone Number, Including Area Code)

                    The Perkin-Elmer Corporation
       (Former Name, Former Address and Former Fiscal Year, if
                     Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes      x        No ____


As of the close of business on May 12, 1999, PE Corporation had 25,503,560 shares of Celera Genomics Group Common Stock outstanding and 51,007,121 shares of PE Biosystems Group Common
Stock outstanding.

                           PE CORPORATION

                                INDEX




Part I.  Financial Information                                   Page


       Condensed Consolidated Statements of Operations for
        the Three and Nine Months Ended March 31, 1999 and 1998    1

       Condensed Consolidated Statements of Financial
        Position at March 31, 1999 and June 30, 1998               2


       Condensed Consolidated Statements of Cash Flows
        for the Nine Months Ended March 31, 1999 and 1998          3


       Notes to Unaudited Condensed Consolidated
        Financial Statements                                       4


       Management's Discussion and Analysis
       Management's Discussion of Continuing Operations           15



Part II.  Other Information                                       31

                            PE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
            (Amounts in thousands except per share amounts)



                                                 Three months ended                    Nine months ended
                                                     March 31,                             March 31,

                                                 1999             1998              1999              1998
Net revenues                                $ 325,825        $ 248,713         $ 869,063        $  659,959
Cost of sales                                 150,737          117,533           395,634           307,615

Gross margin                                  175,088          131,180           473,429           352,344

Selling, general and administrative            89,757           71,167           252,974           198,390
Research, development and engineering          45,416           28,506           120,586            75,896
Merger costs and other special charges          3,209           42,866             6,334            42,866
Acquired research and development                                                                   28,850

Operating income (loss)                        36,706          (11,359)           93,535             6,342
Gain on investments                             2,597                              2,597               845
Interest expense                                  495            1,239             2,635             3,940
Interest income                                   465            1,151             1,203             5,051
Other income (expense), net                       233             (207)             (306)            1,084

Income (loss) before income taxes              39,506          (11,654)           94,394             9,382

Provision for income taxes                      6,894            4,689            17,475            15,612
Minority interest                               1,324            2,934             9,536             2,934

Income (loss) from continuing operations       31,288          (19,277)           67,383            (9,164)
Income from discontinued
  operations (net of income taxes)              5,186           12,311             1,149            29,589

Net income (loss)                           $  36,474        $  (6,966)        $  68,532        $   20,425

Income (loss) per share
  from continuing operations
Basic                                       $     .62        $    (.40)        $    1.35        $     (.19)
Diluted                                     $     .60        $    (.40)        $    1.32        $     (.19)

Income per share
  from discontinued operations
Basic                                       $     .10        $     .26         $     .02        $      .61
Diluted                                     $     .10        $     .26         $     .02        $      .61

Net income (loss) per share
Basic                                       $     .72        $    (.14)        $    1.37        $      .42
Diluted                                     $     .70        $    (.14)        $    1.34        $      .42

Dividends per share                         $     .17        $     .17         $     .51        $      .51


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                              PE CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (Dollar amounts in thousands)

                                                    At March 31,   At June 30,
                                                        1999          1998

Assets                                               (unaudited)
Current assets
  Cash and cash equivalents                      $     81,375    $     82,865
  Short-term investments                                                1,226
  Accounts receivable, net                            291,882         228,985
  Inventories                                         172,059         137,015
  Prepaid expenses and other current assets            71,635          61,973
  Current net assets of discontinued operations       165,135         139,959
Total current assets                                  782,086         652,023

Property, plant and equipment, net                    207,531         163,674

Other long-term assets                                247,421         241,819
Long-term net assets of discontinued operations        89,805          77,760

Total assets                                     $  1,326,843    $  1,135,276

Liabilities and Shareholders' Equity
Current liabilities
  Loans payable                                  $     48,943    $     12,099
  Accounts payable                                    116,924         119,555
  Accrued salaries and wages                           31,387          30,036
  Accrued taxes on income                              75,029          79,860
  Other accrued expenses                              160,569         122,482
Total current liabilities                             432,852         364,032

  Long-term debt                                       33,045          33,726
  Other long-term liabilities                         140,974         129,513
Total liabilities                                     606,871         527,271

Minority interest                                      52,542          43,757

Shareholders' equity
  Capital stock                                        50,649          50,148
  Capital in excess of par value                      400,679         379,974
  Retained earnings                                   220,364         190,966
  Accumulated other comprehensive income (loss)        (4,262)         (9,513)
  Treasury stock, at cost                                             (47,327)

Total shareholders' equity                            667,430         564,248

Total liabilities and shareholders' equity       $  1,326,843    $  1,135,276

See accompanying Notes to Unaudited
Condensed Consolidated Financial Statements.

                    PE CORPORATION

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (unaudited)
            (Dollar amounts in thousands)


                                                                            Nine months ended
                                                                                  March 31,
                                                                           1999              1998
Operating Activities from continuing operations
Income (loss) from continuing operations                            $      67,383    $       (9,164)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                          34,332            24,400
    Long-term compensation programs                                         5,571             4,143
    Deferred income taxes                                                   2,107            (3,026)
    Gain from the sale of assets                                           (2,597)             (900)
    Acquired research and development                                                        28,850
    Restructuring and other merger costs                                                     46,966
Changes in operating assets and liabilities:
    Increase in accounts receivable                                       (58,477)           (7,219)
    Increase in inventories                                               (32,310)          (13,343)
    Increase in prepaid expenses and other assets                         (28,430)          (27,374)
    Increase (decrease) in accounts payable and other liabilities          50,479           (12,802)

Net cash provided by operating activities                                  38,058            30,531

Investing Activities from continuing operations
Additions to property, plant and equipment
  (net of disposals of $780 and $1,013, respectively)                     (78,557)          (46,610)
Acquisitions/investments, net                                              (1,236)          (94,498)
Proceeds from the sale of assets, net                                      20,898             6,532
Proceeds from the collection of note receivable                                               9,673

Net cash used by investing activities                                     (58,895)         (124,903)

Net cash from continuing
  operations before financing activities                                  (20,837)          (94,372)

Discontinued operations
Net cash used by operating activities                                      (9,109)           (6,537)
Net cash used by investing activities                                     (24,106)          (29,423)

Net cash used from discontinued operations
  before financing activities                                             (33,215)          (35,960)

Financing Activities
Net change in loans payable                                                34,726            22,173
Principal payments on long-term debt                                       (5,297)
Proceeds from long-term debt                                                                (24,328)
Dividends                                                                 (25,479)          (23,232)
Proceeds from stock issued for stock plans                                 54,650            25,622

Net cash provided by financing activities                                  58,600               235

Elimination of PerSeptive results from
  July 1, 1997 to September 30, 1997                                                          2,590
Effect of exchange rate changes on cash                                    (6,038)             (575)

Net change in cash and cash equivalents                                    (1,490)         (128,082)

Cash and cash equivalents beginning of period                              82,865           213,028

Cash and cash equivalents end of period                             $      81,375    $       84,946

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                           PE CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in PE Corporation's (the Company's) Annual Report on Form 10K/A for the fiscal year ended June 30, 1998. Significant accounting policies disclosed therein have not changed.

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

The interim condensed consolidated financial statements have been restated to reflect the net assets and operating results of the Analytical Instruments business as discontinued operations pending disposition for all periods presented (see Note 11). The net assets have been reclassified in both the current and long-term asset sections of the Condensed Consolidated Statements of Financial Position for all periods presented. The operating results are reflected in the Condensed Consolidated Statements of Operations as income from discontinued operations for all periods presented. The accompanying notes, except Note 11, relate only to continuing operations.


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

DISPOSITIONS (SALE OF INVESTMENTS)

Analytical Instruments. On March 8, 1999, the Company announced that it had entered into a definitive agreement to sell its Analytical Instruments business to EG&G, Inc. for $425 million. Under the terms of the agreement, the Company will receive $275 million in cash and a $150 million one-year note (see Note 11).

Tecan  AG.   On  March 18, 1999, the Company announced  that  it  is
considering various options to dispose of its stake in Tecan. Subject to market conditions, it is currently anticipated that the Company will sell its registered shares, representing 52% of the voting rights and its 14.5% interest in a public offering in Switzerland. The Company has reserved the right to offer its stake in a private sale if the public offering does not occur.

Biometric Imaging, Inc.     During the third quarter of fiscal 1999,
the Company recorded a before-tax gain of $2.6 million on the sale of its entire equity interest in Biometric Imaging.

Millennium Pharmaceuticals, Inc. During the first quarter of fiscal 1998, the Company recorded a before-tax gain of $.8 million in connection with the release of a previously existing contingency on shares of Millennium Pharmaceuticals, Inc. common stock.


NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) on the statements of financial position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and nine month periods ended March 31, 1999 and 1998 is presented in the following table:

(Dollar amounts in millions)          Three months        Nine months
                                         ended               ended
                                       March 31,           March 31,
                                     1999      1998      1999     1998
Net income (loss)                  $ 36.5     $(7.0)    $ 68.5   $ 20.4

Other comprehensive income (loss):
  Foreign currency translation
   adjustment                        (4.7)      1.7         .3      (.7)
  Unrealized gain (loss) on
   investments, net                   2.4       4.3        5.0      1.3
Other comprehensive income (loss)    (2.3)      6.0        5.3       .6
Comprehensive income (loss)        $ 34.2     $(1.0)    $ 73.8   $ 21.0

NOTE 5 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share from continuing operations for the three and nine month periods ended March 31, 1999 and 1998:

(Amounts in thousands               Three months ended    Nine months ended
   except per share amounts)            March 31,             March 31,

                                      1999       1998       1999       1998
Weighted average number of
 common shares used in the
 calculation of basic earnings
 (loss) per share from
 continuing operations               50,508     48,656     49,927     48,342

Common stock equivalents              1,538                 1,245

Shares used in the
 calculation of diluted
 earnings (loss) per share
 from continuing operations          52,046     48,656     51,172     48,342

Income (loss) used in the
 calculation of basic and diluted
 earnings (loss) per share from
 continuing operations             $ 31,288   $(19,277)  $ 67,383   $ (9,164)


Income (loss) per share
 from continuing operations
Basic                              $  .62     $ (0.40)   $  1.35    $  (.19)
Diluted                            $  .60     $ (0.40)   $  1.32    $  (.19)

Options and warrants to purchase 2.9 million shares of the Company's common stock were outstanding for the three month period ended March 31, 1998, and options and warrants to purchase 3.1 million shares of the Company's common stock were outstanding for the nine month period ended March 31, 1998. These options and warrants were not included in the computation of diluted loss per share from continuing operations because their effect was antidilutive. Antidilutive options and warrants outstanding at March 31, 1999 were not material.


NOTE 6 - INVENTORIES

Inventories  are stated at the lower of cost (on a first-in,  first-
out   basis)   or   market.   Inventories  included  the   following
components:

(Dollar amounts in millions)       March 31,    June 30,
millions)                            1999        1998
Raw materials and supplies         $  54.9     $  45.2
Work-in-process                       14.6         7.3
Finished products                    102.6        84.5
Total inventories                  $ 172.1     $ 137.0

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)        Nine months
                                       ended
                                     March 31,
                                   1999     1998
Interest                          $  2.6   $  3.8
Income taxes                      $ 32.1   $ 30.2
Unrealized gains on investments   $  3.6   $  1.3
Dividends declared not paid                $  8.3
Minority interest assumed                  $ 41.3


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

At March 31, 1999 and June 30, 1998, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the table below:

(Dollar amounts in millions)
                                March 31, 1999        June 30, 1998
                               Sale    Purchase     Sale    Purchase
Japanese Yen              $   60.7     $  1.5     $  99.4    $   -
French Francs                  4.4        1.0        16.9        .2
Australian Dollars             4.9                    7.5
German Marks                  16.9        8.0        17.2
Italian Lira                  12.1        1.0        21.4        .8
British Pounds                13.8       10.9        27.0      12.6
Swiss Francs                   4.0        7.5         8.2       4.0
Swedish Krona                  5.8                    6.1
Danish Krona                   5.8         .1         5.3
Other                         25.6        5.1        21.5        .2
Total                      $ 154.0     $ 35.1       230.5    $ 17.8

NOTE 9 - RESTRUCTURING AND OTHER MERGER COSTS

Fiscal 1998. During the third quarter of fiscal 1998, the Company recorded a $48.1 million before-tax charge for restructuring and other merger costs to integrate PerSeptive into the Company following the acquisition. The objectives of this plan are to lower PerSeptive's cost structure by reducing excess manufacturing capacity, achieve broader worldwide distribution of PerSeptive's products, and combine sales, marketing, and administrative functions. This charge included: $33.9 million for restructuring the combined operations; $8.6 million for transaction costs; and $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines. Additional non-recurring acquisition costs of $1.5 million for training, relocation, and communication were recognized as period expenses in the third and fourth quarters of fiscal 1998, and classified as other merger-related costs. During fiscal 1999, the Company recorded $3.6 million of additional merger-related costs as part of this plan. The Company expects to incur approximately $1.0 million to $3.0 million of additional merger-related costs for training, relocation, and communication in the fourth quarter of fiscal 1999.

The $33.9 million restructuring charge includes $13.8 million for severance related costs and workforce reductions of approximately 170 employees, consisting of 114 employees in production labor and 56 employees in sales and administrative support. The remaining $20.1 million represents facility consolidation and asset related write-offs and includes: $11.7 million for contract and lease terminations and facility related expenses in connection with the reduction of excess manufacturing capacity; $3.2 million for dealer termination payments, sales office consolidations, and consolidation of sales and administrative support functions; and $5.2 million for the write-off of certain tangible and intangible assets and the termination of certain contractual obligations. These restructuring actions are expected to be substantially completed by the end of fiscal 1999. Transaction costs of $8.6 million include acquisition-related investment banking and professional fees. As of March 31, 1999, approximately 129 employees were separated under the plan.

The following table details the major components of the fiscal 1998 restructuring plan:
                                                       Facility
                                                  Consolidation
                                                      and Asset
                                                        Related
(Dollar amounts in millions)            Personnel    Write-offs    Total
Provision
Reduction of excess
  European manufacturing capacity          $  5.1        $ 11.7   $ 16.8
Consolidation of sales
   and administrative support                 8.7           3.2     11.9
Other acquisition costs                                     5.2      5.2
Total provision                            $ 13.8        $ 20.1   $ 33.9

Fiscal 1998 activity
Reduction of excess
  European manufacturing capacity          $    -        $   .4   $   .4
Consolidation of sales
  and administrative support                   .3           1.2      1.5
Other acquisition costs                                     5.1      5.1
Total fiscal 1998 activity                 $   .3        $  6.7   $  7.0

Fiscal 1999 activity
Reduction of excess
  European manufacturing capacity          $   .1        $  6.2   $  6.3
Consolidation of sales
  and administrative support                  2.9           1.0      3.9
Other acquisition costs
Total fiscal 1999 activity                 $  3.0        $  7.2   $ 10.2

Balance at March 31, 1999
Reduction of excess
  European manufacturing capacity          $  5.0        $ 5.1    $ 10.1
Consolidation of sales
  and administrative support                  5.5          1.0       6.5
Other acquisition costs                                     .1        .1
Balance at March 31, 1999                  $ 10.5        $ 6.2    $ 16.7


NOTE 10 - GOODWILL

At March 31, 1999 and June 30, 1998, other long-term assets included goodwill, net of accumulated amortization, of $67.1 million and $69.8 million, respectively. Accumulated amortization of goodwill was $9.8 million and $6.1 million at March 31, 1999 and June 30, 1998, respectively.

NOTE 11 - DISCONTINUED OPERATIONS

On March 8, 1999, the Company announced that it had entered into a definitive agreement to sell its Analytical Instruments business to EG&G, Inc. for $425 million. Under the terms of the agreement, the Company will receive $275 million in cash and a $150 million one-year note.

The Company's Board of Directors has approved the transaction. Its completion is subject to regulatory approval and other normal closing conditions. The sale is expected to be completed in the fourth quarter of fiscal 1999.

Accordingly, the results of this business have been reclassified from amounts previously reported and are stated separately in the condensed consolidated financial statements as discontinued operations pending final disposition. The Company expects to recognize a gain on disposal. Summary results for the business were as follows:

(Dollar amounts in millions)                 For the Nine
                                             Months Ended
                                              March 31,
                                           1999       1998
Net revenues                             $ 409.5   $ 422.7
Costs and expenses                         404.7     383.3
Provision for income taxes                   3.7       9.8
Income from discontinued operations      $   1.1   $  29.6

The components of net assets of discontinued operations included in the Condensed Consolidated Statements of Financial Position are as follows:

(Dollar amounts in millions)                 At           At
                                          March 31,    June 30,
                                            1999         1998
Current assets:
Accounts receivable, net                  $  158.7     $ 145.9
Inventories                                  103.7       103.0
Prepaid expenses and other current assets     43.2        35.2
Current liabilities:
Accounts payable                              43.6        45.7
Accrued expenses                              96.9        98.4
Current net assets                           165.1       140.0

Long-term assets:
Property, plant and equipment, net           106.1        95.1
Other long-term assets                        41.2        37.7
Long-term liabilities:
Other long-term liabilities                   57.5        55.1
Long-term net assets                          89.8        77.7

Net assets                                $  254.9     $ 217.7

The cash flow used by discontinued operations was as follows:

(Dollar amounts in millions)               For the Nine Months
                                                  Ended
                                                March 31,
                                              1999         1998
Income from discontinued operations        $   1.1       $  29.6
Adjustments to reconcile income from
 discontinued operations to net cash
 used by operating activities from
 discontinued operations:
  Depreciation and amortization               15.5         13.2
  Long-term compensations programs              .9           .8
  Deferred income taxes                        (.9)          .3
Net change in assets and liabilities         (25.7)       (50.4)
Net cash used by operating activities
 from discontinued operations                 (9.1)        (6.5)
Net cash used by investing activities
 from discontinued operations                (24.1)       (29.4)
Net cash used by discontinued
 operations before effect of exchange        (33.2)       (35.9)
 rate changes on cash
Effect of exchange rate changes on cash      (2.9)          2.4
Cash flow used by discontinued operations  $(36.1)       $(33.5)

Fiscal 1997. During the fourth quarter of fiscal 1997, the Company announced a follow-on phase to the Analytical Instrument Division's profit improvement program begun by the Company in fiscal 1996. The restructuring cost for this action was $24.2 million before-tax and included $19.4 million for costs focused on further improving the operating efficiency of manufacturing facilities in the United States, Germany, and the United Kingdom. These actions were designed to help transition the Analytical Instruments Division from a highly vertical manufacturing operation to one that relies more on outsourcing functions not considered core competencies. The restructuring charge also included $4.8 million to finalize the consolidation of sales and administrative support, primarily in Europe, where 17 facilities were closed.

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

The following table details the major components of the fiscal 1997 restructuring provision:
                                                      Facility
                                                 Consolidation
                                                     and Asset
                                                       Related
(Dollar amounts in millions)            Personnel   Write-offs     Total

Provision
Changes in manufacturing operations       $   9.6      $   9.8   $  19.4
Consolidation of sales and
 administrative support                       2.3          2.5       4.8
Total provision                           $  11.9      $  12.3   $  24.2

Fiscal 1997 activity
Changes in manufacturing operations       $    .1      $   4.6   $   4.7
Consolidation of sales and
 administrative support
Total fiscal 1997 activity                $    .1      $   4.6   $   4.7

Fiscal 1998 activity
Changes in manufacturing operations       $   7.8      $   4.9   $  12.7
Consolidation of sales and
 administrative support                       1.3          1.1       2.4
Total fiscal 1998 activity                $   9.1      $   6.0   $  15.1

Fiscal 1999 activity
Changes in manufacturing operations       $   1.7      $    .3   $   2.0
Consolidation of sales and
 administrative support                       1.0          1.4       2.4
Total fiscal 1999 activity                $   2.7      $   1.7   $   4.4

Balance at March 31, 1999
Changes in manufacturing operations       $    -       $     -   $     -
Consolidation of sales and
 administrative support                        -             -         -
Balance at March 31, 1999                 $    -       $     -   $     -

NOTE 12 - SUBSEQUENT EVENT

On April 27, 1999, the Company's shareholders voted in favor of a recapitalization proposal to create two new classes of common stock. The proposal also resulted in The Perkin-Elmer Corporation becoming a wholly-owned subsidiary of PE Corporation, a new Delaware corporation formed by The Perkin-Elmer Corporation to effect the recapitalization. The recapitalization was effective as of the close of business on May 5, 1999 when PE Corporation issued separate securities to track the performance of its PE Biosystems Group and Celera Genomics Group businesses. Pro forma financial results for the three and nine months ended March 31, 1999 and March 31, 1998 were as follows:

(Dollar amounts in millions   Three months ended    Nine months ended
   except per share amounts)      March 31,             March 31,
                               1999       1998       1999       1998
Net revenues
  PE Biosystems Group        $ 329.3    $ 247.5    $ 876.7    $ 656.9
  Celera Genomics Group          1.8        1.2        7.4        3.1
  Eliminations                  (5.3)                (15.0)
Total                        $ 325.8    $ 248.7    $ 869.1    $ 660.0

Income (loss) from
continuing operations
  PE Biosystems Group        $  46.3    $ (17.0)   $  95.4    $  (4.6)
  Celera Genomics Group        (12.7)      (2.3)     (25.0)      (4.6)
  Eliminations                  (2.3)                 (3.0)
Total                        $  31.3    $ (19.3)   $  67.4    $  (9.2)

Pro forma basic earnings
(loss) per share
  from continuing operations
  PE Biosystems Group        $   .92    $  (.35)   $  1.91    $  (.09)
  Celera Genomics Group      $  (.50)   $  (.10)   $ (1.00)   $  (.19)

Pro forma diluted earnings
(loss) per share
  from continuing operations
  PE Biosystems Group        $   .89    $  (.35)   $  1.86    $  (.09)
  Celera Genomics Group      $  (.50)   $  (.10)   $ (1.00)   $  (.19)

PE Biosystems Group results for the three and nine month periods ended March 31, 1999 included non-recurring before-tax targeted
stock-related   expenses   of   $.8  million   and   $1.4   million,
respectively, and before-tax merger-related costs of $1.6 million and
$3.6 million, respectively.   The three and nine month periods ended
March 31, 1998 included $47.0 million of before-tax merger-related costs in connection with the acquisition of PerSeptive Biosystems,
Inc.  The  nine  month  period ended March 31, 1998  also   included
$28.9 million of acquired research and development associated with the acquisition of Molecular Informatics, Inc.

Celera Genomics Group results for the three and nine month periods ended March 31, 1999 included non-recurring before-tax targeted stock-related expenses of $.8 million and $1.3 million, respectively.

                           PE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS

          MANAGEMENT'S DISCUSSION OF CONTINUING OPERATIONS

You should read this discussion with our condensed consolidated financial statements and related notes included on pages 1-14 of this report and "Management's Discussion and Analysis" appearing in PE Corporation's (the Company's) Annual Report on Form 10K/A for the fiscal year ended June 30, 1998. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations we refer to the impact on our reported results of the movement in foreign currency exchange rates from one reporting period to another as "foreign currency translation."

DISCONTINUED OPERATIONS

On January 21, 1999, we announced a plan to sell our Analytical Instruments business. On March 8, 1999, we announced an agreement for the sale of this business to EG&G, Inc. for $425 million. Under the terms of the agreement, we will receive $275 million in cash and a $150 million one-year note. We expect the sale to close in the fourth quarter of fiscal 1999, subject to regulatory approval and other normal closing conditions. Amounts previously reported for Analytical Instruments have been reclassified and stated as discontinued operations. See Note 11 to the condensed consolidated financial statements.

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

Merger Costs. We incurred merger-related period costs of $1.6 million in the third quarter of fiscal 1999 and $3.6 million in the first nine months of fiscal 1999 in connection with the integration of PerSeptive into our company. In the third quarter of fiscal 1998, we recorded before-tax charges of $47.0 million, or $.85 per diluted share after-tax, to integrate PerSeptive into our company. The charge included $4.1 million of inventory-related write-offs, recorded in cost of sales, associated with the rationalization of certain product lines. See Note 9 to the condensed consolidated financial statements.

Other Special Charges. For the three and nine months ended March 31, 1999, we recorded non-recurring before-tax expenses of $1.6 million, or $.02 per diluted share after-tax, and $2.7 million, or

$.04 per diluted share after-tax, respectively, in connection with the recapitalization of our company. See Note 9 to the condensed consolidated financial statements.

Acquired Research and Development. In the second quarter of fiscal 1998, we recorded $28.9 million, or $.57 per diluted share after-tax, of the Molecular Informatics acquisition cost as in-process research and development.

Gain on Investments. During the third quarter of fiscal 1999, we recorded a before-tax gain of $2.6 million, or $.03 per diluted share after-tax, on the sale of our entire equity interest in Biometric Imaging. We recorded a before-tax gain of $.8 million, or $.02 per diluted share after-tax, in the first quarter of fiscal 1998 related to the release of contingencies on a minority equity investment.


     RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED
             MARCH 31, 1999 COMPARED WITH MARCH 31, 1998

We reported income from continuing operations of $31.3 million, or $.60 per diluted share, for the third quarter of fiscal 1999 compared with a loss from continuing operations of $19.3 million, or $.40 per diluted share, for the third quarter of fiscal 1998.
Excluding merger-related costs and other special charges of $3.2 million incurred in the third quarter of fiscal 1999 and before-tax merger-related costs of $47.0 million recorded in the third quarter of fiscal 1998, income from continuing operations for the quarter increased 24.6% compared with the prior year.

Net  revenues  were $325.8 million for the third quarter  of  fiscal
1999 compared with $248.7 million for the third quarter of fiscal 1998, an increase of 31%. Excluding the results of Tecan, revenues increased 34.7%.

Net  revenues  for  PE  Biosystems, excluding  Tecan,  increased 37%
to $305.9 million, compared with $223.3 million in the third quarter of the prior year. For the quarter, revenues from sales of ABI PRISMT 3700 DNA Analyzers to Celera Genomics were $3.5 million. Currency translation increased this quarter's revenues by less than 2%. Geographically, excluding Tecan, PE Biosystems reported revenue growth of 36% in the United States, 45% in Japan, and 32% in Europe, compared with the prior year. During the third quarter, PE Biosystems also began commercial shipments of the 3700 DNA Analyzer, which was introduced in the first quarter.

PE Biosystems' backlog for the third quarter was $207 million, up nearly 150% compared with last year. Orders were particularly strong for genetic analysis and sequence detection systems as well as mass spectrometry products.PE Biosystems has received nearly 700 orders for the 3700 DNA Analyzer, making this system one of the most successful new product introductions in our history. Excluding orders from Celera Genomics, PE Biosystems has received nearly 470 orders for the 3700 DNA Analyzer. Genetic analysis system orders rose 52%, while orders for sequence detection systems increased 92%. Orders for reagents supporting genetic analysis systems increased more than 40%, led by accelerating sales of the Big Dye Terminator
(TM) products. Total mass spectrometry orders rose 69%. Liquid chromatography/mass spectrometry orders rose 96%, and those for Electrospray Time of Flight mass spectrometry products increased more than 250%.

Gross margin as a percentage of net revenues was 53.7% in the third quarter of fiscal 1999 compared with 52.7% in the third quarter of fiscal 1998. The fiscal 1998 gross margin included $4.1 million of inventory-related write-offs associated with the rationalization of certain product lines in connection with the acquisition of PerSeptive.

Selling, general and administrative expenses were $89.8 million in the third quarter of fiscal 1999 compared with $71.2 million in the third quarter of fiscal 1998. The 26.1% increase in expenses, or 18.1% excluding Tecan, was due to higher planned expenses for our PE Biosystems business and expenses associated with establishing facilities and staff for Celera Genomics. As a percentage of net revenues, SG&A expenses declined to 28% in the third quarter compared with 29% in the third quarter of fiscal 1998.

Research, development and engineering expenses were $45.4 million in the third quarter of fiscal 1999 compared with $28.5 million in the third quarter of fiscal 1998. The 59.3% increase, or 47.4% excluding Tecan, included a $10.4 million increase in Celera Genomics' R&D expenses compared with the prior year. This increase was primarily associated with continued establishment of the infrastructure for core sequencing operations and information systems. As a percentage of net revenues, our R&D expenses increased to 13.9% compared with 11.5% for the prior year.

We incurred merger-related costs of $1.6 million in the third quarter of fiscal 1999 for training, relocation, and communication costs in connection with the integration of PerSeptive. See Note 9 to the condensed consolidated financial statements. We expect to incur additional merger-related period costs of approximately $1.0 million to $3.0 million in the fourth quarter of fiscal 1999. In the third quarter of fiscal 1999, we also incurred $1.6 million of non-recurring before-tax charges associated with the recapitalization of our company. We expect to incur additional costs of approximately $5.0 million to $7.0 million in the fourth quarter of fiscal 1999 as a result of the recapitalization.

Operating income increased to $36.7 million for the third quarter of fiscal 1999 compared with an operating loss of $11.4 million for the prior year. On a comparable basis, excluding merger-related costs and other special charges of $3.2 million in fiscal 1999 and $47.0 million in fiscal 1998, operating income increased 12% compared with the prior year.

Operating income for PE Biosystems increased 43% compared with the prior year excluding merger-related and other special charges and including operating income derived from revenues of $3.5 million from sales to Celera Genomics. PE Biosystems' operating profit margins rose to 21 percent of revenues, from 20 percent in last year's third quarter, as we continued to successfully integrate businesses acquired last year. Excluding special items and Tecan, PE Biosystems' operating profits grew 50% compared with the prior year. The effects of currency translation contributed approximately 3% to the increase in PE Biosystems' operating income.

The PE Biosystems increase in operating income was partially offset by operating losses associated with Celera Genomics, as we continued our efforts to establish operations for Celera Genomics during the third quarter of fiscal 1999. Excluding targeted-stock related expenses, Celera Genomics incurred a third quarter operating loss of $17.0 million compared with a loss of $3.4 million for the third quarter of fiscal 1998.

During the third quarter of fiscal 1999, we recorded a gain on investment of $2.6 million on the sale of our entire equity interest in Biometric Imaging.

Interest expense was $.5 million for the third quarter of fiscal 1999 compared with $1.2 million for the prior year. This decrease was primarily due to the refinancing of PerSeptive's 8 1/4% Convertible
Subordinated  Notes  and  lower average  interest  rates.   Interest
income was $.5 million for the third quarter of fiscal 1999 compared with $1.2 million for the prior year, primarily because of lower cash balances, as well as lower interest rates.

Our effective income tax rate on continuing operations was 17% for the third quarter of fiscal 1999. Excluding Tecan, the effective income tax rate was 15% in the third quarter of fiscal 1999. Our effective income tax rate was 24% in the third quarter of fiscal 1998 excluding Tecan and special items. In fiscal 1999, our effective tax rate was favorably affected by reduced income in the United States resulting from the operating losses at Celera Genomics.

We recognized minority interest expense of $1.3 million in the third quarter of fiscal 1999 relating to our 14.5% interest in Tecan.


     RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED
             MARCH 31, 1999 COMPARED WITH MARCH 31, 1998

We reported income from continuing operations of $67.4 million, or $1.32 per diluted share, for the first nine months of fiscal 1999 compared with a loss from continuing operations of $9.2 million, or $.19 per diluted share, for the first nine months of fiscal 1998.
Excluding before-tax merger-related costs and before-tax other special charges of $6.3 million incurred in fiscal 1999, $47.0 million of merger-related costs in fiscal 1998, and $28.9 million of acquired research and development costs recorded in fiscal 1998, income for the first nine months of fiscal 1999 increased 8.8% compared with the prior year.

Net revenues were $869.1 million for the first nine months of fiscal 1999 compared with $660.0 million for the first nine months of fiscal 1998, an increase of 31.7%. Excluding the results of Tecan, which were not included in the first nine months of the prior year, revenues increased 24% when compared with the prior year.

Geographically, excluding Tecan, PE Biosystems reported revenue growth in all regions. Revenues increased 27% in the United States, 22% in Europe, 21% in the Far East, and 17% in Latin America and
other  markets,  compared  with  the  prior  year.   Demand  for  PE
Biosystems' new ABI PRISMT (TM) 3700 DNA Analyzer, which began shipping
in  the second  quarter of fiscal 1999, was strong.   Shipments  for
PE Biosystems' sequence detection systems and LC/MS products also contributed to the growth.

Gross margin as a percentage of net revenues was 54.5% for the first nine months of fiscal 1999 compared with 53.4% for the first nine months of fiscal 1998. The fiscal 1998 gross margin included $4.1 million of inventory-related write-offs associated with the rationalization of certain product lines in connection with the acquisition of PerSeptive. This higher gross margin was primarily the result of a change in product mix for PE Biosystems which reported higher unit sales of reagents to support genetic analysis systems and increased royalty revenues. Continued growth in instrument sales of PE Biosystems' higher margin genetic analysis product offerings, successful integration of acquired businesses, and increased Celera Genomics contract licensing revenues also contributed to the growth.

SG&A expenses were $253.0 million in the first nine months of fiscal 1999 compared with $198.4 million in fiscal 1998. Excluding Tecan, SG&A expenses increased 18% in the first nine months of fiscal 1999 compared with the prior year. This increase was primarily due to higher planned expenses for PE Biosystems and expenses associated with establishing facilities and staff for Celera Genomics. As a percentage of net revenues, SG&A expenses were 29% for fiscal 1999 compared with 30% for the prior year.

R&D expenses increased $44.7 million, or 58.9%, to $120.6 million compared with $75.9 million in the prior year. Excluding Tecan, R&D expenses increased 47.4% compared with the prior year. PE Biosystems' R&D expenses totaled $99.5 million, an increase of 38% over last year in support of new product launches and to accelerate product development. Celera Genomics' R&D investments associated with establishing the infrastructure for core sequencing operations and information systems contributed to the increase in R&D expense. As a percentage of net revenues, R&D expenses were 13.9% compared with 11.5% for the prior year.

We incurred merger-related costs of $3.6 million in the first nine months of fiscal 1999 for training, relocation, and communication costs in connection with the integration of PerSeptive. See Note 9 to the condensed consolidated financial statements. We expect to incur additional merger-related period costs of approximately $1.0 million to $3.0 million in the fourth quarter of fiscal 1999. The first nine months of fiscal 1999 also included $2.7 million of non-recurring charges associated with the recapitalization of our company. We expect to incur additional costs of approximately $5.0 million to $7.0 million in the fourth quarter of fiscal 1999 as a result of the recapitalization.

Operating income increased to $93.5 million for the third quarter of
fiscal  1999 compared with $6.3 million for the prior  year.   On  a
comparable basis, excluding the results of Tecan and special items in both years, operating income increased 11% compared with the prior year. The effects of currency translation contributed less than 1 % to the increase in operating income for the nine months ended March 31, 1999.

Operating  income  for  PE  Biosystems, including  operating  income derived from revenues of $15.1 million from sales to Celera Genomics, increased to $170.5 million compared with $40.5 million in the prior year. On a comparable basis, excluding Tecan and special items in both years, PE Biosystems' operating income increased 39.8% in the first nine months of fiscal 1999 compared with the prior year. PE Biosystems benefited from higher gross margins and lower SG&A expenses as a percentage of net revenues. The PE Biosystems'
increase was partially offset by operating losses at Celera Genomics. Celera Genomics incurred $34.1 million of operating losses for the first nine months of fiscal 1999 compared with an operating loss of $6.7 million in the prior year.

During  the   third  quarter  of fiscal 1999, we recorded a gain on
investment gain of $2.6 million on the sale of our entire equity interest in Biometric Imaging.

Interest expense was $2.6 million for the first nine months of fiscal 1999 compared with $3.9 million for the prior year. This decrease was primarily due to the refinancing of PerSeptive's 8 1/4% Convertible Subordinated Notes and lower average interest rates. Interest income was $1.2 million for the first nine months of fiscal 1999 compared with $5.1 million for the prior year, primarily because of lower average cash balances.

Other expense, net in fiscal 1999 was $.3 million, compared with other income, net of $1.1 million for the prior year. Other expense, net, included the revaluation of foreign exchange contracts which was offset by other income related to a legal settlement. The other income, net for fiscal 1998 resulted from a gain on the sale of certain non-operating assets.

Our effective income tax rate on continuing operations was 19% for the first nine months of fiscal 1999. Excluding Tecan and special items, our effective income tax rate on continuing operations was 22% for the first nine months of fiscal 1999. Excluding Tecan and special items in fiscal 1998, our effective income tax rate on continuing operations was 23% for the first nine months of fiscal 1998. The fiscal 1999 tax rate was favorably affected by reduced income in the United States resulting from the operating losses at Celera Genomics.

We recognized minority interest expense of $9.5 million in the first nine months of fiscal 1999 relating to our 14.5% interest in Tecan.


MARKET RISK

We operate internationally, with manufacturing and distribution facilities in various countries throughout the world. For the nine months ended March 31, 1999, we derived approximately 52% of our revenues from countries outside of the United States. Our results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

As more fully described in Note 8 to the condensed consolidated financial statements and our Annual Report on Form 10K/A for the fiscal year ended June 30, 1998, our risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivatives. We do not use derivative financial instruments for trading or other speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of March 31, 1999. Assuming a hypothetical adverse change of 10% in March 31, 1999 exchange rates (i.e., a weakening of the U.S. dollar), we calculated a hypothetical gain of $2.0 million in future cash flows by comparing the difference between the change in market value of both the foreign currency contracts outstanding and the underlying exposures being hedged. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, we executed an interest rate swap in conjunction with a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, we pay a fixed rate of interest at 2.1% and receive a floating LIBOR interest rate.

At March 31, 1999, the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion, which was $31.5 million at March 31, 1999. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related
cash payments because the floating rate  debt  and   fixed rate swap
contract have the same maturity and are based on the same rate index.

FINANCIAL RESOURCES AND LIQUIDITY

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $81.4 million at March 31, 1999 compared with $82.9 million at June 30, 1998 as a result of an increase in loans payable to fund current operating requirements. Total debt was $82.0 million at March 31, 1999 compared with $45.8 million at June 30, 1998. The increase in debt included $12.6 million of foreign currency translation. Working capital was $349.2 million at March 31, 1999 compared with $288.0 million at June 30, 1998. Debt to total capitalization increased to 11% at March 31, 1999 from 8% at June 30, 1998.

Accounts receivable and inventory balances increased by $62.9 million and $35.0 million from June 30, 1998 to March 31, 1999, respectively, reflecting the growth in PE Biosystems' revenues and orders.

Other accrued expenses increased $38.1 million to $160.6 million at March 31, 1999 from $122.5 million at June 30, 1998 as a result of higher warranty and installation accruals, reflecting the increase in volume, an increase in deferred revenues and benefit accruals, and increased production and operating requirements.

We recognized minority interest expense of $52.5 million at March 31, 1999 and $43.8 million at June 30, 1998 relating to our 14.5% interest in Tecan.

Condensed Consolidated Statements of Cash Flows. Net cash provided by operating activities from continuing operations was $38.1 million for the first nine months of fiscal 1999 compared with $30.5 million for the first nine months of fiscal 1998. Higher operating income, accounts receivable, and inventory balances in support of the increased volume were offset by higher accrued liabilities.

Net cash used by investing activities from continuing operations was $58.9 million for the first nine months of fiscal 1999 compared with $124.9 million for the first nine months of fiscal 1998. In fiscal 1999, we generated $20.9 million in net cash proceeds from the sale of certain non-operating assets, compared with $16.2 million in the prior year from the sale of certain non-operating assets and the collection of a note receivable. Capital expenditures for our company totaled $79.3 million. Fiscal 1999 capital expenditures included $41.7 million for PE Biosystems, which included $9.2 million related to improvement of our information technology infrastructure, $20.1 million for Celera Genomics, and $17.5 million for the acquisition of a corporate airplane. For the first nine months of fiscal 1998, capital expenditures were $47.6 million, primarily related to improvement of our information technology infrastructure, and $94.5 million related to various investments and collaborations, primarily Tecan and Molecular Informatics.

Net cash provided by financing activities was $58.6 million in the first nine months of fiscal 1999 compared with $.2 million in the prior period. In the first nine months of fiscal 1999, we received $54.7 million in proceeds from employee stock option plan exercises compared with $25.6 million in fiscal 1998. Loans payable and debt increased $29.4 million in the first nine months of fiscal 1999 to fund our current operating requirements.


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

With respect to our current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. Significant progress has been made in each of these three phases and we expect our product offerings to be Year 2000 compliant by December 31, 1999. A substantial portion of PE Biosystems' current product offerings is Year 2000 compliant. All of Celera Genomics current product offerings are Year 2000 compliant.

The program also addresses the Year 2000 compliance efforts of our significant suppliers, vendors, and third-party interface systems. As part of this analysis, we identified and prioritized these suppliers, vendors, and third parties and have sought written assurances from them that they will be Year 2000 compliant. There can be no assurance that the systems of other companies with which we deal, or on which our systems rely, will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on our company. We have not fully determined the extent to which our interface systems may be impacted by third parties' systems which may not be Year 2000 compliant but are addressing this issue in our contingency plans noted below.

As of April 1999, we were over 75 percent complete in accomplishing the objectives established in our program. Our preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This estimate of total cost includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of our information systems, production, and facilities equipment. The redirection of spending to implement Year 2000 compliance plans may in some instances delay productivity improvements.

We have also engaged a consulting firm to provide periodic assessments of our Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, we have created a Year 2000 business continuity planning team which has developed, and will continue to develop, business contingency plans to address any issues that may not be corrected by implementation of our Year 2000 compliance plan in a timely manner. Contingency plans include identification of systems and third party risks, an analysis of strategies and available resources to restore operations, and a recovery program that identifies participants, processes, and significant equipment. If we are not successful in implementing our Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing required changes, the Year 2000 problem could have a material effect on our consolidated results of operations and financial condition.

At this stage of the process, we believe that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case Year 2000 scenario would be the failure of significant suppliers and vendors to have corrected their own Year 2000 issues which could cause disruption of our operations and have a material adverse effect on our financial condition. The impact of such disruption cannot be estimated at this time. In the event we believe that any of our significant suppliers or vendors is unlikely to be able to resolve its own Year 2000 issues, our contingency plans include seeking additional sources of supply.

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

The FASB issued the following Statements of Financial Accounting Standards, which will become effective for our fiscal 1999 annual financial statements: SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans; and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements. The adoption of these new accounting standards may require additional disclosures but should not have a material effect, if any, on our consolidated financial statements.

OUTLOOK

On April 27, 1999, the Company's shareholders voted in favor of a recapitalization proposal to create two new classes of common stock. The proposal also resulted in The Perkin-Elmer Corporation becoming a wholly-owned subsidiary of PE Corporation, a new Delaware corporation formed by The Perkin-Elmer Corporation to effect the recapitalization. The recapitalization was effective as of the close of business on May 5, 1999 when PE Corporation issued separate securities to track the performance of our PE Biosystems Group and Celera Genomics Group businesses. We believe this targeted stock structure will provide a number of advantages including: allowing each business autonomy while capitalizing on the synergies of its sister business; accommodating investor interests by creating an equity that closely monitors the performance of a focused business; providing an efficient acquisition currency; and maintaining the financial benefits of a single organization such as tax consolidation and credit availability.

PE Biosystems is expected to continue to grow and maintain profitability for the remainder of fiscal 1999 on the strength of robust demand for its existing products and several new products. Since the introduction of the ABI PRISM (TM) 3700 DNA Analyzer, PE Biosystems has received more than 700 orders for the 3700 DNA Analyzer, including the 230 ordered by Celera Genomics, making it one of the most successful new product launches in our Company's history. Orders for genetic analysis systems and reagents, sequence detection systems, and mass spectroscopy products continue to be strong and we believe strength in these areas will allow us to achieve our goals for the fourth quarter of fiscal 1999.

We are on schedule in establishing operations at Celera Genomics. Celera Genomics employed approximately 300 employees as of March 31, 1999, and its laboratories, data center, and related facilities are nearing completion. Celera Genomics has begun work on sequencing the Drosophila melanogaster genome. PE AgGen, a part of Celera, formed a three-year agreement with RhoBio S.A., a joint venture between Rhone Poulenc Agro and Biogemma, to use expression studies to discover genes related to traits of importance in maize. Working with Compaq Computer Corporation, Celera Genomics is establishing a supercomputing center that will be one of the largest in the world. Celera entered into five-year subscription agreements with three early access customers, Amgen, Inc., Pharmacia & Upjohn, Inc., and Novartis Pharma.

On March 8, 1999, we entered into a definitive agreement to sell our Analytical Instruments business to EG&G, Inc. The Company's Board of Directors has approved the transaction, and its completion is subject to regulatory approval and other normal closing conditions. The sale is expected to be completed during the fourth quarter of fiscal 1999.

We remain concerned about adverse currency effects because approximately 52% of our revenues were derived from regions outside the United States for the nine months ended March 31, 1999. Recently, the U.S. dollar has weakened, which should moderate the effects of currency translation for fiscal 1999.

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

FACTORS RELATING TO PE BIOSYSTEMS

Rapidly changing technology in life sciences could make PE Biosystems' product line obsolete unless it continue to improve existing products and develop new products. A significant portion of the net revenues for PE Biosystems each year are derived from products that did not exist in the prior year. PE Biosystems' future success will depend on  its ability  to continually improve its current products and  to
develop and  introduce, on a timely and cost-effective basis,    new
products that  address  the  evolving  needs  of its customers.   PE
Biosystems' products are based on complex technology which is subject to rapid change as new technologies are developed and introduced
in  the marketplace.  Unanticipated  difficulties   or   delays   in
replacing existing products with new products could adversely affect
PE Biosystems' future operating results.

Significant portion of sales depend on customers' capital spending policies and government funding which may be subject to significant and unexpected decreases. A significant portion of PE Biosystems' instrument products are capital purchases for its customers. PE Biosystems' customers include pharmaceutical, environmental, research and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for PE Biosystems' products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for PE Biosystems' products.

In addition, a substantial portion of PE Biosystems' sales are to customers at universities or research laboratories whose funding is dependent on both the level and timing of funding from government sources. As a result, the timing and amount of revenues from these
sources   may  vary  significantly  due
to factors that can be  difficult to forecast.   Although   research
funding has increased during the past several  years, grants   have,
in    the   past,  been  frozen for extended   periods or  otherwise
become unavailable to various institutions, sometimes without advance notice. Budgetary pressures, particularly in the United States and
Japan, may result in reduced allocations   to  government   agencies
that   fund  research  and development   activities. If   government
funding   necessary to purchase  PE   Biosystems'  products  were to
become unavailable to researchers for any extended period of time or if overall research funding were to decrease, the business of PE Biosystems could be adversely affected.

Due   to  rapidly-developing technology and lack of legal precedents,
PE   Biosystems'  products  could  be  subject  to claims  for patent infringement. PE Biosystems' products are based on complex, rapidly-developing technologies. These products could be developed without knowledge of previously filed but unpublished patent applications that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent
claims in these technologies.   PE  Biosystems could be made a party
to litigation regarding intellectual property matters in the future. PE Biosystems has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or
future technologies,   and  we cannot  assure you that PE Biosystems
will  be able   to   obtain  these   licenses  or  other  rights  on
commercially reasonable terms.

Since PE Biosystems' business is dependent on foreign sales, fluctuating currencies will make our revenues and operating results more volatile. Approximately 52% of PE Biosystems' net revenues during the nine months ended March 31, 1999 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. As a result, PE Biosystems' reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond PE Biosystems' control.

Integrating acquired technologies may be costly and may not result in technological advances. The future growth of PE Biosystems depends in part on its ability to acquire complementary technologies through acquisitions and investments. Since January 1, 1996, PE Biosystems has acquired a number of companies, including PerSeptive Biosystems, Inc., Molecular Informatics, Inc., and Tropix, Inc., and made investments in others. The consolidation of employees, operations, and marketing and distribution methods presents significant managerial challenges. For example, PE Biosystems may encounter operational difficulties in the integration of manufacturing or other facilities. In addition, technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all.

Failure of PE Biosystems' Year 2000 compliance plan or failure of the compliance plans of PE Biosystems' limited source suppliers could
materially disrupt the sales of affected products.   In fiscal 1997,
we initiated a  world-wide program  to assess the expected impact of
the Year 2000 date  recognition   problem  on our existing  computer
systems;  non-information technology systems, including embedded and
process-control   systems;  product  offerings;  and     significant
suppliers. Portions of this program are not expected to be completed until December 31, 1999. If we are not successful in implementing our Year 2000 compliance plan, or if our limited source suppliers are not successful in implementing compliance plans, the Year 2000 problem could materially disrupt PE Biosystems' sales of affected products.

Earthquakes could disrupt operations in California. A significant portion of PE Biosystems' operations is located near major California earthquake faults. The ultimate impact of earthquakes on PE Biosystems, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.


FACTORS RELATING TO CELERA GENOMICS

Celera Genomics may not achieve profitability. Celera Genomics has earned small amounts of revenues to date and expects that it will continue to incur net operating losses at least through 2001. As a new business, Celera Genomics faces significant challenges in simultaneously launching and integrating its operations, pursuing key scientific goals, and attracting customers for its information products and services. Celera Genomics has a small number of customers, the revenues from which will offset only a small portion of its expenses. In order to meet its business plan, Celera Genomics will require additional customers in the next few years. In addition, even if Celera Genomics is able to enter into contracts with additional customers, those contracts may be subject to milestones that may not be achieved. As a result, there is a high degree of uncertainty that Celera Genomics will be able to achieve profitable operations.

Celera   Genomics'  business  plan  is  unique  and   untested.   No
organization has ever attempted to combine in one business organization all of Celera Genomics' businesses. The creation of a genomics database targeted at a wide variety of customers, from pharmaceutical companies to university researchers, has a number of risks, including pricing and volume issues, technology and access concerns, computer security, pursuit of key scientific goals, and protection of intellectual property. As a result, the creation of a business that includes all of Celera Genomics' businesses has unique risks.

Shotgun sequencing strategy has not yet been tested on the scale and complexity of the human genome. Some genomic scientists have criticized Celera Genomics' sequencing strategy, known as "whole genome shotgun sequencing," as having limitations when applied on a large scale in sequencing the human genome. Others have stated that the human genome cannot be sequenced using whole genome shotgun sequencing. Although scientists at The Institute for Genomic Research have used the whole genome shotgun strategy to sequence the genomes of other organisms, the strategy has not been used to sequence a genome with the size and complexity of the human genome. Failure to sequence or assemble the human genome in a timely manner may have a material adverse effect on Celera Genomics' ability to satisfy customer requirements and achieve its business goals.

New DNA sequencers may not perform at expected levels and the integration of over 300 sequencers may be difficult. Celera Genomics' success is heavily dependent on the successful operation of PE Biosystems' new DNA sequencer. Celera Genomics plans to use more than 300 of the new DNA sequencers on a full-time basis, a scale of operation never before attempted. Failure of the DNA sequencers to perform at expected levels, or failure of Celera Genomics to integrate successfully its DNA sequencers in its laboratory, would materially adversely affect Celera Genomics' ability to sequence at the rate required to complete the human genome on a timely basis, to achieve milestones in contracts with customers, and to perform research services effectively.

Realizing revenues from polymorphism data may be difficult. Celera Genomics believes that the polymorphisms it discovers will add considerable value to its integrated information system. Polymorphism data reveals information about genetic variability between individuals. Its use in the testing of new drugs and the diagnosis of disease,however,is largely untested. Although there has
been   some   early  success  in linking certain  polymorphisms  to
susceptibility to disease and outcomes of drug therapy, pharmaceutical companies are not yet certain how polymorphism data can be used, or if it can be used on a cost-effective basis, in clinical trials or in drug development. Furthermore, public acceptance of the use of polymorphism data is uncertain. Current and future patient privacy and health care laws and regulations issued by the U.S. Food and Drug Administration may also limit the use of this data.

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

Potential initial customers are limited in number and belong to a single industry. Celera Genomics believes that for the next few years it will derive a significant portion of its revenues from fees paid by pharmaceutical companies and larger biotechnology companies for its information products and services. Celera Genomics has also had preliminary discussions with certain universities and similar research organizations about becoming customers, but expects this market to develop at a slower rate. The number of potential subscribers for Celera Genomics' products during this period may be limited due to their nature and price. Pharmaceutical and biotechnology companies could decide not to subscribe to some or all of Celera Genomics' information products or services, or could decide to conduct their own polymorphism discovery and analysis or work with Celera Genomics' competitors. There have been published reports of a proposed consortium of pharmaceutical companies to create and make public polymorphism information.

Scientific and management staff have unique expertise which is key to Celera Genomics' commercial viability and which would be difficult to replace. Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly Dr. Venter, its President. For the sequencing and assembly of the human genome, Celera Genomics believes the following members of its staff are essential: Dr. Venter; Dr. Mark Adams, Vice President for Genome Programs; and Drs. Eugene Myers and Granger Sutton, who are responsible for assembling the genome. Additional members of its medical, scientific, and bioinformatics staff are important to the development of information, tools, and services required for implementation of its business plan, including Dr. Sam Broder, Executive Vice President and Chief Medical Officer. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on Celera Genomics' ability to achieve its goals, particularly the completion of its information products.

Celera Genomics' competitive position will depend on patent and copyright protection, which may not be available for genomics information and technology. Celera Genomics' ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and intellectual property. While Celera Genomics will be primarily dependent on revenues from access fees to its discovery and information system, obtaining patent protection may also be important to its
business.   Patent   law   affecting   Celera   Genomics' business,
particularly  gene  sequences   and  polymorphisms,  is   uncertain.

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

Public disclosure of genomic sequence data could jeopardize intellectual property protection and have an adverse effect on value of Celera Genomics' products and services. Celera Genomics, the federally funded Human Genome Project, and others engaged in similar research have committed to make available to the public basic human sequence data. The release of sequence data could undermine the ability of Celera Genomics and its customers to obtain intellectual property protection. Customers may conclude that uncertainties of such protection decrease the value of Celera Genomics' information products and services and, as a result, it may not be able to charge fees sufficient to allow it to achieve profitability.

Others may succeed in commercializing genomic information before Celera Genomics. A number of companies, institutions, and government-financed entities are engaged in various genomics initiatives. At least two other companies, Genset, S.A. and Incyte Pharmaceuticals, Inc., have announced their intention to market to the pharmaceutical industry products and services similar to those being offered by Celera Genomics. Additional competitors may attempt to compete with Celera Genomics in the future, including companies that may seek to resell publicly available genomic data. In addition, there have been
published   reports  of  a  proposed  consortium  of  pharmaceutical
companies to create and make public polymorphism information.

Expected rapid growth in the number of our employees could absorb valuable management resources and be disruptive to the development of Celera Genomics' business. Celera Genomics expects to grow significantly, from approximately 160 employees at September 30,
1998 to over 370 by the end of fiscal 1999. This growth will require substantial effort to hire new employees and train and integrate them in Celera Genomics' business and to develop and implement management information systems, financial controls and facility plans. In addition, Celera Genomics will be required to create a sales and marketing organization and develop customer support resources as sales of its information products increase. Celera Genomics' inability to manage growth effectively would have a material adverse effect on its future operating results.

Integration of Genscope and AgGen could be difficult and costly. The success of Celera Genomics depends in part on its ability to integrate the businesses of GenScope and AgGen, which were previously operated by PE Biosystems. In particular, we believe that coordinating the separate scientific research efforts will be a challenge to Celera Genomics. In addition, integrating the operations of geographically distant facilities may lead to unexpected disruptions and costs.

Failure of Celera Genomics' Year 2000 Compliance Plan or failure of the compliance plans of PE Biosystems' limited source suppliers could jeopardize Celera Genomic's information products and services. In fiscal 1997, we initiated a world-wide program to assess the expected impact of the Year

2000   date   recognition    problem  on  our   existing    computer
systems;  non-information  technology  systems, including   embedded
and process-control systems; product  offerings;   and   significant
suppliers.   Portions   of   this   program   are   not     expected
to   be   completed   until   December   31,  1999.   If  we are not
successful  in    implementing   our   Year 2000   compliance  plan,
customers may encounter difficulty in accessing and searching Celera
Genomics' databases.   In addition,  if  a failure of the compliance
plans of PE Biosystems' limited source suppliers results in the interruption of the delivery of PE Biosystems' new DNA sequencers,
Celera Genomics'  ability  to  develop  its   database   and   other
information  products could be adversely affected.

                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held a Special Meeting of Shareholders on April 27, 1999. At that meeting, the shareholders of the Company approved all proposals submitted by the Company to shareholders for approval at the meeting, each as described in the Proxy Statement and Prospectus dated March 25, 1999. The results of the voting of the shareholders with respect to these matters is set forth below.

     I.   Approval of Recapitalization of the Company.

             FOR       AGAINST     ABSTAIN    NON-VOTE

         37,721,060   5,911,186    165,924       0

     II. Approval of the PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.

             FOR       AGAINST     ABSTAIN    NON-VOTE

          41,422,806   2,198,828    176,536       0

     III. Approval  of  the PE Corporation/Celera Genomics  Group
           1999 Stock Incentive Plan.

             FOR       AGAINST     ABSTAIN    NON-VOTE

         33,959,491   9,660,124    178,555       0


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1 Certificate of Incorporation of PE Corporation (Incorporated by reference to Annex II to the Proxy Statement and Prospectus included in the Company's Registration Statement on Form S-4 (No. 333-67797)).

          3.2  By-laws of PE Corporation (Incorporated by reference to
               Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

          3.3  Certificate of Designations for the Series A
               Participating Junior Preferred Stock and Series B
               Participating Junior Preferred Stock (included as
               Exhibits A and B of the Rights Agreement).

          4.1 Rights Agreement between PE Corporation and BankBoston, N.A. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

          10.1 PE Corporation 1993 Director Stock Purchase and
               Deferred Compensation Plan, as amended through January
               21, 1999.

          10.2 PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan (Incorporated by reference to Annex III to the Proxy Statement and Prospectus included in the Company's Registration Statement on Form S-4 (No. 333-67797)).

          10.3 PE Corporation/Celera Genomics Group 1999 Stock
               Incentive Plan (Incorporated by reference to Annex IV to the Proxy Statement and Prospectus included in the Company's Registration Statement on Form S-4 (No. 333-67797)).

          27.  Financial Data Schedule.


     (b)  Reports on Form 8-K.

        During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated March 8, 1999 and filed March 16, 1999 to report under Item 5 thereof the issuance of a press release in which the Company announced that it had entered into a definitive agreement to sell its Analytical Instruments Division to EG&G, Inc.

                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PE CORPORATION



                             By:  /s/ Dennis L. Winger
                                Dennis L. Winger
                                Senior Vice President and Chief
                                Financial Officer



                             By:  /s/ Ugo D. DeBlasi
                                Ugo D. DeBlasi
                                Corporate Controller (Chief
                                Accounting Officer)


Dated:  May 14, 1999

    Exhibit No.                 Exhibit

        10.            PE Corporation 1993 Director
                       Stock Purchase and Deferred
                       Compensation Plan, as
                       amended through January 21,
                       1999.

        27.            Financial Data Schedule.