Form 10-K
period 1999-06-30
PE CORP
filed 1999-09-28
CIK 77551

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------
                                    FORM 10-K
               [ X ] Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the Fiscal Year Ended June 30, 1999

                                       OR
              [ ] Transition Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
               For the transition period from ________ to _______

                          Commission File Number 1-4389

                     -------------------------------------
                                 PE Corporation
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         06-1534213
(State or other jurisdiction of                                  (I.R.S. Employer Identification No.)
incorporation or organization)

761 Main Avenue, Norwalk, Connecticut                            06859-0001
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              203-762-1000

                     -------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange
          Title of class                                         on which registered
     -------------------------                                   --------------------

PE Corporation - PE Biosystems Group                             New York Stock Exchange
Common Stock (par value $0.01 per share)                         Pacific Stock Exchange

PE Corporation - Celera Genomics Group                           New York Stock Exchange
Common Stock (par value $0.01 per share)                         Pacific Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of class
                     -------------------------------------

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

                      X  Yes                               No
                    ----                            ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 20, 1999, 102,965,548 shares of PE Corporation - PE Biosystems Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was approximately $7,777,122,000. As of September 20, 1999, 25,804,698 shares of PE Corporation - Celera Genomics Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was approximately $1,213,628,000.

--------------------------------------------------------------------------------
         DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for Fiscal Year ended June 30, 1999 - Parts I, II, and IV.

Proxy Statement for Annual Meeting of Stockholders dated September 10, 1999 - Part III.

================================================================================

                                     PART I

Item 1.                             BUSINESS

         (a) General Development of Business.

         PE Corporation (hereinafter referred to as "Registrant") was incorporated in 1998 under the laws of the State of Delaware, and is successor to The Perkin-Elmer Corporation, which was incorporated in 1939 under the laws of the State of New York. On January 21, 1999, Registrant's board of directors approved the agreement and plan of merger implementing the recapitalization of The Perkin-Elmer Corporation, its merger with a subsidiary of Registrant, and the establishment of two classes of common stock that track each business group of Registrant. These measures were approved by the shareholders of The Perkin-Elmer Corporation on April 27, 1999, and the merger was completed in May, 1999. Registrant conducts its business through two groups: PE Biosystems Group and Celera Genomics Group. Registrant maintains a corporate staff to provide accounting, tax, legal, and other internal services.

         PE Biosystems Group is engaged in: (1) research, development, manufacture, sale, and support of instrument systems, reagents, and software and
(2) related consulting and contract research and development services. PE Biosystems Group's products are used primarily in the pharmaceutical, biotechnology, environmental testing, food, human identification, agriculture, and chemical manufacturing industries. Universities, government agencies, and other non-profit organizations engaged in research activities also use the PE Biosystems Group's products.

         Celera Genomics Group is engaged principally in the generation, compilation, sale, and support of genomic information and related information management and analysis software; discovery, validation, and licensing of proprietary gene products, genetic markers, and information concerning genetic variability; and related consulting and contract research and development services.

         On May 28, 1999, Registrant sold its Analytical Instruments business to EG&G, Inc. for $425 million, $275 million of which was in cash and $150 million of which is in one year notes, subject to post-closing adjustments pursuant to the terms of the agreement with EG&G, Inc.

         On June 2, 1999, Registrant sold its equity interest in Tecan AG in a public offering in Switzerland and private placement outside of Switzerland.

         On June 17, 1999, the Board of Directors of Registrant announced that PE Biosystems Group Common Stock would split, and each holder of record on July 12, 1999, of such Common Stock would receive an additional share of such Common Stock, for each share held, by way of a stock dividend.

         (b) Financial Information About Industry Segments.

         A summary of net revenues from external customers and long-lived assets attributable to each of the Registrant's industry segments for the fiscal years ended June 30, 1999, 1998, and 1997 is incorporated herein by reference to Note 6 on Page 62, Note 5 on Pages 88-89, and Note 6 on Pages 122-123 of the Annual Report to Stockholders for the fiscal year ended June 30, 1999.

         (c) Narrative Description of Business


PE BIOSYSTEMS GROUP


         PE Biosystems Group is a world leader in the development, manufacture, sale, and service of instrument systems and associated consumable products for life science research and related applications. Its products are used in various applications including the synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other biological molecules.

         PE Biosystems Group currently consists of four business units and a shared service organization consisting of human resources, finance, sales, marketing communications, manufacturing, legal, quality control, and advanced research. It also receives from Registrant general and administrative services, such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning, and environmental services. The business units that make up PE Biosystems Group are: Applied Biosystems, PerSeptive Biosystems, PE Informatics, and Tropix. Each unit is responsible for the development and marketing of products within its particular area of business. The business units serve substantially the same customer base but have little overlap in their product offerings. As a result, PE Biosystems Group is able to enhance the operating efficiency of these units through cross-selling and reduced administrative costs.

Background

         All living organisms contain four basic biomolecules: nucleic acids, which include DNA and RNA; proteins; carbohydrates; and lipids. Biomolecules are typically much larger and more complex than common molecules. These structural differences make the analysis of biomolecules significantly more complex than the analysis of smaller compounds. Although all of these biomolecules are critical for a cell to function normally, historically, key advances in therapeutics have come from an understanding of proteins or DNA. DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell. DNA molecules consist of long chains of chemical subunits, called nucleotides. There are four nucleotides -- adenine, cytosine, guanine, and thymine -- often abbreviated with their first letters A, C, G, and T. DNA molecules consist of two long chains of nucleotides bound together to form a double helix. Genes are individual segments of these DNA molecules that carry the specific information necessary to construct particular proteins. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in an organism, called the genome, may contain between 4 million nucleotides for simple bacteria and 3.5 billion base pairs of nucleotides or more for human beings.

         Increasingly, and principally driven by the "biotechnology revolution," researchers are developing an understanding of and focusing on DNA's role in human disease. An increased appreciation of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the estimated 50,000 to 150,000 genes that make up the human genome.

         Individual research efforts generally fall into two broad categories, sequencing and sizing. In sequencing procedures, the goal is to determine the exact order of the individual nucleotides in a DNA strand so that this information can be related to the genetic activity influenced by that piece of DNA. In DNA sizing, a particular fragment of a DNA molecule, isolated from a specific sample, is tested to determine whether it contains a particular category of size or nucleotide order. This testing does not seek to determine the complete structure of the segment, but rather merely tries to determine if the particular piece is a certain length or contains a specific short sequence.

         Genetic research is expected to increase in the near future in part because of a need by the pharmaceutical and biotechnology industries to accelerate their drug discovery and development efforts. This need has also created a demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories. PE Biosystems Group's products address this need by combining the detection capabilities of bioanalytical instruments with advances in automation.

Applied Biosystems. Applied Biosystems ("AB"), the genetic analysis and genomics technology unit of PE Biosystems Group, develops, markets, and services instrument systems for nucleic acid synthesis, Polymerase Chain Reaction ("PCR,") DNA sequencing, genetic analysis, and cellular detection. These products and services are used in both research and commercial applications for purifying, analyzing, synthesizing, sequencing, and amplifying genetic material.

         AB's products can be broadly classified into the following categories:

         o PCR Products. PCR is a process in which a short strand of DNA is duplicated, or "amplified," so that it can be more readily detected and analyzed. AB's PCR amplification instruments, otherwise known as thermal cyclers, include 24, 48, and 96 sample amplification systems, several combination thermal cyclers and PCR detection systems, various reagents, and software. AB recently released a dual 384 sample thermal cycler which is expected to complement its Model 3700 DNA Analyzer and fill a significant market need for laboratories involved in high volume genomic research.

              The Sequence Detection Systems product line, introduced in 1996, uses a unique PCR reagent discovered by the Roche Group and developed by AB, TaqMan(R), to quantitatively detect PCR products during the thermal cycling process. This product line, which includes the Model 7700, has been widely accepted in the pharmaceutical discovery research market.

         o Genetic Analysis. Genetic analysis primarily uses electrophoresis techniques for separating molecules based on their differential mobility in an electric field. AB's genetic analysis products generally perform both DNA sequencing and fragment analysis.

              DNA sequencing is used to determine the exact order of nucleotides that make up a strand of DNA. Typically, fluorescent tags are used to generate labeled products, each with a different colored tag. The tagged fragments are run through an electrophoresis gel and are detected at the bottom of the gel. DNA fragment analyzers are then used to determine the size, quantity, or pattern of DNA fragments. Fragment analysis applications include gene mapping and forensic typing, using microsatellite markers, single-strand conformation polymorphism analysis to screen for unknown mutations within genes, and oligonucleotide (synthetic nucleotide) ligation assay analysis to detect known mutations within certain genes.

              AB's DNA sequencing products include a sequencer expandable to 96 capillaries (Model 377), a one capillary sequencer (Model 310), sequencing reagents, and analysis software. These products have been used by researchers to analyze DNA fragments in genetic linkage studies and for comparative sequencing in human diagnostic and food contamination applications. PE Biosystems Group's Model 377 DNA Sequencer accounted for 5.93%, 12.49%, and 15.45% of Registrant's consolidated revenues in fiscal years 1999, 1998, and 1997, respectively.

              A newly developed product is the Model 3700 DNA Analyzer. This product is designed to enable applications requiring tens of thousands of samples produced weekly by combining proven capillary electrophoresis hardware and separation polymer chemistry with new detection technology and automation. The Model 3700 DNA Analyzer is the principal instrument used by the Celera Genomics Group for its sequencing projects.

         o DNA Synthesis. DNA synthesizers produce synthetic DNA for genetic analysis. The synthetic DNA is used for PCR and DNA sequencing primers and is also used in drug discovery applications. AB currently markets several models of synthesizers and supporting reagents. It also provides custom synthesis, in which oligonucleotides are made-to-order and shipped to customers.

         o PNA. AB has an exclusive license to manufacture and sell peptide nucleic acid ("PNA") for molecular biology research and various other applications. PNA is a synthetic copy of a DNA molecule with a modified uncharged peptide-like "backbone." The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe.

         o Applied Markets. AB has formed product development and marketing groups to develop products and services specially designed for individual markets. The focus of these groups is in the food and environmental testing and human identification (mainly forensic) markets.

              The Molecular Microbiology group within AB is principally responsible for the development and marketing of technologies for bacterial and fungal detection, characterization, and identification. This group has developed the MicroSeq 16S rDNA Bacterial Sequencing Kit to sequence information to accurately identify microorganisms. Additional TaqMan(R) Pathogen Detection Kits relying on Sequence Detection Systems instrument platforms are also under development by this group to establish rapidly the presence of bacterial contamination.

              The Human Identification group within AB develops systems that are used by crime laboratories and other agencies to identify individuals based on their DNA. These systems are most often used in cases of violent crime where DNA found at the crime scene is matched with DNA from suspects, and there is growing potential for DNA databases of known criminals. The systems are also used in the identification of human remains at disaster sites.

         o Human Diagnostics. AB has a license from the Roche Group to use PCR techniques in the development and marketing of products for human diagnostics based on fluorescent sequencing. Products developed for human diagnostics fall into the following general categories: immunology; genetic disease carrier identification; infectious disease; and cancer. PE Biosystems Group expects to develop tests based on this technology to support HLA typing in bone marrow transplants and for HIV resistance diagnosis. Tests have also been developed for carrier identification for cystic fibrosis, fragile X syndrome, and loss of heterozygosity associated with specific forms of colorectal cancer.

         o Cellular Detection Systems. Through its strategic alliance with BD, Inc. (formerly named Biometric Imaging, Inc.), AB is co-developing a fluorometric microvolume assay technology system. This instrument system uses proprietary scanning technology to detect and measure fluorescence associated with objects as small as a single cell. This system is expected to satisfy market needs in pharmaceutical development for a cell-based, high throughput screening system.

PerSeptive Biosystems. PerSeptive Biosystems ("PB" or "PerSeptive") develops, manufactures, and markets proprietary consumable products and instrument systems for the purification, analysis, and synthesis of proteins and related molecules. The study of the role of proteins, which are the mediators of most chemical reactions within a cell, in the evolution of a disease, or in evaluating a drug's ability to modulate the disease by binding to those specific proteins, is a crucial step in understanding the ways diseases develop in the body. PerSeptive's products are used in the life science markets to reduce the time and cost required for the discovery, development, and manufacture of pharmaceutical products.

         PB's products can be broadly classified into the following categories:

         o Mass Spectrometry. PerSeptive's mass spectrometry products are used for the analysis of both large molecules such as proteins and small molecules including those that might be used as drugs. These systems may be sold and used on a stand alone basis or coupled with a liquid chromatograph ("LC/MS"). LC/MS systems are able to separate and analyze the components of complex mixtures. All mass spectrometry systems include an ionization source which creates charged molecules and a mass separation/detection component which separates these charged molecules on the basis of their mass, and detects their presence.

              Until recently, mass spectrometry was not very useful for the analysis of large molecules of biological importance such as proteins because the classical methods for creating ions caused these complex molecules to disintegrate into many small pieces. This resulted in the destruction of the information about the original large molecule. The mass separation component was also problematic because it was not possible to distinguish between large molecules of nearly the same mass. The PE Biosystems Group believes that its delayed extraction technology used in its Matrix-Assisted, Laser Desorption Ionization Time-of-flight ("MALDI-TOF") mass spectrometer overcomes those deficiencies for the analysis of proteins and many other large molecules of biological importance.

              Since MALDI-TOF instruments are not directly coupled to separation devices such as high pressure liquid chromatographs ("HPLC"), mixtures are often separated, purified, and collected before analysis. This is often accomplished with PerSeptive's purification products such as the Integral 100Q, an integrated separation device which gives rapid separation of proteins or other large molecules. MALDI-TOF instruments are expected to be critical in the expanding field of proteomics, or large scale studies of many proteins simultaneously.

              Mass spectrometry systems are also used to identify and quantify smaller molecules and are especially important for the measurement of drugs and their metabolites, which are compounds resulting from the body's acting upon the drug, in bodily fluids such as blood or urine. This information is required for FDA and other regulatory agencies for the approval of drugs. This application is very demanding because the amounts of the drugs and their metabolites are very low and the mixtures are very complex. In order to analyze this mixture, scientists use LC/MS/MS systems, which consist of an HPLC which separates the components of the mixture, usually an extract of blood or urine, and is coupled directly to two mass separation components in tandem. The use of a general mass separation device followed by a second, more specific, device allows the detection to be more specific, so there are fewer potential interferences. For these instruments, it is important to get as much of the sample as possible to become charged so that sensitivity will be maximized. This is done with components which have been developed and refined by PE Sciex, a joint venture between Registrant and MDS Health Group Limited. PE Sciex has also developed the MS/MS portion of the instrument which creates the sensitivity and specificity required for this demanding application.

         o Purification. As the human genome is sequenced and becomes known, the information obtained will be used to study the expression profiles of genes (proteins). Consequently, tens of thousands of proteins will need to be purified and characterized because these proteins may be used as drug targets or as therapeutics. PerSeptive's purification products can be incorporated readily into any stage of the development process of a pharmaceutical product and offer productivity advantages over conventional counterparts.

              PerSeptive's patented Perfusion Chromatography technology uses proprietary flow-through particles and BioCad(R) Chromatography workstation to reduce the time necessary for the purification and analysis of biomolecules. This technology separates biomolecules 10 to 1000 times faster than conventional liquid chromatography or HPLC without compromising resolution or capacity. PerSeptive's Vision(TM) Workstation is the first robotic-equipped HPLC platform introduced to the life science markets that allows for the separation of proteins followed by analysis of the fractions collected in an unattended operation. Together, the automated platform and flow-through particles are designed to increase throughput and efficiency for the purification of biomolecules.

         o Protein Sequencing and Synthesis. Protein sequencers provide information about the amino acids that make up a given protein by chemically disassembling the protein and analyzing its components. PerSeptive's Procise Protein Sequencing system uses Edman protein sequencing chemistry to disassemble a protein one amino acid at a time to render the sequence of that protein.

              Synthetically produced peptides are used in understanding antibody reactions and as potential drugs or drug analogs. PerSeptive's Solaris(TM) 530 is an automated chemical synthesis system that assembles organic compounds for screening or analysis. PerSeptive's Pioneer(TM) Peptide Synthesis system is designed to assemble amino acids for the synthesis of peptides, peptide analogs, and small proteins. PerSeptive also manufactures and sells proprietary reagents and fine chemicals for use with these and other products.

PE Informatics. PE Informatics, the information management unit of PE Biosystems Group, develops, markets, and distributes bioinformatics software for the pharmaceutical, biotechnology, and agrochemical industries. PE Informatics provides a comprehensive software system researchers can use to manage and analyze genomic data. Its products include software for science professionals who analyze gene sequences in an effort to discover and develop drugs and perform clinical trials. These products are necessary to meet the need for software and services to manage, integrate, and analyze the vast amounts of information related to bioscience discovery processes.

         Bioinformatics is a new science that enables researchers to transform massive amounts of data into an organized knowledge database. PE Informatics' customers are typically attempting breakthroughs in gene mapping, drug discovery, drug development, and molecular diagnostics, and its products provide the vehicles for transforming raw data into the organized body of knowledge that enables those breakthrough discoveries. The business is dedicated to the development of infrastructure software for genome data collection and management, gene mapping, drug discovery, and clinical and diagnostic genetic research.

         PE Informatics currently provides genomic data management products for both discovery and development.

         Discovery oriented products include: BioMerge(TM), a product that allows research groups to store, retrieve, and analyze genetic information; BioLIMS(TM), a product that manages automated DNA sequencing for AB's products; and SQL*GT(TM), a product for sample tracking and sample management for high throughput laboratories.

         Development-oriented products include: SQL*Lims(R), a product designed to optimize information processing and provide information management tools for the analytical laboratory; and TurboChrom(TM) Client/Server Chromatography Data System which delivers distributed computing resources across an entire organization, while managing key data processes centrally.

Tropix. Tropix develops, manufactures, and markets chemiluminescent substrates and related products for the life science markets. Chemiluminescent technology is used in life science research and commercial applications including drug discovery and development, clinical diagnostics, gene function study, molecular biology, and immunology research. Tropix also licenses its technology to companies selling bioanalytical and clinical diagnostic tests.

         Chemiluminescence is the conversion of chemical energy stored within a molecule into light. Chemiluminescent enzyme substrates are used that emit light in the presence of a target substance that is "labeled" or connected to an enzyme.

         Tropix's products include reagents and chemiluminescent plate readers which measure light emitted by a sample. Tropix also operates a facility devoted to drug discovery services for the pharmaceutical, biotech, and agricultural markets. The services offered by this facility include custom assay development using proprietary technologies and high throughput drug screening with an initial capacity of 100,000 tests per day.

PE Sciex Joint Venture. The PE Biosystems Group is engaged in the manufacture and sale of mass spectrometry instrument systems through its PE Sciex joint venture with MDS Health Group Limited of Canada. Under this agreement PE Biosystems Group has the exclusive worldwide distribution rights to the LC/MS products manufactured for the venture by MDS Health Group Limited.

Marketing and Distribution

         The markets for PE Biosystems Group's products and services span the spectrum of the life sciences industry, including basic human disease research, genetic analysis, pharmaceutical drug discovery, development and manufacturing, human identification, agriculture, and food and environmental testing. Each of these markets has unique requirements and expectations that PE

Biosystems Group seeks to address in its product offerings. PE Biosystems Group's customers are continually searching for processes and systems that can perform tests faster, more efficiently, and at lower costs. PE Biosystems Group believes that its focus on automated and high throughput systems enables it to respond to this need.

         The size and growth of PE Biosystems Group's markets are influenced by a number of factors, including:

         o technological innovation in bioanalytical practice;

         o government funding for basic and disease-related research, such as in heart disease, AIDS, and cancer;

         o application of biotechnology in basic agriculture processes;

         o increased awareness of biological contamination in food and the environment; and

         o research and development spending by biotechnology and pharmaceutical companies.

         In the United States, PE Biosystems Group markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by the PE Biosystems Group's foreign based sales and service staff, although some sales are made directly from the United States to foreign customers. In some foreign countries, sales are made through various representative and distributorship arrangements. The PE Biosystems Group owns or leases sales and service offices in strategic regional locations in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of the PE Biosystems Group's products are distributed through retail outlets.

Raw Materials

         There are no specialized raw materials that are particularly essential to the operation of the PE Biosystems Group's business. The PE Biosystems Group's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. The PE Biosystems Group has multiple commercial sources for most components and supplies, but it is dependent on single sources for a limited number of such items, in which case the PE Biosystems Group normally secures long-term supply contracts. In some cases, if a supplier discontinues a product, it could temporarily interrupt the business of the PE Biosystems Group.

Patents, Licenses, and Franchises

         The PE Biosystems Group has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the PE Biosystems Group's products or that fall within its fields of interest. Some licenses under patents have been granted to, and received from, other entities. The PE Biosystems Group has certain rights from the Roche Group under patents relating to PCR, one of which expires in 2004. The PE Biosystems Group also has rights under a patent issued to the California Institute of Technology relating to DNA sequencing which expires in 2009. In the Registrant's opinion, no other single patent or license, or group of patents or licenses, or any franchise, is material to PE Biosystems Group's business as a whole.

         From time to time, the PE Biosystems Group has asserted that various competitors and others are infringing its patents; and similarly, from time to time, others have asserted that the PE Biosystems Group was infringing patents owned by them. In most cases, these claims are settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to the PE Biosystems Group.

         The PE Biosystems Group has also established a licensing program that provides industry access to certain of its intellectual property.

Backlog

         The PE Biosystems Group's total recorded backlog on June 30, 1999, was $186.3 million, which included $23.3 million of orders from the Celera Genomics Group. On June 30, 1998, the PE Biosystems Group's total recorded backlog was $119.3 million. It is the PE Biosystems Group's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2000.

Competition

         The industry segments in which the PE Biosystems Group operates are highly competitive and are characterized by the application of advanced technology. A number of the PE Biosystems Group's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which the PE Biosystems Group is engaged.

         PE Biosystems Group's principal competition comes from specialized manufacturers that have strengths in narrow segments of the life science markets. PE Biosystems Group competes principally in terms of the breadth and quality of its product offerings, and its service and distribution capabilities. While the absence of reliable statistics makes it difficult to determine the PE Biosystems Group's relative market position in its industry segment, the PE Biosystems Group is confident it is one of the principal manufacturers in its fields, marketing a broad line of instruments and life science systems.

Research, Development, and Engineering

         The PE Biosystems Group is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. Research, development, and engineering expenditures for the PE Biosystems Group totaled $143.6 million in fiscal 1999, $109.9 million in fiscal 1998, and $78.1 million in fiscal 1997. The Registrant spent $189.3 million in fiscal 1999, $120.2 million in fiscal 1998, and $82.1 million in fiscal 1997 on company-sponsored research, development, and engineering activities.

         The PE Biosystems Group's new products originate from four sources: internal research and development programs; external collaborative efforts with individuals in academic institutions and technology companies; devices or techniques that are generated in customers' laboratories; and business and technology acquisitions.

         Research and development projects at PE Biosystems Group include the development of improved electrophoresis techniques for DNA analysis, real-time PCR for nucleic acid quantification, innovative approaches to cellular analysis, sample preparation, information technologies, and mass spectroscopy.

Environmental Matters

         The PE Biosystems Group is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where the PE Biosystems Group operates or maintains facilities. The PE Biosystems Group believes any liability and compliance with all environmental regulations will have no material effect on its business, and no material capital expenditures are expected for environmental control.

Employees

         As of June 30, 1999, the PE Biosystems Group employed approximately 3,364 persons worldwide (not including 140 corporate staff employees). None of the PE Biosystems Group's United States employees are subject to collective bargaining agreements.


CELERA GENOMICS GROUP


         The Celera Genomics Group is engaged principally in the generation, sale, and support of genomic information, and related information management and analysis software; discovery, validation, and licensing of proprietary gene products, genetic markers, and information concerning genetic variability; and related consulting and contract research and development services.

         Registrant and Dr. J. Craig Venter, a leading genomic scientist and founder of The Institute for Genomic Research ("TIGR"), announced the intent to form the Celera Genomics business in May, 1998. The business commenced operations in August, 1998. Celera Genomics Group was formed for the purpose of generating and commercializing genomic information to accelerate the understanding of biological processes and to assist pharmaceutical, biotechnology, and life science research entities in areas of research including:

         o new drugs and improved drug development processes;

         o novel genes and factors that regulate and control gene expression;
           and

         o interrelationships between genetic variability, disease, and drug response.

         A key to the Celera Genomics Group's strategy is the sequencing of the human genome, which it expects to be completed in calendar year 2001. The underlying human genetic sequence will be the basis for the Celera Genomics Group's development of a value-added, integrated information and discovery system. The system will include increasing layers of functional information, such as gene expression data, comparative data from other model organisms (such as Drosophila (fruit fly) and mouse), genetic variation, and ultimately gene function. Users of the information and discovery system will have the ability to view, browse, and analyze the data in an integrated way that should assist scientists and commercial enterprises in accelerating their understanding of the human genetic code. The Group anticipates using its genomic data as a platform upon which to develop tools and services. The Celera Genomics Group anticipates that this genomic data, together with such tools and services, will become a comprehensive scientific and medical resource for a wide range of customers, including pharmaceutical, biotechnology, and other private entities and academic and other life science research institutions.

          Other genomics companies have focused on strategies that emphasize finding and sequencing particular genes within the human genome to find specific drug or disease targets. In contrast, the Celera Genomics Group plans to sequence the entire human genome using whole genome "shotgun sequencing," a unique sequencing strategy designed to produce genomic data rapidly and efficiently. The Celera Genomics Group's goal is to create a comprehensive knowledge base of the human genome that will allow multiple scientific and commercial applications. The Celera Genomics Group believes that its shotgun sequencing strategy will not only accelerate the discovery of new genes, but will help generate genomic information that has not yet been the focus of research. This information includes rarely expressed genes and the proteins they code for and other factors, such as regulatory regions, that control gene expression.

         Dr. Venter and his team at TIGR were the first to apply the whole genome shotgun sequencing strategy to the sequencing of several genomes, including the first three in history. To date, ten of the 26 microbial genomes that have been completely sequenced and are (or are expected to be) in the public domain have been sequenced by TIGR using this strategy.

         The Celera Genomics Group includes the GenScope product line, which Registrant acquired in February 1997. GenScope is a provider of genomics-related products and services, gene discovery, target discovery and validation, efficacy and safety assessment, and pharmacogenomics study services. GenScope's core technology, GeneTag(TM), is a proprietary process for analysis of gene expression. This technology provides a method by which to compare many samples in order to quickly identify which genes are affected by a disease or treatment.

         The Celera Genomics Group also includes the AgGen product line which was formed by Registrant in July, 1997, for the purpose of developing an application group specializing in providing services to the agriculture market. AgGen provides genotyping and genomic services for plant and animal breeding programs.

         The Celera Genomics Group anticipates adding significant value to its information products by providing software tools and analysis capabilities to facilitate access to the data and by annotating them with interpretive information, including information resulting from collaborations with key life science researchers.

         The Celera Genomics Group anticipates generating genomic information as a platform for developing the following products and services:

         o Genomic information databases consisting of comprehensive and integrated human sequence information and information from other model organisms;

         o Software systems and tools to facilitate customer access, viewing, browsing, analysis, and discovery;

         o Polymorphism data and assay services for the pharmaceutical and health care industry, including through, among other things, collaborative service agreements using the polymorphism data resulting from the Celera Genomics Group's sequencing;

         o Gene discovery services in collaboration with customers to pursue novel discoveries;

         o Other business extensions, involving the Celera Genomics Group's own gene discoveries, population genetics analysis, sequencing of additional genomes, and contract sequencing; and

         o Advanced genomics technologies, including technologies offered by GenScope, such as gene expression profiling, high throughput DNA sequencing, complementary DNA (cDNA) cloning, and bioinformatics, to accelerate drug discovery and development efforts.

         The Celera Genomics Group expects to derive its revenues primarily from access fees from database customers, fees for collaborative polymorphic services, fees from collaborative gene discovery arrangements, genotyping, and genomic services, and, in certain cases, from licensing intellectual property.

         The Celera Genomics Group expects to offer its information products on a subscription basis for multiple year subscriptions. The information products will include a variety of databases, including the Human Gene Index, the Drosophila Genome Database, the Human Genome Database, a Gene Expression Database, a Comparative Genomics Database that would include data from model organisms, and additional databases over time.

         The structure of customer subscriptions, including the databases to be offered, the access fees to be charged, the intellectual property terms, and the nature of any services provided to customers, will vary according to customer requirements and are expected to change over time. The Celera Genomics Group expects to continue to generate revenues through gene expression analysis and genotyping services.

         The Celera Genomics Group expects to sell access to its genomics information to customers for their internal use. For certain information products, the Celera Genomics Group does not expect to seek intellectual property rights from customers on such use. For these products, this policy should promote use of its information by a wide variety of users and will distinguish the Celera Genomics Group from other genomics companies that seek intellectual property rights in their customers' discoveries based solely upon access to those companies' database information. The Celera Genomics Group expects to collaborate with customers to identify targets that can be used in the discovery and development of new diagnostics and drugs and in the development of polymorphism information. For such collaborations, the Celera Genomics Group intends to share with its customers intellectual property rights on discoveries resulting from those collaborations.

         The Celera Genomics Group has adopted a policy to make available, to the research community for free, the basic reference human sequence information generated by its sequencing and assembly efforts. The Celera Genomics Group intends to make available this information on a quarterly basis in the form of unordered consensus human sequence data in excess of specified lengths.

         The data that the Celera Genomics Group releases publicly will be available, in a searchable format, via its web site. The ultimate form of data release will be affected by, among other things, the evolution of intellectual property law and the Celera Genomics Group's assessment of the likelihood that other organizations may seek to obtain the Celera Genomics Group's data and resell it to their own customers. The Celera Genomics Group believes that current efforts by some companies to obtain data made publicly available for the purpose of private resale may continue, and that the need to protect the value of its information while honoring its intention to share this data with the research community will affect its data disclosure strategy.

         After completion of sequencing, the Celera Genomics Group expects to release a detailed ordered consensus human genome assembly.

         The Celera Genomics Group believes that disclosing consensus sequence data will not affect the value of its information products and services to customers and will encourage researchers to use its data and ultimately become the Celera Genomics Group's customers. The Celera Genomics Group will make available to its customers, on a subscription basis, the assets that are most responsible for the value of its products and services extensive integrated genomic information systems, including proprietary annotations, certain polymorphism information, comparative genomics information, search tools and algorithms, and assay and other services.

Commercial Applications of Genomics

         The Celera Genomics Group expects that the use of genomic information will transform life sciences by increasing the understanding of biological processes and allowing scientists to target specific processes once a given genome has been mapped. The commercial markets that the Celera Genomics Group believes will benefit from genomic information include (i) pharmaceutical drug discovery and development including molecular toxicology and pharmacogenomics (which focuses on identifying genetic variances among patients that may affect the efficacy of drug treatment), (ii) medical diagnostics (risk assessment and personalized medicine), (iii) agriculture, and (iv) other applied markets.

Raw Materials

         There are no specialized raw materials that are particularly essential to the operation of the Celera Genomic Group's business. The Celera Genomics Group's operations require a variety of raw materials, such as chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. The Celera Genomics Group depends on the PE Biosystems Group for several critical materials, including reagents and capillary arrays, required for sequencing. For certain of these materials, the PE Biosystems Group is the sole supplier, and for other materials the Celera Genomics Group believes that the PE Biosystems Group provides the highest quality materials available. Any interruption in the availability of these materials could adversely affect and, in some cases, shut down sequencing operations.

Patents, Licenses and Franchises

         The Celera Genomics Group's business and competitive position is dependent, in part, upon its ability to protect its database information, proprietary gene sequence methods, software technology, and the novel genes it identifies. The Celera Genomics Group's commercial success will be affected by, but is not directly dependent on, the ability to obtain patent protection on genes and polymorphisms discovered by it and/or by the Celera Genomics Group's customers on their own behalf and by collaborators. The Celera Genomics Group plans to seek intellectual property protection, including copyright protection, for the information and discovery system, including its content, and the software and methods it creates to manage, store, analyze, and search novel information.

         The Celera Genomics Group's current plan is to apply for patent protection upon the identification of candidate novel genes, novel gene fragments, and their biological function or utility. The Celera Genomics Group also plans to apply for patent protection for certain novel polymorphisms. This plan includes applying for claims to the gene sequences as well as equivalent sequences and their variant forms. Although obtaining patent protection based on partial gene sequences might enhance the Celera Genomics Group's business, the Celera Genomics Group does not believe that its commercial success will be materially dependent on its ability to do so. When gene discovery or analysis has been performed on behalf of customers or collaborators, the Celera Genomics Group anticipates that these patent rights will be jointly owned by the Celera Genomics Group and the customer or collaborator. If a gene product was developed, the Celera Genomics Group anticipates it would receive various forms of consideration including license fees, milestone payments, and royalty payments on sales of the gene product and related products.

         The granting of patents on genomic discoveries is uncertain worldwide and is currently under review and revision in many countries. Moreover, publication of information concerning partial gene sequences prior to the time that the Celera Genomics Group applies for patent protection based on the full-length gene sequences or different partial gene sequences in the same gene may affect the Celera Genomics Group's ability to obtain patent protection. Certain court decisions suggest that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence and that patent claims to a partial sequence may not cover a full-length sequence inclusive of that partial sequence.

         In January, 1997, TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences assembled from expressed sequence tags (ESTs) available in publicly accessible databases or sequenced at TIGR. The National Human Genome Research Institute also plans to release sequence information to the public. Such disclosures might limit the scope of the Celera Genomics Group's claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics Group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurances that such publication has not affected and will not affect the ability to obtain patent protection.

         The Celera Genomics Group can not ensure that these or other uncertainties will not result in changes in, or interpretations of, the patent laws that will adversely affect its patent position. The Celera Genomics Group anticipates that there could be significant litigation in the industry regarding genomic patent and other intellectual property rights. If the Celera Genomics Group becomes involved in such litigation, it could consume a substantial portion of the Celera Genomics Group's resources.

         The Celera Genomics Group also intends to rely on trade secret protection for its confidential and proprietary information. The Celera Genomics Group believes it has developed proprietary procedures for sequencing and analyzing genes and for assembling the genes in their naturally occurring order. In addition, the Celera Genomics Group believes it has developed novel methods for searching and identifying particularly important regions of genetic information or whole genes of interest. The Celera Genomics Group currently intends to protect these methods and procedures by trade secret and patent protection where appropriate.

         The Celera Genomics Group has taken security measures to protect its databases concerning genes identified by it, including entering confidentiality agreements with employees and academic collaborators who are provided or have access to confidential or proprietary information. The Celera Genomics Group continues to explore ways to further enhance the security for its data, including copyright protection for its databases.

         Intellectual property derived from gene-profiling services provided to current customers is owned by the customers. The Celera Genomics Group has retained rights to markers for clinical research, human and animal diagnostics, or pharmacogenomics. Service agreements negotiated to date have also provided for clinical milestones and royalty payments on products derived from the deliverables in gene discovery contracts.

Backlog

         The Celera Genomics Group's total recorded backlog on June 30, 1999, was $13.9 million. It is the Group's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2000.

Competition

         The Celera Genomics Group believes that it has competitive advantages that differentiate it from other genomic companies. These advantages should enable it to sequence and assemble the large and complex human genome and to build and market its information products and services. The advantages include
(i) expertise of key scientific personnel; (ii) the whole genome shotgun sequencing strategy, including faster access to genomic sequence information that has not been previously produced by other public or private initiatives, comprehensive genomic information, and more comprehensive polymorphism data;
(iii) advanced genomics and computing technology, including a unique sequencing facility, early access to PE Biosystems Group's technologies and products, incorporation of gene expression technology, and a strategic alliance with Compaq Computer Corporation to provide Celera Genomics Group with information technology integrated hardware, software, networking, and services solutions; and (iv) Registrant's resources and market experience.

         The Celera Genomics Group's principal competitors will be those public and private entities that are currently or intend to become involved in providing genomic information and related genomic analysis capabilities in such areas as genetic variability and gene discovery. The Celera Genomics Group's market and financial success will be dependent, in large part, upon its ability to maintain a competitive position in each of these areas. There are also a number of companies with which the Celera Genomics Group will indirectly compete in particular lines of business, such as in gene discovery and the development of drug targets. In addition, some of the Celera Genomics Group's potential customers, such as pharmaceutical companies, may choose to develop technologies and information similar to those offered by the Celera Genomics Group. There have been published reports of a proposed consortium of pharmaceutical companies to create and make public polymorphism information. Finally, new technologies that improve the gene analysis and discovery process may emerge over time and could compete with those being developed by the Celera Genomics Group, or otherwise affect its business strategy.

         Some competitors may add data made available to the public by the Celera Genomics Group to their own databases for resale to their customers. To control this, the Celera Genomics Group intends to seek contractual and intellectual property protection.

         The Celera Genomics Group does not believe it is competing with the U.S. government's efforts to sequence the human genome, and has sought to coordinate its efforts with those funded by the U.S. government. The acceleration of the Human Genome Project may assist the Celera Genomics Group in its own sequencing and assembly effort by releasing sequence data into the public domain. The Celera Genomics Group has signed a Memorandum of Understanding with the publicly funded Berkeley Drosophila Genome Project Group to sequence and assemble the Drosophila genome. The Celera Genomics Group expects to continue to seek ways to supplement and benefit from coordinating its activities with those of the National Institute of Health and the Department of Energy.

Research and Development

          The Celera Genomics Group is actively engaged in basic and applied research and development programs designed to develop new products. Research and development expenditures for the Celera Genomics Group totaled $48.4 million in fiscal 1999, $10.3 million in fiscal 1998, and $4.0 million in fiscal 1997. The Registrant spent $189.3 million in fiscal 1999, $120.2 million in fiscal 1998, and $82.1 million in fiscal 1997 on company-sponsored research, development, and engineering activities.

          The Celera Genomics Group's new products will originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

Environmental Matters

          Celera Genomics Group is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where the Celera Genomics Group operates or maintains facilities. The Celera Genomics Group believes any liability and compliance with all environmental regulations will have no material effect on its business, and no material capital expenditures are expected for environmental control.

Employees

         The Celera Genomics Group had approximately 359 employees as of June 30, 1999 (not including 140 corporate staff employees). The Celera Genomics Group's employees are not subject to any collective bargaining agreements.


         (d) Financial Information About Foreign and Domestic Operations.

         A summary of net revenues from external customers and long-lived assets attributed to each of Registrant's geographic areas for the fiscal years 1999, 1998, and 1997 is incorporated herein by reference to Note 6 on Page 62,
Note 5 on Pages 88-89, and Note 6 on Pages 122-123 of the Annual Report to Stockholders for the fiscal year ended June 30, 1999.

         Registrant's consolidated net revenues from external customers in countries other than the United States for fiscal years 1999, 1998, and 1997 were $607.9 million, $487.2 million, and $418.4 million, or 50.0%, 51.6%, and 54.5% respectively, of Registrant's consolidated net revenues.

         All of the Registrant's manufacturing facilities outside the continental United States are located in the United Kingdom, Japan, and Singapore.

         There are currently no material foreign exchange controls or similar limitations restricting the repatriation to the United States of capital earnings from operations outside the United States.

Item 2.                             PROPERTIES


Properties

         PE Biosystems Group

         The PE Biosystems Group owns or leases various facilities for manufacturing, research and development, and administrative purposes. All of these facilities are maintained in good working order and, except for those held for sale or lease, are used in the ordinary course of business.

         The following is a list of facilities owned or leased by the PE Biosystems Group.

                                                       Owned or
                                                        Leased
                                                     (Expiration
                                                       Date(s) of
Location (Approximate Floor Area in Sq. Ft.)            Leases)
--------------------------------------------            -------
Foster City, CA  (543,000)*                        Leased (1999-2007)
San Jose, CA  (81,000)                             Owned
Bedford, MA  (28,000)                              Leased (2000)
Framingham, MA  (196,000)                          Leased (2009)
Santa Fe, NM  (14,000)                             Leased (1999-2005)
Houston, TX  (21,000)                              Leased (1999)
Warrington, England  (22,000)                      Owned
Singapore  (30,000)                                Leased (1999)
Narita, Japan (24,000)                             Owned


         *Consists of three principal facilities totaling 330,000 square feet, and additional facilities totaling 213,000 square feet. 30,000 square feet of such space is leased to Celera Genomics Group.

         The PE Biosystems Group also leases space in several industrial centers for use as regional sales and service offices, technical demonstration centers, and warehouses. The PE Biosystems Group also owns undeveloped land in Vacaville, California.

Celera Genomics Group

         The Celera Genomics Group's headquarters are in Rockville, Maryland, where its administrative facilities, sequencing facility, laboratories, and bioinformatics facilities are located. The headquarters are located in two adjacent buildings in Rockville, Maryland with approximately 220,000 square feet owned by the Celera Genomics Group. The Celera Genomics Group also subleases from PE Biosystems Group approximately 30,000 square feet in Foster City, California, which sublease expires in January, 2008, and leases space in Davis, California, from third parties as follows: approximately 13,000 square feet, which lease expires in June, 2001, and 15,000 square feet, which lease expires in July 2000.

Other Facilities

                                                       Owned or
                                                        Leased
                                                     (Expiration
                                                       Date(s) of
Location (Approximate Floor Area in Sq. Ft.)            Leases)
--------------------------------------------            -------
Norwalk, CT  (402,000)**                               Owned
Wilton, CT  (263,000)**                                Owned

-----------


         ** Registrant utilizes approximately 154,000 square feet of space in its facilities in Norwalk and Wilton, Connecticut for corporate staff and related support functions. The remaining facilities in Norwalk and Wilton, approximately 511,000 square feet, are leased to EG&G, Inc. (approximately 340,000), Lamorte Burns, Inc. (approximately 42,000), or are currently vacant. All such facilities in Connecticut are being held for sale.


Item 3.                      LEGAL PROCEEDINGS

         Registrant has been named as a defendant in various legal actions arising from the conduct of Registrant's normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not, in the opinion of management of Registrant, have a material adverse effect on the financial statements of Registrant.

         On March 13, 1998, Registrant filed a patent infringement action against Amersham Pharmacia Biotech, Inc. ("Amersham") and Molecular Dynamics, Inc. ("Molecular Dynamics") in the United States District Court for the Northern District of California. Registrant asserts that two of its patents (U.S. 5,207,886 and U.S. 4,811,218) are infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, the defendants have asserted various affirmative defenses and several counterclaims, including that Registrant's PE Biosystems Group is infringing two patents (U.S. 5,091,562 and U.S. 5,459,325) owned by or licensed to Molecular Dynamics by selling the ABI PRISM(TM) 377 DNA Sequencing Systems.

         On April 2, 1998, Amersham filed a patent infringement action against Registrant in the United States District Court for the Northern District of California. The complaint alleges that Registrant is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"), entitled "Probes Labeled with Energy Transfer Coupled Dyes." The complaint seeks declaratory judgment that the use of the PE BigDye(TM) Primer and BigDye(TM) Terminator kits would infringe the '648 patent, as well as injunctive and monetary relief. Registrant answered the complaint, alleging that the '648 patent is invalid and that Registrant has not infringed the '648 patent.

         On October 19, 1998, Amersham filed a patent infringement action against the Celera Genomics Group in the United States District Court for the District of Delaware. The complaint alleges that the Celera Genomics Group is directly, contributorily, or by inducement, infringing the '648 patent. The complaint seeks a declaratory judgment that the use of the Perkin-Elmer BigDye(TM) Primer and BigDye(TM) Terminator kits would infringe this patent, as well as injunctive and monetary relief. The Celera Genomics Group answered the complaint, alleging that this patent is invalid and that the Celera Genomics Group has not infringed this patent.

         While the BigDye(TM) detection technology is a preferred technology with which to carry out the Celera Genomics Group's planned DNA sequencing activities, a number of viable alternatives exist. For example, the PE Biosystems Group currently markets DNA sequencing reagents that do not incorporate BigDye(TM) fluorescent labels, but rather utilize alternative labels. Therefore, even in the event of an unfavorable outcome to this litigation, the Celera Genomics Group would be able to carry out its planned large-scale DNA sequencing program and would not experience a material adverse effect on its business.

         On May 21, 1998, Amersham filed a patent infringement action against Registrant in the United States District Court for the Southern District of New York. The complaint alleges that Registrant is infringing, contributing to the infringement, and inducing the infringement of U.S. Patent No. 4,707,235 ("the '235 patent") entitled "Electrophoresis Method and Apparatus having Continuous Detection Means." The complaint seeks injunctive and monetary relief. Registrant answered the Complaint, alleging that the '235 patent is invalid and that Registrant has not infringed the '235 patent.

         Registrant is a party to the action United States v. Davis, pending in the United States District Court for the District of Rhode Island. Registrant was found liable to the cross-complainant, United Technologies Corporation ("UTC"), by the District Court in December 1998. Registrant believes the amount of such liability to be less than $200,000, which will be determined when all appeals have been concluded. UTC is expected to appeal the District Court's decision.

Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders of The Perkin-Elmer Corporation was held on April 27, 1999. The matters voted on and the votes were as follows:

                  Proposal 1 - Recapitalization Proposal
                  Proposal 2 - Adoption of PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan
                  Proposal 3 - Adoption of PE Corporation/Celera Genomics Group 1999 Stock Incentive Plan



                 --------------------------------------------------------------------
                       VOTES             FOR        AGAINST         ABSTENTIONS
                 --------------------------------------------------------------------
                     Proposal 1      37,721,060    5,911,186          165,924
                 --------------------------------------------------------------------
                     Proposal 2      41,422,806    2,198,828          176,536
                 --------------------------------------------------------------------
                     Proposal 3      33,959,491    9,660,124          178,555
                 --------------------------------------------------------------------

                                     PART II

Item 5.                    MARKET FOR REGISTRANT'S COMMON EQUITY
                               AND RELATED STOCKHOLDER MATTERS

         (a) Market Information.

         The principal United States market where Registrant's PE Biosystems Group Common Stock and Celera Genomics Group Common Stock are traded is the New York Stock Exchange, although such stock is also traded on the Pacific Stock Exchange.

         The following information, which appears in Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999, is hereby incorporated by reference in this Form 10-K: the high and low sales prices of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock for the period from May 6, 1999 through June 30, 1999, and for the Common Stock of The Perkin-Elmer Corporation for each quarterly period during fiscal year 1999 through May 5, 1999, and fiscal year 1998 (Note 13, Pages 69-70, Note 10, Page 94, and Note 13, Pages 131-132 of the Annual Report to Stockholders for the fiscal year ended June 30, 1999).

         (b) Holders.

         On September 20, 1999, the approximate number of holders of PE Biosystems Group Common Stock was 6,433, and the approximate number of holders of Celera Genomics Group Common Stock was 6,064. The approximate number of holders is based upon the actual number of holders registered in the books of Registrant at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the numbers of shares held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

         (c) Dividends.

         The amount of quarterly dividends during fiscal years 1999 and 1998 (Note 13, Pages 69-70, and Note 13, Pages 131-132 of Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999) is hereby incorporated by reference in this Form 10-K.

         (d) Sale of Unregistered Securities

         Registrant has sold no securities during the fiscal year ended June 30, 1999, that were not registered under the Securities Act of 1933.

         (e) Investment Considerations Relating to Registrant's Capital
             Structure

Stockholders of Registrant are stockholders of one company and, therefore, financial effects on one group could adversely affect the other.

         Holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock are stockholders of a single company. The PE Biosystems Group and the Celera Genomics Group are not separate legal entities. As a result, stockholders are subject to all of the risks of an investment in Registrant and all of its businesses, assets, and liabilities. The creation of the PE Biosystems Group Common Stock and Celera Genomics Group Common Stock and the allocation of assets and liabilities and stockholders' equity between the PE Biosystems Group and Celera Genomics Group did not result in the distribution or spin-off to stockholders of any of the assets or liabilities and did not affect ownership of the assets or responsibility for the liabilities or those of the subsidiaries. The assets attributed to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts, or indebtedness that Registrant attributes to the other group. If Registrant is unable to satisfy one group's liabilities out of the assets attributed to it, Registrant may be required to satisfy those liabilities with assets Registrant has attributed to the other group.

         Financial effects from one group that affect the consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. In addition, net losses of either group and dividends or distributions on, or repurchases of, either class of common stock or repurchases of certain preferred stock will reduce the funds Registrant can pay as dividends on each class of common stock under Delaware law. Stockholders should read the consolidated financial information with the financial information provided for each group.

Holders of group common stock have limited rights related to their group.

         Holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock have only the rights customarily held by common stockholders. They have only the following rights related to their corresponding group:

o    certain rights with regard to dividends and liquidation;
o requirements for a mandatory dividend, redemption, or conversion upon the disposition of all or substantially all of the assets of their corresponding group; and
o a right to vote on matters as a separate voting class in the limited circumstances provided under Delaware law, by stock exchange rules, or as determined by Registrant's board of directors.

Separate meetings will not be held for holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock.

Celera Genomics Group Common influence on the outcome of stockholder voting.

         PE Biosystems Group Common Stock has a substantial majority of the voting power of both classes of common stock. Except in limited circumstances requiring separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of such vote--even if the matter involves a divergence or conflict of the interests of the holders of the PE Biosystems Group Common Stock and Celera Genomics Group Common Stock. These matters may include mergers and other extraordinary transactions.

Group Common Stock with less than majority voting power can block action if a class vote is required.

          If Delaware law, stock exchange rules, or the board of directors requires a separate vote on a matter by the holders of either the PE Biosystems Group Common Stock or the Celera Genomics Group Common Stock, those holders could prevent approval of the matter--even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it.

Holders of only one class of common stock cannot ensure that their voting power will be sufficient to protect their interests.

          Since relative voting power per share of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock will fluctuate based on the market values of the two classes of common stock, the relative voting power of a class of common stock could decrease. As a result, holders of only one of the two classes of common stock cannot ensure that their voting power will be sufficient to protect their interests.


Stockholders may not have any remedies for breach of fiduciary duties if any action by directors and officers has a disadvantageous effect on either class of common stock.

         Stockholders may not have any remedies if any action or decision of the Registrant's board of directors or officers has a disadvantageous effect on the PE Biosystems Group Common Stock or Celera Genomics Group Common Stock compared to the other class of common stock.

         Recent cases in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of tracking stocks are judged under the business judgment rule unless self-interest is shown. The business judgment rule provides that, absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed board of directors, board of directors' committee, or officer with respect to any matter having different effects on holders of Celera Genomics Group Common Stock and holders of PE Biosystems Group Common Stock would be a defense to any challenge to such determination made by or on behalf of the holders of either class of stock. Because of the business judgment rule, holders of a class of stock who are disadvantaged by an action of Registrant's directors or officers may not be able to successfully make claims alleging breach of fiduciary duty.

Stock ownership could cause directors and officers to favor one group over the other.

         As a policy, the board of directors will periodically monitor the ownership of shares of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock by the directors and senior officers, and option grants to them, so that their interests are generally aligned with the two classes of common stock and with their duty to act in the best interests of Registrant and its stockholders as a whole. However, because the actual value of their interests in the PE Biosystems Group Common Stock and Celera Genomics Group Common Stock is anticipated to vary significantly, it is possible that they could favor one group over the other due to their stock and option holdings.

The board of directors may pay more or less dividends on group common stock than if that group was a separate company.

         Subject to the limitations referred to below, the board of directors has the authority to declare and pay dividends on the PE Biosystems Group Common Stock and Celera Genomics Group Common Stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on the PE Biosystems Group Common Stock, exclusively on the Celera Genomics Group Common Stock, or on both, in equal or unequal amounts. The board of directors will not be required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class, or any other factor. The performance of one group may cause the board of directors to pay more or less dividends on the common stock relating to the other group than if that other group was a stand-alone corporation. In addition, Delaware law and Registrant's certificate of incorporation impose limitations on the amount of dividends which may be paid on each class of common stock.

Proceeds of mergers or consolidations may be allocated unfavorably.

         The terms of Registrant's common stock do not contain any provisions governing how consideration to be received by holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock in connection with a merger or consolidation involving Registrant is to be allocated among holders of each class of common stock. The board of directors will determine the percentage of consideration to be allocated to holders of each class of common stock in any such transaction. Such percentage may be materially more or less than that which might have been allocated to such holders had the board of directors chosen a different method of allocation.

Holders of either class of common stock may be adversely affected by a conversion of group common stock.

         The board of directors could, in its sole discretion and without stockholder approval, determine to convert shares of Celera Genomics Group Common Stock into shares of PE Biosystems Group Common Stock, or vice versa, at any time including when either or both classes of common stock may be considered to be overvalued or undervalued. Any such conversion would dilute the interests in Registrant of the holders of the class of common stock being issued in the conversion. It could also give holders of shares of the class of common stock converted a greater or lesser premium than any premium that was paid or might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

Proceeds of newly issued Celera Genomics Group Common Stock could be allocated to the PE Biosystems Group even if the Celera Genomics Group requires financing.

         If and to the extent the PE Biosystems Group has an equity interest in the Celera Genomics Group at the time of any sale of Celera Genomics Group Common Stock, the board of directors could allocate some or all of the proceeds of that sale to the PE Biosystems Group. Any such decision could favor one group over the other group. For example, the decision to allocate the proceeds to the PE Biosystems Group may adversely affect the Celera Genomics Group's ability to obtain funds to finance it growth strategies.

Allocation of corporate opportunities could favor one group over the other.

         Registrant's board of directors may be required to allocate corporate opportunities between the groups. In some cases, the directors could determine that a corporate opportunity, such as a business that Registrant is acquiring, should be shared by the groups. Any such decisions could favor one group at the expense of the other.

Groups may compete with each other to the detriment of their businesses.

         The existence of two separate classes of common stock will not prevent the groups from competing with each other. Any competition between the two groups could be detrimental to the businesses of either or both of the groups. Under a board of directors' policy, groups will generally not engage in the principal businesses of the other. However, Registrant's Chief Executive Officer or the board of directors will permit indirect competition between the groups based on his or its good faith business judgment that such competition is in the best interests of Registrant and all of the stockholders as a whole. In addition, the groups may compete in a business that is not a principal business of the other group.

The board may change Registrant's management and allocation policies without stockholder approval to the detriment of either group.

         The board of directors may modify or rescind Registrant's policies with respect to the allocation of corporate overhead, taxes, debt, interest, and other matters, or may adopt additional policies, in its sole discretion, without stockholder approval. A decision to modify or rescind these policies, or adopt additional policies, could have different effects on holders of PE Biosystems Group Common Stock and holders of Celera Genomics Group Common Stock or could result in a benefit or detriment to one class of stockholders compared to the other class. Registrant's board of directors will make any such decision in accordance with its good faith business judgment that the decision is in the best interests of Registrant and all of the stockholders as a whole.

Either group may finance the other group on terms unfavorable to one of the groups.

         Registrant anticipates that there will be a transfer of cash and other property between groups to finance their business activities. The group providing the financing will be subject to the risks relating to the group receiving the financing. Registrant will account for those transfers in one of the following ways:

o    as a reallocation of pooled debt or preferred stock;
o as a short-term or long-term loan between groups or as a repayment of a previous borrowing;
o as an increase or decrease in the PE Biosystems Group's equity interest in the Celera Genomics Group; or

o    as a sale of assets between groups.

         The board of directors has not adopted specific criteria for determining when Registrant will reallocate pooled debt or preferred stock, transfer cash or other property as a loan or repayment, increase or decrease an equity interest, or sell assets. These determinations, including the terms of any transactions accounted for as debt, could be unfavorable to either group transferring or receiving the cash or other property. The board of directors expects to make these determinations, either in specific instances or by setting generally applicable policies, after considering the financing requirements and objectives of the receiving group, the investment objectives of the transferring group, and the availability, cost, and time associated with alternative financing sources, prevailing interest rates, and general economic conditions.

         Registrant cannot assure stockholders that any terms that are fixed for debt will approximate those that could have been obtained by the borrowing group if it were a stand-alone corporation.

Celera Genomics Group may not be fully reimbursed for PE Biosystems Group's use of its tax benefits and could be charged with higher future taxes than if it were a stand-alone tax payer.

         Registrant's management and allocation policies provide that tax benefits generated but not used by the Celera Genomics Group may be used by the PE Biosystems Group. The aggregate amount reimbursed to the Celera Genomics Group for such use may not exceed $75 million. All subsequent tax benefits in excess of this amount will not be credited to the Celera Genomics Group and the Celera Genomics Group will not be reimbursed for those tax benefits, unless the Celera Genomics Group could have used those tax benefits had it been a stand-alone company. Accordingly, any tax benefits that can not be used by the Celera Genomics Group will not be carried forward to reduce its future taxes. This could result in the Celera Genomics Group being charged a greater portion of the total corporate tax liability in the future than would have been the case if the Celera Genomics Group had retained its tax benefits.

Holders of group common stock may receive less consideration upon a sale of assets than if the group were a separate company.

         If a disposition of all or substantially all of the assets of either group occurs, Registrant must, subject to certain exceptions:

o distribute to holders of the class of common stock relating to such group an amount equal to the net proceeds of such disposition, or

o convert at a 10% premium such common stock into shares of the class of common stock relating to the other group.

         If the group subject to the disposition were a separate, independent company and its shares were acquired by another person, certain costs of that disposition, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of the separate, independent company might receive a greater amount than the net proceeds that would be received by holders of the class of common stock relating to that group if the assets of such group were sold. In addition, Registrant can not assure stockholders that the net proceeds per share of the common stock relating to that group will be equal to or more than the market value per share of such common stock prior to or after announcement of a disposition.

Registrant's capital structure and variable vote per share may discourage acquisitions of a group or a class of common stock.

         A potential acquirer could acquire control of Registrant by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. Such a majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of such voting power, only shares of that class. The PE Biosystems Group Common Stock has a substantial majority of the voting power. As a result, it is possible for an acquirer to obtain control by purchasing only shares of the PE Biosystems Group Common Stock.

Decisions by directors and officers that affect market values could adversely affect voting and conversion rights.

         The relative voting power per share of each class of common stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of the PE Biosystems Group Common Stock and the Celera Genomics Group Common Stock. The market value of either or both classes of common stock could be adversely affected by market reaction to decisions by the board of directors or the management that investors perceive as affecting differently one class of common stock compared to the other. These decisions could involve changes to the management and allocation policies, transfers of assets between groups, allocations of corporate opportunities, and financing resources between groups and changes between dividend policies.

Investors may not value common stock based on group financial information and policies

         Registrant can not assure stockholders that investors will value the PE Biosystems Group Common Stock and the Celera Genomics Group Common Stock based on the reported financial results and prospects of the separate groups or the dividend policies established by the board of directors with respect to such groups.

Provisions governing common stock could discourage a change of control and the payment of a premium for stockholders' shares.

         The Stockholder Rights Plan, adopted by Registrant, could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change in control of Registrant by delaying or preventing such change in control. The existence of two classes of common stock could also present complexities and could, in certain circumstances, pose obstacles, financial and otherwise, to an acquiring person. In addition, certain provisions of the Delaware law, Registrant's certificate of incorporation, and its by-laws may also deter hostile takeover attempts.

Changes in federal tax law could result in taxation of issuances of common stock.

           Changes in federal tax law, such as those proposed by the Clinton Administration in early 1999, could impose a corporate level tax on the issuance of stock similar to the Celera Genomics Group Common Stock or the PE Biosystems Group Common Stock. If this proposal is enacted, Registrant could be subject to tax on an issuance of Celera Genomics Group Common Stock or PE Biosystems Group Common Stock after the date of enactment.

         Under Registrant's certificate of incorporation, Registrant may convert the Celera Genomics Group Common Stock or the PE Biosystems Group Common Stock into shares of the other class without any premium if there are adverse U.S. federal income tax law developments. The proposal of the Clinton Administration would be such an adverse development if it is implemented or receives certain legislative action.

Item 6.                      SELECTED FINANCIAL DATA

         Registrant hereby incorporates by reference in this Form 10-K, Pages 37, 73, and 96 of Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Item 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Registrant hereby incorporates by reference in this Form 10-K, Pages 38-47, 74-79, and 97-109 of Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Registrant hereby incorporates by reference in this Form 10-K, Pages 42-43 and 102-103, Note 12 on Pages 67-69, and Note 12 on Pages 129-131 of Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999.


Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and the supplementary financial information included in Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated by reference in this Form 10-K: the combined Financial Statements and the reports thereon of PricewaterhouseCoopers LLP dated July 30, 1999, the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated July 30, 1999, and Pages 48-72, 80-95, and 110-134 of said Annual Report, including Note 13, Pages 69-70, Note 10, Page 94, and Note 13, Pages 131-132, which contains unaudited quarterly financial information.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         Registrant has not changed its public accounting firm within 24 months prior to June 30, 1999, the date of Registrant's most recent financial statements. There have been no unresolved disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

Item 10.                DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

         (a) Identification and Background of Directors.

         Registrant hereby incorporates by reference in this Form 10-K, Pages 3-4 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999.

         (b) Identification of Executive Officers.

         The following is a list of Registrant's executive officers, their ages, and their positions and offices with the Registrant, as of September 21, 1999.

Name                        Age   Present Positions and Year First Elected
Peter Barrett ..........    46    Vice President, Celera Genomics Group (1998)
Samuel E. Broder .......    54    Vice President, Celera Genomics Group (1999)
Ugo D. DeBlasi .........    37    Controller, Celera Genomics Group (1999)
Ronald D. Edelstein ....    50    Vice President and Chief Information Officer (1998)
Elaine J. Heron ........    51    Vice President PE Biosystems Group (1998)
Michael W. Hunkapiller .    50    Senior Vice President (1998); President, PE Biosystems Group (1994)
Vikram Jog .............    43    Corporate Controller (1999)
Joseph E. Malandrakis ..    54    Vice President, PE Biosystems Group (1993)
William B. Sawch .......    44    Senior Vice President, General Counsel and Secretary (1993)
Gregory T. Schiffman ...    41    Controller, PE Biosystems Group (1999)
Joyce A. Sziebert ......    50    Vice President, Human Resources (1999)
J. Craig Venter ........    52    Senior Vice President and President, Celera Genomics Group (1998)
Tony L. White ..........    53    Chairman, President, and Chief Executive Officer (1995)
Dennis L. Winger .......    51    Senior Vice President and Chief Financial Officer (1997)

         Each of the foregoing named officers was either elected at the last organizational meeting of the Board of Directors, or elected by the Board since that date. The term of each officer will expire on October 21, 1999, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

         (c) Identification of Certain Significant Employees.

         Not applicable.

         (d) Family Relationships.

         To the best of Registrant's knowledge and belief, there is no family relationship between any of Registrant's directors, executive officers, or persons nominated or chosen by Registrant to become a director or an executive officer.

         (e) Business Experience.

         With respect to the business experience of Registrant's directors and persons nominated to become directors, Registrant hereby incorporates by reference in this Report on Form 10-K, Pages 3-4 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999. With respect to the executive officers of Registrant, each such officer has been employed by Registrant or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Dr. Broder, Mr. Edelstein, Dr. Heron, Mr. Jog, Ms. Sziebert, Dr. Venter, Mr. Schiffman, Mr. White, and Mr. Winger.

         Dr. Broder was elected Vice President of Registrant on August 19, 1999. Prior to his employment by Registrant in August, 1998, Dr. Broder was Senior Vice President of IVAX Corporation for three years, and from 1989 to 1995 he served as director of the National Cancer Institute.

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

         Mr. Jog was elected Corporate Controller of Registrant on August 19, 1999. Prior to his employment by Registrant in July, 1999, Mr. Jog served as Vice President and Controller of Hercules Incorporated, a manufacturer of chemicals, for seven years.

         Mr. Schiffman was elected Controller of Registrant's PE Biosystems Group on August 19, 1999. Prior to his employment by Registrant in June, 1998, Mr. Schiffman was employed by Hewlett Packard Corporation, a diversified electronics manufacturer, for ten years, most recently as controller and manufacturing manager of the company's NetMetrix Division.

         Ms. Sziebert was elected Vice President of Registrant on January 21, 1999. Prior to her employment by Registrant in January, 1999, Ms. Sziebert served as Vice President, World Wide Human Resources of Cypress Semiconductor, Inc., a semiconductor manufacturer, for five years.

         Mr. White was elected Chairman, President, and Chief Executive Officer of Registrant in September 1995. Prior to his joining Registrant, he was Executive Vice President and a member of the Office of the Chief Executive of Baxter International Inc. He also served as Group Vice

President of Baxter International Inc. from 1986 to 1992. Mr. White is also a director of C.R. Bard, Inc., Ingersoll-Rand Company, and Tecan AG.

         Mr. Winger was elected Senior Vice President and Chief Financial Officer of Registrant on October 16, 1997. Prior to his employment by Registrant in September, 1997, Mr. Winger was employed by Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy, and combinatorial chemistry, where he was Senior Vice President, Finance and Administration, and Chief Financial Officer since 1989.

         Dr. Venter was elected Senior Vice President of Registrant and President, Celera Genomics Group, on November 19, 1998. Prior to his employment by Registrant in August, 1998, Dr. Venter was employed by the Institute for Genomic Research (TIGR), which conducts research and development in genes, where he was founder, Chairman, and President for six years, and where he remains as Chairman.

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

         (g) Compliance with Section 16(a) of the Securities Exchange Act of
1934.

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Page 10 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999.

Item 11.                   EXECUTIVE COMPENSATION

         Registrant hereby incorporates by reference in this Form 10-K, Pages 10-22 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners.

         Registrant hereby incorporates by reference in this Form 10-K, Pages 8-10 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999.

         (b) Security Ownership of Management.

         Information concerning the security ownership of management is hereby incorporated by reference to Pages 8-10 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999.

         (c) Changes in Control.

         Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is hereby incorporated by reference to pages 21-22 of Registrant's Proxy Statement dated September 10, 1999, in connection with its Annual Meeting of Stockholders to be held on October 21, 1999.


                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

         (a) 1. Financial Statements.

         The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated July 30, 1999, appearing in Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1999, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Stockholders for the fiscal year ended June 30, 1999, is not to be deemed filed as part of this report on Form 10-K.

PE Biosystems Group
-------------------

                                                                 Annual Report
                                                                    Page No.
                                                                 -------------
Combined Statements of Operations
         Fiscal years 1999, 1998, and 1997.................            48

Combined Statements of Financial Position
         At June 30, 1999 and 1998.........................            49

Combined Statements of Cash Flows
         Fiscal years 1999, 1998, and 1997.................            50

Combined Statements of Group Equity and
         and Comprehensive Income (Loss)
         Fiscal years 1999, 1998, and 1997.................            51

Notes to Combined Financial Statements.....................         52-71

Report of Management.......................................            72

Report of PricewaterhouseCoopers LLP.......................            72

Celera Genomics Group
---------------------

                                                                 Annual Report
                                                                    Page No.
                                                                 -------------
Combined Statements of Operations
         Fiscal years 1999, 1998, and 1997.................            80

Combined Statements of Financial Position
         At June 30, 1999 and 1998.........................            81

Combined Statements of Cash Flows
         Fiscal years 1999, 1998, and 1997.................            82

Combined Statements of Group Equity
         Fiscal years 1999, 1998, and 1997.................            83

Notes to Combined Financial Statements.....................         84-94

Report of Management.......................................            95

Report of PricewaterhouseCoopers LLP.......................            95

PE Corporation
--------------

                                                                 Annual Report
                                                                    Page No.
                                                                 -------------
Consolidated Statements of Operations
         Fiscal years 1999, 1998, and 1997.................            110

Consolidated Statements of Financial Position
         At June 30, 1999 and 1998 ........................            111

Consolidated Statements of Cash Flows
         Fiscal years 1999, 1998, and 1997.................            112

Consolidated Statements of
         Stockholders' Equity and Comprehensive Income (Loss)
         Fiscal years 1999, 1998, and 1997.................            113

Notes to Consolidated Financial Statements ................        114-133

Report of Management.......................................            134



Report of PricewaterhouseCoopers LLP.......................            134


         (a) 2. Financial Statement Schedules.

         The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Stockholders for the fiscal year ended June 30, 1999. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

PE Biosystems Group
-------------------

                                                                  10-K Page No.
                                                                  -------------
Report of Independent Accountants on Financial
         Statement Schedule....................................         41

Schedule II - Valuation and Qualifying Accounts and
         Reserves..............................................         42

PE Corporation
--------------

                                                                  10-K Page No.
                                                                  -------------
Report of Independent Accountants on Financial
          Statement Schedule...................................         43

Schedule II - Valuation and Qualifying Accounts and
         Reserves..............................................         44

         (a) 3. Exhibits.

 Exhibit
    No.
--------
2(1) Purchase Agreement dated as of March 8, 1999 between The Perkin Elmer Corporation and EG&G, Inc. (incorporated by reference to Exhibit 2.1) to Current Report on Form 8-K of Registrant dated May 28, 1999 (Commission file number 1-4389).

2(2) Agreement and Plan of Merger, dated August 23, 1997, among the Registrant, Seven Acquisition Corp. and PerSeptive Biosystems, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Registrant dated August 23, 1997 (Commission file number 1-4389)).

2(3) Stock Option Agreement, dated as of August 23, 1997, between the Registrant and PerSeptive Biosystems, Inc. (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated August 23, 1997 (Commission File No. 1-4389)).

2(4) Agreement and Plan of Merger dated March 10, 1999, among The Perkin-Elmer Corporation, a New York corporation, The Perkin-Elmer Corporation, a Delaware corporation, and PE Merger Corp., a New York corporation (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 (No. 333-67797) ).

3(i) Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (Commission file number 1-4389)).

3(ii) By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 1999 (Commission file number 1-4389)).

4(1) Three Year Credit Agreement dated June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Registrant, as amended July 20, 1995 (incorporated by reference to Exhibit 4(1) to Annual Report on Form 10-K of the Registrant for fiscal year ended June 30, 1995 (Commission file number 1-4389)).

4(2) Amendment dated March 31, 1996 to the Three Year Credit Agreement dated as of June 1, 1994, among Morgan Guaranty Trust Company, certain banks named in such Agreement, and the Registrant, as amended July 20, 1995 (incorporated by reference to Exhibit 4(2) to Annual Report on Form 10-K of the Registrant for fiscal year ended June 30, 1997 (Commission file number 1-4389)).

4(3) Rights Agreement between Registrant and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 (No. 333-67797)).

10(1) The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Registrant for the fiscal year ended July 31, 1988 (Commission file number 1-4389)).*

10(2) The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (No. 33-50847)).*

10(3) The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (No. 333-15189)).*

10(4) The Perkin-Elmer Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (No. 333-15259)).*

10(5) The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (No. 333-38713)).*

10(6) PerSeptive Biosystems, Inc. 1989 Stock Plan, as amended August 1, 1991 (incorporated by reference to Exhibit 3(I) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (Commission file number 1-4389)).*

10(7) PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission file No. 0-20032)).*

10(8) Molecular Informatics, Inc. 1997 Equity Ownership Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Commission file No. 333-42683)).*

10(9) PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Annex III to the Proxy Statement and Prospectus included in Registrant's Registration Statement on Form S-4 (No. 333-67797)).*

10(10) PE Corporation/Celera Genomics Group 1999 Stock Incentive Plan (incorporated by reference to Annex IV to the Proxy Statement and Prospectus included in Registrant's Registration Statement on Form S-4 (No. 333-67797)).*

10(11) Agreement dated September 12, 1995, between Registrant and Tony L. White (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(12) Deferred Compensation Contract dated September 15, 1994, between Registrant and Michael W. Hunkapiller (incorporated by reference to
         Exhibit 10(7) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(13) Change of Control Agreement dated September 12, 1995 between Registrant and Tony L. White (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(14) Employment Agreement dated November 16, 1995, between Registrant and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Registrant for fiscal year ended June 30, 1996 (Commission file number 1-4389)).*

10(15) Employment Agreement dated November 16, 1995, between Registrant and William B. Sawch (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Registrant for fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(16) Employment Agreement dated September 25, 1997, between Registrant and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(17) Letter Agreement dated June 24, 1997, between Registrant and Dennis L. Winger.(incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(18) Deferred Compensation Contract dated July 15, 1993 between Registrant and William B. Sawch (incorporated by reference to Exhibit 10(19) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(20)   Agreement dated April 28, 1999 between Registrant and J. Craig Venter.*

10(21) Pledge Agreement and Promissory Note between Registrant and Michael W. Hunkapiller (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1996 (Commission file number 1-4389)).*

10(22) Contingent Compensation Plan for Key Employees of The Perkin-Elmer Corporation, as amended through August 1, 1990 (incorporated by reference to Exhibit 10(5) to Annual Report on Form 10-K of the Registrant for the fiscal year ended July 31, 1992 (Commission file number 1-4389)).*

10(23) The Perkin-Elmer Corporation Supplemental Retirement Plan as amended through August 1, 1991 (incorporated by reference to Exhibit 10(6) to Annual Report on Form 10-K of the Registrant for the fiscal year ended July 31, 1991 (Commission file number 1-4389)).*

10(24) The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1, 1984, as amended through June 30, 1993 (incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1993 (Commission file number 1-4389)).*

10(25) 1993 Director Stock Purchase and Deferred Compensation Plan as amended through January 21, 1999 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1999 (Commission file number 1-4389)).*

10(26) The Performance Unit Bonus Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10(27) The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).

10(28) Deferred Compensation Plan, as amended and restated effective as of January 1, 1998 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (No. 333-45187).*

11 Computation of Net Income (Loss) per Share for the three years ended June 30, 1999 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 1999).

13 Annual Report to Stockholders for the fiscal year ended June 30, 1999 (to the extent incorporated herein by reference).

21       List of Subsidiaries.

23       Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule for the twelve months ended June 30, 1999.

27.2 Restated Financial Data Schedule for the three months ended September 30, 1998.

27.3     Restated Financial Data Schedule for the twelve months ended June 30,
         1998.

27.4     Restated Financial Date Schedule for the nine months ended March 31,
         1998.

27.5     Restated Financial Data Schedule for the six months ended December 31,
         1997.

27.6 Restated Financial Data Schedule for the three months ended September 30, 1997.

27.7     Restated Financial Data Schedule for the twelve months ended June 30,
         1997.



*        Management plan or compensatory plan or arrangement

Note: None of the Exhibits listed in Item 14(a) 3 above, except Exhibit 23, is included with this Form 10-K Annual Report. Registrant will furnish a copy of any such Exhibit upon written request to the Secretary at the address on the cover of this Form 10-K Annual Report accompanied by payment of $3.00 U.S. for each Exhibit requested.


         (b) Reports on Form 8-K.

         During the quarter ended June 30, 1999 Registrant filed a Current Report on Form 8-K dated May 20, 1999, and filed June 14, 1999, to report under
Item 2 thereof the sale of Registrant's Analytical Instruments business, and to report under Item 7 thereof certain pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PE CORPORATION


                                      By  /s/  WB Sawch
                                          --------------------------------------
                                          William B. Sawch
                                          Senior Vice President, General Counsel
                                          and Secretary

Date:  September 20, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.





/s/ Tony L. White                                             September 22, 1999
------------------------------------
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/ DL Winger                                                 September 17, 1999
------------------------------------
Dennis L. Winger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Vikram Jog                                                September 17, 1999
------------------------------------
Vikram Jog
Corporate Controller
(Principal Accounting Officer)





/s/ Joseph F. Abely, Jr                                       September 20, 1999
-------------------------------------
Joseph F. Abely, Jr.
Director


/s/ Richard H. Ayers                                          September 16, 1999
------------------------------------
Richard H. Ayers
Director


/s/ Jean-Luc Belingard                                        September 20, 1999
------------------------------------
Jean-Luc Belingard
Director


/s/ Robert H. Hayes                                           September 20, 1999
------------------------------------
Robert H. Hayes
Director


/s/ Arnold J. Levine                                          September 20, 1999
------------------------------------
Arnold J. Levine
Director


/s/ Theodore E. Martin                                        September 17, 1999
------------------------------------
Theodore E. Martin
Director


/s/ Georges C. St. Laurent, Jr.                               September 17, 1999
------------------------------------
Georges C. St. Laurent, Jr.
Director


/s/ Carolyn W. Slayman                                        September 20, 1999
------------------------------------
Carolyn W. Slayman
Director


/s/ Orin R. Smith                                             September 20, 1999
------------------------------------
Orin R. Smith
Director


/s/ James R. Tobin                                            September 20, 1999
------------------------------------
James R. Tobin
Director

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of PE Corporation


            Our audits of the combined financial statements of the PE Biosystems Group referred to in our report dated July 30, 1999 appearing in the 1999 Annual Report to Stockholders of PE Corporation (which report and combined financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP

Stamford, Connecticut
July 30, 1999

                               PE BIOSYSTEMS GROUP
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 1997

(Amounts in thousands)


                                                    ALLOWANCE FOR
                                                  DOUBTFUL ACCOUNTS
Balance at June 30, 1996 .........................     $4,515

Charged to income in fiscal year 1997 ............        655

Deductions from reserve in fiscal year 1997 ......     (1,330)

Balance at June 30, 1997 .........................      3,840

Charged to income in fiscal year 1998 ............      1,518

Deductions from reserve in fiscal year 1998 ......     (1,070)

Acquired Business (2) ............................        495

Balance at June 30, 1998 (1) .....................      4,783

Charged to income in fiscal year 1999 ............      2,101

Divested Business (2) ............................       (449)

Deductions from reserve in fiscal year 1999 ......     (1,917)

Balance at June 30, 1999 (1) .....................     $4,518



(1) Deducted in the Combined Statements of Financial Position from accounts receivable.
(2)  See Note 2 to the Combined Financial Statements.



                                    SCHEDULE II

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of PE Corporation


          Our audits of the consolidated financial statements of PE Corporation referred to in our report dated July 30, 1999 appearing in the 1999 Annual Report to Stockholders of PE Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP

Stamford, Connecticut
July 30, 1999

                                 PE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 1997

(Amounts in thousands)


                                                    ALLOWANCE FOR
                                                  DOUBTFUL ACCOUNTS
Balance at June 30, 1996 .........................     $4,515

Charged to income in fiscal year 1997 ............        655

Deductions from reserve in fiscal year 1997 ......     (1,330)

Balance at June 30, 1997 .........................      3,840

Charged to income in fiscal year 1998 ............      1,518

Deductions from reserve in fiscal year 1998 ......     (1,070)

Acquired Business (2) ............................        495

Balance at June 30, 1998 (1) .....................      4,783

Charged to income in fiscal year 1999 ............      2,101

Divested Business (2) ............................       (449)

Deductions from reserve in fiscal year 1999 ......     (1,917)

Balance at June 30, 1999 (1) .....................     $4,518



(1) Deducted in the Consolidated Statements of Financial Position from accounts receivable.
(2)  See Note 2 to the Consolidated Financial Statements.



                                    SCHEDULE II

                                 EXHIBIT INDEX

Exhibit
 Number                           Description
 ------                           -----------

10(20)   Agreement dated April 28, 1999 between Registrant and J. Craig Venter.*

13 Annual Report to Stockholders for the fiscal year ended June 30, 1999 (to the extent incorporated herein by reference).

21       List of Subsidiaries.

23       Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule for the twelve months ended June 30, 1999.

27.2 Restated Financial Data Schedule for the three months ended September 30, 1998.

27.3     Restated Financial Data Schedule for the twelve months ended June 30,
         1998.

27.4     Restated Financial Date Schedule for the nine months ended March 31,
         1998.

27.5     Restated Financial Data Schedule for the six months ended December 31,
         1997.

27.6 Restated Financial Data Schedule for the three months ended September 30, 1997.

27.7     Restated Financial Data Schedule for the twelve months ended June 30,
         1997.