Form 10-Q
period 1999-09-30
PE CORP
filed 1999-11-15
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes x No ____

As of the close of business on November 11, 1999, there were 103,073,602 shares of PE Corporation - PE Biosystems Group Common Stock and 25,972,082 shares of PE Corporation - Celera Genomics Group Common Stock outstanding.

                                 PE CORPORATION
                                      INDEX

Part I.  Financial Information                                                                           Page

    A.  PE Biosystems Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three Months Ended September 30, 1999 and 1998                                            1

                   Condensed Combined Statements of Financial Position at
                   September 30, 1999 and June 30, 1999                                                      2

                   Condensed Combined Statements of Cash Flows for the
                   Three Months Ended September 30, 1999 and 1998                                            3

                   Notes to Unaudited Condensed Combined Financial Statements                                4 - 7

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                             8 - 17

    B.  Celera Genomics Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three Months Ended September 30, 1999 and 1998                                           18

                   Condensed Combined Statements of Financial Position at
                   September 30, 1999 and June 30, 1999                                                     19

                   Condensed Combined Statements of Cash Flows for the
                   Three Months Ended September 30, 1999 and 1998                                           20

                   Notes to Unaudited Condensed Combined Financial Statements                               21 - 22

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                            23 - 30

    C.  PE Corporation Consolidated

        Item 1.    Financial Statements
                   Condensed Consolidated Statements of Operations for the
                   Three Months Ended September 30, 1999 and 1998                                           31

                   Condensed Consolidated Statements of Financial Position at
                   September 30, 1999 and June 30, 1999                                                     32

                   Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended September 30, 1999 and 1998                                           33

                   Notes to Unaudited Condensed Consolidated Financial Statements                           34 - 39

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                            40 - 49

Part II.  Other Information                                                                                 50

                               PE BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                   (unaudited)

             (Dollar amounts in thousands except per share amounts)

                                                                              Three months ended
                                                                                September 30,

                                                                           1999                  1998
                                                                    -----------------     -----------------
Net Revenues                                                         $       292,255       $       251,204
Cost of sales                                                                137,499               112,229
                                                                    -----------------     -----------------

Gross Margin                                                                 154,756               138,975
                                                                    -----------------     -----------------

Selling, general and administrative                                           77,737                72,687
Research, development and engineering                                         32,032                32,297
Merger costs                                                                                           938
                                                                    -----------------     -----------------

Operating Income                                                              44,987                33,053
Interest expense                                                               2,213                   802
Interest income                                                                4,245                   490
Other (expense) income, net                                                   (4,580)                1,706
                                                                    -----------------     -----------------

Income Before Income Taxes                                                    42,439                34,447

Provision for income taxes                                                    12,732                 9,842
Minority interest                                                                                    3,108
                                                                    -----------------     -----------------

Income From Continuing Operations                                             29,707                21,497
Loss From Discontinued
  Operations, Net of Income Taxes                                                                     (879)
                                                                    -----------------     -----------------

Net Income                                                           $        29,707       $        20,618
                                                                    =================     =================

Net Income per Share (see Note 4)

  Basic                                                              $           .29
  Diluted                                                            $           .28

Dividends per Share                                                  $          .085


 See accompanying notes to the PE Biosystems group unaudited condensed combined financial statements.

                               PE BIOSYSTEMS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION

                          (Dollar amounts in thousands)

                                                                    At September 30,          At June 30,
                                                                          1999                   1999
                                                                  ------------------       -----------------
Assets                                                               (unaudited)
Current assets
  Cash and cash equivalents                                        $        162,665         $       236,530
  Note receivable                                                           150,000                 150,000
  Accounts receivable, net                                                  322,823                 306,225
  Inventories                                                               164,352                 149,670
  Prepaid expenses and other current assets                                  92,777                  75,801
                                                                  ------------------       -----------------
Total current assets                                                        892,617                 918,226

Property, plant and equipment, net                                          187,774                 182,183

Other long-term assets                                                      285,839                 247,141
                                                                  ------------------       -----------------

Total Assets                                                       $      1,366,230         $     1,347,550
                                                                  ==================       =================

Liabilities and Group Equity
Current liabilities
  Loans payable                                                    $         10,057         $         3,911
  Note payable to the Celera Genomics group                                 150,000                 150,000
  Tax benefit payable to the Celera Genomics group                            7,490                   9,935
  Accounts payable                                                          132,136                 147,704
  Accrued salaries and wages                                                 29,027                  43,316
  Accrued taxes on income                                                   127,971                 132,170
  Other accrued expenses                                                    151,281                 156,552
                                                                  ------------------       -----------------
Total current liabilities                                                   607,962                 643,588

  Long-term debt                                                             35,745                  31,452
  Other long-term liabilities                                               115,026                 138,178
                                                                  ------------------       -----------------
Total Liabilities                                                           758,733                 813,218

Group Equity                                                                607,497                 534,332
                                                                  ------------------       -----------------

Total Liabilities and Group Equity                                 $      1,366,230         $     1,347,550
                                                                  ==================       =================


 See accompanying notes to the PE Biosystems group unaudited condensed combined financial statements.

                               PE BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                          (Dollar amounts in thousands)

                                                                                     Three months ended
                                                                                       September 30,

                                                                                   1999              1998
                                                                               ------------       -----------
 Operating Activities from Continuing Operations
 Income from continuing operations                                              $   29,707         $  21,497
 Adjustments to reconcile income from continuing operations
   to net cash used by operating activities
     Depreciation and amortization                                                  13,153             8,994
     Long-term compensation programs                                                 2,137               642
     Deferred income taxes                                                           4,025            (1,741)
 Changes in operating assets and liabilities
     Increase in accounts receivable                                                (6,753)           (1,971)
     Increase in inventories                                                       (10,465)          (19,097)
     Increase in prepaid expenses and other assets                                 (24,997)           (5,110)
     Decrease in accounts payable and other liabilities                            (69,050)          (19,430)
                                                                               ------------       -----------

 Net Cash Used by Operating Activities                                             (62,243)          (16,216)
                                                                               ------------       -----------

 Investing Activities from Continuing Operations
 Additions to property, plant and equipment
   (net of disposals of $372 and $506, respectively)                               (14,522)          (21,583)
 Investment, net                                                                      (125)
 Proceeds from the sale of assets, net                                                                14,301
                                                                               ------------       -----------

 Net Cash Used by Investing Activities                                             (14,647)           (7,282)
                                                                               ------------       -----------

 Net Cash Used by Continuing Operations Before Financing Activities                (76,890)          (23,498)
                                                                               ------------       -----------

 Discontinued Operations

 Net cash (used) provided by operating activities                                   (4,561)            1,542
 Net cash used by investing activities                                                               (19,276)
                                                                               ------------       -----------

 Net Cash Used by Discontinued Operations
     Before Financing Activities                                                    (4,561)          (17,734)
                                                                               ------------       -----------

 Financing Activities
 Net change in loans payable                                                         5,537            43,837
 Principal payments on long-term debt                                                                 (5,297)
 Dividends                                                                          (8,748)           (8,396)
 Proceeds from stock issued for stock plans                                          7,335             6,375
 Net cash allocated to the Celera Genomics group                                                      (8,535)
                                                                               ------------       -----------

 Net Cash Provided by Financing Activities                                           4,124            27,984
                                                                               ------------       -----------
 Effect of Exchange Rate Changes on Cash                                             3,462             2,231
                                                                               ------------       -----------
 Net Change in Cash and Cash Equivalents                                           (73,865)          (11,017)

 Cash and Cash Equivalents Beginning of Period                                     236,530            82,865
                                                                               ------------       -----------

 Cash and Cash Equivalents End of Period                                        $  162,665         $  71,848
                                                                               ============       ===========



 See accompanying notes to the PE Biosystems group unaudited condensed combined financial statements.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in PE Corporation's ("PE's" or the "Company's") 1999 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

The unaudited condensed combined financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the combined financial statements have been reclassified for comparative purposes.

The PE Biosystems group's and the Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

Effective May 28, 1999, the Company completed the sale of its Analytical Instruments business to EG&G, Inc. Analytical Instruments, formerly a unit of the Company's PE Biosystems group, develops, manufactures, markets, sells, and services analytical instruments used in a variety of markets. As part of the sale, the rights to the "Perkin-Elmer" name were transferred to EG&G. The transaction is subject to post-closing adjustments pursuant to the terms of the agreement with EG&G.

The PE Biosystems group's combined financial statements were restated to reflect the operating results of the Analytical Instruments business as discontinued operations for the three months ended September 30, 1998.

NOTE 3 - COMPREHENSIVE INCOME

Accumulated other comprehensive income included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three month period ended September 30, 1999 and 1998 is presented in the following table:

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


(Dollar amounts in millions)                                  Three months ended
                                                                 September 30,
                                                             1999            1998
                                                           --------        --------
 Net income                                                 $ 29.7          $ 20.6
 Other comprehensive income, net of tax
   Foreign currency translation adjustment                    12.9             6.2
   Unrealized gain (loss) on investments, net                 32.6            (4.0)
                                                           --------        --------
 Other comprehensive income                                   45.5             2.2
                                                           --------        --------
 Comprehensive income                                       $ 75.2          $ 22.8
                                                           ========        ========


NOTE 4 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share:

                                                            Three months ended
(Amounts in thousands                                          September 30,
  except per share amounts)                                        1999
                                                                ----------
Weighted average number of common
  shares used in the calculation of basic
  earnings per share                                              102,852

Common stock equivalents                                            3,635
                                                                 ---------

Shares used in the calculation of diluted
  earnings per share                                              106,487
                                                                 =========

Net income used in the calculation of
  basic and diluted earnings per share                           $ 29,707
                                                                 =========

Net income per share
   Basic                                                         $    .29
   Diluted                                                       $    .28

On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock. Therefore, the reconciliation for the three months ended September 30, 1998 is omitted since PE Biosystems Group Common Stock was not part of the capital structure of the Company during such period.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                           September 30,             June 30,
                                                            1999                   1999
                                                         ---------              ---------
Raw materials and supplies                                $  42.7                $  42.8
Work-in-process                                               8.5                   10.3
Finished products                                           113.2                   96.6
                                                         ---------              ---------
Total inventories                                         $ 164.4                $ 149.7
                                                         =========              =========

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                               Three months ended
                                                              September 30,
                                                            1999         1998
                                                          --------      --------
Interest                                                   $   .3        $   .6
Interest paid to the Celera Genomics group                 $  2.0
Income taxes                                               $   .6        $  5.7
Tax benefits paid to the Celera Genomics group             $  9.9
Significant non-cash investing
  and financing activities
     Unrealized gain (loss) on investments                 $ 32.6        $ (4.0)


NOTE 7 - FINANCIAL INSTRUMENTS

The PE Biosystems group utilizes foreign exchange forward, option, and synthetic forward contracts and an interest rate swap agreement to manage foreign currency and interest rate exposures. The principal objective of these contracts is to minimize the risks and/or costs associated with global financial and operating activities. The PE Biosystems group does not use derivative financial instruments for trading or other speculative purposes, nor is the PE Biosystems group a party to leveraged derivatives.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


At September 30, 1999 and June 30, 1999, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the following table:

(Dollar amounts in millions)                                September 30, 1999                        June 30, 1999
                                                           Sale             Purchase             Sale              Purchase
                                                        ---------           --------          ---------            --------
Japanese Yen                                             $ 102.0             $   .5            $ 104.2              $  6.0
French Francs                                                1.3                                   4.3
Australian Dollars                                           8.3                                  12.0
German Marks                                                19.3                3.5               25.4
Italian Lira                                                 2.5                                  10.4                 2.6
British Pounds                                              16.1               41.2               18.6                50.6
Swiss Francs                                                 7.3                 .7                7.5                  .7
Swedish Krona                                                9.7                                   8.9
Danish Krona                                                 6.7                                   8.1
Singapore Dollars                                            4.5                4.7                9.3                 3.3
Netherland Guilders                                                                                                   16.1
Euro                                                        32.0               39.1               28.2
Other                                                       13.5                 .7               17.1
                                                        ---------           --------          ---------            --------
Total                                                    $ 223.2             $ 90.4            $ 254.0              $ 79.3
                                                        =========           ========          =========            ========

NOTE 8 - RESTRUCTURING AND OTHER MERGER COSTS

At September 30, 1999, the remaining accrual balance related to the fiscal 1998 restructuring charge for the integration of PerSeptive Biosystems, Inc. was $5.0 million, consisting of $3.0 million relating to personnel costs and $2.0 million relating to facility consolidation and asset related write-off costs (see Note 10 to the PE Biosystems group's combined financial statements in the Company's 1999 Annual Report to Stockholders).

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The following discussion should be read in conjunction with the PE Biosystems group's condensed combined financial statements and related notes and PE Corporation's ("PE's" or the "Company's") condensed consolidated financial statements and related notes included in this report; the PE Biosystems group's "Management's Discussion and Analysis" appearing on pages 38 - 47 of the Company's Annual Report to Stockholders; and PE Corporation's "Management's Discussion and Analysis" appearing on pages 97 - 109 of the Company's 1999 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations we refer to the impact on our reported results of the movement in foreign currency exchange rates from one reporting period to another as "foreign currency translation."

Events Impacting Comparability

Discontinued Operations. Effective May 28, 1999, we completed the sale of our Analytical Instruments business to EG&G, Inc. Analytical Instruments, formerly a unit of the PE Biosystems group, develops, manufactures, markets, sells, and services analytical instruments used in a variety of markets. As part of the sale, the rights to the "Perkin-Elmer" name were transferred to EG&G. The transaction is subject to post-closing adjustments pursuant to the terms of the agreement with EG&G.

Amounts previously reported for Analytical Instruments have been reclassified and stated as discontinued operations. See Note 15 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders.

Disposition. During the fourth quarter of fiscal 1999, we divested our interest in Tecan AG.

Merger-related costs.   The Company incurred merger-related period costs of $.9
million in the first quarter of fiscal 1999 in connection with the integration of PerSeptive into the Company. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders.

Results of Continuing Operations for the Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

The PE Biosystems group reported income from continuing operations of $29.7 million for the first quarter of fiscal 2000 compared with $21.5 million for the first quarter of fiscal 1999. On a comparable basis, excluding Tecan and the $.9 million of merger-related period costs incurred in the first quarter of fiscal 1999, income from continuing operations increased 33.2% to $29.7 million for the first quarter of fiscal 2000 compared with $22.3 million for the prior period. This increase is attributable to the growth in net revenues and lower operating expenses as a percent

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


of net revenues. Offsetting the lower operating expenses were non-operating costs related to the PE Biosystems group's foreign currency management program.

Net revenues were $292.3 million for the first quarter of fiscal 2000 compared with $251.2 million for the first quarter of fiscal 1999. Excluding the results of Tecan in the prior year, revenues increased 30.7% compared with the prior year. The effects of foreign currency translation increased net revenues by approximately 2% compared with the prior year. Net revenues from shipments to the Celera Genomics group were $11.7 million for the first quarter of fiscal 2000, or 4% of the PE Biosystems group's net revenues, as compared with $.4 million for the first quarter of fiscal 1999.

Geographically, excluding the net revenues of Tecan for the first quarter of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. Revenues increased 25.2% in the United States, 23.1% in Europe, 65.8% in the Far East and 29.2% in Latin America and other markets, compared with the first quarter of the prior fiscal year. Increased demand for genetic analysis products, sequence detection systems, and liquid chromatography/mass spectrometry ("LC/MS") products contributed to the growth.

Gross margin as a percentage of net revenues was 53.0% for the first quarter of fiscal 2000 compared with 55.3% for the first quarter of fiscal 1999. The decrease was primarily the result of a change in product mix. Higher unit sales of reagents to support genetic analysis systems and increased royalty and contract licensing revenues were the primary contributors for the higher gross margin percentage for the first quarter of fiscal 1999.

SG&A expenses were $77.7 million for the first quarter of fiscal 2000 compared with $72.7 million for the first quarter of fiscal 1999, an increase of 6.9%. Excluding Tecan, SG&A expenses for the PE Biosystems group increased 20.7% for the first quarter of fiscal 2000 compared with the first quarter of the prior year. This increase was due to higher planned expenses, reflecting the growth in sales and orders. As a percentage of net revenues, excluding Tecan, SG&A expenses were 26.6% for the first quarter of fiscal 2000 compared with 28.8% for the prior year.

R&D expenses were $32.0 million for the first quarter of fiscal 2000 compared with $32.3 million for the prior year. Excluding Tecan, R&D expenses increased 9.9% compared with first quarter of the prior year. As a percentage of net revenues, excluding Tecan, R&D expenses were 11.0% for the first quarter of fiscal 2000 compared with 13.1% for the first quarter of the prior year.

The Company incurred merger-related period costs of $.9 million for the first quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders.

Operating income increased to $45.0 million for the first quarter of fiscal 2000 compared with $33.1 million for the prior year. On a comparable basis, excluding the results of Tecan and the merger-

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

related period costs incurred in the first quarter of fiscal 1999, operating income increased 52.5% for the first quarter of fiscal 2000 compared with the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products introduced over the past year. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the results of Tecan and merger-related costs for the first quarter of fiscal 1999, increased to 15.4% for the first quarter of fiscal 2000 compared with 13.2% for the prior year.

Interest expense was $2.2 million for the first quarter of fiscal 2000 compared with $.8 million for the prior year. This increase was primarily due to the interest on the note payable to the Celera Genomics group, as well as slightly higher average interest rates. Interest income was $4.2 million for the first quarter of fiscal 2000 compared with $.5 million for the prior year, which included interest on the note receivable from EG&G relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

Other expense, net for the first quarter of fiscal 2000 was $4.6 million, primarily related to costs associated with the Company's traditional foreign currency hedging program of its projected cash flows. Other income, net was $1.7 million for the first quarter of fiscal 1999, and primarily related to a legal settlement.

The effective income tax rate was 30% for the first quarter of fiscal 2000 compared with 29% for the prior year. Excluding Tecan and the special items in the first quarter of fiscal 1999, the effective income tax rate was 28%. See
Note 1 to the PE Biosystems group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the first quarter of fiscal 1999, the PE Biosystems group incurred minority interest expense of $3.1 million relating to the Company's 14.5% financial interest in Tecan.

Market Risk

The PE Biosystems group operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For the first quarter of fiscal 2000 and fiscal 1999, the PE Biosystems group derived approximately 49% and 47%, respectively, of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The risk management strategy for the PE Biosystems group utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses on the derivatives. The PE Biosystems group does not use derivative financial instruments for trading or other speculative purposes, nor is the PE

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Biosystems group a party to leveraged derivatives. At September 30, 1999 and June 30, 1999, outstanding hedge contracts covered approximately 80% of the estimated exposures related to foreign currency cash flows to be realized over the next twelve months. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing over the next twelve months.

The Company performed sensitivity analyses as of September 30, 1999 and June 30, 1999. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. Dollar at September 30, 1999, the Company calculated a hypothetical loss of $17.6 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged at September 30, 1999. Performing the same hypothetical calculation at June 30, 1999, the Company calculated a hypothetical loss of $6.1 million. These hypothetical analyses exclude the impact of foreign currency translation on PE Biosystems group's operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements, actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, PE executed an interest rate swap, allocated to the PE Biosystems group, in conjunction with PE entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, PE pays a fixed rate of interest at 2.1% and receives a floating LIBOR interest rate. At September 30, 1999, the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion or $35.7 million. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Financial Resources and Liquidity

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $162.7 million at September 30, 1999 compared with $236.5 million at June 30, 1999, with total debt of $195.8 million at September 30, 1999 compared with $185.4 million at June 30, 1999. Working capital was $284.7 million at September 30, 1999 compared with $274.6 million at June 30, 1999. Debt to total capitalization decreased to 24% at September 30, 1999 from 26% at June 30, 1999.

Other long-term assets increased $38.7 million to $285.8 million at September 30, 1999 from $247.1 million at June 30, 1999, primarily as a result of a net increase in value of the Company's minority equity investments.

Accounts payable decreased $15.6 million to $132.1 million at September 30, 1999 from $147.7 million at June 30, 1999. Payments for higher purchases incurred during the fourth quarter of fiscal

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

1999, which were made to support increased production and operating requirements, contributed to the decrease.

Accrued salaries and wages decreased $14.3 million to $29.0 million at September 30, 1999 from $43.3 million at June 30, 1999 reflecting timing of payments.

Condensed Combined Statements of Cash Flows. Net cash used by operating activities from continuing operations was $62.2 million for the first three months of fiscal 2000 compared with $16.2 million for the same period in fiscal 1999. For the first three months of fiscal 2000, higher income-related cash flow was more than offset by higher payments to suppliers and payments of certain compensation accruals, as well as higher prepaid expenses and other assets, and accounts receivable.

Net cash used by investing activities from continuing operations was $14.6 million for the first three months of fiscal 2000 compared with $7.3 million for the first three months of fiscal 1999. In the first quarter of fiscal 2000, the PE Biosystems group's capital expenditures were $14.9 million, which included $2.8 million related to improvement of its information technology infrastructure. For the first quarter of fiscal 1999, the PE Biosystems group generated $14.3 million in net cash proceeds from the sale of certain non-operating assets. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $22.1 million, which included $1.3 million related to improvement of the information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane.

Net cash used by discontinued operations was $4.6 million for the first three months of fiscal 2000 compared with $17.7 million for the first three months of fiscal 1999. The fiscal 2000 use of $4.6 million was for transaction-related payments and other cash outlays associated with the divestiture of the analytical instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $4.1 million for the first quarter of fiscal 2000 compared with $28.0 million for the prior period. For the first quarter of fiscal 2000, the PE Biosystems group received $7.3 million in proceeds from employee stock option exercises compared with $6.4 million for the prior period. Loans payable increased $5.5 million for the first quarter of fiscal 2000 compared with an increase of $43.8 million for the prior year. The first quarter of fiscal 1999 included a payment of $5.3 million for the retirement of foreign debt and $8.5 million of cash allocated to the Celera Genomics group.

Year 2000

In fiscal 1997, PE initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on our existing internal computer systems; our non-information technology systems, including embedded and process control systems; our product offerings; and our significant suppliers. The purpose of this program is to ensure the event does not have a material adverse effect on our business operations.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The operations of the PE Biosystems group are included within this program. At this time, PE is not able to determine the relative resources required to implement this program in the PE Biosystems group. However, PE believes that a substantial portion of the resources required were allocated to the PE Biosystems group.

Regarding PE's existing internal computer systems, the program involves a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement of applications developed in-house. Replacement projects are currently underway, and are anticipated to be substantially completed for all business-critical systems worldwide by December 31, 1999. The program includes replacement of applications that, for reasons other than Year 2000 noncompliance, had been previously selected for replacement. The replacement projects, which began in fiscal 1997, are expected to offer improved functionality and commonality over current systems, while at the same time addressing the Year 2000 problem.

With respect to PE's current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. Significant progress has been made in each of these three phases and PE expects the PE Biosystems group's current product offerings to be Year 2000 compliant by December 31, 1999. A substantial portion of the PE Biosystems group's current product offerings is Year 2000 compliant.

The program also addresses the Year 2000 compliance efforts of PE's significant suppliers, vendors, and third-party interface systems. As part of this analysis, PE has identified and prioritized these suppliers, vendors, and third parties and has sought written assurances from them that they will be Year 2000 compliant. The vast majority of PE's third-party suppliers and vendors have met the standards of the program; however, PE is aggressively pursuing the few remaining companies that have compliance end dates in the last calendar quarter of 1999. There can be no assurance that the systems of other companies with which PE deals, or on which PE's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on PE. PE has not fully determined the extent to which PE's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant but is addressing this issue in our contingency plans noted below.

As of the date of this filing, PE was over 95% complete in accomplishing the objectives established in its program. Remediation of all business-critical applications has been completed. PE's preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs have been met with amounts that are normally budgeted for procurement and maintenance of PE's information systems, production, and facilities equipment. The redirection of spending to implement Year 2000 compliance plans has in some instances delayed productivity improvements.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

PE has also engaged a consulting firm to provide periodic assessments of PE's Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, PE has created a Year 2000 business continuity planning team which has developed, and will continue to develop, business contingency plans to address issues that may not be corrected by implementation of PE's Year 2000 compliance plan in a timely manner. Contingency plans include identification of systems and third party risks, an analysis of strategies and available resources to restore operations, and a recovery program that identifies participants, processes, and significant equipment. If PE is not successful in implementing its Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing such changes, the Year 2000 problem could have a materially adverse effect on PE's consolidated results of operations and financial condition.

At this stage of the process, PE believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case Year 2000 scenario would be the failure of significant suppliers and vendors to have corrected their own Year 2000 issues which could cause disruption of PE's operations and have a materially adverse effect on PE's financial condition. The impact of such disruption cannot be estimated at this time. In the event PE believes that any of its significant suppliers or vendors are unlikely to be able to resolve their own Year 2000 issues, PE's contingency plans include seeking additional sources of supply.

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

The PE Biosystems group is currently evaluating the impact the euro conversion may have on its computer and financial systems, business processes, market risk, and price competition. The PE Biosystems group does not expect this conversion to have a material impact on its results of operations, financial position, or cash flows.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

derivative and the resulting designation. The PE Biosystems group is required to implement the statement in the first quarter of fiscal 2001. Management is currently analyzing the statement to determine the impact, if any, on the combined financial statements.

Outlook

The PE Biosystems group expects to continue to grow and maintain profitability for fiscal 2000 on the strength of robust demand and several new products. Fiscal 2000 will focus on growing product lines across a broad array of base technologies and exploring the needs of evolving markets. Orders were particularly strong for market-leading products for gene expression and SNP (single nucleotide polymorphism) analysis from sequence detection systems. Compared with last year's first quarter, orders for these products grew more than 100 percent. The Group continued to receive strong order growth for its mass spectrometry products, genetic analysis systems, and products used in standardized testing, such as forensics, that are driven by molecular biology-based reagents. PE Biosystems also reported very strong growth in its Japanese business, in part from increases in government funding for genomic research projects. At September 30, 1999, backlog increased slightly as compared with June 30, 1999.

We remain concerned about adverse currency effects because approximately 50% of the PE Biosystems group's revenues were derived from regions outside the United States for fiscal 1999.

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

Rapidly changing technology in life sciences could make PE Biosystems' product line obsolete unless it continues to improve existing products and develop new products. A significant portion of the net revenues for PE Biosystems each year is derived from products that did not exist in the prior year. PE Biosystems' future success will depend on its ability to continually improve its current products and to develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers. PE Biosystems' products are based on complex technology which is subject to

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


rapid change as new technologies are developed and introduced in the marketplace. Unanticipated difficulties or delays in replacing existing products with new products could adversely affect PE Biosystems' future operating results.

A significant portion of sales depends on customers' capital spending policies and government funding which may be subject to significant and unexpected decreases. A significant portion of PE Biosystems' instrument product sales are capital purchases by its customers. PE Biosystems' customers include pharmaceutical, environmental, research and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for PE Biosystems' products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for PE Biosystems' products.

In addition, a substantial portion of PE Biosystems' sales is to customers at universities or research laboratories whose funding is dependent on both the level and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures, particularly in the United States and Japan, may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase PE Biosystems' products were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, the business of PE Biosystems could be adversely affected.

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

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Since PE Biosystems' business is dependent on foreign sales, fluctuating currencies will make our revenues and operating results more volatile. Approximately 50% of PE Biosystems' net revenues during fiscal 1999 were derived from sales to customers outside of the United States. The majority of these sales was based on the relevant customer's local currency. As a result, PE Biosystems' reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond PE Biosystems' control.

Integrating acquired technologies may be costly and may not result in technological advances. The future growth of PE Biosystems depends in part on its ability to acquire complementary technologies through acquisitions and investments. Since January 1, 1996, PE Biosystems has acquired a number of companies, including PerSeptive Biosystems, Inc., Molecular Informatics, Inc., and Tropix, Inc., and made investments in others. The consolidation of employees, operations, and marketing and distribution methods could present significant managerial challenges. For example, PE Biosystems may encounter operational difficulties in the integration of manufacturing or other facilities. In addition, technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all.

Failure of PE Biosystems' Year 2000 compliance plan or failure of the compliance plans of PE Biosystems' limited source suppliers could materially disrupt the sales of affected products. In fiscal 1997, PE Biosystems initiated a world-wide program to assess the expected impact of the Year 2000 date recognition problem on our existing computer systems; non-information technology systems, including embedded and process-control systems; product offerings; and significant suppliers. Portions of this program are not expected to be completed until December 31, 1999. If we are not successful in implementing our Year 2000 compliance plan, or if our limited source suppliers are not successful in implementing compliance plans, the Year 2000 problem could materially disrupt PE Biosystems' sales of affected products.

Earthquakes could disrupt operations in California. A significant portion of PE Biosystems' operations is located near major California earthquake faults. The ultimate impact of earthquakes on PE Biosystems, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)

                                                                                Three months ended
                                                                                  September 30,
                                                                            1999                   1998
                                                                     ------------------     ------------------
Net Revenues                                                          $          8,279       $          3,916

Costs and Expenses
Research and development                                                        32,164                  4,677
Selling, general and administrative                                              8,407                  4,792
                                                                     ------------------     ------------------

Operating Loss                                                                 (32,292)                (5,553)
Interest expense                                                                    51
Interest income                                                                  2,033
                                                                     ------------------     ------------------

Loss Before Income Taxes                                                       (30,310)                (5,553)

Benefit for income taxes                                                        10,912                  1,944
                                                                     ------------------     ------------------

Net Loss                                                              $        (19,398)      $         (3,609)
                                                                     ==================     ==================

Net Loss per Share (see Note 2)
  Basic and diluted                                                   $           (.75)


See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                  At September 30,          At June 30,
                                                                       1999                     1999
                                                                 -----------------        -----------------
Assets                                                             (unaudited)
Current assets
  Cash and cash equivalents                                       $        80,052          $        71,491
  Note receivable from the PE Biosystems group                            150,000                  150,000
  Tax benefit receivable from the PE Biosystems group                       7,490                    9,935
  Accounts receivable, net                                                  6,645                    3,276
  Prepaid expenses and other current assets                                 7,743                    3,454
                                                                 -----------------        -----------------
Total current assets                                                      251,930                  238,156

Property, plant and equipment, net                                        107,542                  104,192

Other long-term assets                                                      2,253                    2,372
                                                                 -----------------        -----------------

Total Assets                                                      $       361,725          $       344,720
                                                                 =================        =================

Liabilities and Group Equity
Current liabilities
  Loans payable                                                   $        46,000          $             -
  Accounts payable                                                          9,870                   19,861
  Accrued salaries and wages                                                3,027                    4,179
  Deferred revenues                                                         9,043                   12,032
  Other accrued expenses                                                    8,795                    9,281
                                                                 -----------------        -----------------
Total current liabilities                                                  76,735                   45,353

  Other long-term liabilities                                               5,511                    5,500
                                                                 -----------------        -----------------
Total Liabilities                                                          82,246                   50,853

Group Equity                                                              279,479                  293,867
                                                                 -----------------        -----------------

Total Liabilities and Group Equity                                $       361,725          $       344,720
                                                                 =================        =================


See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                             CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                      Three months ended
                                                                                         September 30,
                                                                                  1999                   1998
                                                                            ----------------       ----------------
 Operating Activities
 Net loss                                                                    $      (19,398)        $       (3,609)
 Adjustments to reconcile net loss to net
   cash used by operating activities
     Depreciation and amortization                                                    4,487                    411
     Deferred income taxes                                                           (3,422)
 Changes in operating assets and liabilities
     Decrease (increase) in tax benefit receivable
       from the PE Biosystems group                                                   2,445                 (1,944)
     Increase in accounts receivable                                                 (3,369)                (2,477)
     Increase in prepaid expenses and other assets                                     (829)                    (8)
     Decrease in deferred revenues                                                   (2,989)
     (Decrease) increase in accounts payable and other liabilities                   (3,518)                 1,331
                                                                            ----------------       ----------------

 Net Cash Used by Operating Activities                                              (26,593)                (6,296)
                                                                            ----------------       ----------------

 Investing Activities
 Additions to property, plant and equipment                                         (14,069)                (2,239)
                                                                            ----------------       ----------------

 Net Cash Used by Investing Activities                                              (14,069)                (2,239)
                                                                            ----------------       ----------------

 Financing Activities
 Net change in loans payable                                                         46,000
 Net cash allocated from the PE Biosystems group                                                             8,535
 Proceeds from stock issued for Celera Genomics group stock plans                     3,223
                                                                            ----------------       ----------------

 Net Cash Provided by Financing Activities                                           49,223                  8,535
                                                                            ----------------       ----------------

 Net Change in Cash and Cash Equivalents                                              8,561

 Cash and Cash Equivalents Beginning of Period                                       71,491
                                                                            ----------------       ----------------

 Cash and Cash Equivalents End of Period                                     $       80,052         $            -
                                                                            ================       ================


See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in PE Corporation's ("PE's" or the "Company's") 1999 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

The unaudited condensed combined financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the combined financial statements have been reclassified for comparative purposes.

The Celera Genomics group's and the PE Biosystems group's combined financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE 2 - LOSS PER SHARE

The following table presents a reconciliation of basic and diluted loss per share:


                                                            Three months ended
(Amounts in thousands                                          September 30,
  except per share amounts)                                        1999
                                                                ----------
Weighted average number of common
  shares used in the calculation of basic
  loss per share                                                   25,733

Common stock equivalents                                                -
                                                                 ---------

Shares used in the calculation of
  diluted loss per share                                           25,733
                                                                 =========

Net loss used in the calculation of
  basic and diluted loss per share                               $(19,398)
                                                                 =========

Net loss per share
   Basic and diluted                                             $   (.75)

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-Celera Genomics Group Common Stock and PE Corporation-PE Biosystems Group Common Stock. Therefore, the reconciliation for the three months ended September 30, 1998 is omitted since Celera Genomics Group Common Stock was not part of the capital structure of the Company during such period.

Options and warrants to purchase 6.9 million shares of Celera Genomics Group Common stock were outstanding at September 30, 1999, but were not included in the computation of diluted loss per share because the effect was antidilutive.

NOTE 4 - LOANS PAYABLE

Loans payable consisted of $46 million of commercial paper with an average interest rate of 5.7% at September 30, 1999.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The following discussion should be read in conjunction with the Celera Genomics group's condensed combined financial statements and related notes and PE Corporation's ("PE's" or the "Company's") condensed consolidated financial statements and related notes included in this report; the Celera Genomics group's "Management's Discussion and Analysis" appearing on pages 74 - 79 of the Company's 1999 Annual Report to Stockholders; and PE Corporation's "Management's Discussion and Analysis" appearing on pages 97 - 109 of the Company's 1999 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Results of Operations for the Three Months Ended September 30, 1999 compared with the Three Months Ended September 30, 1998

The Celera Genomics group reported a net loss of $19.4 million for the first quarter of fiscal 2000, compared with a net loss of $3.6 million for the first quarter of fiscal 1999. The increase in the net loss reflected the continued establishment of operations to support the expanded sequencing, data management, and software development activities of the business.

Net revenues for the Celera Genomics group were $8.3 million for the first quarter of fiscal 2000 compared with $3.9 million for the first quarter of fiscal 1999. The increased revenues were primarily a result of subscriptions initiated during the second half of fiscal 1999. Revenues for genotyping and genomic contract services remained essentially unchanged with the prior year.

R&D expenses increased $27.5 million to $32.2 million for the first quarter of fiscal 2000 from $4.7 million for the first quarter of fiscal 1999 primarily as a result of establishing and operating the sequencing facility and computing center of the genomic database business. Increased staffing related to sequencing operations also contributed to the increase in R&D expenses.

SG&A expenses were $8.4 million for the first quarter of fiscal 2000 compared with $4.8 million for the first quarter of fiscal 1999. The increase was primarily related to the start-up and ongoing operations of the genomic database business. Corporate expenses and administrative shared services were $1.4 million for the first quarter of fiscal 2000 compared with $1.0 million for the first quarter of fiscal 1999.

Interest expense was $.1 million for the first quarter of fiscal 2000 as a result of the Company's financing for the purchase of the Rockville, Maryland facilities. Interest income was $2.0 million for the first quarter of fiscal 2000, which was primarily attributable to interest on the $150 million note receivable from the PE Biosystems group.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


The effective income tax rate was 36% for the first quarter of fiscal 2000 and 35% for the first quarter of fiscal 1999. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Financial Resources and Liquidity

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $80.1 million at September 30, 1999 compared with $71.5 million at June 30, 1999. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. The Celera Genomics group anticipates the $46 million financing to remain outstanding beyond the current fiscal year.

Accounts receivable, net increased $3.3 million to $6.6 million at September 30, 1999, compared with $3.3 million at June 30, 1999 primarily as a result of increased revenue from early access subscriptions.

Prepaid expenses and other current assets increased $4.2 million to $7.7 million at September 30, 1999 compared with $3.5 million at June 30, 1999. The increase included a deferred tax asset of $3.4 million resulting from the Celera Genomics group's operating losses.

Accounts payable decreased $10.0 million to $9.9 million at September 30, 1999 compared with $19.9 million at June 30, 1999 as a result of payments for purchases incurred during the fourth quarter of fiscal 1999, which were made to support the establishment of the Celera Genomics group's infrastructure.

Condensed Combined Statements of Cash Flows. Cash used by operating activities was $26.6 million for the first three months of fiscal 2000 compared with $6.3 million for the same period in the prior year. The increase in cash used by operating activities resulted primarily from higher net operating losses.

Net cash used by investing activities for capital expenditures was $14.1 million for the first three months of fiscal 2000 compared with $2.2 million for the first three months of fiscal 1999. Fiscal 2000 capital expenditures included payments for data management software licenses acquired during the fourth quarter of fiscal 1999 and expenditures associated with the continued construction of the laboratories, facilities, and data center at the Rockville, Maryland facilities.

Net cash provided by financing activities was $49.2 million for the first quarter of fiscal 2000 compared with $8.5 million for same period in the prior year. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the Rockville, Maryland facilities. In

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

the first quarter of fiscal 2000, the Celera Genomics group received $3.2 million in proceeds from employee stock option exercises.

Year 2000

In fiscal 1997, PE initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on our existing internal computer systems; our non-information technology systems, including embedded and process control systems; our product offerings; and our significant suppliers. The operations of the Celera Genomics group are included within this program. The purpose of this program is to ensure the event does not have a material adverse effect on our business operations.

Regarding PE's existing internal computer systems, the program involves a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement of applications developed in-house. Replacement projects are currently underway, and are anticipated to be substantially completed for all business-critical systems worldwide by December 31, 1999. The program includes replacement of applications that, for reasons other than Year 2000 noncompliance, had been previously selected for replacement. The replacement projects, which began in fiscal 1997, are expected to offer improved functionality and commonality over current systems, while at the same time addressing the Year 2000 problem.

With respect to PE's current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. All of the Celera Genomics group's current product offerings are Year 2000 compliant.

The program also addresses the Year 2000 compliance efforts of PE's significant suppliers, vendors, and third-party interface systems. As part of this analysis, PE has identified and prioritized these suppliers, vendors, and third parties and has sought written assurances from them that they will be Year 2000 compliant. The vast majority of PE's third-party suppliers and vendors have met the standards of the program; however, PE is aggressively pursuing the few remaining companies that have compliance end dates in the last calendar quarter of 1999. There can be no assurance that the systems of other companies with which PE deals, or on which PE's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on PE. PE has not fully determined the extent to which PE's interface systems may be impacted by third parties' systems, which may not be Year 2000 compliant, but is addressing this issue in our contingency plans noted below.

As of the date of this filing, PE was over 95% complete in accomplishing the objectives established in its program. Remediation of all business-critical applications has been completed. PE's preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

spending has not been and is not expected to be material because most Year 2000 compliance costs have been met with amounts that are normally budgeted for procurement and maintenance of PE's information systems, production, and facilities equipment. The redirection of spending to implement Year 2000 compliance plans has in some instances delayed productivity improvements.

PE has also engaged a consulting firm to provide periodic assessments of PE's Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, PE has created a Year 2000 business continuity planning team which has developed, and will continue to develop, business contingency plans to address issues that may not be corrected by implementation of PE's Year 2000 compliance plan in a timely manner. Contingency plans include identification of systems and third party risks, an analysis of strategies and available resources to restore operations, and a recovery program that identifies participants, processes, and significant equipment. If PE is not successful in implementing its Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing such changes, the Year 2000 problem could have a materially adverse effect on PE's consolidated results of operations and financial condition.

At this stage of the process, PE believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. A reasonable worst case Year 2000 scenario would be the failure of significant suppliers and vendors to have corrected their own Year 2000 issues which could cause disruption of PE's operations and have a materially adverse effect on PE's financial condition. The impact of such disruption cannot be estimated at this time. In the event PE believes that any of its significant suppliers or vendors are unlikely to be able to resolve their own Year 2000 issues, PE's contingency plans include seeking additional sources of supply.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Celera Genomics group is required to implement the statement in the first quarter of fiscal 2001. The Celera Genomics group currently believes the statement will not have a material impact on its combined financial statements.

Outlook

The Celera Genomics group expects to see an expansion in the customer base for the new genomic information and database products, with corresponding increases in revenues throughout fiscal 2000. Additionally, the group expects to benefit from a three-year gene discovery agreement with Rhone-Poulenc Rorer (RPR) to identify therapeutic targets for a variety of human diseases by applying its GeneTag proprietary technology to RPR's disease model systems. Despite the potential for increased

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

revenues in fiscal 2000, the Celera Genomics group expects that it will continue to incur significant operating losses for such year.

Operating expenses will continue to increase in the second quarter, as the Celera Genomics group targets an increase in its headcount to more than 450 people. Also, over the balance of the fiscal year, the Celera Genomics group plans to bring its sequencing operations up to full capacity and install additional hardware and software designed to accelerate product development and support its information delivery systems.

The Celera Genomics group recently achieved significant milestones by completing the sequencing phase in deciphering the genome of Drosophila melanogaster, the fruit fly, and beginning the sequencing phase of the human genome. In October 1999 Celera Genomics announced that it had sequenced and delivered to its subscribers approximately 1.2 billion base pairs, letters of genetic code, of human DNA. The Celera Genomics group has filed provisional patent applications disclosing more than 10,000 pieces of unique genetic data that could be used in developing novel medicines to combat or prevent the formation of human diseases. The Celera Genomics group will perform further research and investigation to provide additional sequence information and function to a subset of these discoveries in order to develop a patent portfolio and collaborative relationships covering the commercially important portions of the initial discoveries.

The Company believes the Celera Genomics group has adequate funding to meet its working capital requirements through 2001.

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

Celera Genomics may not achieve profitability. Celera Genomics has earned small amounts of revenues to date and expects that it will continue to incur net operating losses at least through 2001. As a new business, Celera Genomics faces significant challenges in simultaneously launching and integrating its operations, pursuing key scientific goals, and attracting customers for its information products and services. Celera Genomics has a small number of customers, the revenues from which

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

will offset only a portion of its expenses. In order to meet its business plan, Celera Genomics will require additional customers over the next few years. In addition, even if Celera Genomics is able to enter into contracts with additional customers, those contracts may be subject to milestones that may not be achieved. As a result, there is a high degree of uncertainty that Celera Genomics will be able to achieve profitable operations.

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

Shotgun sequencing strategy has not yet been tested on the scale and complexity of the human genome. Some genomic scientists have criticized Celera Genomics' sequencing strategy, known as "whole genome shotgun sequencing," as having limitations when applied on a large scale in sequencing the human genome. Others have stated that the human genome cannot be sequenced using whole genome shotgun sequencing. Although the whole genome shotgun strategy has been used to sequence the genomes of other organisms, the strategy has not been used to sequence a genome with the size and complexity of the human genome. Failure to sequence or assemble the human genome in a timely manner may have a material adverse effect on Celera Genomics' ability to satisfy customer requirements and achieve its business goals.

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

Realizing revenues from polymorphism data may be difficult. Celera Genomics believes that the polymorphisms it discovers will add considerable value to its integrated information system. Polymorphism data reveals information about genetic variability among individuals. Its use in the testing of new drugs and the diagnosis of disease, however, is largely untested. Although there has been some early success in linking certain polymorphisms to susceptibility to disease and outcomes of drug therapy, pharmaceutical companies are not yet certain how polymorphism data can be used, or if it can be used on a cost-effective basis, in clinical trials or in drug development. Furthermore, public acceptance of the use of polymorphism data is uncertain. Current and future patient privacy and health care laws and regulations issued by the U.S. Food and Drug Administration may also limit the use of this data.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

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

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

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

Expected rapid growth in the number of our employees could absorb valuable management resources and be disruptive to the development of Celera Genomics' business. Celera Genomics expects to continue to increase the number of its employees. This growth will require substantial effort to hire new employees and train and integrate them in Celera Genomics' business and to develop and implement management information systems, financial controls and facility plans. In addition, Celera Genomics will be required to create a sales and marketing organization and develop customer support resources as sales of its information products increase. Celera Genomics' inability to manage growth effectively would have a materially adverse effect on its future operating results.

Failure of Celera Genomics' Year 2000 Compliance Plan compliance could jeopardize Celera Genomic's information products and services. In fiscal 1997, we initiated a world-wide program to assess the expected impact of the Year 2000 date recognition problem on our existing computer systems; non-information technology systems, including embedded and process-control systems; product offerings; and significant suppliers. Portions of this program are not expected to be completed until December 31, 1999. If we are not successful in implementing our Year 2000 compliance plan, customers may encounter difficulty in accessing and searching Celera Genomics' databases.

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)

                                                                              Three months ended
                                                                                 September 30,
                                                                          1999                   1998
                                                                    ------------------     -----------------
Net Revenues                                                         $        288,843       $       254,720
Cost of sales                                                                 132,551               112,229
                                                                    ------------------     -----------------

Gross Margin                                                                  156,292               142,491
                                                                    ------------------     -----------------

Selling, general and administrative                                            86,144                77,479
Research, development and engineering                                          56,660                36,574
Merger costs                                                                                            938
                                                                    ------------------     -----------------

Operating Income                                                               13,488                27,500
Interest expense                                                                  394                   802
Interest income                                                                 4,408                   490
Other (expense) income, net                                                    (4,580)                1,706
                                                                    ------------------     -----------------

Income Before Income Taxes                                                     12,922                28,894

Provision for income taxes                                                      2,843                 7,898
Minority interest                                                                                     3,108
                                                                    ------------------     -----------------

Income from Continuing Operations                                              10,079                17,888
Loss from Discontinued
  Operations, Net of Income Taxes                                                                      (879)
                                                                    ------------------     -----------------

Net Income                                                           $         10,079       $        17,009
                                                                    ==================     =================

PE Biosystems Group
  Income from Continuing Operations                                  $         29,707       $        21,497
       Basic per share                                               $            .29
       Diluted per share                                             $            .28
  Loss from Discontinued Operations                                                         $          (879)
       Basic per share
       Diluted per share
  Net Income                                                         $         29,707       $        20,618
       Basic per share                                               $            .29
       Diluted per share                                             $            .28
  Dividends per Share                                                $           .085

Celera Genomics Group
  Net Loss                                                           $        (19,398)      $        (3,609)
       Basic and diluted per share                                   $           (.75)

PE Corporation
  Income from Continuing Operations
       Basic per share                                                                      $           .36
       Diluted per share                                                                    $           .36
  Loss from Discontinued Operations
       Basic per share                                                                      $          (.02)
       Diluted per share                                                                    $          (.02)
  Net Income
       Basic per share                                                                      $           .34
       Diluted per share                                                                    $           .34
  Dividends per Share                                                                       $           .17


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                     At September 30,         At June 30,
                                                                         1999                     1999
                                                                   ------------------       -----------------
Assets                                                                (unaudited)
Current assets
  Cash and cash equivalents                                         $        242,717         $       308,021
  Note receivable                                                            150,000                 150,000
  Accounts receivable, net                                                   325,569                 307,056
  Inventories                                                                164,352                 149,670
  Prepaid expenses and other current assets                                  100,520                  79,255
                                                                   ------------------       -----------------
Total current assets                                                         983,158                 994,002

Property, plant and equipment, net                                           285,526                 275,792

Other long-term assets                                                       288,092                 249,513
                                                                   ------------------       -----------------

Total Assets                                                        $      1,556,776         $     1,519,307
                                                                   ==================       =================

Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                                     $         56,057         $         3,911
  Accounts payable                                                           138,107                 165,120
  Accrued salaries and wages                                                  32,054                  47,495
  Accrued taxes on income                                                    125,085                 128,261
  Other accrued expenses                                                     169,119                 177,865
                                                                   ------------------       -----------------
Total current liabilities                                                    520,422                 522,652

  Long-term debt                                                              35,745                  31,452
  Other long-term liabilities                                                120,537                 143,678
                                                                   ------------------       -----------------
Total Liabilities                                                            676,704                 697,782

Stockholders' Equity
  Capital stock
      PE Corporation - PE Biosystems group                                     1,030                   1,027
      PE Corporation - Celera Genomics group                                     259                     257
  Capital in excess of par value                                             519,810                 507,341
  Retained earnings                                                          318,246                 317,720
  Accumulated other comprehensive income                                      40,727                  (4,820)
                                                                   ------------------       -----------------
Total Stockholders' Equity                                                   880,072                 821,525
                                                                   ------------------       -----------------

Total Liabilities and Stockholders' Equity                          $      1,556,776         $     1,519,307
                                                                   ==================       =================


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                     Three months ended
                                                                                        September 30,
                                                                                 1999                   1998
                                                                           ----------------       ----------------
 Operating Activities From Continuing Operations
 Income from continuing operations                                          $       10,079         $       17,888
 Adjustments to reconcile income from continuing operations
   to net cash used by operating activities
     Depreciation and amortization                                                  16,847                  9,405
     Long-term compensation programs                                                 2,137                    642
     Deferred income taxes                                                             603                 (1,741)
 Changes in operating assets and liabilities
     Increase in accounts receivable                                                (8,668)                (4,448)
     Increase in inventories                                                       (10,465)               (19,097)
     Increase in prepaid expenses and other assets                                 (25,826)                (5,118)
     Decrease in accounts payable and other liabilities                            (73,543)               (20,043)
                                                                           ----------------       ----------------

 Net Cash Used by Operating Activities                                             (88,836)               (22,512)
                                                                           ----------------       ----------------
 Investing Activities From Continuing Operations
 Additions to property, plant and equipment
   (net of disposals of $372 and $506, respectively)                               (28,591)               (23,822)
 Investment, net                                                                      (125)
 Proceeds from the sale of assets, net                                                                     14,301
                                                                           ----------------       ----------------

 Net Cash Used by Investing Activities                                             (28,716)                (9,521)
                                                                           ----------------       ----------------

 Net Cash from Continuing Operations Before Financing Activities                  (117,552)               (32,033)
                                                                           ----------------       ----------------

 Discontinued Operations
 Net cash (used) provided by operating activities                                   (4,561)                 1,542
 Net cash used by investing activities                                                                    (19,276)
                                                                           ----------------       ----------------

 Net Cash Used by Discontinued Operations
     Before Financing Activities                                                    (4,561)               (17,734)
                                                                           ----------------       ----------------

 Financing Activities
 Net change in loans payable                                                        51,537                 43,837
 Principal payments on long-term debt                                                                      (5,297)
 Dividends                                                                          (8,748)                (8,396)
 Proceeds from stock issued for stock plans                                         10,558                  6,375
                                                                           ----------------       ----------------

 Net Cash Provided by Financing Activities                                          53,347                 36,519
                                                                           ----------------       ----------------
 Effect of Exchange Rate Changes on Cash                                             3,462                  2,231
                                                                           ----------------       ----------------
 Net Change in Cash and Cash Equivalents                                           (65,304)               (11,017)

 Cash and Cash Equivalents Beginning of Period                                     308,021                 82,865
                                                                           ----------------       ----------------

 Cash and Cash Equivalents End of Period                                    $      242,717         $       71,848
                                                                           ================       ================

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in PE Corporation's ("PE's" or the "Company's") 1999 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments which are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the consolidated financial statements have been reclassified for comparative purposes.

The PE Biosystems group's and Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

Effective May 28, 1999, the Company completed the sale of its Analytical Instruments business to EG&G, Inc. Analytical Instruments, formerly a unit of the Company's PE Biosystems group, develops, manufactures, markets, sells, and services analytical instruments used in a variety of markets. As part of the sale, the rights to the "Perkin-Elmer" name were transferred to EG&G. The transaction is subject to post-closing adjustments pursuant to the terms of the agreement with EG&G.

The Company's consolidated financial statements were restated to reflect the operating results of the Analytical Instruments business as discontinued operations for the three months ended September 30, 1998.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


 NOTE 3 - COMPREHENSIVE INCOME

Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three month period ended September 30, 1999 and 1998 is presented in the following table:

(Dollar amounts in millions)                                     Three months ended
                                                                    September 30,
                                                                1999             1998
                                                              --------         --------
 Net income                                                    $ 10.1           $ 17.0
 Other comprehensive income:
   Foreign currency translation adjustment                       12.9              6.2
   Unrealized gain (loss) on investments, net                    32.6             (4.0)
                                                              --------         --------
 Other comprehensive income                                      45.5              2.2
                                                              --------         --------
 Comprehensive income                                          $ 55.6           $ 19.2
                                                              ========         ========

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 4 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share from continuing operations:

                                                                                            Three Month
                                                                                           Period Ended
                                                            Three Month Period Ended       September 30,
                                                               September 30, 1999              1998
                                                            ------------------------      --------------
                                                                            Celera
(Amounts in thousands                                       PE Biosystems  Genomics             PE
  except per share amounts)                                     Group        Group          Corporation
                                                             ----------   ----------        ----------
Weighted average number of common
  shares used in the calculation of basic
  earnings per share
  from continuing operations                                   102,852       25,733            49,377

Common stock equivalents                                         3,635                          1,052
                                                             ----------   ----------        ----------

Shares used in the calculation of
  diluted earnings per share
  from continuing operations                                   106,487       25,733            50,429
                                                             ==========   ==========        ==========

Income from continuing operations
  used in the calculation of basic
  and diluted earnings per share
  from continuing operations                                  $ 29,707     $(19,398)         $ 17,888
                                                             ==========   ==========        ==========

Income per share from
  continuing operations
   Basic                                                      $    .29    $    (.75)         $    .36
   Diluted                                                    $    .28    $    (.75)         $    .36

On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock.

Options and warrants to purchase 6.9 million shares of Celera Genomics Group Common Stock were outstanding at September 30, 1999, but were not included in the computation of diluted loss per share because the effect was antidilutive. Options and warrants to purchase 1.4 million shares of the Company's common stock were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                           September 30,            June 30,
                                                           1999                   1999
                                                        ----------             ----------
Raw materials and supplies                               $   42.7               $   42.8
Work-in-process                                               8.5                   10.3
Finished products                                           113.2                   96.6
                                                        ----------             ----------
Total inventories                                        $  164.4               $  149.7
                                                        ==========             ==========


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                          Three months ended
                                                          September 30,
                                                       1999          1998
                                                     --------     --------
Interest                                              $   .3       $   .6
Income taxes                                          $   .6       $  5.7
Significant non-cash investing
  and financing activities
      Unrealized gain (loss) on investments           $ 32.6       $ (4.0)

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 7 - FINANCIAL INSTRUMENTS

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

At September 30, 1999 and June 30, 1999, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the following table:

(Dollar amounts in millions)                          September 30, 1999                    June 30, 1999
                                                    Sale             Purchase           Sale           Purchase
                                                  ---------          --------         ---------        --------
Japanese Yen                                       $ 102.0            $   .5           $ 104.2          $  6.0
French Francs                                          1.3                                 4.3
Australian Dollars                                     8.3                                12.0
German Marks                                          19.3               3.5              25.4
Italian Lira                                           2.5                                10.4             2.6
British Pounds                                        16.1              41.2              18.6            50.6
Swiss Francs                                           7.3                .7               7.5              .7
Swedish Krona                                          9.7                                 8.9
Danish Krona                                           6.7                                 8.1
Singapore Dollars                                      4.5               4.7               9.3             3.3
Netherland Guilders                                                                                       16.1
Euro                                                  32.0              39.1              28.2
Other                                                 13.5                .7              17.1
                                                  ---------          --------         ---------        --------
Total                                              $ 223.2            $ 90.4           $ 254.0          $ 79.3
                                                  =========          ========         =========        ========

NOTE 8 - RESTRUCTURING AND OTHER MERGER COSTS

At September 30, 1999, the remaining accrual balance related to the fiscal 1998 restructuring charge for the integration of Perseptive Biosystems, Inc. was $5.0 million, consisting of $3.0 million relating to personnel costs and $2.0 million relating to facility consolidation and asset related write-off costs (see Note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders).

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 9 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended September 30:

                                           PE                Celera
(Dollar amounts                         Biosystems          Genomics
  in millions)                            Group               Group              Other                Consolidated
                                        ---------           ---------          ---------               ---------
1999
Net revenues from
  external customers                     $ 280.5             $   8.3            $                       $ 288.8
Intersegment revenues                       11.7                                  (11.7)
                                        ---------           ---------          ---------               ---------
Total revenues                           $ 292.2             $   8.3            $ (11.7)                $ 288.8
                                        =========           =========          =========               =========
Operating income (loss)                  $  45.0             $ (32.3)           $    .8                 $  13.5

1998
Net revenues from
  external customers                     $ 250.8             $   3.9            $     -                 $ 254.7
Intersegment revenues                         .4                                    (.4)
                                        ---------           ---------          ---------               ---------
Total revenues                           $ 251.2             $   3.9            $   (.4)                $ 254.7
                                        =========           =========          =========               =========
Operating income (loss)                  $  33.1             $  (5.6)           $     -                 $  27.5


See Note 6 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

NOTE 10 - LOANS PAYABLE

Loans payable included $46 million of commercial paper allocated to the Celera Genomics Group with an average interest rate of 5.7% at September 30, 1999.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The following discussion should be read in conjunction with the PE Corporation's ("PE's" or the "Company's") condensed consolidated financial statements and related notes included in this report and "Management's Discussion and Analysis" appearing on pages 97 - 109 of the Company's 1999 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations we refer to the impact on our reported results of the movement in foreign currency exchange rates from one reporting period to another as "foreign currency translation."

Events Impacting Comparability

Discontinued Operations. Effective May 28, 1999, we completed the sale of our Analytical Instruments business to EG&G, Inc. Analytical Instruments, formerly a unit of our PE Biosystems group, develops, manufactures, markets, sells, and services analytical instruments used in a variety of markets. As part of the sale, the rights to the "Perkin-Elmer" name were transferred to EG&G. The transaction is subject to post-closing adjustments pursuant to the terms of the agreement with EG&G.

Amounts previously reported for Analytical Instruments have been reclassified and stated as discontinued operations. See Note 15 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

Disposition. During the fourth quarter of fiscal 1999, we divested our interest in Tecan AG.

Merger-related costs. The Company incurred merger-related period costs of $.9 million in the first quarter of fiscal 1999 in connection with the integration of PerSeptive into the Company. See Note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Results of Continuing Operations for the Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

PE Corporation reported income from continuing operations of $10.1 million for the first quarter of fiscal 2000 compared with $17.9 million for the first quarter of fiscal 1999. On a segment basis, the PE Biosystems group reported income from continuing operations of $29.7 million for the first quarter of fiscal 2000 compared with $21.5 million for the first quarter of fiscal 1999. On a comparable basis, excluding Tecan and the $.9 million of merger-related period costs incurred in the first quarter of fiscal 1999, the PE Biosystems group's income from continuing operations for the quarter increased 33.2% to $29.7 million for the first quarter of fiscal 2000 compared with $22.3 million for the prior period. This increase is attributable to the growth in net revenues and lower operating expenses as a percent of net revenues. Offsetting the lower operating expenses were non-operating costs related to the PE Biosystems group's foreign currency management program. The Celera Genomics group reported a net loss of $19.4 million for the first quarter of fiscal 2000 compared with a net loss of $3.6 million for the first quarter of fiscal 1999. The increase in the net loss reflected the continued establishment of operations to support the expanded sequencing, data management, and software development activities of the business.

Net revenues for the Company were $288.8 million for the first quarter of fiscal 2000 compared with $254.7 million for the first quarter of fiscal 1999, an increase of 13.4%. On a segment basis, net revenues for the PE Biosystems group increased 16.4% to $292.3 million for the first quarter of fiscal 2000, compared with $251.2 million for the prior year. The Celera Genomics group reported net revenues of $8.3 million for the first quarter of fiscal 2000, compared with $3.9 million for the first quarter of fiscal 1999.

Net revenues for the PE Biosystems group, excluding the results of Tecan, increased 30.7% compared with the prior year. The effects of foreign currency translation increased net revenues by approximately 2% compared with the prior year. Net revenues from shipments to the Celera Genomics group were $11.7 million for the first quarter of fiscal 2000, or 4% of the group's net revenues, as compared with $.4 million for the first quarter of fiscal 1999. Geographically, excluding the first quarter of fiscal 1999 net revenues of Tecan, the PE Biosystems group reported revenue growth in all regions for the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. Revenues increased 25.2% in the United States, 23.1% in Europe, 65.8% in the Far East and 29.2% in Latin America and other markets, compared with the first quarter of the prior fiscal year. Increased demand for genetic analysis products, sequence detection systems, and liquid chromatography/mass spectrometry ("LC/MS") products contributed to the growth.

Net revenues for the Celera Genomics group were $8.3 million for the first quarter of fiscal 2000 compared with $3.9 million for the first quarter of fiscal 1999, an increase of $4.4 million. The increased revenues were primarily a result of subscriptions initiated during the second half of fiscal 1999. Revenues for genotyping and genomic contract services remained essentially unchanged with the prior year.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Gross margin as a percentage of net revenues for the Company was 54.1% for the first quarter of fiscal 2000 compared with 55.9% for the first quarter of fiscal 1999. Gross margin for the PE Biosystems group as a percentage of net revenues was 53.0% for the first quarter of fiscal 2000 compared with 55.3% for the first quarter of fiscal 1999. The decrease was primarily the result of a change in product mix compared with the prior year. Higher unit sales of reagents to support genetic analysis systems and increased royalty and contract licensing revenues were the primary contributors for the higher gross margin percentage for the first quarter of fiscal 1999.

SG&A expenses for the Company were $86.1 million for the first quarter of fiscal 2000 compared with $77.5 million for the first quarter of fiscal 1999. On a segment basis, SG&A expenses were $77.7 million and $72.7 million for the first quarter of fiscal 2000 and 1999, respectively, for the PE Biosystems group, and $8.4 million and $4.8 million for the first quarter of fiscal 2000 and 1999, respectively, for the Celera Genomics group.

SG&A expenses for the PE Biosystems group, excluding Tecan, increased 20.7% for the first quarter of fiscal 2000 compared with the first quarter of the prior year. This increase was due to higher planned expenses, reflecting the growth in sales and orders. As a percentage of net revenues, excluding Tecan, SG&A expenses were 26.6% for the first quarter of fiscal 2000 compared with 28.8% for the prior year.

The Celera Genomics group's SG&A expenses increased $3.6 million for the first quarter of fiscal 2000 compared with the first quarter of the prior year. The increase was primarily related to the start-up and ongoing operations of the genomic database business.

R&D expenses for the Company increased to $56.7 million for the first quarter of fiscal 2000 compared with $36.6 million for the prior year. R&D expenses for the PE Biosystems group were $32.0 million for the first quarter of fiscal 2000 compared with $32.3 million for the prior year. Excluding Tecan, the PE Biosystems group's R&D expenses increased 9.9% compared with first quarter of the prior year. As a percentage of net revenues, excluding Tecan, R&D expenses were 11.0% for the first quarter of fiscal 2000 compared with 13.1% for the first quarter of the prior year. The Celera Genomics group's R&D expenses increased to $32.2 million for the first quarter of fiscal 2000 compared with $4.7 million for the first quarter of fiscal 1999, primarily as a result of establishing and operating the sequencing facility and computing center of the genomic database business. Increased staffing related to sequencing operations also contributed to the increase in the Celera Genomics group's R&D expenses.

The Company incurred merger-related period costs of $.9 million in the first quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Operating income was $13.5 million for the first quarter of fiscal 2000 compared with $27.5 million for the prior year. On a segment basis, operating income for the PE Biosystems group increased to $45.0 million for the first quarter of fiscal 2000 compared with $33.1 million for the prior year. On a comparable basis, excluding the results of Tecan and the merger-related period costs incurred in the first quarter of fiscal 1999, operating income increased 52.5% for the first quarter of fiscal 2000 compared with the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products introduced over the past year. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the results of Tecan and merger-related costs for the first quarter of fiscal 1999, increased to 15.4% for the first quarter of fiscal 2000 compared with 13.2% for the prior year.

Operating loss for the Celera Genomics group was $32.3 million for the first quarter of fiscal 2000 compared with $5.6 million for the first quarter of fiscal 1999. The increase in the operating loss reflected the continued establishment of operations to support the expanded sequencing, data management, and software development activities of the business.

Interest expense was $.4 million for the first quarter of fiscal 2000 compared with $.8 million for the prior year. This decrease was primarily due to lower outstanding debt balances. Interest income was $4.4 million for the first quarter of fiscal 2000 compared with $.5 million for the prior year, which included interest on the note receivable from EG&G relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

Other expense, net for the Company for the first quarter of fiscal 2000 was $4.6 million, primarily related to costs associated with the PE Biosystems group's traditional foreign currency hedging program of its projected cash flows. Other income, net was $1.7 million for the first quarter of fiscal 1999, which primarily related to a legal settlement.

The Company's effective income tax rate was 22.0% for the first quarter of fiscal 2000 compared with 27% for the prior year. Excluding Tecan in fiscal 1999, the effective income tax rate was 26%. The reduced tax rate is due primarily to tax benefits resulting from the higher operating losses of the Celera Genomics group which operates primarily in the United States.

In the first quarter of fiscal 1999, minority interest expense of $3.1 million was recognized relating to the Company's 14.5% financial interest in Tecan.


Market Risk

The PE Biosystems group of our company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For the first quarter of fiscal 2000

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

and fiscal 1999, approximately 49% and 47%, respectively, of revenues were derived from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

Our risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses on the derivatives. We do not use derivative financial instruments for trading or other speculative purposes, nor is our company a party to leveraged derivatives. At September 30, 1999 and June 30, 1999, outstanding hedge contracts covered approximately 80% of the estimated exposures related to foreign currency cash flows to be realized over the next twelve months. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing over the next twelve months.

We performed sensitivity analyses as of September 30, 1999 and June 30, 1999. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. Dollar at September 30, 1999, we calculated a hypothetical loss of $17.6 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged at September 30, 1999. Performing the same hypothetical calculation at June 30, 1999, we calculated a hypothetical loss of $6.1 million. These hypothetical analyses exclude the impact of foreign currency translation on the Company's operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements, actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, we executed an interest rate swap, allocated to the PE Biosystems group, in conjunction with our entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, we pay a fixed rate of interest at 2.1% and receive a floating LIBOR interest rate. At September 30, 1999, the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion or $35.7 million. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Financial Resources and Liquidity

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $242.7 million at September 30, 1999 compared with $308.0 million at June 30, 1999, with total debt of $91.8 million at September 30, 1999 compared with $35.4 million at June 30, 1999. Working capital was $462.7 million at September 30, 1999 compared with $471.4 million at June 30, 1999. Debt to total capitalization increased to 9% at September 30, 1999 from 4% at June 30, 1999 as a result of an increase in loans payable. During the first quarter of fiscal 2000, the Celera

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Genomics group secured financing of $46 million specifically for the purchase of its Rockville, Maryland facilities. The Company anticipates the $46 million financing to remain outstanding beyond the current fiscal year.

Other long-term assets increased $38.6 million to $288.1 million at September 30, 1999 from $249.5 million at June 30, 1999, primarily as a result of a net increase in value of the Company's minority equity investments.

Accounts payable decreased $27.0 million to $138.1 million at September 30, 1999 from $165.1 million at June 30, 1999. Payments for higher purchases incurred during the fourth quarter of fiscal 1999, which were made to support increased production and operating requirements, contributed to the decrease.

Accrued salaries and wages decreased $15.4 million to $32.1 million at September 30, 1999 from $47.5 million at June 30, 1999 reflecting timing of payments.

Condensed Consolidated Statements of Cash Flows. Net cash used by operating activities from continuing operations was $88.8 million for the first three months of fiscal 2000 compared with $22.5 million for the same period in fiscal 1999. For the first three months of fiscal 2000, income related cash flow was more than offset by higher payments to suppliers and payments of certain compensation accruals, as well as higher prepaid expenses and other assets, and accounts receivable.

Net cash used by investing activities from continuing operations was $28.7 million for the first three months of fiscal 2000 compared with $9.5 million for the first three months of fiscal 1999. In the first quarter of fiscal 2000, the Company had capital expenditures of $29.0 million. Capital expenditures were $14.9 million for the PE Biosystems group, which included $2.8 million related to improvement of its information technology infrastructure, and $14.1 million for the Celera Genomics group. Capital expenditures for the Celera Genomics Group increased $11.8 million over the prior year due to continued construction of laboratories, facilities, and the data center at the Rockville, Maryland facilities. In the first quarter of fiscal 1999, the Company generated $14.3 million in net cash proceeds from the sale of certain non-operating assets. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $24.3 million, which included $1.3 million related to improvement of the Company's information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane.

Net cash used by discontinued operations was $4.6 million for the first three months of fiscal 2000 compared with $17.7 million for the first three months of fiscal 1999. The fiscal 2000 use of $4.6 million was for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net cash provided by financing activities was $53.3 million for the first quarter of fiscal 2000 compared with $36.5 million for the prior period. In the first quarter of fiscal 2000, the Company received $10.6 million in proceeds from employee stock option exercises compared with $6.4 million in fiscal 1999. Loans payable increased $51.5 million in the first quarter of fiscal 2000 compared with an increase of $43.8 million for the prior year. The first quarter of fiscal 1999 included a payment of $5.3 million for the retirement of foreign debt.

Year 2000

In fiscal 1997, the Company initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on our existing internal computer systems; our non-information technology systems, including embedded and process control systems; our product offerings; and our significant suppliers. The purpose of this program is to ensure the event does not have a material adverse effect on our business operations.

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

With respect to the Company's current product offerings, the program involves performing an inventory of current products, assessing their compliance status, and constructing a remediation plan where appropriate. Significant progress has been made in each of these three phases and the Company expects its current product offerings to be Year 2000 compliant by December 31, 1999. A substantial portion of the PE Biosystems group's current product offerings is Year 2000 compliant. All of Celera Genomics group's current product offerings are Year 2000 compliant.

The program also addresses the Year 2000 compliance efforts of the Company's significant suppliers, vendors, and third-party interface systems. As part of this analysis, the Company identified and prioritized these suppliers, vendors, and third parties and has sought written assurances from them that they will be Year 2000 compliant. The vast majority of the Company's third-party suppliers and vendors have met the standards of the program; however, the Company is aggressively pursuing the few remaining companies that have compliance end dates in the last calendar quarter of 1999. There can be no assurance that the systems of other companies with which the Company deals, or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on the Company. The Company has not fully determined the extent to which the Company's interface systems may be impacted by third parties'

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

systems, which may not be Year 2000 compliant but is addressing this issue in our contingency plans noted below.

As of the date of this filing, the Company was over 95% complete in accomplishing the objectives established in its program. Remediation of all business-critical applications has been completed. The Company's preliminary estimate of the total cost for this multi-year program covering 3-4 years is approximately $150 million. This includes amounts previously budgeted for information technology infrastructure improvements and estimates of remediation costs on components not yet fully assessed. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs have been met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems, production and facilities equipment. The redirection of spending to implement Year 2000 compliance plans has in some instances delayed productivity improvements.

The Company has also engaged a consulting firm to provide periodic assessments of the Company's Year 2000 project plans and progress. Because of the importance of addressing the Year 2000 problem, the Company has created a Year 2000 business continuity planning team which has developed, and will continue to develop, business contingency plans to address issues that may not be corrected by implementation of the Company's Year 2000 compliance plan in a timely manner. Contingency plans include identification of systems and third party risks, an analysis of strategies and available resources to restore operations, and a recovery program that identifies participants, processes, and significant equipment. If the Company is not successful in implementing its Year 2000 compliance plan, or there are delays in and/or increased costs associated with implementing such changes, the Year 2000 problem could have a materially adverse effect on the Company's consolidated results of operations and financial condition.

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

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2001. The Company is currently analyzing the statement to determine the impact, if any, on the consolidated financial statements.

Outlook

The PE Biosystems group expects to continue to grow and maintain profitability for fiscal 2000 on the strength of robust demand and several new products. Fiscal 2000 will focus on growing product lines across a broad array of base technologies and exploring the needs of evolving markets. Orders were particularly strong for market-leading products for gene expression and SNP (single nucleotide polymorphism) analysis from the group's sequence detection systems. Compared with last year's first quarter, orders for these products grew more than 100 percent. The group continued to receive strong order growth for its mass spectrometry products, genetic analysis systems, and products used in standardized testing, such as forensics, that are driven by molecular biology-based reagents. The PE Biosystems group also reported very strong growth in its Japanese business, in part from increases in government funding for genomic research projects. At September 30, 1999, backlog increased slightly as compared to June 30, 1999.

We remain concerned about adverse currency effects because approximately 50% of the PE Biosystems group's revenues were derived from regions outside the United States for fiscal 1999.

The Celera Genomics group expects to see an expansion in the customer base for the new genomic information and database products, with corresponding increases in revenues throughout fiscal 2000. Additionally, the group expects to benefit from a three-year gene discovery agreement with Rhone-Poulenc Rorer (RPR) to identify therapeutic targets for a variety of human diseases by applying its GeneTag proprietary technology to RPR's disease model systems. Despite the potential for increased revenues in fiscal 2000, the Celera Genomics group expects that it will continue to incur significant operating losses for such year.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Operating expenses will continue to increase in the second quarter, as the Celera Genomics group targets an increase in its headcount to more than 450 people. Also, over the balance of the fiscal year, the Celera Genomics group plans to bring its sequencing operations up to full capacity and install additional hardware and software designed to accelerate product development and support its information delivery systems.

The Celera Genomics group recently achieved significant milestones by completing the sequencing phase in deciphering the genome of Drosophila melanogaster, the fruit fly, and beginning the sequencing phase of the human genome. In October 1999 Celera Genomics announced that it had sequenced and delivered to its subscribers approximately 1.2 billion base pairs, letters of genetic code, of human DNA. The Celera Genomics group has filed provisional patent applications disclosing more than 10,000 pieces of unique genetic data that could be used in developing novel medicines to combat or prevent the formation of human diseases. The Celera Genomics group will perform further research and investigation to provide additional sequence information and function to a subset of these discoveries in order to develop a patent portfolio and collaborative relationships covering the commercially important portions of the initial discoveries.

The Company believes the Celera Genomics group has adequate funding to meet its working capital requirements through 2001.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the PE Biosystems Group see "PE Biosystems Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 15 to 17 of this report. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Celera Genomics Group see "Celera Genomics Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 27 to 30 of this report.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on October 21, 1999. At that meeting, the stockholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to stockholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 10, 1999. The results of the voting of the stockholders with respect to these matters is set forth below.

         I.  Election of Directors.

                                                                                  Total Vote
                                                        Total Vote              Withheld From
                                                       Each Director            Each Director
                                                       -------------            -------------
             Richard H. Ayers                           99,734,576                370,301
             Jean-Luc Belingard                         99,739,928                364,949
             Robert H. Hayes                            99,742,397                362,479
             Arnold J. Levine                           99,740,279                364,598
             Theodore E. Martin                         99,736,962                367,915
             Georges C. St. Laurent, Jr.                99,722,992                381,885
             Carolyn W. Slayman                         99,741,516                363,361
             Orin R. Smith                              99,730,532                374,344
             James R. Tobin                             99,727,909                376,968
             Tony L. White                              99,740,344                364,533


        II. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2000.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------
                  99,846,158              48,227               210,491                0


        III. Approval of the Company's 1999 Employee Stock Purchase Plan.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------
                  97,454,522             2,214,166             436,188                0

         IV. Approval of amendments to the PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------
                  91,315,721             8,274,165             514,990                0


          V. Approval of amendments to the PE Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------
                  95,457,454             4,115,700             531,722                0


Item 5.  Other Information.

         At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Stockholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the Company:

         Tony L. White                     Chairman, President and Chief Executive Officer
         Peter Barrett                     Vice President
         Samuel E. Broder                  Vice President
         Ugo D. DeBlasi                    Assistant Controller
         Ronald D. Edelstein               Vice President
         Elaine J. Heron                   Vice President
         Michael W. Hunkapiller            Senior Vice President and President, PE Biosystems Group
         Vikram Jog                        Corporate Controller
         Thomas P. Livingston              Assistant Secretary
         Joseph E. Malandrakis             Vice President
         Robert A. Millman                 Assistant Secretary
         John S. Ostaszewski               Treasurer
         William B. Sawch                  Senior Vice President, General Counsel and Secretary
         Gregory T. Schiffman              Assistant Controller
         Joseph H. Smith                   Assistant Secretary
         Joyce A. Sziebert                 Vice President
         J. Craig Venter                   Senior Vice President and President, Celera Genomics Group
         Dennis L. Winger                  Senior Vice President and Chief Financial Officer

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             10.1   Performance Unit Bonus Plan, as amended as of June 17, 1999.
             27     Financial Data Schedule.

        (b) Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PE CORPORATION


                                      By:       /s/ Dennis L. Winger
                                          ---------------------------------
                                          Dennis L. Winger
                                          Senior Vice President and Chief
                                          Financial Officer


                                      By:       /s/ Vikram Jog
                                          ---------------------------------
                                          Vikram Jog
                                          Corporate Controller (Chief
                                          Accounting Officer)


Dated:  November 15, 1999

                                  EXHIBIT INDEX

         Exhibit No.                               Exhibit
         -----------                               -------
            10.1                   PE Corporation Performance Unit Bonus Plan, as
                                   amended as of June 17, 1999.

             27.                   Financial Data Schedule.