Form 10-Q
period 1999-12-31
PE CORP
filed 2000-02-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                  Yes  x  No
                                      ---    ---

As of the close of business on February 7, 2000, there were 103,692,648 shares of PE Corporation - PE Biosystems Group Common Stock and 26,153,586 shares of PE Corporation - Celera Genomics Group Common Stock outstanding.

                                 PE CORPORATION
                                      INDEX

Part I.  Financial Information                                                                           Page

    A.  PE Biosystems Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three and Six Months Ended December 31, 1999 and 1998                                     1

                   Condensed Combined Statements of Financial Position at
                   December 31, 1999 and June 30, 1999                                                       2

                   Condensed Combined Statements of Cash Flows for the
                   Six Months Ended December 31, 1999 and 1998                                               3

                   Notes to Unaudited Condensed Combined Financial Statements                             4-10

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         11-22

    B.  Celera Genomics Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three and Six Months Ended December 31, 1999 and 1998                                    23

                   Condensed Combined Statements of Financial Position at
                   December 31, 1999 and June 30, 1999                                                      24

                   Condensed Combined Statements of Cash Flows for the
                   Six Months Ended September 30, 1999 and 1998                                             25

                   Notes to Unaudited Condensed Combined Financial Statements                            26-29

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         30-42

    C.  PE Corporation Consolidated

        Item 1.    Financial Statements
                   Condensed Consolidated Statements of Operations for the
                   Three and Six Months Ended December 31, 1999 and 1998                                 43-44

                   Condensed Consolidated Statements of Financial Position at
                   December 31, 1999 and June 30, 1999                                                      45

                   Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended December 31, 1999 and 1998                                              46

                   Notes to Unaudited Condensed Consolidated Financial Statements                        47-58

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         59-72

Part II.  Other Information                                                                                 73

                               PE BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                           Three months ended                      Six months ended
                                                              December 31,                           December 31,
                                                         1999               1998               1999                1998
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $      335,941      $      296,227     $      628,196     $      547,431
Cost of sales                                             155,202             132,353            292,701            244,582
                                                   -----------------  ------------------ ------------------  -----------------
Gross Margin                                              180,739             163,874            335,495            302,849
Selling, general and administrative                       105,822              79,924            183,559            152,611
Research, development and engineering                      31,372              33,267             63,404             65,564
Merger costs and other special charges                                          1,614                                 2,552
                                                   -----------------  ------------------ ------------------  -----------------
Operating Income                                           43,545              49,069             88,532             82,122
Gain on sale of investment                                 25,811                                 25,811
Interest expense                                            2,116               1,338              4,329              2,140
Interest income                                             3,939                 248              8,184                738
Other expense, net                                         (4,305)             (2,245)            (8,885)              (539)
                                                   -----------------  ------------------ ------------------  -----------------
Income Before Income Taxes                                 66,874              45,734            109,313             80,181
Provision for income taxes                                 23,040              13,072             35,772             22,914
Minority interest                                                               5,104                                 8,212
                                                   -----------------  ------------------ ------------------  -----------------
Income From Continuing Operations                          43,834              27,558             73,541             49,055
Loss From Discontinued
  Operations, Net of Income Taxes                                              (3,158)                               (4,037)
                                                   -----------------  ------------------ ------------------  -----------------
Net Income                                         $       43,834      $       24,400     $       73,541     $       45,018
                                                   =================  ================== ==================  =================
Net Income per Share (see Note 5)
  Basic                                            $          .42                         $          .71
  Diluted                                          $          .41                         $          .69

Dividends per Share                                $         .085                         $          .17


           See accompanying notes to the PE Biosystems group unaudited condensed combined financial statements.

                               PE BIOSYSTEMS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                                       At December 31,         At June 30,
                                                                                             1999                 1999
                                                                                      -------------------  -------------------
                                                                                         (unaudited)
Assets
Current assets
  Cash and cash equivalents                                                           $        295,526     $        236,530
  Note receivable                                                                              150,000              150,000
  Accounts receivable, net                                                                     319,223              306,225
  Inventories                                                                                  168,716              149,670
  Prepaid expenses and other current assets                                                     84,103               75,801
                                                                                      -------------------  -------------------
Total current assets                                                                         1,017,568              918,226

Property, plant and equipment, net                                                             194,520              182,183

Other long-term assets                                                                         296,573              247,141
                                                                                      -------------------  -------------------
Total Assets                                                                          $      1,508,661     $      1,347,550
                                                                                      ===================  ===================

Liabilities and Group Equity
Current liabilities
  Loans payable                                                                       $         35,249     $          3,911
  Note payable to the Celera Genomics group                                                    150,000              150,000
  Tax benefit payable to the Celera Genomics group                                               9,413                9,935
  Accounts payable                                                                             137,988              147,704
  Accrued salaries and wages                                                                    57,569               43,316
  Accrued taxes on income                                                                      143,974              132,170
  Other accrued expenses                                                                       169,792              156,552
                                                                                      -------------------  -------------------
Total current liabilities                                                                      703,985              643,588

  Long-term debt                                                                                37,102               31,452
  Other long-term liabilities                                                                  114,322              138,178
                                                                                      -------------------  -------------------
Total Liabilities                                                                              855,409              813,218

Group Equity                                                                                   653,252              534,332
                                                                                      -------------------  -------------------
Total Liabilities and Group Equity                                                    $      1,508,661     $      1,347,550
                                                                                      ===================  ===================


           See accompanying notes to the PE Biosystems group unaudited condensed combined financial statements.

                               PE BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                               Six months ended
                                                                                                 December 31,
                                                                                            1999               1998
                                                                                      -----------------  ------------------
Operating Activities from Continuing Operations
Income from continuing operations                                                     $       73,541      $       49,055
Adjustments to reconcile income from continuing
 operations to net cash provided by operating activities:
  Depreciation and amortization                                                               25,922              22,064
  Long-term compensation programs                                                             27,660               2,411
  Gain on sale of investment                                                                 (25,811)
  Deferred income taxes                                                                        1,678               1,600
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                            (13,683)            (26,956)
  Increase in inventories                                                                    (17,572)            (17,854)
  Increase in prepaid expenses and other assets                                              (17,008)            (13,425)
  (Decrease) increase in accounts payable and other liabilities                              (23,844)             16,156
                                                                                      -----------------  ------------------
Net Cash Provided by Operating Activities                                                     30,883              33,051
                                                                                      -----------------  ------------------
Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $594 and $581, respectively)                                           (30,646)            (38,831)
Investments, net                                                                              (9,000)
Proceeds from the sale of assets, net                                                         31,056              14,301
                                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                                         (8,590)            (24,530)
                                                                                      -----------------  ------------------
Net Cash Provided by Continuing Operations
  Before Financing Activities                                                                 22,293              8,521
                                                                                      -----------------  ------------------
Discontinued Operations
Net cash used by operating activities                                                         (7,435)             (4,778)
Net cash used by investing activities                                                                            (21,595)
                                                                                      -----------------  ------------------
Net Cash Used by Discontinued Operations
  Before Financing Activities                                                                 (7,435)            (26,373)
                                                                                      -----------------  ------------------
Financing Activities
Net change in loans payable                                                                   28,999              15,579
Proceeds from long-term debt                                                                                         803
Principal payments on long-term debt                                                                              (5,297)
Dividends                                                                                     (8,748)             (8,396)
Proceeds from stock issued for stock plans                                                    21,474              37,890
Net cash allocated to the Celera Genomics group                                                                  (27,683)
                                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                                     41,725              12,896
                                                                                      -----------------  ------------------
Effect of Exchange Rate Changes on Cash                                                        2,413              (2,430)
                                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                                       58,996              (7,386)
Cash and Cash Equivalents Beginning of Period                                                236,530              82,865
                                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                                               $      295,526      $       75,479
                                                                                      =================  ==================



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

The PE Biosystems group's combined financial statements were restated to reflect the operating results of the Analytical Instruments business as discontinued operations for fiscal 1999.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Illumina, Inc. During the second quarter of fiscal 2000, the PE Biosystems group entered into a strategic collaboration with Illumina, Inc. for the purpose of developing, manufacturing and marketing array-based systems for high-throughput DNA analysis. Under the agreement, the companies will jointly develop systems based on Illumina's BeadArray technology and PE Biosystems' proprietary DNA chemistry. As part of the agreement, PE Biosystems made a minority investment of $5.0 million in Illumina and will provide a portion of the research and development funding for the collaboration. The investment is included in other long-term assets.

Epoch Pharmaceuticals, Inc. During the second quarter of fiscal 2000, the PE Biosystems group made a minority investment in Epoch Pharmaceuticals, Inc. of $1.0 million and converted into equity

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

$1.0 million of funds advanced to Epoch as part of a licensing transaction in fiscal 1999. Epoch is a biomedical company utilizing nucleoside and nucleotide chemistry to develop molecular tools for genetic analysis. The investment is included in other long-term assets.

Millennium Pharmaceuticals, Inc. During the second quarter of fiscal 2000, the PE Biosystems group recognized a before-tax gain of $25.8 million from the sale of a portion of the Company's equity interest in Millennium Pharmaceuticals, Inc. Net cash proceeds from the sale were $31.1 million. The specific identification method is used to compute realized gains and losses on the disposition of investments.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and six month period ended December 31, 1999 and 1998 is presented in the following table:

(Dollar amounts in millions)                                Three months ended               Six months ended
                                                               December 31,                    December 31,
                                                           1999            1998            1999           1998
                                                        ------------     -----------    -----------    -------------
Net income                                                 $ 43.8           $ 24.4        $  73.5          $ 45.0
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                   (18.6)            (1.2)          (5.7)            5.0
  Unrealized holding gain on investments
     arising during period                                   29.3              6.7           61.9             2.6
  Reclassification adjustment for gains
     included in net income                                 (16.7)               -          (16.7)              -
                                                        ------------     -----------    -----------    -------------
Other comprehensive (loss) income                            (6.0)             5.5           39.5             7.6
                                                        ------------     -----------    -----------    -------------
Comprehensive income                                       $ 37.8           $ 29.9        $ 113.0          $ 52.6
                                                        ============     ===========    ===========    =============

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 5 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share:

(Amounts in thousands                                       Three months ended             Six months ended
  except per share amounts)                                     December 31,                  December 31,
                                                                   1999                          1999
                                                               --------------               ---------------
Weighted average number of common
  shares used in the calculation of basic
  earnings per share                                                 103,208                       103,032

Common stock equivalents                                               4,329                         3,977
                                                               --------------               ---------------

Shares used in the calculation of diluted
  earnings per share                                                 107,537                       107,009
                                                               ==============               ===============

Net income used in the calculation of
  Basic and diluted earnings per share                              $ 43,834                      $ 73,541
                                                               ==============               ===============

Net income per share
   Basic                                                            $    .42                      $    .71
   Diluted                                                          $    .41                      $    .69

On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock. Therefore, the reconciliation for the three and six months ended December 31, 1998 is omitted since PE Biosystems Group Common Stock was not part of the capital structure of the Company during such period.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

On January 20, 2000, the Board of Directors announced a two-for-one split of PE Biosystems Group Common Stock. The two-for-one stock split will be effected in the form of a 100% stock dividend payable on February 18, 2000 to stockholders of record as of the close of business on February 4, 2000. The following table presents share and per share data on a pro forma basis to reflect this split:

(Amounts in thousands                                       Three months ended              Six months ended
  except per share amounts)                                     December 31,                  December 31,
                                                                   1999                          1999
                                                               --------------               ---------------
Weighted average number of common
  shares used in the calculation of basic
  earnings per share                                                 206,417                       206,064

Common stock equivalents                                               8,657                         7,955
                                                               --------------               ---------------

Shares used in the calculation of diluted
  earnings per share                                                 215,074                       214,019
                                                               ==============               ===============

Net income used in the calculation of
  basic and diluted earnings per share                              $ 43,834                      $ 73,541
                                                               ==============               ===============

Net income per share
   Basic                                                            $    .21                      $    .36
   Diluted                                                          $    .20                      $    .34



NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                 December 31,     June 30,
                                                1999            1999
                                            --------------  --------------
Raw materials and supplies                        $  49.7        $   42.8
Work-in-process                                       7.6            10.3
Finished products                                   111.4            96.6
                                            --------------  --------------
Total inventories                                 $ 168.7        $  149.7
                                            ==============  ==============

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                                     Six months ended
                                                                   December 31,
                                                                1999          1998
                                                            ------------- --------------
Interest                                                        $    1.1      $    1.4
Interest paid to the Celera Genomics group                      $    3.8      $      -
Income taxes                                                    $   20.9      $   12.2
Tax benefits paid to the Celera Genomics group                  $   17.4      $      -
Significant non-cash investing
  and financing activities
     Unrealized gain on investments                             $   45.2      $    2.6
     Dividends declared not paid                                $    8.8      $    8.5
     Note payable to the Celera Genomics group                  $      -      $  310.9


NOTE 8 - FINANCIAL INSTRUMENTS

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

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

At December 31, 1999 and June 30, 1999, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the following table:

(Dollar amounts in millions)                              December 31, 1999                        June 30, 1999
                                                       Sale             Purchase             Sale              Purchase
                                                   --------------     --------------     --------------      --------------
Japanese Yen                                             $  78.8            $    -             $ 104.2              $  6.0
French Francs                                                                                      4.3
Australian Dollars                                           6.4                                  12.0
German Marks                                                                                      25.4
Italian Lira                                                                                      10.4                 2.6
British Pounds                                              69.6               94.1               18.6                50.6
Swiss Francs                                                 7.2                                   7.5                  .7
Swedish Krona                                                8.3                                   8.9
Danish Krona                                                 7.6                                   8.1
Singapore Dollars                                            9.0                3.1                9.3                 3.3
Netherland Guilders                                                                                                   16.1
Euro                                                        34.5              128.0               28.2
Other                                                       11.1                 .5               17.1
                                                   --------------     --------------     --------------      --------------
Total                                                    $ 232.5            $ 225.7            $ 254.0              $ 79.3
                                                   ==============     ==============     ==============      ==============

NOTE 9 - RESTRUCTURING AND OTHER MERGER COSTS

At December 31, 1999, the remaining accrual balance related to the fiscal 1998 restructuring charge for the integration of PerSeptive Biosystems, Inc. was $3.6 million, consisting of $1.8 million relating to personnel costs and $1.8 million relating to facility consolidation and asset related write-off costs (see Note 10 to the PE Biosystems group's combined financial statements in the Company's 1999 Annual Report to Stockholders).

NOTE 10 - PERFORMANCE UNIT BONUS PLAN

During the second quarter of fiscal 2000, a before-tax charge of $21.6 million was recognized for the accelerated vesting of certain performance units as a result of the attainment of performance targets of the second series. The vesting of the related stock options was not accelerated (see Note 8 to the PE Biosystems group's combined financial statements in the Company's 1999 Annual Report to Stockholders.)

A third series of performance units totaling .5 million units had been granted under the plan as of December 31, 1999.

NOTE 11 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and six month periods ended December 31, 1999, net revenues from leased instruments and shipments of consumables and project materials to Celera Genomics group totaled $16.9 million and $28.6 million, respectively.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 12 - SUBSEQUENT EVENT

Third Wave Technologies, Inc. Acquisition. On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is structured as a tax-free pooling of interests. All of the equity of Third Wave will be exchanged for an aggregate of approximately 1,972,000 shares of PE Corporation-PE Biosystems Group Common Stock, before giving effect to the 2-for-1 stock dividend declared January 20, 2000 for distribution on February 18, 2000. The transaction is subject to customary closing conditions and regulatory approvals.

Third Wave has developed the Invader(R) nucleic acid (DNA and RNA) detection technology. The Invader assays detect differences among genetic sequences important for the analysis of single nucleotide polymorphisms (SNPs). SNPs are single genetic code changes thought to account for individual differences ranging from predispositions for certain diseases to particular responses to drug treatment.

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

Throughout the following discussion of operations the impact on the Company's reported results of the movement in foreign currency exchange rates from one reporting period to another is referred to as "foreign currency translation."

Events Impacting Comparability

Discontinued Operations. Effective May 28, 1999, the Company completed the sale of our Analytical Instruments business to EG&G, Inc. Analytical Instruments, formerly a unit of the PE Biosystems group, develops, manufactures, markets, sells, and services analytical instruments used in a variety of markets. As part of the sale, the rights to the "Perkin-Elmer" name were transferred to EG&G. The transaction is subject to post-closing adjustments pursuant to the terms of the agreement with EG&G.

Amounts previously reported for Analytical Instruments have been reclassified and stated as discontinued operations. See Note 15 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders.

Disposition. During the fourth quarter of fiscal 1999, the Company divested its interest in Tecan AG.

Gain on sale of investment. The PE Biosystems group recognized a before-tax gain of $25.8 million in the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in a minority equity investment.

Merger-related costs. The Company incurred merger-related period costs of $1.0 million and $2.0 million for the three and six months ended December 31, 1998, respectively, in connection with the integration of PerSeptive into the Company. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders.

Other special charges. During the second quarter of fiscal 2000, the PE Biosystems group recorded a before-tax charge of $21.6 million in selling, general and administrative expenses, for costs related to the acceleration of certain long-term compensation programs as a result of the attainment of performance targets.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The PE Biosystems group was allocated a non-recurring before-tax charge of $.6 million in the second quarter of fiscal 1999 for costs incurred in connection with the recapitalization of the Company. The PE Biosystems group and the Celera Genomics group were each allocated 50% of the $1.2 million total recapitalization costs incurred during the second quarter of fiscal 1999.

Results of Continuing Operations for the Three Months Ended December 31, 1999 Compared With the Three Months Ended December 31, 1998

The PE Biosystems group reported income from continuing operations of $43.8 million for the second quarter of fiscal 2000 compared with $27.6 million for the second quarter of fiscal 1999. On a comparable basis, excluding Tecan and the special items previously described, income from continuing operations increased 53.1% to $43.8 million for the second quarter of fiscal 2000 compared with $28.6 million for the prior period. This increase is attributable to the growth in net revenues and lower operating expenses as a percent of net revenues. The net effect of changes in foreign currency had a negligible impact on this quarter's earnings.

Net revenues were $335.9 million for the second quarter of fiscal 2000 compared with $296.2 million for the second quarter of fiscal 1999. Excluding the results of Tecan in the prior year, revenues increased 26% compared with the prior year. The effects of foreign currency translation decreased net revenues by approximately $2.5 million compared with the prior year. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $16.9 million for the second quarter of fiscal 2000, or 5% of the PE Biosystems group's net revenues. Revenues from shipments of instruments and consumables to the Celera Genomics group were $9.4 million for the second quarter of fiscal 1999.

Geographically, excluding the net revenues of Tecan for the second quarter of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. Revenues increased 35.1% in the United States, 19.6% in Europe, 8.2% in the Far East and 68.1% in Latin America and other markets, compared with the second quarter of the prior fiscal year. Increased demand for genetic analysis instruments, sequence detection systems, and genetic analysis reagents, sold into both the research and applied markets, contributed to the growth. During the quarter, the PE Biosystems group shipped its one thousandth ABI Prism(R) 3700 DNA Analyzer. The 3700 began shipping in the second quarter of fiscal 1999.

Gross margin as a percentage of net revenues was 53.8% for the second quarter of fiscal 2000 compared with 55.3% for the second quarter of fiscal 1999. Excluding Tecan for the prior year, the gross margin as a percentage of net revenues was 53.5%.

SG&A expenses were $105.8 million for the second quarter of fiscal 2000 compared with $79.9 million for the second quarter of fiscal 1999, an increase of 32.4%.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

On a comparable basis, excluding the long-term compensation charge for the current year and Tecan from the prior year, SG&A expenses increased 19.7%. This increase was due to higher planned expenses, reflecting the growth in sales. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.1% for the second quarter of fiscal 2000 compared with 26.4% for the prior year.

R&D expenses were $31.4 million for the second quarter of fiscal 2000 compared with $33.3 million for the prior year. Excluding Tecan for the prior year, R&D expenses increased 12.2% compared with the prior year period. As a percentage of net revenues, excluding Tecan, R&D expenses were 9.3% for the second quarter of fiscal 2000 compared with 10.5% for the second quarter of the prior year. The prior year's R&D expense level was higher as a percentage of sales due to the release of new products introduced later in fiscal 1999.

The Company incurred merger-related period costs of $1.0 million for the second quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders. During the second quarter of fiscal 1999, the PE Biosystems group was allocated a non-recurring charge of $.6 million. These costs were incurred in connection with the recapitalization of the Company.

Operating income decreased to $43.5 million for the second quarter of fiscal 2000 compared with $49.1 million for the prior year. On a comparable basis, excluding the special items previously described and Tecan, operating income increased 47% for the second quarter of fiscal 2000 compared with the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products introduced over the past year. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 19.4% for the second quarter of fiscal 2000 compared with 16.6% for the prior year.

The PE Biosystems group recognized a before-tax gain of $25.8 million for the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in a minority equity investment.

Interest expense was $2.1 million for the second quarter of fiscal 2000 compared with $1.3 million for the prior year. This increase was primarily due to the interest on the note payable to the Celera Genomics group, as well as slightly higher average interest rates. Interest income was $3.9 million for the second quarter of fiscal 2000 compared with $.2 million for the prior year. Fiscal 2000 interest income included interest on the note receivable from EG&G relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Other expense, net was $4.3 million for the second quarter of fiscal 2000 compared with $2.2 million for the prior year. For both periods, other expense, net primarily related to costs associated with a portion of the Company's traditional foreign currency management program that provides hedge coverage for projected cash flows.

The effective income tax rate was 34% for the second quarter of fiscal 2000 compared with 29% for the prior year. Excluding special items in fiscal 2000 and fiscal 1999 and Tecan in fiscal 1999, the effective income tax rate was 30% for the second quarter of fiscal 2000 and for the prior year. See Note 1 to the PE Biosystems group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the second quarter of fiscal 1999, the PE Biosystems group incurred minority interest expense of $5.1 million relating to Tecan.

Results of Continuing Operations for the Six Months Ended December 31, 1999 Compared With the Six Months Ended December 31, 1998

The PE Biosystems group reported income from continuing operations of $73.5 million for the first six months of fiscal 2000 compared with $49.1 million for the first six months of fiscal 1999. On a comparable basis, excluding the special items previously described and Tecan, income from continuing operations increased 44.4% to $73.5 million for the first six months of fiscal 2000 compared with $50.9 million for the prior period. This increase is attributable to the growth in net revenues and lower operating expenses as a percent of net revenues. Partially offsetting the lower operating expenses were increased non-operating costs related to the PE Biosystems group's foreign currency management program.

Net revenues were $628.2 million for the first six months of fiscal 2000 compared with $547.4 million for the first six months of fiscal 1999. Excluding the results of Tecan for the prior year, revenues increased 28.2% compared with the prior year. The effects of foreign currency translation increased net revenues by approximately $2.4 million compared with the prior year. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $28.6 million for the first six months of fiscal 2000, or 4.6% of the PE Biosystems group's net revenues. For the first six months of fiscal 1999, revenues from shipments of instruments and consumables to the Celera Genomics group were $9.8 million.

Geographically, excluding the net revenues of Tecan for the first six months of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the first six months of fiscal 2000 compared with the first six months of fiscal 1999. Revenues increased 29.9% in the United States, 21.2% in Europe, 31% in the Far East and 60.3% in Latin America and other markets, compared with the first six months of the prior fiscal year. Increased demand for genetic analysis products, sequence detection systems, and polymerase chain reaction product lines was the primary contributor.

Gross margin as a percentage of net revenues was 53.4% for the first six months of fiscal 2000 compared with 55.3% for the first six months of fiscal 1999. Excluding Tecan for the prior year, gross

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

margin as a percentage of net revenues was 54.2% for the first six months of fiscal 1999. The decrease in the gross margin percentage was primarily the result of a change in product mix. Higher unit sales of reagents to support genetic analysis systems and increased royalty and contract licensing revenues were the primary contributors for the higher gross margin percentage for the first six months of fiscal 1999.

SG&A expenses were $183.6 million for the first six months of fiscal 2000 compared with $152.6 million for the first six months of fiscal 1999, an increase of 20.3%. On a comparable basis, excluding the long-term compensation charge for the current year and Tecan for the prior year, SG&A expenses for the PE Biosystems group increased 20.2% for the first six months of fiscal 2000 compared with the first six months of the prior year. This increase was due to higher planned expenses, reflecting the growth in sales. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.8% for the first six months of fiscal 2000 compared with 27.5% for the prior year.

R&D expenses were $63.4 million for the first six months of fiscal 2000 compared with $65.6 million for the prior year. Excluding Tecan, R&D expenses increased 11% compared with second quarter of the prior year. As a percentage of net revenues, excluding Tecan, R&D expenses were 10.1% for the first six months of fiscal 2000 compared with 11.6% for the first six months of the prior year. The prior year's R&D expense level was higher as a percentage of sales due to the release of new products introduced later in fiscal 1999.

The Company incurred merger-related period costs of $2.0 million for the first six months of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders. During the first six months of fiscal 1999, the PE Biosystems group was allocated a non-recurring charge of $.6 million. These costs were incurred in connection with the recapitalization of the Company.

Operating income increased to $88.5 million for the first six months of fiscal 2000 compared with $82.1 million for the first six months of the prior year. On a comparable basis, excluding the special items previously described and Tecan, operating income increased 49.2% for the first six months of fiscal 2000 compared with the first six months of the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products introduced over the past year. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 17.5% for the first six months of fiscal 2000 compared with 15.1% for the first six months of the prior year.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The PE Biosystems group recognized a before-tax gain of $25.8 million in the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in a minority equity investment.

Interest expense was $4.3 million for the first six months of fiscal 2000 compared with $2.1 million for the prior year. This increase was primarily due to the interest on the note payable to the Celera Genomics group, as well as slightly higher average interest rates. Interest income was $8.2 million for the first six months of fiscal 2000 compared with $.7 million for the prior year, which included interest on the note receivable from EG&G relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

Other expense, net for the first six months of fiscal 2000 was $8.9 million, primarily related to costs associated with a portion of the Company's traditional foreign currency management program that provides hedge coverage for projected cash flows. Other expense, net was $.5 million for the first six months of fiscal 1999, which related to costs associated with the Company's traditional foreign currency hedging program offset by income from a legal settlement.

The effective income tax rate was 33% for the first six months of fiscal 2000 compared with 29% for the prior year. Excluding special items in fiscal 2000 and fiscal 1999 and Tecan in fiscal 1999, the effective income tax rate was 30% for the first six months of fiscal 2000 compared with 29% for the prior year. See
Note 1 to the PE Biosystems group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the first six months of fiscal 1999, the PE Biosystems group incurred minority interest expense of $8.2 million relating to Tecan.

Market Risk

The PE Biosystems group operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For the first six months of fiscal 2000 and fiscal 1999, the PE Biosystems group derived approximately 49% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The risk management strategy for the PE Biosystems group utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses, respectively, on the derivatives. The PE Biosystems group does not use derivative financial instruments for trading or other speculative purposes, nor is the PE Biosystems group a party to leveraged derivatives. At December 31, 1999, outstanding hedge contracts covered approximately 75% of the estimated exposures related to foreign currency cash flows to be realized over the next nine months. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing over the next nine months.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Company performed sensitivity analyses as of December 31, 1999 and June 30, 1999. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. Dollar at December 31, 1999, the Company calculated a hypothetical loss of $9.0 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged at December 31, 1999. Performing the same hypothetical calculation at June 30, 1999, the Company calculated a hypothetical loss of $6.1 million. These hypothetical analyses exclude the impact of foreign currency translation on PE Biosystems group's operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, PE executed an interest rate swap, allocated to the PE Biosystems group, in conjunction with PE entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, PE pays a fixed rate of interest at 2.1% and receives a floating LIBOR interest rate. At December 31, 1999, the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion or $37.1 million. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Financial Resources and Liquidity

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $295.5 million at December 31, 1999 compared with $236.5 million at June 30, 1999, with total debt of $222.4 million at December 31, 1999 compared with $185.4 million at June 30, 1999. Working capital was $313.6 million at December 31, 1999 compared with $274.6 million at June 30, 1999. Debt to total capitalization decreased slightly to 25% at December 31, 1999 from 26% at June 30, 1999. The increase in loans payable is primarily a result of the Company's decision to discontinue its receivables factoring program in a foreign subsidiary.

Other long-term assets increased $49.4 million to $296.6 million at December 31, 1999 from $247.1 million at June 30, 1999, primarily as a result of a net increase in value of the Company's minority equity investments.

Accounts payable decreased $9.7 million to $138.0 million at December 31, 1999 from $147.7 million at June 30, 1999. Payments for higher purchases made in the fourth quarter of fiscal 1999, which were made to support increased production and operating requirements, contributed to the decrease.

Accrued salaries and wages increased $14.3 million to $57.6 million at December 31, 1999 from $43.3 million at June 30, 1999. The increase reflects the accrual of the charge for the acceleration of certain

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

long-term compensation programs, as a result of the attainment of performance targets, partially offset by the timing of recurring payments.

Condensed Combined Statements of Cash Flows. Net cash provided by operating activities from continuing operations was $30.9 million for the first six months of fiscal 2000 compared with $33.1 million for the same period in fiscal 1999. For the first six months of fiscal 2000, higher income-related cash flow was more than offset by higher payments to suppliers and payments of certain compensation accruals, as well as higher prepaid expenses and other assets.

Net cash used by investing activities from continuing operations was $8.6 million for the first six months of fiscal 2000 compared with $24.5 million for the first six months of fiscal 1999. In the first six months of fiscal 2000, the PE Biosystems group's capital expenditures were $31.2 million, which included $4.3 million related to improvement of its information technology infrastructure. The PE Biosystems group realized approximately $31.1 million from the sale of a portion of a minority investment during the first six months of fiscal 2000 and invested $9.0 million in equity investments. For the first six months of fiscal 1999, the PE Biosystems group generated $14.3 million in net cash proceeds from the sale of certain non-operating assets. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $39.4 million, which included $4.7 million related to improvement of the information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane.

Net cash used by discontinued operations was $7.4 million for the first six months of fiscal 2000 compared with $26.4 million for the first six months of fiscal 1999. The fiscal 2000 use was for transaction-related payments and other cash outlays associated with the divestiture of the analytical instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $41.7 million for the first six months of fiscal 2000 compared with $12.9 million for the prior period. For the first six months of fiscal 2000, the PE Biosystems group received $21.5 million in proceeds from employee stock option exercises compared with $37.9 million for the prior period. Loans payable increased $29 million for the first six months of fiscal 2000 compared with an increase of $15.6 million for the prior year. The first six months of fiscal 1999 included a payment of $5.3 million for the retirement of foreign debt and $27.7 million of cash allocated to the Celera Genomics group.

At December 31, 1999, PE had unused credit facilities totaling $354 million.

Year 2000

In fiscal 1997, PE Corporation initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on the Company's existing internal computer systems; our non-information technology systems, including embedded and process control systems; The Company's product offerings; and our significant suppliers. The purpose of this program has been to ensure the event does not have a material adverse effect on our business operations.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

While not all possible Year 2000 date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced no material disruption or other significant problems. The Company continues to evaluate and mitigate its exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000 related disruptions or other problems, if any, will not have a material adverse effect on the Company's operations or financial condition. However, the Company cannot be certain that Year 2000 issues will not have a material adverse effect on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

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

Outlook

The PE Biosystems group expects to continue to grow and maintain profitability for fiscal 2000 on the strength of robust demand and several new products. Fiscal 2000 will focus on growing product lines across a broad array of base technologies and exploring the needs of evolving markets. As public funding for basic life science research continues to expand, and more progress is made in uncovering

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

structured genomic information, pharmaceutical companies, recognizing the opportunity that this information may provide, are placing greater emphasis on research and development in these areas. PE Biosystems should continue to benefit from its customers' needs for more efficient and cost effective systems that can analyze and commercialize the volume of genomic information being created.

Sales of PE Biosystems' genetic analysis systems are increasingly moving beyond the basic research markets to a wider group of commercial customers and public agencies. The PE Biosystems group also should benefit this spring from shipments of new high throughput screening products such as the FMAT(TM) 8100 HTS System, the NorthStar(TM) HTS Workstation, and the ABI Prism(TM) 6700 Automated Nucleic Acid Workstation, now that the final versions have been shipped to test site customers. Additionally, the PE Biosystems group should also benefit from new products expected to be introduced during this period for drug characterization, as well as instruments and software for drug screening.

On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is structured as a tax-free pooling of interests. All of the equity of Third Wave will be exchanged for an aggregate of approximately 1,972,000 shares of PE Corporation-PE Biosystems Group Common Stock, before giving effect to the two-for-one stock dividend declared January 20, 2000 for distribution on February 18, 2000. The transaction is subject to customary closing conditions and regulatory approvals. Third Wave has developed the Invader(R) nucleic acid (DNA and RNA) detection technology. The Invader(R) assays detect differences among genetic sequences important for the analysis of single nucleotide polymorphisms (SNPs). SNPs are single genetic code changes thought to account for individual differences ranging from predispositions for certain diseases to particular responses to drug treatment. This technology will be used with the PE Biosystems group's Sequence Detection Systems, a proprietary technology for real-time analysis of genetic information.

We remain concerned about adverse currency effects because approximately 49% of the PE Biosystems group's revenues were derived from regions outside the United States for fiscal 1999.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to:

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

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                           Three months ended                      Six months ended
                                                              December 31,                           December 31,
                                                         1999               1998               1999                1998
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $        8,346      $        1,715     $       16,625     $        5,631

Costs and Expenses
Research and development                                   38,169               8,260             70,333             12,937
Selling, general and administrative                         9,525               5,814             17,932             10,606
Special charges                                                                   573                                   573
                                                   -----------------  ------------------ ------------------  -----------------
Operating Loss                                            (39,348)            (12,932)           (71,640)           (18,485)
Interest expense                                              610                                    661
Interest income                                             3,074                                  5,107
                                                   -----------------  ------------------ ------------------  -----------------
Loss Before Income Taxes                                  (36,884)            (12,932)           (67,194)           (18,485)
Benefit for income taxes                                   12,606               4,325             23,518              6,269
                                                   -----------------  ------------------ ------------------  -----------------
Net Loss                                           $      (24,278)     $       (8,607)    $      (43,676)     $     (12,216)
                                                   =================  ================== ==================  =================

Net Loss per Share (see Note 3)
  Basic and diluted                                $         (.94)                        $        (1.69)


          See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                                      At December 31,         At June 30,
                                                                                             1999                 1999
                                                                                      -------------------  -------------------
                                                                                         (unaudited)
Assets
Current assets
  Cash and cash equivalents                                                           $         53,955     $         71,491
  Note receivable from the PE Biosystems group                                                 150,000              150,000
  Tax benefit receivable from the PE Biosystems group                                            9,413                9,935
  Accounts receivable                                                                            9,788                3,276
  Prepaid expenses and other current assets                                                     13,017                3,454
                                                                                      -------------------  -------------------
Total current assets                                                                           236,173              238,156

Property, plant and equipment, net                                                             109,043              104,192
Other long-term assets                                                                           4,313                2,372
                                                                                      -------------------  -------------------
Total Assets                                                                          $        349,529     $        344,720
                                                                                      ===================  ===================

Liabilities and Group Equity
Current liabilities
  Loans payable                                                                       $         46,000     $              -
  Accounts payable                                                                              14,711               19,861
  Accrued salaries and wages                                                                     4,542                4,179
  Deferred revenues                                                                             11,826               12,032
  Other accrued expenses                                                                         6,646                9,281
                                                                                      -------------------  -------------------
Total current liabilities                                                                       83,725               45,353

  Other long-term liabilities                                                                    5,507                5,500
                                                                                      -------------------  -------------------
Total Liabilities                                                                               89,232               50,853

Group Equity                                                                                   260,297              293,867
                                                                                      -------------------  -------------------
Total Liabilities and Group Equity                                                    $        349,529     $        344,720
                                                                                      ===================  ===================


          See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                               Six months ended
                                                                                                 December 31,
                                                                                            1999               1998
                                                                                      -----------------  ------------------
Operating Activities
Net loss                                                                              $      (43,676)     $      (12,216)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                             10,966                 659
    Deferred income taxes                                                                     (6,615)
Changes in operating assets and liabilities:
    Decrease (increase) in tax benefit receivable
        from the PE Biosystems group                                                             522              (4,325)
    Increase in accounts receivable                                                           (6,512)               (182)
    Increase in prepaid expenses and other assets                                             (2,051)               (112)
    Increase in accounts payable and other liabilities                                           479               5,873
                                                                                      -----------------  ------------------
Net Cash Used by Operating Activities                                                        (46,887)            (10,303)
                                                                                      -----------------  ------------------
Investing Activities
Additions to property, plant and equipment                                                   (19,867)            (17,380)
Investments                                                                                   (3,000)
                                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                                        (22,867)            (17,380)
                                                                                      -----------------  ------------------
Financing Activities
Net change in loans payable                                                                   46,000
Net cash allocated from the PE Biosystems group                                                                   27,683
Proceeds from stock issued for stock plans                                                     6,218
                                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                                     52,218              27,683
                                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                                      (17,536)
Cash and Cash Equivalents Beginning of Period                                                 71,491
                                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                                               $       53,955      $            -
                                                                                      =================  ==================


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

NOTE 2 - ACQUISITIONS

Panther(TM) Technology. During the second quarter of fiscal 2000, the Celera Genomics group acquired the Panther(TM) technology from Molecular Applications Group. Panther(TM) is a software tool designed for rapid and accurate determination of gene and protein function. As part of the agreement, members of the Molecular Applications Group research team who developed the Panther(TM) technology became employees of the Celera Genomics group. The cost of this acquisition was $2.5 million and has been accounted for under the purchase accounting method.

Shanghai GeneCore BioTechnologies Co., Ltd. During the second quarter of fiscal 2000, the Celera Genomics group acquired a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd. from Axys Pharmaceuticals, Inc. The PE Biosystems group also owns a 47.5% equity interest in Shanghai GeneCore. Shanghai GeneCore is a genomics service company with expertise in nucleotide synthesis, DNA sequencing, bioinformatics analysis, and mutation detection. Shanghai GeneCore has ongoing research collaborations with several Chinese government agencies and research institutes. This investment will be accounted for under the equity method of accounting.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


NOTE 3 - LOSS PER SHARE

The following table presents a reconciliation of basic and diluted loss per share:

(Amounts in thousands                                         Three months ended           Six months ended
  except per share amounts)                                      December 31,                 December 31,
                                                                    1999                         1999
                                                               ----------------             ---------------
Weighted average number of common
  shares used in the calculation of basic
  loss per share                                                      25,959                      25,848

Common stock equivalents                                                   -                           -
                                                               ----------------             ---------------
Shares used in the calculation of
  diluted loss per share                                              25,959                      25,848
                                                               ================             ===============
Net loss used in the calculation of
  basic and diluted loss per share                                  $(24,278)                   $(43,676)
                                                               ================             ===============
Net loss per share
   Basic and diluted                                                $   (.94)                   $  (1.69)

On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-Celera Genomics Group Common Stock and PE Corporation-PE Biosystems Group Common Stock. Therefore, the reconciliation for the three and six months ended December 31, 1998 is omitted since Celera Genomics Group Common Stock was not part of the capital structure of the Company during such period.

Options and warrants to purchase 7.0 million shares of Celera Genomics Group Common Stock were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share because the effect was antidilutive.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


On January 20, 2000, the Board of Directors announced a two-for-one split of Celera Genomics Group Common Stock. The two-for-one stock split will be effected in the form of a 100% stock dividend payable on February 18, 2000 to stockholders of record as of the close of business on February 4, 2000. The following table presents share and per share data on a pro forma basis to reflect this split:

(Amounts in thousands                                         Three months ended           Six months ended
  except per share amounts)                                      December 31,                 December 31,
                                                                    1999                         1999
                                                               ----------------             ---------------
Weighted average number of common
  shares used in the calculation of basic
  loss per share                                                      51,918                      51,695

Common stock equivalents                                                   -                           -
                                                               ----------------             ---------------
Shares used in the calculation of
  diluted loss per share                                              51,918                      51,695
                                                               ================             ===============
Net loss used in the calculation of
  basic and diluted loss per share                                  $(24,278)                   $(43,676)
                                                               ================             ===============
Net loss per share
   Basic and diluted                                                $   (.47)                   $   (.84)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and significant non-cash financing activity were as follows:

(Dollar amounts in millions)                                     Six months ended
                                                                   December 31,
                                                                1999          1998
                                                            ------------- --------------
Interest                                                        $     .7      $      -
Significant non-cash investing
  and financing activities
     Note receivable from the
         PE Biosystems group                                    $      -      $  310.9

NOTE 5 - LOANS PAYABLE

Loans payable consisted of $46 million of commercial paper with an average interest rate of 5.65% at December 31, 1999.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and six month periods ended December 31, 1999, R&D expenses included $14.0 and $25.5 million, respectively, for lease payments on instruments and the purchase of consumables and project materials and $.3 million and $.5 million, respectively, for R&D services contracted from the PE Biosystems group.

NOTE 7 - SUBSEQUENT EVENT

On January 31, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering of 1.6 million shares of its PE Corporation-Celera Genomics Group Common Stock. The Company will also grant the underwriters a 15% over-allotment option. The number of shares to be sold does not reflect the two-for-one stock split of PE Corporation-Celera Genomics Group Common Stock, discussed in Note 3.

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

Results of Operations for the Three Months Ended December 31, 1999 Compared With the Three Months Ended December 31, 1998

The Celera Genomics group reported a net loss of $24.3 million for the second quarter of fiscal 2000, compared with a net loss of $8.6 million for the second quarter of fiscal 1999. The increase in the net loss reflected the increased sequencing activity and increased operating expenses required to support the expanded data management and software and business development activities.

Net revenues for the Celera Genomics group were $8.3 million for the second quarter of fiscal 2000 compared with $1.7 million for the second quarter of fiscal 1999. The increased revenues were primarily a result of database subscription agreements initiated during the second half of fiscal 1999 and an increase in genomics services revenues. Revenues for plant and animal genotyping services remained essentially unchanged.

R&D expenses increased $29.9 million to $38.2 million for the second quarter of fiscal 2000 from $8.3 million for the second quarter of fiscal 1999 primarily as a result of a full quarter of sequencing operations and significantly expanded bioinformatics and software development capabilities.

SG&A expenses were $9.5 million for the second quarter of fiscal 2000 compared with $5.8 million for the second quarter of fiscal 1999. The increase related to the planned scale-up in business development, marketing and administrative activities in support of the database business. Corporate expenses and administrative shared services were $2.3 million for the second quarter of fiscal 2000 compared with $1.4 million for the second quarter of fiscal 1999. The increase is a result of corporate expenses attributable to the Celera Genomics group. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of corporate overhead and administrative shared services.

The Celera Genomics group was allocated a non-recurring before-tax charge of $.6 million in the second quarter of fiscal 1999. These costs were incurred in connection with the recapitalization of the Company. The Celera Genomics group and the PE Biosystems group were each allocated 50% of the $1.2 million total recapitalization costs incurred during the second quarter of fiscal 1999.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Interest expense was $.6 million for the second quarter of fiscal 2000 as a result of the Company's financing of the purchase of the Rockville, Maryland facilities. Interest income was $3.1 million for the second quarter of fiscal 2000, which was primarily attributable to interest on the $150 million note receivable from the PE Biosystems group, as well as interest received on cash balances.

The effective income tax rate was 34% for the second quarter of fiscal 2000 and 33% for the second quarter of fiscal 1999. Excluding special items for the second quarter of fiscal 1999, the effective income tax rate was 35%. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations for the Six Months Ended December 31, 1999 Compared With the Six Months Ended December 31, 1998

The Celera Genomics group reported a net loss of $43.7 million for the first six months of fiscal 2000, compared with a net loss of $12.2 million for the first six months of fiscal 1999. The increase in the net loss reflected the increased sequencing activity and increased operating expenses required to support the expanded data management and software and business development activities.

Net revenues for the Celera Genomics group were $16.6 million for the first six months of fiscal 2000 compared with $5.6 million for the first six months of fiscal 1999. The increased revenues were primarily a result of database subscription agreements initiated during the second half of fiscal 1999 and an increase in genomics services revenues. Revenues for plant and animal genotyping services remained essentially unchanged.

R&D expenses increased $57.4 million to $70.3 million for the first six months of fiscal 2000 from $12.9 million for the first six months of fiscal 1999 primarily as a result of a full six months of sequencing operations and significantly expanded bioinformatics and software development capabilities.

SG&A expenses were $17.9 million for the first six months of fiscal 2000 compared with $10.6 million for the first six months of fiscal 1999. The increase was related to the planned scale-up in business development, marketing and administrative activities in support of the database business. Corporate expenses and administrative shared services were $4.1 million for the first six months of fiscal 2000 compared with $2.4 million for the first six months of fiscal 1999. The increase is a result of corporate expenses attributable to the Celera Genomics group. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of corporate overhead and administrative shared services.

The Celera Genomics group was allocated a non-recurring before-tax charge of $.6 million in the first six months of fiscal 1999. These costs were incurred in connection with the recapitalization of the

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Company. The Celera Genomics group and the PE Biosystems group were each allocated 50% of the $1.2 million total recapitalization costs incurred during the first six months of fiscal 1999.

Interest expense was $.7 million for the first six months of fiscal 2000 as a result of the Company's financing of the purchase of the Rockville, Maryland facilities. Interest income was $5.1 million for the first six months of fiscal 2000, which was primarily attributable to interest on the $150 million note receivable from the PE Biosystems group, as well as interest received on cash balances.

The effective income tax rate was 35% for the first six months of fiscal 2000 and 34% for the first six months of fiscal 1999. Excluding special items for the first six months of fiscal 1999, the effective income tax rate was 35%. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Financial Resources and Liquidity

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $54.0 million at December 31, 1999 compared with $71.5 million at June 30, 1999. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Rockville, Maryland facilities. The Company anticipates that the $46 million financing will remain outstanding beyond the current fiscal year.

At December 31 and June 30, 1999, the Celera Genomics group had a $9.4 million and $9.9 million tax benefit receivable from the PE Biosystems group. These amounts represent the tax benefits for the second quarter of fiscal 2000 and the fourth quarter of fiscal 1999, respectively. The tax benefit receivable is settled on a quarterly basis. See Note 1 to the Celera Genomics group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Accounts receivable increased $6.5 million to $9.8 million at December 31, 1999 from $3.3 million at June 30, 1999, primarily as a result of increased database subscriptions and genomics service revenue.

Prepaid expenses and other current assets increased $9.5 million to $13.0 million at December 31, 1999 from $3.5 million at June 30, 1999. The increase included a deferred tax asset of $6.6 million resulting from the Celera Genomics group's operating losses.

Accounts payable decreased $5.2 million to $14.7 million at December 31, 1999 from $19.9 million at June 30, 1999 primarily as a result of software license fees incurred during the fourth quarter of fiscal 1999.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Deferred revenues decreased $.2 million to $11.8 million at December 31, 1999 compared with $12.0 million at June 30, 1999 due to revenue recognized under database subscription contracts offset by timing of payments received for subscription and gene discovery agreements.

Other accrued expenses decreased $2.6 million to $6.6 million at December 31, 1999 compared with $9.3 million at June 30, 1999 as a result of payments for fiscal year-end accruals.

Condensed Combined Statements of Cash Flows. Cash used by operating activities was $46.9 million for the first six months of fiscal 2000 compared with $10.3 million for the same period in the prior year. The increase in cash used by operating activities resulted primarily from higher net operating losses.

Net cash used by investing activities for capital expenditures was $19.9 million for the first six months of fiscal 2000 compared with $17.4 million for the first six months of fiscal 1999. Fiscal 2000 capital expenditures included payments for software licenses acquired during the fourth quarter of fiscal 1999 and expenditures associated with the continued development of the laboratories, facilities, and data center at the Rockville, Maryland facilities. The capital spending for the first six months of fiscal 1999 included $7.8 million of purchases for the PE Biosystems group's ABI Prism(R) 3700 DNA Analyzers and $.5 million for other instrumentation purchased from the PE Biosystems group. The Celera Genomics group's investments during the first six months of fiscal 2000 included acquisitions of the Panther(TM) technology from Molecular Applications Group and a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd.

Net cash provided by financing activities was $52.2 million for the first six months of fiscal 2000 compared with $27.7 million for same period in the prior year. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Rockville, Maryland facilities. In the first six months of fiscal 2000, the Celera Genomics group received $6.2 million in proceeds from employee stock option exercises. Net cash provided by financing activities for the first six months of fiscal 1999 was $27.7 million, attributable entirely to the funding of that year's operations by PE Corporation.

Year 2000

In fiscal 1997, PE Corporation initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on our existing internal computer systems; our non-information technology systems, including embedded and process control systems; our product offerings; and our significant suppliers. The operations of the Celera Genomics group are included within this program. The purpose of this program has been to ensure the event does not have a material adverse effect on our business operations.

While not all possible Year 2000 date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

no material disruption or other significant problems. The Company continues to evaluate and mitigate our exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000 related disruptions or other problems, if any, will not have a material adverse effect on the Company's operations or financial condition. However, the Company cannot be certain that Year 2000 issues will not have a material adverse effect on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

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

Outlook

The Celera Genomics group expects to see an expansion in the customer base for the new genomic information and database products, with corresponding increases in revenues throughout fiscal 2000. During the second quarter of fiscal 2000, the Celera Genomics group entered into a five-year comprehensive genomics agreement with Pfizer Inc. which includes a subscription to all of Celera Genomics group's current database products and a collaborative gene discovery agreement. Pfizer's database subscription gives it access to five databases developed by the Celera Genomics group until 2005. All of these databases integrate the Celera Genomics group's proprietary information with publicly available sources. Despite the potential for increased revenues in fiscal 2000, the Celera Genomics group expects that it will continue to incur significant operating losses for such year.

Operating expenses will increase over the balance of the fiscal year as the Celera Genomics group continues to improve its sequencing throughput and installs additional hardware and software designed to accelerate product development and support for its information delivery systems.

The Celera Genomics group recently completed the sequencing phase in deciphering the genome of Drosophila, the fruit fly. In January, 2000, the Celera Genomics group announced it had compiled DNA sequence in its database that covers 90% of the human genome. As a result of the extensive sequence coverage of the 23 pairs of human chromosomes and based on statistical analysis, the Celera Genomics group believes that greater than 97% of all human genes are now represented in the Celera Genomics group's database. As a result of Celera's successful sequencing and assembly of Drosophila and the accelerated availability of data from public human genome sequencing efforts,

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera believes that it can sequence and assemble the human genome on an accelerated basis. Celera Genomics expects to complete the sequencing phase of the human genome by mid-2000 and the assembly phase by the end of 2000, or one year ahead of its original schedule.

Celera Genomics' progress to date has placed it well ahead of its original schedule. Consequently, Celera Genomics intends to make significant new investments to expand beyond the genome and to take advantage of what it believes will be new market opportunities in the emerging fields of functional genomics, in particular proteomics, and personalized health/medicine. New revenue opportunities in these fields range from expansion of Celera's information and service businesses to the licensing of proprietary discoveries resulting from the new information.

On January 31, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering of 1.6 million shares of its Celera Genomics Group Common Stock. Celera intends to use the net proceeds from this offering primarily to fund its new product and technology development activities in functional genomics, with an emphasis on proteomics, and personalized health/medicine. These activities will require increased investment in Celera's laboratory, computational resources, software systems and business and product development operations. Celera also intends to use the net proceeds of this offering for general corporate purposes, including possible acquisitions, alliances or collaborations. Pending such uses, Celera intends to invest the net proceeds of this offering in interest-bearing, investment-grade securities.

We believe that Celera Genomics' existing cash and cash equivalents and the note receivable and tax benefit receivable from the PE Biosystems group are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to the sequencing and assembly of the human genome and the development of informational products and services based on the resultant data. While we intend to use the net proceeds of the Celera Genomics Group Common Stock offering to fund Celera's expansion into functional genomics and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. Celera's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

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

Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $129.7 million as of December 31, 1999 and expects that it will continue to incur additional net losses for the foreseeable future. These losses may increase as Celera expands its investments in new technology and product development, including the development of our functional genomics and personalized health/medicine efforts. As an early stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

Celera Genomics' business plan is unique and expanding. No organization has ever attempted to combine in one business organization all of the Celera Genomics group's businesses. In addition, as Celera Genomics nears completion of the sequencing of the human genome, it is expanding its business plan to enter into new markets: functional genomics and personalized health/medicine. The creation of a genomics database, and the offering of functional genomics and personalized health/medicine capabilities targeted at a wide variety of customers, from pharmaceutical companies to university researchers, has a number of risks, including pricing and volume issues, technology and access concerns, computer security, pursuit of key scientific goals and protection of intellectual property. The addition of the functional genomics and personalized health/medicine efforts will add further complexity and require additional management attention and resources as these new markets are addressed.

Celera Genomics' business plan depends heavily on timely completion of the sequencing

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

and assembly of the human genome. The Celera Genomics group's efforts to complete the sequencing and assembly of the human genome are not yet complete. Some genomic scientists have criticized the Celera Genomics group's sequencing strategy, known as "whole genome shotgun sequencing," as having limitations when applied on a large scale in sequencing the human genome. Others have stated that the human genome cannot be sequenced using whole genome shotgun sequencing. Although scientists at The Institute for Genomic Research have used the whole genome shotgun strategy to sequence the genomes of other organisms, the strategy has not been used to sequence a genome with the size and complexity of the human genome. Although the Celera Genomics group has been successful in sequencing and assembling the Drosophila genome, once the human genome has been fully sequenced, there can be no assurance that the Celera Genomics group will be successful in its assembly of the human genome. Celera Genomics group's ability to retain its existing customers and attract new customers is heavily dependent upon the completion of the sequencing and assembly of the human genome within the expected time frames. In addition, completion of the sequencing and assembly of the human genome is essential to the functional genomics and personalized medicine components of Celera Genomics' business strategy in which Celera Genomics intends to make substantial investments in the near future. As a result, failure to complete the sequencing and assembly effort in a timely manner may have a material adverse effect on the Celera Genomics group's business.

Celera Genomics' revenue growth depends on retaining existing and adding new customers. The Celera Genomics group has a small number of customers, the revenues from which will offset only a small portion of its expenses. In order to generate significant additional revenues, the Celera Genomics group must obtain additional customers and retain its existing customers. Celera Genomics' ability to retain existing and add new customers depends upon customers' continued belief that Celera Genomics' products can help accelerate their drug discovery and development efforts and fundamental discoveries in biology. Although customer agreements typically have multi-year terms, there can be no assurance that any will be renewed upon expiration. The Celera Genomics group's future revenues are also affected by the extent to which existing customers expand their agreements to include new services and database products. In some cases, the Celera Genomics group may accept milestone payments or future royalties on products developed by its customers as consideration for access to Celera Genomics' databases and products in lieu of a portion of subscription fees. Such arrangements are unlikely to produce revenue for Celera Genomics group for a number of years, if ever, and depend heavily on the research and product development, sales and marketing and intellectual property protection abilities of the customer.

Use of genomics information to develop or commercialize products is unproven. The development of new drugs and the diagnosis of disease based on genomic information is unproven. Few therapeutic or diagnostic products based on genomic discoveries have been developed and commercialized and to date no one has developed or commercialized any therapeutic, diagnostic or agricultural products based on the Celera Genomic group's technologies. If the Group's customers are unsuccessful in developing and commercializing products based on the Group's databases or other products or services, customers and the Group may be unable to generate sufficient revenues and its business may suffer as a result. Development of such products will be subject to risks of failure, including that such products will be found to be toxic, be found to be ineffective, fail to receive regulatory approvals, fail to be developed prior to the successful marketing of similar products by competitors or infringe on proprietary rights of third parties.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


The genomics industry is intensely competitive and evolving. There is intense competition among entities attempting to sequence segments of the human genome and identify genes associated with specific diseases and develop products and services based on these discoveries. Celera Genomics faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad. A number of companies, other institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning, the study of genetic variation, and other genomic service businesses. Some of these competitors are developing databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical companies. Additional competitors may attempt to establish databases containing this information in the future. The Celera Genomics group has licensed some of its key technology on a non-exclusive basis, including the Human Genome Index licensed from the Institute for Genomics Research, and therefore such technology may be available for license by our competitors.

Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, target gene identification, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Celera Genomics also faces competition from providers of software. A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in managing and analyzing their own genomic data and publicly available data.

Celera Genomics' current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries. The Celera Genomics group derives a substantial portion of its revenues from fees paid by pharmaceutical companies and larger biotechnology companies for its information products and services, including Amgen Inc., Novartis Pharma AG, Pharmacia & Upjohn and Pfizer Inc. The Group expects that pharmaceutical companies and larger biotechnology companies will continue to be the Group's primary source of revenues for the foreseeable future. As a result, the Group is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

In addition, the Celera Genomics group's future revenues may be adversely affected by mergers and consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of the Group's potential customers. Large pharmaceutical and biotechnology customers could also decide to conduct their own genomics programs or seek other providers instead of using Celera's products and services.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Celera Genomics relies heavily on its strategic relationship with PE Biosystems group. The Celera Genomics group believes that its strategic relationship with the PE Biosystems group has provided it with a significant competitive advantage in its efforts to date to sequence the human genome. Celera Genomics' timely completion of that work and successful extension of its business into the functional genomics and personalized health/medicine arenas will depend heavily on the PE Biosystems group's ability to continue to provide leading edge, proprietary technology and products, including technologies relating to genetic analysis, protein analysis and high-throughput screening. If PE Biosystems is unable to supply these technologies, Celera will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with the PE Biosystems group that adversely affects the Celera Genomic group's access to PE Biosystems' technology or failure by PE Biosystems to continue to develop new technologies or protect its proprietary technology could adversely affect Celera Genomics' business.

Introduction of new products may expose Celera Genomics to product liability claims. New products developed by Celera Genomics could expose Celera Genomics to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Genomics to spend significant time and money in litigation and to pay significant damages.

Celera could incur liabilities relating to hazardous materials that it uses in its research and development activities. Celera Genomics' research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. In the event of an accidental contamination or injury from these materials, Celera could be held liable for damages in excess of its resources.

Celera Genomics' sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's ability to obtain new customers for genomic information products and value-added programs depends on its customers' belief that the Group can help accelerate their drug discovery efforts. The Celera Genomics group's sales cycle is typically lengthy because the Group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. Celera may expend substantial funds and management effort with no assurance that an agreement will result. Actual and proposed consolidations of pharmaceutical companies have affected and may in the future affect the timing and progress of the Group's sales efforts.

Scientific and management staff have unique expertise which is key to the Celera Genomics' commercial viability and which would be difficult to replace. Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly Dr. Venter, its President. For the sequencing and assembly of the human genome, the Celera Genomics group believes the following members of its staff are essential: Dr. Venter; Dr. Mark Adams, Vice President for Genome Programs; and Dr. Eugene Myers, who is responsible for the group assembling the genome. None of these individuals are party to employment agreements, non-competition agreements or non-solicitation agreements with the Celera Genomics group. Additional members of the Celera Genomics group's medical, scientific and bioinformatics staff are important to the development of information, tools and services required for implementation of its business plan. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on the Celera Genomics group's ability to achieve its goals.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued



Celera Genomics' competitive position may depend on patent and copyright protection, which may not be sufficiently available. The Celera Genomics group's ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and other intellectual property. While Celera Genomics will be primarily dependent on revenues from access fees to its discovery and information system, obtaining patent protection may also be important to its business, in that Celera Genomics would be able to prevent competitors from making, using or selling any of its technology for which it obtains a patent. Patent law affecting Celera Genomics' business, particularly gene sequences and polymorphisms, is uncertain, and as a result, the Group is uncertain as to its ability to prevent competitors from developing similar subject matter. Patents may not issue from patent applications that the Group may own or license. In addition, because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed patent applications for technology used by Celera Genomics or covered by Celera Genomics' pending patent applications without Celera Genomics being aware of such applications.

Moreover, the Celera Genomics group may be dependent on protecting, through copyright law or otherwise, its databases to prevent other organizations from taking information from such databases and copying and reselling it. Copyright law currently provides uncertain protection regarding the copying and resale of factual data. As such, Celera Genomics is uncertain whether it could prevent such copying or resale. Changes in copyright and patent law could either expand or reduce the extent to which the Celera Genomics group and its customers are able to protect their intellectual property.

Celera Genomics' position may depend on its ability to protect trade secrets. The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group currently protects such information and procedures as trade secrets. The Celera Genomics group protects its trade secrets through confidentiality agreements with employees, consultants, collaborators, and customers as well as through other security measures. These confidentiality agreements may be breached, however, and the Group may not have adequate remedies for any such breach. In addition, the Group's trade secrets may otherwise become known or be independently developed by competitors.

Public disclosure of genomics sequence data could jeopardize Celera's intellectual property protection and have an adverse effect on the value of our products and services. The Celera Genomics group, the federally funded Human Genome Project and others engaged in similar research have committed to make available to the public basic human sequence data. Such disclosures might limit the scope of the Celera Genomics group's claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurance that such publication has not affected and will not affect the ability to obtain patent protection. Customers may conclude that uncertainties of such protection decrease the value of the Celera Genomics group's information products and services and as a result, it may be required to reduce the fees it charges for such products and services.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Genomics may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including Celera Genomics, are generally uncertain and involve complex legal, scientific and factual questions. Celera Genomics' success in the functional genomics field may depend, in part, on its ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in Celera Genomics' industry. The Group may become a party to patent litigation or proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties. Interference proceedings may be necessary to establish which party was the first to discover such intellectual property. Celera Genomics may become involved in patent litigation against third parties to enforce the Group's patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to Celera Genomics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If an infringement litigation against Celera Genomics is resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling certain of its products or services without a license from a third party. Celera Genomics may not be able to obtain such a license on commercially acceptable terms, or at all.

The U.S. Patent and Trademark Office has issued at least one patent to a third party relating to a SNP. If other important SNPs receive patents, Celera Genomics will need to obtain rights to those important SNPs in order to develop, use and sell related assays. Such licenses may not be available to Celera Genomics on commercially acceptable terms, or at all.

Celera Genomics' business is dependent on the continuous, effective, reliable and secure operation of its computer hardware, software and internet applications and related tools and functions. Because Celera Genomics' business requires manipulating and analyzing large amounts of data, and communicating the results of such analysis to customers via the Internet, the Group depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, Internet servers and related infrastructure. To the extent that the Group's hardware or software malfunctions or the Group's customers' access to products through the Internet is interrupted, its business could suffer. The Group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm flood, power loss, earthquakes, telecommunications failures, physical or software break-ins and similar events. In addition, Celera Genomics' database products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Group fails to maintain and further develop the necessary computer capacity and data to support its customers' drug discovery efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact the Group's business.

Celera Genomics' research and product development depends on access to tissue samples and other biological materials. To continue to build its database products, Celera Genomics will need access to normal and diseased human and other tissue samples, other biological materials and related clinical and other information, which may be in limited supply. Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If Celera Genomics loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

If ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for our products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for its products.

Expected rapid growth in the number of our employees could absorb valuable management resources and be disruptive to the development of Celera Genomics' business. The Celera Genomics group expects to grow significantly, from approximately 450 employees at December 31, 1999 to over 600 by June 30, 2000. This growth will require substantial effort to hire new employees and train and integrate them in the Celera Genomics group's business and to develop and implement management information systems, financial controls and facility plans. In addition, the Celera Genomics group will be required to create a sales and marketing organization and expand customer support resources as sales of its information products increase. The Celera Genomics group's inability to manage growth effectively would have a material adverse effect on its future operating results.

The use of Celera Genomics' products and services by its customers may be subject to government regulation. Within the field of functional genomics, the use of Celera's database products by pharmaceutical and biotechnology customers may be subject to certain U.S. Food and Drug Administration or other regulatory approvals. For example, any new drug developed by the efforts of Celera's customers as a result of their use of Celera's databases must undergo an extensive regulatory review process. This process can take many years and require substantial expense.

Within the field of personalized health/medicine, current and future patient privacy and health care laws and regulations issued by the FDA may limit the use of polymorphism data. To the extent that use of Celera's databases is limited or additional costs are imposed on Celera's customers due to regulation, our business may be adversely affected.

Furthermore, Celera Genomics may be directly subject to regulation as a provider of diagnostic information. To the extent that such regulations restrict the sale of Celera's products or impose other costs, Celera's business may be materially adversely affected.

Future acquisitions may absorb significant resources and may be unsuccessful

     As part of the Celera Genomics group's strategy, it expects to pursue acquisitions, investments and other relationships and alliances. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities, and expenses that could have a material adverse effect on Celera Genomics' financial condition and results of operations. For example, to the extent that we elect to pay the purchase price for such acquisitions in shares of Celera Genomics stock, such issuance of additional shares of Celera Genomics stock will be dilutive to Celera's shareholders. Acquisitions involve numerous other risks, including:

     o difficulties integrating acquired technologies and personnel into Celera's business;

     o   diversion of management from daily operations;

     o   inability to obtain required financing on favorable terms;

     o   entering new markets in which Celera has little previous experience;

     o   potential loss of key employees or customers of acquired companies;

     o assumption of the liabilities and exposure to unforseen liabilities of acquired companies; and

     o   amortization of the intangible assets of acquired companies.

It may be difficult for Celera to complete such transactions quickly and to integrate such business efficiently into its current business. Any such acquisitions or investments by Celera may ultimately have a negative impact on its business and financial condition.

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                           Three months ended                      Six months ended
                                                              December 31,                           December 31,
                                                         1999               1998               1999                1998
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $      327,364      $      288,518     $      616,207     $      543,238
Cost of Sales                                             147,261             130,737            279,812            242,966
                                                   -----------------  ------------------ ------------------  -----------------
Gross Margin                                              180,103             157,781            336,395            300,272
Selling, general and administrative                       115,347              85,738            201,491            163,217
Research, development and engineering                      60,725              40,527            117,385             77,101
Merger costs and other special charges                                          2,187                                 3,125
                                                   -----------------  ------------------ ------------------  -----------------
Operating Income                                            4,031              29,329             17,519             56,829
Gain on sale of investment                                 25,811                                 25,811
Interest expense                                              856               1,338              1,250              2,140
Interest income                                             5,143                 248              9,551                738
Other expense, net                                         (4,305)             (2,245)            (8,885)              (539)
                                                   -----------------  ------------------ ------------------  -----------------
Income Before Income Taxes                                 29,824              25,994             42,746             54,888
Provision for income taxes                                 10,649               2,683             13,492             10,581
Minority interest                                                               5,104                                 8,212
                                                   -----------------  ------------------ ------------------  -----------------
Income From Continuing Operations                          19,175              18,207             29,254             36,095
Loss From Discontinued
  Operations, Net of Income Taxes                                              (3,158)                               (4,037)
                                                   -----------------  ------------------ ------------------  -----------------
Net Income                                         $       19,175      $       15,049     $       29,254     $       32,058
                                                   =================  ================== ==================  =================

PE Biosystems Group (see Note 5)
  Income from Continuing Operations                $       43,834      $       27,558     $       73,541     $       49,055
      Basic per share                              $          .42                         $          .71
      Diluted per share                            $          .41                         $          .69
  Loss from Discontinued Operations                                    $       (3,158)                       $       (4,037)
      Basic per share
      Diluted per share
  Net Income                                       $       43,834      $       24,400     $       73,541     $       45,018
      Basic per share                              $          .42                         $          .71
      Diluted per share                            $          .41                         $          .69
  Dividends per share                              $         .085                         $          .17

Celera Genomics Group (see Note 5)
  Net Loss                                         $      (24,278)     $       (8,607)    $      (43,676)    $      (12,216)
      Basic and diluted per share                  $         (.94)                        $        (1.69)


 See accompanying notes to unaudited condensed consolidated financial statements

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS continued
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)

                                                           Three months ended                      Six months ended
                                                              December 31,                           December 31,
                                                         1999               1998               1999                1998
                                                   -----------------  ------------------ ------------------  -----------------
PE Corporation (see Note 5)
  Income from Continuing Operations
      Basic per share                                                  $          .36                        $          .73
      Diluted per share                                                $          .36                        $          .71
  Loss from Discontinued Operations
      Basic per share                                                  $         (.06)                       $         (.08)
      Diluted per share                                                $         (.06)                       $         (.08)
  Net Income
      Basic per share                                                  $          .30                        $          .65
      Diluted per share                                                $          .30                        $          .63
Dividends per Share                                                    $          .17                        $          .34


 See accompanying notes to unaudited condensed consolidated financial statements

                                 PE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                                      At December 31,         At June 30,
                                                                                             1999                 1999
                                                                                      -------------------  -------------------
                                                                                         (unaudited)
Assets
Current assets
  Cash and cash equivalents                                                           $        349,481     $        308,021
  Note receivable                                                                              150,000              150,000
  Accounts receivable, net                                                                     321,434              307,056
  Inventories                                                                                  168,716              149,670
  Prepaid expenses and other current assets                                                     96,384               79,255
                                                                                      -------------------  -------------------
Total current assets                                                                         1,086,015              994,002

Property, plant and equipment, net                                                             294,343              275,792

Other long-term assets                                                                         300,886              249,513
                                                                                      -------------------  -------------------
Total Assets                                                                          $      1,681,244     $      1,519,307
                                                                                      ===================  ===================

Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                                                       $         81,249     $          3,911
  Accounts payable                                                                             145,122              165,120
  Accrued salaries and wages                                                                    62,111               47,495
  Accrued taxes on income                                                                      141,303              128,261
  Other accrued expenses                                                                       188,264              177,865
                                                                                      -------------------  -------------------
Total current liabilities                                                                      618,049              522,652

  Long-term debt                                                                                37,102               31,452
  Other long-term liabilities                                                                  119,829              143,678
                                                                                      -------------------  -------------------
Total Liabilities                                                                              774,980              697,782

Stockholders' Equity
  Capital stock
        PE Corporation - PE Biosystems group                                                     1,035                1,027
        PE Corporation - Celera Genomics group                                                     260                  257
  Capital in excess of par value                                                               540,863              507,341
  Retained Earnings                                                                            329,443              317,720
  Accumulated other comprehensive income                                                        34,663               (4,820)
                                                                                      -------------------  -------------------
Total Stockholders' Equity                                                                     906,264              821,525
                                                                                      -------------------  -------------------
Total Liabilities and Stockholders' Equity                                            $      1,681,244     $      1,519,307
                                                                                      ===================  ===================

 See accompanying notes to unaudited condensed consolidated financial statements

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                          (Dollar amounts in thousands)

                                                                                               Six months ended
                                                                                                 December 31,
                                                                                            1999               1998
                                                                                      -----------------  ------------------
Operating Activities from Continuing Operations
Income from continuing operations                                                     $       29,254      $       36,095
Adjustments to reconcile income from continuing
 operations to net cash (used) provided by operating activities:
    Depreciation and amortization                                                             35,211              22,723
    Long-term compensation programs                                                           27,974               2,411
    Gain on sale of investment                                                               (25,811)
    Deferred income taxes                                                                     (4,937)              1,600
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                            (15,063)            (27,138)
  Increase in inventories                                                                    (17,572)            (17,854)
  Increase in prepaid expenses and other assets                                              (18,323)            (13,537)
  (Decrease) increase in accounts payable and other liabilities                              (26,737)             11,640
                                                                                      -----------------  ------------------
Net Cash (Used) Provided by Operating Activities                                             (16,004)             15,940
                                                                                      -----------------  ------------------
Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $594 and $581, respectively)                                           (50,513)            (49,403)
Investments, net                                                                             (12,000)
Proceeds from the sale of assets, net                                                         31,056              14,301
                                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                                        (31,457)            (35,102)
                                                                                      -----------------  ------------------
Net Cash Used by Continuing Operations
  Before Financing Activities                                                                (47,461)            (19,162)
                                                                                      -----------------  ------------------
Discontinued Operations
Net cash used by operating activities                                                         (7,435)             (4,778)
Net cash used by investing activities                                                                            (21,595)
                                                                                      -----------------  ------------------
Net Cash Used by Discontinued Operations
  Before Financing Activities                                                                 (7,435)            (26,373)
                                                                                      -----------------  ------------------
Financing Activities
Net change in loans payable                                                                   74,999              15,579
Proceeds from long-term debt                                                                                         803
Principal payments on long-term debt                                                                              (5,297)
Dividends                                                                                     (8,748)             (8,396)
Proceeds from stock issued for stock plans                                                    27,692              37,890
                                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                                     93,943              40,579
                                                                                      -----------------  ------------------
Effect of Exchange Rate Changes on Cash                                                        2,413              (2,430)
                                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                                       41,460              (7,386)
Cash and Cash Equivalents Beginning of Period                                                308,021              82,865
                                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                                               $      349,481      $       75,479
                                                                                      =================  ==================



 See accompanying notes to unaudited condensed consolidated financial statements

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

The Company's consolidated financial statements were restated to reflect the operating results of the Analytical Instruments business as discontinued operations for fiscal 1999.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Illumina, Inc. During the second quarter of fiscal 2000, the PE Biosystems group entered into a strategic collaboration with Illumina, Inc. for the purpose of developing, manufacturing and marketing array-based systems for high-throughput DNA analysis. Under the agreement, the companies will jointly develop systems based on Illumina's BeadArray technology and PE Biosystems' proprietary DNA chemistry. As part of the agreement, PE Biosystems made a minority investment of $5.0 million

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

in Illumina and will provide a portion of the research and development funding for the collaboration. The investment is included in other long-term assets.

Epoch Pharmaceuticals, Inc. During the second quarter of fiscal 2000, the PE Biosystems group made a minority investment in Epoch Pharmaceuticals, Inc. of $1.0 million and converted into equity $1.0 million of funds advanced to Epoch as part of a licensing transaction in fiscal 1999. Epoch is a biomedical company utilizing nucleoside and nucleotide chemistry to develop molecular tools for genetic analysis. The investment is included in other long-term assets.

Millennium Pharmaceuticals, Inc. During the second quarter of fiscal 2000, the PE Biosystems group recognized a before-tax gain of $25.8 million from the sale of a portion of the Company's equity interest in Millennium Pharmaceuticals, Inc. Net cash proceeds from the sale were $31.1 million. The specific identification method is used to compute realized gains and losses on the disposition of equity investments.

Panther(TM) Technology. During the second quarter of fiscal 2000, the Celera Genomics group acquired the Panther(TM) technology from Molecular Applications Group. Panther(TM) is a software tool designed for rapid and accurate determination of gene and protein function. As part of the agreement, members of the Molecular Applications Group research team who developed the Panther(TM) technology became employees of the Celera Genomics group. The cost of this acquisition was $2.5 million and has been accounted for under the purchase accounting method.

Shanghai GeneCore BioTechnologies Co., Ltd. During the second quarter of fiscal 2000, the Celera Genomics group acquired a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd. from Axys Pharmaceuticals, Inc. The PE Biosystems group also owns a 47.5% equity interest in Shanghai GeneCore. Shanghai GeneCore is a genomics service company with expertise in nucleotide synthesis, DNA sequencing, bioinformatics analysis, and mutation detection. Shanghai GeneCore has ongoing research collaborations with several Chinese government agencies and research institutes.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and six month period ended December 31, 1999 and 1998 is presented in the following table:

(Dollar amounts in millions)                                Three months ended               Six months ended
                                                               December 31,                    December 31,
                                                           1999            1998            1999           1998
                                                        ------------     -----------    -----------    -------------
Net income                                                 $ 19.2           $ 15.0         $ 29.3          $ 32.1
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                   (18.6)            (1.2)          (5.7)            5.0
  Unrealized holding gain on investments
     arising during period                                   29.3              6.7           61.9             2.6
  Reclassification adjustment for gains
     included in net income                                 (16.7)               -          (16.7)              -
                                                        ------------     -----------    -----------    -------------
Other comprehensive (loss) income                            (6.0)             5.5           39.5             7.6
                                                        ------------     -----------    -----------    -------------
Comprehensive income                                       $ 13.2           $ 20.5         $ 68.8          $ 39.7
                                                        ============     ===========    ===========    =============

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 5 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share from continuing operations for the three month period ended:

                                                                      December 31, 1999                December 31, 1998
                                                              -----------------------------------      ------------------
(Amounts in thousands                                                PE               Celera
  except per share amounts)                                     Biosystems           Genomics                  PE
                                                                   Group               Group               Corporation
                                                             ---------------      --------------      ------------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share from continuing operations                               103,208              25,959                  49,884

Common stock equivalents                                               4,329                   -                   1,126
                                                              ---------------      --------------      ------------------

Shares used in the calculation of diluted
  earnings (loss) per share from
  continuing operations                                              107,537              25,959                  51,010
                                                              ===============      ==============      ==================

Income (loss) from continuing operations used
  in the calculation of basic and diluted earnings
  (loss) per share from continuing operations                       $ 43,834           $ (24,278)               $ 18,207
                                                              ===============      ==============      ==================

Income (loss) per share from
  continuing operations
     Basic                                                          $    .42           $    (.94)               $    .36
     Diluted                                                        $    .41           $    (.94)               $    .36

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

The following table presents a reconciliation of basic and diluted income per share from continuing operations for the six month period ended:

                                                                      December 31, 1999                December 31, 1998
                                                              -----------------------------------      ------------------
(Amounts in thousands                                                PE               Celera
  except per share amounts)                                     Biosystems           Genomics                  PE
                                                                   Group               Group               Corporation
                                                             ---------------      --------------      ------------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share from continuing operations                               103,032              25,848                  49,631

Common stock equivalents                                               3,977                   -                   1,107
                                                              ---------------      --------------      ------------------

Shares used in the calculation of diluted
  earnings (loss) per share from
  continuing operations                                              107,009              25,848                  50,738
                                                              ===============      ==============      ==================

Income (loss) from continuing operations used
  in the calculation of basic and diluted earnings
  (loss) per share from continuing operations                       $ 73,541           $ (43,676)               $ 36,095
                                                              ===============      ==============      ==================

Income (loss) per share from
  continuing operations
     Basic                                                          $    .71           $   (1.69)               $    .73
     Diluted                                                        $    .69           $   (1.69)               $    .71


On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock.

Options and warrants to purchase 7.0 million shares of Celera Genomics Group Common Stock were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share because the effect was antidilutive. Antidilutive options and warrants outstanding at December 31, 1998 were not material.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

On January 20, 2000, the Board of Directors announced a two-for-one split of PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock. The two-for-one stock splits will be effected in the form of a 100% stock dividend payable on February 18, 2000 to stockholders of record as of the close of business on February 4, 2000, for distribution on February 18, 2000. The following table presents PE Biosystems group and Celera Genomics group share and per share data on a pro forma basis to reflect this split for the three month period ended December 31, 1999:

(Amounts in thousands                                             PE Biosystems              Celera Genomics
  except per share amounts)                                           Group                       Group
                                                                -------------------          -----------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share from continuing operations                                     206,417                     51,918

Common stock equivalents                                                     8,657                          -
                                                                -------------------          -----------------

Shares used in the calculation of diluted
  earnings (loss) per share from
  continuing operations                                                    215,074                     51,918
                                                                ===================          =================

Income (loss) from continuing operations used
  in the calculation of basic and diluted earnings
  (loss) per share from continuing operations                             $ 43,834                  $ (24,278)
                                                                ===================          =================

Income (loss) per share from
  continuing operations
     Basic                                                                $    .21                  $    (.47)
     Diluted                                                              $    .20                  $    (.47)

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

The following table presents PE Biosystems group and Celera Genomics group share and per share data on a pro forma basis to reflect this split for the six month period ended December 31, 1999:

(Amounts in thousands                                             PE Biosystems              Celera Genomics
  except per share amounts)                                           Group                       Group
                                                                -------------------          -----------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share from continuing operations                                     206,064                     51,695

Common stock equivalents                                                     7,955                          -
                                                                -------------------          -----------------

Shares used in the calculation of diluted
  earnings (loss) per share from
  continuing operations                                                    214,019                     51,695
                                                                ===================          =================

Income (loss) from continuing operations used
  in the calculation of basic and diluted earnings
  (loss) per share from continuing operations                             $ 73,541                  $ (43,676)
                                                                ===================          =================

Income (loss) per share from
  continuing operations
     Basic                                                                $    .36                  $    (.84)
     Diluted                                                              $    .34                  $    (.84)


NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                  December 31, 1999           June 30, 1999
                                             ---------------------  ---------------------
Raw materials and supplies                           $  49.7                 $  42.8
Work-in-process                                          7.6                    10.3
Finished products                                      111.4                    96.6
                                             ---------------------  ---------------------
Total inventories                                    $ 168.7                 $ 149.7
                                             =====================  =====================

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                                     Six months ended
                                                                   December 31,
                                                               1999           1998
                                                            ------------  -------------
Interest                                                      $   1.1       $   1.4
Income taxes                                                  $  20.9       $  12.2
Significant non-cash investing
   and financing activities
      Unrealized gain on investments                          $  45.2       $   2.6
      Dividends declared not paid                             $   8.8       $   8.5


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

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

At December 31, 1999 and June 30, 1999, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the following table:

(Dollar amounts in millions)                              December 31, 1999                        June 30, 1999
                                                       Sale             Purchase             Sale              Purchase
                                                   --------------     --------------     --------------      --------------
Japanese Yen                                             $  78.8            $     -            $ 104.2              $  6.0
French Francs                                                                                      4.3
Australian Dollars                                           6.4                                  12.0
German Marks                                                                                      25.4
Italian Lira                                                                                      10.4                 2.6
British Pounds                                              69.6               94.1               18.6                50.6
Swiss Francs                                                 7.2                                   7.5                  .7
Swedish Krona                                                8.3                                   8.9
Danish Krona                                                 7.6                                   8.1
Singapore Dollars                                            9.0                3.1                9.3                 3.3
Netherland Guilders                                                                                                   16.1
Euro                                                        34.5              128.0               28.2
Other                                                       11.1                 .5               17.1
                                                   --------------     --------------     --------------      --------------
Total                                                    $ 232.5            $ 225.7            $ 254.0              $ 79.3
                                                   ==============     ==============     ==============      ==============


NOTE 9 - RESTRUCTURING AND OTHER MERGER COSTS

At December 31, 1999, the remaining accrual balance related to the fiscal 1998 restructuring charge for the integration of Perseptive Biosystems, Inc. was $3.6 million, consisting of $1.8 million relating to personnel costs and $1.8 million relating to facility consolidation and asset related write-off costs (see Note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders).

NOTE 10 - PERFORMANCE UNIT BONUS PLAN

During the second quarter of fiscal 2000, a before-tax charge of $21.6 million was recognized for the accelerated vesting of certain performance units as a result of the attainment of performance targets of the second series. The related vesting of the stock options was not accelerated (see Note 8 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders).

A third series of performance units totaling .5 million units had been granted under the plan as of December 31, 1999.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 11 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended December 31:

(Dollar amounts                    PE Biosystems       Celera Genomics
   in millions)                        Group                Group                Other              Consolidated
                                  -----------------    -----------------    -----------------     -----------------
1999
Net revenues from
  external customers                     $ 319.1             $   8.3            $     -                 $ 327.4
Intersegment revenues                       16.8                   -              (16.8)                      -
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                           $ 335.9             $   8.3            $ (16.8)                $ 327.4
                                  =================    =================    =================     =================
Operating income (loss)                  $  43.5             $ (39.3)           $   (.2)                $   4.0

1998
Net revenues from
  external customers                     $ 286.8             $   1.7            $     -                 $ 288.5
Intersegment revenues                        9.4                   -               (9.4)                      -
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                           $ 296.2             $   1.7            $  (9.4)                $ 288.5
                                  =================    =================    =================     =================
Operating income (loss)                  $  49.1             $ (12.9)           $  (6.9)                $  29.3

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

The following table presents summarized segment financial information for the six months ended December 31:

(Dollar amounts                    PE Biosystems       Celera Genomics
   in millions)                        Group                Group                Other              Consolidated
                                  -----------------    -----------------    -----------------     -----------------
1999
Net revenues from
  external customers                     $ 599.6             $  16.6             $     -                $ 616.2
Intersegment revenues                       28.5                   -               (28.5)                     -
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                           $ 628.1             $  16.6             $ (28.5)               $ 616.2
                                  =================    =================    =================     =================
Operating income (loss)                  $  88.5             $ (71.6)            $    .6                $  17.5

1998
Net revenues from
  external customers                     $ 537.6             $   5.6             $     -                $ 543.2
Intersegment revenues                        9.8                   -                (9.8)                     -
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                           $ 547.4             $   5.6             $  (9.8)               $ 543.2
                                  =================    =================    =================     =================
Operating income (loss)                  $  82.1             $ (18.5)            $  (6.8)               $  56.8

See Note 6 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

NOTE 12 - LOANS PAYABLE

Loans payable included $46 million of commercial paper allocated to the Celera Genomics group with an average interest rate of 5.65% at December 31, 1999.

NOTE 13 - SUBSEQUENT EVENTS

Third Wave Technologies, Inc. Acquisition. On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is structured as a tax-free pooling of interests. All of the equity of Third Wave will be exchanged for an aggregate of approximately 1,972,000 shares of PE Corporation-PE Biosystems Group Common Stock, before giving effect to the 2-for-1 stock dividend declared January 20, 2000 for distribution on February 18, 2000. The transaction is subject to customary closing conditions and regulatory approvals.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

Third Wave has developed the Invader(R) nucleic acid (DNA and RNA) detection technology. The Invader assays detect differences among genetic sequences important for the analysis of single nucleotide polymorphisms (SNPs). SNPs are single genetic code changes thought to account for individual differences ranging from predispositions for certain diseases to particular responses to drug treatment.

Celera Genomics Group Common Stock Follow-On Public Offering. On January 31, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering of 1.6 million shares of its PE Corporation-Celera Genomics Group Common Stock. The Company will also grant the underwriters a 15% over-allotment option. The number of shares to be sold does not reflect the two-for-one stock split of PE Corporation-Celera Genomics Group Common Stock, discussed in Note 5.

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

Gain on sale of investment. The Company recognized a before-tax gain of $25.8 million in the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in a minority equity investment.

Merger-related costs. The Company incurred merger-related period costs of $1.0 million and $2.0 million for the three and six months ended December 31, 1998, respectively, in connection with the integration of PerSeptive into the Company. See Note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

Other special charges. During the second quarter of fiscal 2000, the Company recorded a before-tax charge of $21.6 million in selling, general and administrative expenses, for costs related to the acceleration of certain long-term compensation programs as a result of the attainment of performance targets.

During the second quarter of fiscal 1999, non-recurring before-tax costs of $1.2 million were incurred in connection with the recapitalization of the Company.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Results of Continuing Operations for the Three Months Ended December 31, 1999 Compared With the Three Months Ended December 31, 1998

PE Corporation reported income from continuing operations of $19.2 million for the second quarter of fiscal 2000 compared with $18.2 million for the second quarter of fiscal 1999. On a segment basis, the PE Biosystems group reported income from continuing operations of $43.8 million for the second quarter of fiscal 2000 compared with $27.6 million for the second quarter of fiscal 1999. On a comparable basis, excluding Tecan and the special items previously described, income from continuing operations increased 53.1% to $43.8 million for the second quarter of fiscal 2000 compared with $28.6 million for the prior period. This increase is attributable to the growth in net revenues and lower operating expenses as a percent of net revenues. The net effect of changes in foreign currency had a negligible impact on this quarter's earnings. The Celera Genomics group reported a net loss of $24.3 million for the second quarter of fiscal 2000, compared with a net loss of $8.6 million for the second quarter of fiscal 1999. The increase in the net loss resulted from an increase in sequencing throughput and continued scale-up of the Celera Genomics group's R&D and business operations infrastructure.

Net revenues for the Company were $327.4 million for the second quarter of fiscal 2000 compared with $288.5 million for the second quarter of fiscal 1999, an increase of 13.5%. On a segment basis, net revenues for the PE Biosystems group increased 13.4% to $335.9 million for the second quarter of fiscal 2000, compared with $296.2 million for the prior year. The Celera Genomics group reported net revenues of $8.3 million for the second quarter of fiscal 2000, compared with $1.7 million for the second quarter of fiscal 1999.

Net revenues for the PE Biosystems group, excluding the results of Tecan in the prior year, increased 26% compared with the prior year. The effects of foreign currency translation decreased net revenues by approximately $2.5 million compared with the prior year. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $16.9 million for the second quarter of fiscal 2000, or 5% of the PE Biosystems group's net revenues. Revenues from shipments of instruments and consumables to the Celera Genomics group were $9.4 million for the second quarter of fiscal 1999. Geographically, excluding the net revenues of Tecan for the second quarter of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. Revenues increased 35.1% in the United States, 19.6% in Europe, 8.2% in the Far East and 68.1% in Latin America and other markets, compared with the second quarter of the prior fiscal year. Increased demand for genetic analysis instruments, sequence detection systems, and genetic analysis reagents, sold into both the research and applied markets, contributed to the growth. During the quarter, the PE Biosystems group shipped its one thousandth ABI Prism(R) 3700 DNA Analyzer. The 3700 began shipping in the second quarter of fiscal 1999.

Net revenues for the Celera Genomics group were $8.3 million for the second quarter of fiscal 2000 compared with $1.7 million for the second quarter of fiscal 1999. The increased revenues were

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

primarily a result of database subscription agreements initiated during the second half of fiscal 1999 and an increase in genomics services revenues. Revenues for plant and animal genotyping services remained essentially unchanged with the prior year.

Gross margin as a percentage of net revenues for the Company was 55% for the second quarter of fiscal 2000 compared with 54.7% for the second quarter of fiscal 1999. Gross margin for the PE Biosystems group as a percentage of net revenues was 53.8% for the second quarter of fiscal 2000 compared with 55.3% for the second quarter of fiscal 1999. Excluding Tecan for the prior year, the gross margin as a percentage of net revenues was 53.5% for the PE Biosystems group.

SG&A expenses for the Company were $115.3 million for the second quarter of fiscal 2000 compared with $85.7 million for the second quarter of fiscal 1999. On a segment basis, SG&A expenses were $105.8 million, including the long-term compensation charge, and $79.9 million for the second quarter of fiscal 2000 and 1999, respectively, for the PE Biosystems group. SG&A expenses for the Celera Genomics group were $9.5 million and $5.8 million for the second quarter of fiscal 2000 and 1999, respectively.

SG&A expenses for the PE Biosystems group, excluding the long-term compensation charge for the current year and Tecan from the prior year, increased 19.7% for the second quarter of fiscal 2000 compared with the second quarter of the prior year. This increase was due to higher planned expenses, reflecting the growth in sales. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.1% for the second quarter of fiscal 2000 compared with 26.4% for the prior year.

The Celera Genomics group's SG&A expenses increased $3.7 million for the second quarter of fiscal 2000 compared with the second quarter of the prior year. The increase related to the planned scale-up in business development, marketing and administrative activities in support of the database business.

R&D expenses for the Company increased to $60.7 million for the second quarter of fiscal 2000 compared with $40.5 million for the prior year. R&D expenses for the PE Biosystems group were $31.4 million for the second quarter of fiscal 2000 compared with $33.3 million for the prior year. Excluding Tecan for the prior year, R&D expenses increased 12.2% compared with the prior year period. As a percentage of net revenues, excluding Tecan, R&D expenses were 9.3% for the second quarter of fiscal 2000 compared with 10.5% for the second quarter of the prior year. The prior year's R&D expense level was higher as a percentage of sales due to the release of new products introduced later in fiscal 1999. The Celera Genomics group's R&D expenses increased $29.9 million to $38.2 million for the second quarter of fiscal 2000 from $8.3 million for the second quarter of fiscal 1999 primarily as a result of a full quarter of sequencing operations and significantly expanded bioinformatics and software development capabilities.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Company incurred merger-related period costs of $1.0 million for the second quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders. During the second quarter of fiscal 1999, the Company recorded a non-recurring charge of $1.2 million for costs incurred in connection with the recapitalization of the Company.

Operating income was $4.0 million for the second quarter of fiscal 2000 compared with $29.3 million for the second quarter of the prior year. On a segment basis, operating income for the PE Biosystems group decreased to $43.5 million for the second quarter of fiscal 2000 compared with $49.1 million for the prior year. On a comparable basis, excluding the special items previously described and Tecan, operating income increased 47% for the second quarter of fiscal 2000 compared with the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products introduced over the past year. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 19.4% for the second quarter of fiscal 2000 compared with 16.6% for the prior year.

Operating loss for the Celera Genomics group was $39.3 million for the second quarter of fiscal 2000 compared with $12.9 million for the second quarter of fiscal 1999. The increase in the operating loss reflected the increased sequencing activity and increased operating expenses required to support the expanded data management and software and business development activities.

The Company recognized a before-tax gain of $25.8 million for the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in a minority equity investment.

Interest expense was $.9 million for the second quarter of fiscal 2000 compared with $1.3 million for the prior year. This decrease was primarily due to lower average interest rates. Interest income was $5.1 million for the second quarter of fiscal 2000 compared with $.2 million for the prior year, which included interest on the note receivable from EG&G relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

Other expense, net for the Company for the second quarter of fiscal 2000 was $4.3 million compared with $2.2 million for the prior year. For both periods, other expense, net primarily related to costs associated with a portion of the Company's traditional foreign currency management program that provides hedge coverage for projected cash flows.

The Company's effective income tax rate was 36% for the second quarter of fiscal 2000 compared with 10% for the prior year. Excluding special items in fiscal 2000 and fiscal 1999, and Tecan in fiscal 1999, the effective income tax rate was 25% for the second quarter of 2000 compared with 8% for the prior year.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

In the second quarter of fiscal 1999, minority interest expense of $5.1 million was recognized relating to the Company's 14.5% financial interest in Tecan.

Results of Continuing Operations for the Six Months Ended December 31, 1999 Compared With the Six Months Ended December 31, 1998

PE Corporation reported income from continuing operations of $29.3 million for the first six months of fiscal 2000 compared with $36.1 million for the first six months of fiscal 1999. On a segment basis, the PE Biosystems group reported income from continuing operations of $73.5 million for the first six months of fiscal 2000 compared with $49.1 million for the first six months of fiscal 1999. On a comparable basis, excluding the special items previously described and Tecan, income from continuing operations increased 44.4% to $73.5 million for the first six months of fiscal 2000 compared with $50.9 million for the prior period. This increase is attributable to the growth in net revenues and lower operating expenses as a percent of net revenues. Partially offsetting the lower operating expenses were increased non-operating costs related to the PE Biosystems group's foreign currency management program. The Celera Genomics group reported a net loss of $43.7 million for the first six months of fiscal 2000, compared with a net loss of $12.2 million for the first six months of fiscal 1999. The increase in the net loss reflected the increased sequencing activity and increased operating expenses required to support the expanded data management and software and business development activities.

Net revenues for the Company were $616.2 million for the first six months of fiscal 2000 compared with $543.2 million for first six months of fiscal 1999, an increase of 13.4%. On a segment basis, net revenues for the PE Biosystems group increased 14.8% to $628.2 million for the first six months of fiscal 2000, compared with $547.4 million for the prior year. The Celera Genomics group reported net revenues of $16.6 million for the first six months of fiscal 2000, compared with $5.6 million for the first six months of fiscal 1999.

Net revenues for the PE Biosystems group, excluding the results of Tecan for the prior year, increased 28.2% compared with the prior year. The effects of foreign currency translation increased net revenues by approximately $2.4 million compared with the prior year. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $28.6 million for the first six months of fiscal 2000, or 4.6% of the PE Biosystems group's net revenues. For the first six months of fiscal 1999, revenues from shipments of instruments and consumables to the Celera Genomics group were $9.8 million. Geographically, excluding the net revenues of Tecan for the first six months of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the first six months of fiscal 2000 compared with the first six months of fiscal 1999. Revenues increased 29.9% in the United States, 21.2% in Europe, 31% in the Far East and 60.3% in Latin America and other markets, compared with the first six months of the prior fiscal year. Increased demand for genetic analysis products, sequence detection systems, and polymerase chain reaction product lines was the primary contributor.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues for the Celera Genomics group were $16.6 million for the first six months of fiscal 2000 compared with $5.6 million for the first six months of fiscal 1999. The increased revenues were primarily a result of database subscription agreements initiated during the second half of fiscal 1999 and an increase in genomics services revenues. Revenues for plant and animal genotyping services remained essentially unchanged with the prior year.

Gross margin as a percentage of net revenues for the Company was 54.6% for the first six months of fiscal 2000 compared with 55.3% for the first six months of fiscal 1999. Excluding Tecan for the prior year, the gross margin as a percentage of net revenues was 53.7%. Gross margin for the PE Biosystems group as a percentage of net revenues was 53.4% for the first six months of fiscal 2000 compared with 55.3% for the first six months of fiscal 1999.

SG&A expenses for the Company were $201.5 million for the first six months of fiscal 2000 compared with $163.2 million for the first six months of fiscal 1999. On a segment basis, SG&A expenses were $183.6 million, including the long-term compensation charge, and $152.6 million for the first six months of fiscal 2000 and 1999, respectively, for the PE Biosystems group, and $17.9 million and $10.6 million for the first six months of fiscal 2000 and 1999, respectively, for the Celera Genomics group.

SG&A expenses for the PE Biosystems group, excluding the long-term compensation charge for the current year and Tecan from the prior year, increased 20.2% for the first six months of fiscal 2000 compared with the first six months of the prior year. This increase was due to higher planned expenses, reflecting the growth in sales. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.8% for the first six months of fiscal 2000 compared with 27.5% for the prior year.

The Celera Genomics group's SG&A expenses increased $7.3 million for the first six months of fiscal 2000 compared with the first six months of the prior year. The increase related to the planned scale-up in business development, marketing and administrative activities in support of the database business.

R&D expenses for the Company increased to $117.4 million for the first six months of fiscal 2000 compared with $77.1 million for the prior year. R&D expenses for the PE Biosystems group were $63.4 million for the first six months of fiscal 2000 compared with $65.6 million for the prior year. Excluding Tecan, R&D expenses increased 11% compared with second quarter of the prior year. As a percentage of net revenues, excluding Tecan, R&D expenses were 10.1% for the first six months of fiscal 2000 compared with 11.6% for the first six months of the prior year. The prior year's R&D expense level was higher as a percentage of sales due to the release of new products introduced later in fiscal 1999. The Celera Genomics group's R&D expenses increased $57.4 million to $70.3 million for the first six months of fiscal 2000 from $12.9 million for the first six months of fiscal 1999

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

primarily as a result of a full six months of sequencing operations and significantly expanded bioinformatics and software development capabilities.

The Company incurred merger-related period costs of $2.0 million for the first six months of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders. During the first six months of fiscal 1999, the Company recorded a non-recurring charge of $1.2 million for costs incurred in connection with the recapitalization of the Company.

Operating income was $17.5 million for the first six months of fiscal 2000 compared with $56.8 million for the first six months of the prior year. On a segment basis, operating income for the PE Biosystems group increased to $88.5 million for the first six months of fiscal 2000 compared with $82.1 million for the first six months of the prior year. On a comparable basis, excluding the special items previously described and Tecan, operating income increased 49.2% for the first six months of fiscal 2000 compared with the first six months of the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products introduced over the past year. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 17.5% for the first six months of fiscal 2000 compared with 15.1% for the first six months of the prior year.

Operating loss for the Celera Genomics group was $71.6 million for the first six months of fiscal 2000 compared with $18.5 million for the first six months of fiscal 1999. The increase in the operating loss reflected the increase in sequencing activity and increased operating expenses required to support the expanded data management and software and business development activities.

The Company recognized a before-tax gain of $25.8 million in the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in a minority equity investment.

Interest expense was $1.3 million for the first six months of fiscal 2000 compared with $2.1 million for the prior year. This decrease was primarily due to lower average interest rates. Interest income was $9.6 million for the first six months of fiscal 2000 compared with $.7 million for the prior year, which included interest on the note receivable from EG&G relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

Other expense, net for the Company for the first six months of fiscal 2000 was $8.9 million, primarily related to costs associated with a portion of the Company's traditional foreign currency management program that provides hedge coverage for projected cash flows. Other expense, net was $.5 million for the first six months of fiscal 1999, which related to costs associated with a portion of the Company's traditional foreign currency hedging program offset by income from a legal settlement.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Company's effective income tax rate was 32% for the first six months of fiscal 2000 compared with 19% for the prior year. Excluding special items in fiscal 2000 and fiscal 1999, and Tecan in fiscal 1999, the effective income tax rate was 24% for the first six months of 2000 compared with 18% for the prior year.

In the first six months of fiscal 1999, minority interest expense of $8.2 million was recognized relating to the Company's 14.5% financial interest in Tecan.

Market Risk

The PE Biosystems group of our company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For the first six months of fiscal 2000 and fiscal 1999, the PE Biosystems group derived approximately 49% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses, respectively, on the derivatives. We do not use derivative financial instruments for trading or other speculative purposes, nor is our company a party to leveraged derivatives. At December 31, 1999, outstanding hedge contracts covered approximately 75% of the estimated exposures related to foreign currency cash flows to be realized over the next nine months. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing over the next nine months.

The Company performed sensitivity analyses as of December 31, 1999 and June 30, 1999. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. Dollar at December 31, 1999, the Company calculated a hypothetical loss of $9.0 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged at December 31, 1999. Performing the same hypothetical calculation at June 30, 1999, the Company calculated a hypothetical loss of $6.1 million. These hypothetical analyses exclude the impact of foreign currency translation on the Company's operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, the Company executed an interest rate swap, allocated to the PE Biosystems group, in conjunction with the Company entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, the Company pays a fixed rate of interest at 2.1% and receive a floating LIBOR interest rate. At December 31, 1999, the notional amount of indebtedness covered by the interest rate swap

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

was Yen 3.8 billion or $37.1 million. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Financial Resources and Liquidity

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $349.5 million at December 31, 1999 compared with $308.0 million at June 30, 1999, with total debt of $118.4 million at December 31, 1999 compared with $35.4 million at June 30, 1999. Working capital was $468.0 million at December 31, 1999 compared with $471.4 million at June 30, 1999. Debt to total capitalization increased to 12% at December 31, 1999 from 4% at June 30, 1999 as a result of an increase in loans payable. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. The Company anticipates that the $46 million financing will remain outstanding beyond the current fiscal year. The increase in loans payable for the PE Biosystems group is primarily a result of the Company's decision to discontinue its receivables factoring program in a foreign subsidiary.

Other long-term assets increased $51.4 million to $300.9 million at December 31, 1999 from $249.5 million at June 30, 1999, primarily as a result of a net increase in value of the Company's minority equity investments.

Accounts payable decreased $20.0 million to $145.1 million at December 31, 1999 from $165.1 million at June 30, 1999. Payments for higher purchases made in the fourth quarter of fiscal 1999, which were made to support increased production and operating requirements, contributed to the decrease.

Accrued salaries and wages increased $14.6 million to $62.1 million at December 31, 1999 from $47.5 million at June 30, 1999. The increase reflects the accrual of the charge for the acceleration of certain long-term compensation programs, as a result of the attainment of performance targets, partially offset by the timing of recurring payments.

Condensed Consolidated Statements of Cash Flows. Net cash used by operating activities from continuing operations was $16.0 million for the first six months of fiscal 2000 compared with net cash provided by operating activities of $15.9 million for the same period in fiscal 1999. For the first six months of fiscal 2000, income related cash flow was more than offset by higher payments to suppliers and payments of certain compensation accruals, as well as higher prepaid expenses and other current assets.

Net cash used by investing activities from continuing operations was $31.5 million for the first six months of fiscal 2000 compared with $35.1 million for the first six months of fiscal 1999. In the first

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

six months of fiscal 2000, the Company had capital expenditures of $51.1 million. Capital expenditures were $31.2 million for the PE Biosystems group, which included $4.3 million related to improvement of its information technology infrastructure, and $19.9 million for the Celera Genomics group. Investments during the first six months of fiscal 2000 included minority investments in Illumina, Inc. and Epoch Pharmaceuticals, Inc. for the PE Biosystems group. The Celera Genomics groups' investments during the first six months of fiscal 2000 included acquisitions of the Panther(TM) technology from Molecular Applications Group and a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd. In the first six months of fiscal 2000, the Company realized approximately $31.1 million from the sale of a portion of a minority investment. In the first six months of fiscal 1999, the Company generated $14.3 million in net cash proceeds from the sale of certain non-operating assets. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $50.0 million, which included $4.7 million related to improvement of the Company's information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane.

Net cash used by discontinued operations was $7.4 million for the first six months of fiscal 2000 compared with $26.4 million for the first six months of fiscal 1999. The fiscal 2000 use of $7.4 million was for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $93.9 million for the first six months of fiscal 2000 compared with $40.6 million for the prior period. For the first six months of fiscal 2000, the Company received $27.7 million in proceeds from employee stock option exercises compared with $37.9 million for fiscal 1999. Loans payable increased $75.0 million for the first six months of fiscal 2000 compared with an increase of $15.6 million for the prior year. The first six months of fiscal 1999 included a payment of $5.3 million for the retirement of foreign debt.

At December 31, 1999 PE had unused credit facilities totaling $354 million.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Year 2000

In fiscal 1997, the Company initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on our existing internal computer systems; our non-information technology systems, including embedded and process control systems; our product offerings; and our significant suppliers. The purpose of this program has been to ensure the event does not have a material adverse effect on our business operations.

While not all possible Year 2000 date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced no material disruption or other significant problems. The Company continues to evaluate and mitigate our exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000 related disruptions or other problems, if any, will not have a material adverse effect on the Company's operations or financial condition. However, the Company cannot be certain that Year 2000 issues will not have a material adverse effect on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

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

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Outlook

The PE Biosystems group expects to continue to grow and maintain profitability for fiscal 2000 on the strength of robust demand and several new products. Fiscal 2000 will focus on growing product lines across a broad array of base technologies and exploring the needs of evolving markets. As public funding for basic life science research continues to expand, and more progress is made in uncovering structured genomic information, pharmaceutical companies, recognizing the opportunity that this information may provide, are placing greater emphasis on research and development in these areas. PE Biosystems should continue to benefit from its customers' needs for more efficient and cost effective systems that can analyze and commercialize the volume of genomic information being created.

Sales of PE Biosystems' genetic analysis systems are increasingly moving beyond the basic research markets to a wider group of commercial customers and public agencies. The PE Biosystems group also should benefit this spring from shipments of new high throughput screening products such as the FMAT(TM) 8100 HTS System, the NorthStar(TM) HTS Workstation, and the ABI Prism(TM) 6700 Automated Nucleic Acid Workstation, now that the final versions have been shipped to test site customers. Additionally, the PE Biosystems group should also benefit from new products expected to be introduced during this period for drug characterization, as well as instruments and software for drug screening.

On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is structured as a tax-free pooling of interests. All of the equity of Third Wave will be exchanged for an aggregate of approximately 1,972,000 shares of PE Corporation-PE Biosystems Group Common Stock, before giving effect to the two-for-one stock dividend declared January 20, 2000 for distribution on February 18, 2000. The transaction is subject to customary closing conditions and regulatory approvals. Third Wave has developed the Invader(R) nucleic acid (DNA and RNA) detection technology. The Invader(R) assays detect differences among genetic sequences important for the analysis of single nucleotide polymorphisms (SNPs). SNPs are single genetic code changes thought to account for individual differences ranging from predispositions for certain diseases to particular responses to drug treatment. This technology will be used with the PE Biosystems group's Sequence Detection Systems, a proprietary technology for real-time analysis of genetic information.

We remain concerned about adverse currency effects because approximately 49% of the PE Biosystems group's revenues were derived from regions outside the United States for fiscal 1999.

The Celera Genomics group expects to see an expansion in the customer base for the new genomic information and database products, with corresponding increases in revenues throughout fiscal 2000. During the second quarter of fiscal 2000, the Celera Genomics group entered into a five-year comprehensive genomics agreement with Pfizer Inc. which includes a subscription to all of Celera Genomics group's current database products and a collaborative gene discovery agreement. Pfizer's

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

database subscription gives it access to five databases developed by the Celera Genomics group until 2005. All of these databases integrate the Celera Genomics group's proprietary information with publicly available sources. Despite the potential for increased revenues in fiscal 2000, the Celera Genomics group expects that it will continue to incur significant operating losses for such year.

Operating expenses will increase over the balance of the fiscal year as the Celera Genomics group continues to improve its sequencing throughput and installs additional hardware and software designed to accelerate product development and support for its information delivery systems.

The Celera Genomics group recently completed the sequencing phase in deciphering the genome of Drosophila melanogaster, the fruit fly. In January, 2000, the Celera Genomics group announced it had compiled DNA sequence in their database that covers 90% of the human genome. As a result of the extensive sequence coverage of the 23 pairs of human chromosomes and based on statistical analysis, the Celera Genomics group believes that greater than 97% of all human genes are now represented in the Celera Genomics group's database. As a result of Celera's successful sequencing and assembly of Drosophila and the accelerated availability of data from public human genome sequencing efforts, Celera believes that it can sequence and assemble the human genome on an accelerated basis. Celera Genomics expects to complete the sequencing phase of the human genome by mid-2000 and the assembly phase by the end of 2000, or one year ahead of its original schedule.

Celera Genomics' progress to date has placed it well ahead of its original schedule. Consequently, Celera Genomics intends to make significant new investments to expand beyond the genome and to take advantage of what it believes will be new market opportunities in the emerging fields of functional genomics, in particular proteomics, and personalized health/medicine. New revenue opportunities in these fields range from expansion of Celera's information and service businesses to the licensing of proprietary discoveries resulting from the new information.

On January 31, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering of 1.6 million shares of its Celera Genomics Group Common Stock. Celera intends to use the net proceeds from this offering primarily to fund its new product and technology development activities in functional genomics, with an emphasis on proteomics, and personalized health/medicine. These activities will require increased investment in Celera's laboratory, computational resources, software systems and business and product development operations. Celera also intends to use the net proceeds of this offering for general corporate purposes, including possible acquisitions, alliances or collaborations. Pending such uses, Celera intends to invest the net proceeds of this offering in interest-bearing, investment-grade securities.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

We believe that Celera Genomics' existing cash and cash equivalents and the note receivable and tax benefit receivable from the PE Biosystems group are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to the sequencing and assembly of the human genome and the development of informational products and services based on the resultant data. While we intend to use the net proceeds of the Celera Genomics Group Common Stock offering to fund Celera's expansion into functional genomics and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. Celera's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the PE Biosystems Group see "PE Biosystems Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 21 to 22 of this report. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Celera Genomics Group see "Celera Genomics Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 36 to 42 of this report.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              10.1   PE Corporation Performance Unit Bonus Plan, as amended
                     through November 18, 1999.
              27     Financial Data Schedule.

         (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PE CORPORATION

                                             By: /s/ Dennis L. Winger
                                                 -------------------------------
                                                 Dennis L. Winger
                                                 Senior Vice President and Chief
                                                 Financial Officer

                                             By: /s/ Vikram Jog
                                                 -------------------------------
                                                 Vikram Jog
                                                 Corporate Controller (Chief
                                                 Accounting Officer)


Dated:  February 11, 2000

                                  EXHIBIT INDEX

         Exhibit No.                                         Exhibit
         -----------                                         -------
            10.1                   PE Corporation Performance Unit Bonus Plan, as amended through
                                   November 18, 1999.

             27.                   Financial Data Schedule.