Form 10-Q
period 2000-03-31
PE CORP
filed 2000-05-15
CIK 77551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                  Yes x No ____

As of the close of business on May 9, 2000, there were 208,312,583 shares of PE Corporation - PE Biosystems Group Common Stock and 57,141,333 shares of PE Corporation - Celera Genomics Group Common Stock outstanding.

                                 PE CORPORATION

                                      INDEX

Part I.  Financial Information                                                             Page

    A.  PE Biosystems Group

        Item 1.    Financial Statements

                   Condensed Combined Statements of Operations for the
                   Three and Nine Months Ended March 31, 2000 and 1999                         1

                   Condensed Combined Statements of Financial Position at
                   March 31, 2000 and June 30, 1999                                            2

                   Condensed Combined Statements of Cash Flows for the
                   Nine Months Ended March 31, 2000 and 1999                                   3

                   Notes to Unaudited Condensed Combined Financial Statements               4-10

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                           11-22

    B.  Celera Genomics Group

        Item 1.    Financial Statements

                   Condensed Combined Statements of Operations for the
                   Three and Nine Months Ended March 31, 2000 and 1999                        23

                   Condensed Combined Statements of Financial Position at
                   March 31, 2000 and June 30, 1999                                           24

                   Condensed Combined Statements of Cash Flows for the
                   Nine Months Ended March 31, 2000 and 1999                                  25

                   Notes to Unaudited Condensed Combined Financial Statements              26-29

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                           30-44

    C.  PE Corporation Consolidated

        Item 1.    Financial Statements

                   Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended March 31, 2000 and 1999                     45-46

                   Condensed Consolidated Statements of Financial Position at
                   March 31, 2000 and June 30, 1999                                           47

                   Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended March 31, 2000 and 1999                                  48

                   Notes to Unaudited Condensed Consolidated Financial Statements          49-57

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                           58-71

Part II.  Other Information                                                                72-73


                               PE BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                           Three months ended                     Nine months ended
                                                               March 31,                              March 31,
                                                         2000               1999               2000                1999
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $      368,133      $      329,269     $      996,329     $      876,700
Cost of sales                                             165,864             151,369            458,565            395,951
                                                   -----------------  ------------------ ------------------  -----------------
Gross Margin                                              202,269             177,900            537,764            480,749
Selling, general and administrative                        93,776              82,769            277,335            235,380
Research, development and engineering                      36,050              33,942             99,454             99,506
Merger costs and other special charges                                          2,416                                 4,968
                                                   -----------------  ------------------ ------------------  -----------------
Operating Income                                           72,443              58,773            160,975            140,895
Gain on sale of investments                                                     2,597             25,811              2,597
Interest expense                                            2,218                 495              6,547              2,635
Interest income                                             4,831                 358             13,015              1,096
Other income (expense), net                                 5,040                 233             (3,845)              (306)
                                                   -----------------  ------------------ ------------------  -----------------
Income Before Income Taxes                                 80,096              61,466            189,409            141,647
Provision for income taxes                                 24,029              13,796             59,801             36,710
Minority interest                                                               1,324                                 9,536
                                                   -----------------  ------------------ ------------------  -----------------
Income From Continuing Operations                          56,067              46,346            129,608             95,401
Income From Discontinued
  Operations, Net of Income Taxes                                               5,186                                 1,149
                                                   -----------------  ------------------ ------------------  -----------------
Net Income                                         $       56,067      $       51,532     $      129,608     $       96,550
                                                   =================  ================== ==================  =================
Net Income per Share (see Note 6)
  Basic                                            $          .27                         $          .63
  Diluted                                          $          .26                         $          .60

Dividends per Share                                $         .085                         $          .17



                See accompanying notes to the PE Biosystems group
               unaudited condensed combined financial statements.

                               PE BIOSYSTEMS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                                                   At March 31,          At June 30,
                                                                        2000                 1999
                                                                 -------------------  -------------------
                                                                    (unaudited)
Assets
Current assets
  Cash and cash equivalents                                      $        295,077     $        236,530
  Note receivable                                                         150,000              150,000
  Accounts receivable, net                                                342,381              306,225
  Inventories                                                             162,903              149,670
  Prepaid expenses and other current assets                                68,751               75,801
                                                                 -------------------  -------------------
Total current assets                                                    1,019,112              918,226
Property, plant and equipment, net                                        218,048              182,183
Other long-term assets                                                    417,161              247,141
                                                                 -------------------  -------------------
Total Assets                                                     $      1,654,321     $      1,347,550
                                                                 ===================  ===================
Liabilities and Group Equity
Current liabilities
  Loans payable                                                  $         35,415     $          3,911
  Note payable to the Celera Genomics group                               150,000              150,000
  Tax benefit payable to the Celera Genomics group                         12,278                9,935
  Accounts payable                                                        150,214              147,704
  Accrued salaries and wages                                               49,610               43,316
  Accrued taxes on income                                                 130,444              132,170
  Other accrued expenses                                                  165,929              156,552
                                                                 -------------------  -------------------
Total current liabilities                                                 693,890              643,588
  Long-term debt                                                           36,039               31,452
  Other long-term liabilities                                             148,271              138,178
                                                                 -------------------  -------------------
Total Liabilities                                                         878,200              813,218
Group Equity                                                              776,121              534,332
                                                                 -------------------  -------------------
Total Liabilities and Group Equity                               $      1,654,321     $      1,347,550
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

                               PE BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)



                                                                          Nine months ended
                                                                              March 31,
                                                                        2000               1999
                                                                  -----------------  ------------------
Operating Activities from Continuing Operations
Income from continuing operations                                 $      129,608      $       95,401
Adjustments to reconcile income from continuing
 operations to net cash provided by operating activities:
  Depreciation and amortization                                           39,662              32,395
  Long-term compensation programs                                          6,123               4,427
  Gain on sale of investments                                            (25,811)             (2,597)
  Deferred income taxes                                                    1,821               2,107
Changes in operating assets and liabilities:
  Increase in accounts receivable                                        (39,266)            (58,737)
  Increase in inventories                                                (12,468)            (32,310)
  Increase in prepaid expenses and other assets                          (11,623)            (28,515)
  (Decrease) increase in accounts payable and other liabilities           (6,191)             49,040
                                                                  -----------------  ------------------
Net Cash Provided by Operating Activities                                 81,855              61,211
                                                                  -----------------  ------------------
Investing Activities from Continuing Operations
Additions to property, plant and equipment                               (69,098)            (53,049)
 (net of disposals of $839 and $780, respectively)
Investments, net                                                         (13,998)
Proceeds from the sale of assets, net                                     31,056              20,898
                                                                  -----------------  ------------------
Net Cash Used by Investing Activities                                    (52,040)            (32,151)
                                                                  -----------------  ------------------
Net Cash Provided by Continuing Operations
  Before Financing Activities                                             29,815              29,060
                                                                  -----------------  ------------------
Discontinued Operations
Net cash used by operating activities                                     (8,493)             (9,109)
Net cash used by investing activities                                                        (24,106)
                                                                  -----------------  ------------------
Net Cash Used by Discontinued Operations
  Before Financing Activities                                             (8,493)            (33,215)
                                                                  -----------------  ------------------
Financing Activities
Net change in loans payable                                               30,292              34,726
Principal payments on long-term debt                                                          (5,297)
Dividends                                                                (17,530)            (25,479)
Proceeds from stock issued for stock plans                                34,413              54,650
Net cash allocated to the Celera Genomics group                                              (58,897)
                                                                  -----------------  ------------------
Net Cash Provided (Used) by Financing Activities                          47,175                (297)
                                                                  -----------------  ------------------
Effect of Exchange Rate Changes on Cash                                   (9,950)             (6,038)
                                                                  -----------------  ------------------
Net Change in Cash and Cash Equivalents                                   58,547             (10,490)
Cash and Cash Equivalents Beginning of Period                            236,530              82,865
                                                                  -----------------  ------------------
Cash and Cash Equivalents End of Period                           $      295,077      $       72,375
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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Aclara Biosciences, Inc. During the third quarter of fiscal 2000, the PE Biosystems group made an additional minority investment of $5.0 million in Aclara Biosciences, Inc. Aclara Biosciences is a developer of microfluidics technology and is believed to have access to the wide range of technology and intellectual property required to broadly address the markets for genomics, or RNA and DNA analysis, and pharmaceutical drug screening. The investment is included in other long-term assets.

Illumina, Inc. During the second quarter of fiscal 2000, the PE Biosystems group entered into a strategic collaboration with Illumina, Inc. for the purpose of developing, manufacturing, and marketing array-based systems for high-throughput DNA analysis. Under the agreement, the companies will jointly develop systems based on Illumina's BeadArray technology and PE Biosystems' proprietary DNA chemistry. As part of the agreement, the PE Biosystems group made a minority investment of $5.0 million in Illumina and will provide a portion of the research and development funding for the collaboration. The investment is included in other long-term assets.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

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

Tecan AG During the fourth quarter of fiscal 1999, the Company divested its interest in Tecan AG.

Biometric Imaging, Inc. During the third quarter of fiscal 1999, the PE Biosystems group recorded a before-tax gain of $2.6 million from the sale of the Company's entire equity interest in Biometric Imaging, Inc. Net cash proceeds from the sale were $6.6 million.

NOTE 4 - PENDING ACQUISITIONS

Third Wave Technologies, Inc. On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is subject to customary closing conditions and regulatory approvals. The merger is expected to be accounted for under the pooling method. Third Wave has developed the Invader(R) nucleic acid (DNA and RNA) detection technology. The Invader(R) assays detect differences among genetic sequences important for the analysis of single nucleotide polymorphisms (SNPs). This technology will be used with the PE Biosystems group's Sequence Detection Systems, a proprietary technology for real-time analysis of genetic information.

Paracel, Inc. During the third quarter of fiscal 2000, the Celera Genomics group and Paracel, Inc. announced the signing of a definitive merger agreement under which the Celera Genomics group will acquire Paracel in a stock-for-stock transaction. The PE Biosystems group currently holds a minority equity investment in Paracel. The transaction is subject to customary closing conditions and regulatory approvals.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and nine month period ended March 31, 2000 and 1999 is presented in the following table:



(Dollar amounts in millions)                        Three months ended                 Nine months ended
                                                        March 31,                          March 31,
                                                  2000              1999              2000            1999
                                              --------------     ------------     -------------    ------------
Net income                                          $ 56.1            $51.5           $ 129.6         $ 96.6
Other comprehensive income, net of tax:
  Foreign currency translation adjustment            (13.4)            (4.7)            (19.1)            .3
  Unrealized holding gain on investments
     arising during period                            82.7              2.4             144.6            5.0
  Reclassification adjustment for gains
     included in net income                                                             (16.7)
                                              --------------     ------------     -------------    ------------
Other comprehensive (loss) income                     69.3             (2.3)            108.8            5.3
                                              --------------     ------------     -------------    ------------
Comprehensive income                                $125.4            $49.2           $ 238.4         $101.9
                                              ==============     ============     =============    ============


                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


NOTE 6 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share:


(Amounts in thousands                            Three months ended     Nine months ended
  except per share amounts)                           March 31,              March 31,
                                                        2000                   2000
                                                    --------------       ---------------
Weighted average number of common
  shares used in the calculation of basic
  earnings per share                                      207,516               206,551
Common stock equivalents                                   11,489                 9,201
                                                    --------------       --------------
Shares used in the calculation of diluted
  earnings per share                                      219,005               215,752
                                                    ==============       ===============
Net income used in the calculation of
  basic and diluted earnings per share                   $ 56,067              $129,608
                                                    ==============       ===============
Net income per share
   Basic                                                 $    .27              $    .63
   Diluted                                               $    .26              $    .60



On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock. Therefore, the reconciliation for the three and nine months ended March 31, 1999 is omitted since PE Biosystems Group Common Stock was not part of the capital structure of the Company during such period.

Options and warrants to purchase 5.7 million shares of PE Biosystems Group Common Stock were outstanding at March 31, 2000, but were not included in the computation of diluted income per share because the effect was antidilutive.

On January 20, 2000, the Board of Directors announced a two-for-one split of PE Biosystems Group Common Stock, effected in the form of a 100% stock dividend on February 18, 2000. All PE Biosystems group share and per share data reflect this split.

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:


(Dollar amounts in millions)             March 31,               June 30,
                                            2000                   1999
                                    ---------------------  ---------------------
Raw materials and supplies                        $ 48.3                 $ 42.8
Work-in-process                                      8.2                   10.3
Finished products                                  106.4                   96.6
                                    ---------------------  ---------------------
Total inventories                                 $162.9                 $149.7
                                    =====================  =====================


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:

                                                                 Nine months ended
(Dollar amounts in millions)                                         March 31,
                                                                2000          1999
                                                            ------------- --------------
Interest                                                        $    .6       $  2.6
Interest paid to the Celera Genomics group                      $   5.7       $   .1
Income taxes                                                    $  36.4       $ 32.1
Tax benefits paid to the Celera Genomics group                  $  26.8       $  6.3
Significant non-cash investing
   and financing activities
     Unrealized gain on investments                             $ 191.3       $  3.6
     Dividends declared not paid                                $  17.7       $  8.3
     Note payable to the Celera Genomics group                  $     -       $280.1


NOTE 9 - FINANCIAL INSTRUMENTS

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

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


At March 31, 2000 and June 30, 1999, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the following table:


(Dollar amounts in millions)               March 31, 2000                         June 30, 1999
                                      Sale             Purchase             Sale              Purchase
                                  --------------     --------------     --------------      --------------
Japanese Yen                            $  81.0             $    -            $ 104.2              $  6.0
French Francs                                                                     4.3
Australian Dollars                          2.9                                  12.0
German Marks                                                                     25.4
Italian Lira                                                                     10.4                 2.6
British Pounds                             53.7               72.9               18.6                50.6
Swiss Francs                                4.1                                   7.5                  .7
Swedish Krona                               4.6                                   8.9
Danish Krona                                4.0                                   8.1
Singapore Dollars                          10.3                2.6                9.3                 3.3
Netherland Guilders                                                                                  16.1
Euro                                       97.4               83.0               28.2
Other                                       9.6                 .6               17.1
                                  --------------     --------------     --------------      --------------
Total                                   $ 267.6             $159.1            $ 254.0              $ 79.3
                                  ==============     ==============     ==============      ==============


NOTE 10 - RESTRUCTURING AND OTHER MERGER COSTS

At March 31, 2000, the remaining accrual balance related to the fiscal 1998 restructuring charge for the integration of PerSeptive Biosystems, Inc. was $2.7 million, consisting of $1.3 million relating to personnel costs and $1.4 million relating to facility consolidation and asset related write-off costs (see Note 10 to the PE Biosystems group's combined financial statements in the Company's 1999 Annual Report to Stockholders).

NOTE 11 - PERFORMANCE UNIT BONUS PLAN

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

An additional series of performance units totaling .5 million units has been granted under the plan and is outstanding as of March 31, 2000. A performance unit represents the right to receive a cash or stock payment from the Company at a specified date in the future. The amount of the payment is equal to a predetermined value on the date of the grant. The performance units vest upon shares of the PE Biosytems Group Common Stock attaining and maintaining specified common stock price levels for a

                               PE BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued


specified period, and are payable on or after a specified future date subject to continued employment through the date of payment.

NOTE 12 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and nine month periods ended March 31, 2000, net revenues from leased instruments, shipments of consumables and project materials and contracted R&D services to the Celera Genomics group totaled $16.0 million and $44.7 million, respectively. For the three and nine month periods ended March 31, 1999, net revenues from leased instruments, shipments of instruments, consumables and project materials and contracted R&D services to the Celera Genomics group totaled $5.2 million and $15.1 million, respectively.

NOTE 13 - SUBSEQUENT EVENT

The Company's $100 million revolving credit agreement was replaced effective April 20, 2000 with a new $100 million revolving credit agreement with four banks that matures on April 20, 2005. Commitment and facility fees are based on public debt ratings or leverage ratios. Interest rates on amounts borrowed vary depending on whether borrowings are undertaken in the domestic or Eurodollar markets. There were no borrowings under the existing facility at March 31, 2000.

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

Gain on sale of investments. The PE Biosystems group recognized a before-tax gain of $25.8 million in the second quarter of fiscal 2000 related to the sale of a portion of the Company's interest in Millennium Pharmaceuticals, Inc. During the third quarter of fiscal 1999, the PE Biosystems group recorded a before-tax gain of $2.6 million on the sale of the group's entire equity interest in Biometric Imaging, Inc.

Merger-related costs. The PE Biosystems group incurred merger-related period before-tax costs of $1.6 million and $3.6 million for the three and nine months ended March 31, 1999, respectively, in connection with the integration of PerSeptive into the Company. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders.

Other special charges. During the second quarter of fiscal 2000, the PE Biosystems group recorded a before-tax charge of $21.6 million in selling, general and administrative expenses, for costs related to the acceleration of a long-term compensation program as a result of the attainment of

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


performance targets. Refer to Note 11 to the Condensed Combined Financial Statements for a discussion of this program.

The PE Biosystems group was allocated non-recurring before-tax charges of $.8 million and $1.4 million for the three and nine months ended March 31, 1999 for costs incurred in connection with the recapitalization of the Company. The PE Biosystems group and the Celera Genomics group were each allocated 50% of the total recapitalization costs incurred by the Company.

Results of Continuing Operations for the Three Months Ended March 31, 2000 Compared With the Three Months Ended March 31, 1999

The PE Biosystems group reported income from continuing operations of $56.1 million for the third quarter of fiscal 2000 compared with $46.3 million for the third quarter of fiscal 1999. On a comparable basis, excluding Tecan and the special items previously described from the prior year, income from continuing operations increased 34.9% to $56.1 million for the third quarter of fiscal 2000 compared with $41.6 million for the prior period. This increase is attributable to the growth in net revenues and higher gross margin as a percent of net revenues. The net effect of changes in foreign currency had a negligible impact on this quarter's revenues and operating income. The PE Biosystems group's foreign currency management program resulted in a gain of $5.1 million, reflected in other income.

Net revenues were $368.1 million for the third quarter of fiscal 2000 compared with $329.3 million for the third quarter of fiscal 1999. Excluding the results of Tecan in the prior year, revenues increased 20.3% compared with the prior year. The effects of foreign currency translation had minimal overall impact on net revenues compared with the prior year as weakness in the euro was offset by strengthening of the Japanese yen. Revenues from leased instruments, shipments of consumables and project materials and contracted R&D services to the Celera Genomics group were $16.0 million for the third quarter of fiscal 2000, or 4.3% of the PE Biosystems group's net revenues. Revenues from leased instruments, shipments of instruments and consumables and contracted R&D services to the Celera Genomics group were $5.2 million for the third quarter of fiscal 1999.

Geographically, excluding the net revenues of Tecan for the third quarter of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999. Revenues increased 15.4% in the United States, 9.8% in Europe, 38.5% in the Far East, and 61.7% in Latin America and other markets, compared with the third quarter of the prior fiscal year. Excluding the effects of currency translation, revenues grew in the Far East approximately 28%, reflecting increased government funding for genomics related research, and approximately 18% in Europe. Revenues grew substantially in genetic analysis reagents used in a variety of whole genome DNA sequencing projects and in applied genetic analysis markets, such as forensics and human diagnostics. Genetic analysis revenues also reflected continued demand for the ABI Prism 3700 DNA Analyzer and other DNA sequencing systems. Demand also was strong for sequence detection systems and mass spectrometry instruments.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


Gross margin as a percentage of net revenues was 54.9% for the third quarter of fiscal 2000 compared with 54.0% for the third quarter of fiscal 1999. Excluding Tecan, the prior year gross margin as a percentage of net revenues was 52.9%. The increase in the gross margin percentage was primarily the result of a change in product mix. Higher unit sales of reagents to support genetic analysis systems were a primary contributor for the higher gross margin percentage for the third quarter of fiscal 2000.

SG&A expenses were $93.8 million for the third quarter of fiscal 2000 compared with $82.8 million for the third quarter of fiscal 1999, an increase of 13.3%. On a comparable basis, excluding Tecan from the prior year, SG&A expenses increased 28.7%. This increase was due to higher planned expenses. As a percentage of net revenues, excluding Tecan from the prior year, SG&A expenses were 25.5% for the third quarter of fiscal 2000 compared with 23.8% for the third quarter of fiscal 1999.

R&D expenses were $36.1 million for the third quarter of fiscal 2000 compared with $33.9 million for the prior year. Excluding Tecan from the prior year, R&D expenses increased 18.8% compared with the prior year period. As a percentage of net revenues, R&D expenses were 9.8% for the third quarter of fiscal 2000, essentially unchanged when compared with the prior year excluding Tecan.

The PE Biosystems group incurred merger-related period costs of $1.6 million for the third quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the PE Biosystems group. See
Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders. During the third quarter of fiscal 1999, the PE Biosystems group was allocated a non-recurring charge of $.8 million. These costs were incurred in connection with the recapitalization of the Company.

Operating income increased to $72.4 million for the third quarter of fiscal 2000 compared with $58.8 million for the prior year. On a comparable basis, excluding the special items and Tecan from the prior year, operating income increased 23.2% for the third quarter of fiscal 2000 compared with the prior year. The PE Biosystems group benefited from increased revenues and improvements in gross margin. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 19.7% for the third quarter of fiscal 2000 compared with 19.2% for the prior year.

During the third quarter of fiscal 1999, the PE Biosystems group recorded a before-tax gain of $2.6 million on the sale of the group's entire equity interest in Biometric Imaging, Inc.

Interest expense was $2.2 million for the third quarter of fiscal 2000 compared with $.5 million for the prior year. This increase was primarily due to the interest on the note payable to the Celera Genomics group, as well as slightly higher average interest rates. Interest income was $4.8 million for the third quarter of fiscal 2000 compared with $.4 million for the prior year. Fiscal 2000 interest income included interest on the note receivable relating to the sale of the Analytical Instruments business. The increase was also due to higher cash balances and higher interest rates.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


Other income, net was $5.0 million for the third quarter of fiscal 2000 compared with $.2 million for the prior year. For both periods, other income, net primarily related to gains from the Company's foreign currency management program that provides hedge coverage for projected cash flows.

The effective income tax rate was 30% for the third quarter of fiscal 2000 compared with 22% for the prior year. Excluding special items and Tecan in fiscal 1999, the effective income tax rate was 29% for the third quarter of the prior year. See Note 1 to the PE Biosystems group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the third quarter of fiscal 1999, the PE Biosystems group incurred minority interest expense of $1.3 million relating to Tecan.

Results of Continuing Operations for the Nine Months Ended March 31, 2000 Compared With the Nine Months Ended March 31, 1999

The PE Biosystems group reported income from continuing operations of $129.6 million for the first nine months of fiscal 2000 compared with $95.4 million for the first nine months of fiscal 1999. On a comparable basis, excluding the special items previously described from both fiscal years and Tecan from the prior year, income from continuing operations increased 40.1% to $129.6 million for the first nine months of fiscal 2000 compared with $92.5 million for the prior period. This increase is attributable primarily to the growth in net revenues and lower operating expenses as a percent of net revenues. Partially offsetting the lower operating expenses were increased non-operating costs related to the PE Biosystems group's foreign currency management program.

Net revenues were $996.3 million for the first nine months of fiscal 2000 compared with $876.7 million for the first nine months of fiscal 1999. Excluding the results of Tecan for the prior year, revenues increased 25.1% compared with the prior year. The effects of foreign currency translation increased net revenues by approximately $2.8 million compared with the prior year. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $44.7 million for the first nine months of fiscal 2000, or 4.5% of the PE Biosystems group's net revenues. For the first nine months of fiscal 1999, revenues from leased instruments, shipments of instruments and consumables, and contracted R&D services to the Celera Genomics group were $15.1 million.

Geographically, excluding the net revenues of Tecan for the first nine months of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999. Revenues increased 24.6% in the United States, 17.0% in Europe, 34.4% in the Far East, and 60.9% in Latin America and other markets, compared with the first nine months of the prior fiscal year. Excluding the favorable effects of currency translation in Japan, revenues grew approximately 21% in the Far East, partly reflecting increased government funding for genomics related research. Excluding the effects of currency translation in Europe, revenues increased by approximately 25%. Increased demand for genetic analysis reagents

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


and instruments, sequence detection systems, and mass spectrometry instruments was the primary contributor.

Gross margin as a percentage of net revenues was 54.0% for the first nine months of fiscal 2000 compared with 54.8% for the first nine months of fiscal 1999. Excluding Tecan for the prior year, gross margin as a percentage of net revenues was 53.7% for the first nine months of fiscal 1999.

SG&A expenses were $277.3 million for the first nine months of fiscal 2000 compared with $235.4 million for the first nine months of fiscal 1999, an increase of 17.8%. On a comparable basis, excluding the long-term compensation charge incurred in the second quarter of the current year and Tecan from the prior year, SG&A expenses for the PE Biosystems group increased 23.2% for the first nine months of fiscal 2000 compared with the prior year. This increase was due to higher planned expenses. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.7% for the first nine months of fiscal 2000 compared with 26.1% for the prior year.

R&D expenses were $99.5 million for the first nine months of fiscal 2000, unchanged compared with the first nine months of the prior year. Excluding Tecan from the prior year, R&D expenses increased 13.7% compared with the first nine months of fiscal 1999. As a percentage of net revenues, excluding Tecan, R&D expenses were 10.0% for the first nine months of fiscal 2000 compared with 11.0% for the first nine months of the prior year. The prior year's R&D expense level was higher as a percentage of net revenues due to the development of new products released in the second half of fiscal 1999.

The PE Biosystems group incurred merger-related period costs of $3.6 million for the first nine months of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the PE Biosystems group. See Note 10 to the PE Biosystems group's combined financial statements included in the Company's 1999 Annual Report to Stockholders. During the first nine months of fiscal 1999, the PE Biosystems group was allocated a non-recurring charge of $1.4 million for costs incurred in connection with the recapitalization of the Company.

Operating income increased to $161.0 million for the first nine months of fiscal 2000 compared with $140.9 million for the first nine months of the prior year. On a comparable basis, excluding the special items previously described from both fiscal years and Tecan from the prior year, operating income increased 37.7% for the first nine months of fiscal 2000 compared with the first nine months of the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 18.3% for the first nine months of fiscal 2000 compared with 16.7% for the first nine months of the prior year.

The PE Biosystems group recognized a before-tax gain of $25.8 million in the first nine months of fiscal 2000 related to the sale of a portion of the Company's equity interest in Millennium Pharmaceuticals, Inc. During the first nine months of fiscal 1999, the PE Biosystems group recorded

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


a before-tax gain of $2.6 million from the sale of the group's entire equity interest in Biometric Imaging, Inc.

Interest expense was $6.5 million for the first nine months of fiscal 2000 compared with $2.6 million for the prior year. This increase was primarily due to the interest on the note payable to the Celera Genomics group. Interest income was $13.0 million for the first nine months of fiscal 2000, which included interest on the note receivable relating to the sale of the Analytical Instruments business, compared with $1.1 million for the prior year. The increase in interest income was also due to higher cash balances and higher interest rates.

Other expense, net for the first nine months of fiscal 2000 was $3.8 million, primarily related to costs associated with a portion of the Company's foreign currency management program that provides hedge coverage for projected cash flows. Other expense, net was $.3 million for the first nine months of fiscal 1999, which related to costs associated with the Company's foreign currency management program offset by income from a legal settlement.

The effective income tax rate was 32% for the first nine months of fiscal 2000 compared with 26% for the prior year. Excluding special items in both fiscal years and Tecan in fiscal 1999, the effective income tax rate was 30% for the first nine months of fiscal 2000 compared with 29% for the prior year. See Note 1 to the PE Biosystems group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the first nine months of fiscal 1999, the PE Biosystems group incurred minority interest expense of $9.5 million relating to Tecan.

Market Risk

The PE Biosystems group operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For the first nine months of fiscal 2000 and fiscal 1999, the PE Biosystems group derived approximately 51% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The risk management strategy for the PE Biosystems group utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses, respectively, on the derivatives. The PE Biosystems group does not use derivative financial instruments for trading or other speculative purposes, nor is the PE Biosystems group a party to leveraged derivatives. At March 31, 2000, outstanding hedge contracts covered approximately 64% of the estimated exposures related to foreign currency cash flows to be realized over the next nine months. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing over the next nine months.

The Company performed sensitivity analyses as of March 31, 2000 and June 30, 1999. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. Dollar at

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


March 31, 2000, the Company calculated a hypothetical loss of $4.5 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged at March 31, 2000. Performing the same hypothetical calculation at June 30, 1999, the Company calculated a hypothetical loss of $6.1 million. These hypothetical analyses exclude the impact of foreign currency translation on PE Biosystems group's operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, PE executed an interest rate swap, allocated to the PE Biosystems group, in conjunction with PE entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, PE pays a fixed rate of interest at 2.1% and receives a floating LIBOR interest rate. At March 31, 2000, the notional amount of indebtedness covered by the interest rate swap was Yen 3.8 billion or $36.0 million. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Financial Resources and Liquidity

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $295.1 million at March 31, 2000 compared with $236.5 million at June 30, 1999, with total debt of $221.5 million at March 31, 2000 compared with $185.4 million at June 30, 1999. Working capital was $325.2 million at March 31, 2000 compared with $274.6 million at June 30, 1999. Debt to total capitalization decreased to 22% at March 31, 2000 from 26% at June 30, 1999. The increase in loans payable was primarily a result of the Company's decision to discontinue its receivables factoring program in a foreign subsidiary.

Accounts receivable increased $36.2 million to $342.4 million at March 31, 2000 from $306.2 million at June 30, 1999, reflecting the growth in PE Biosystems group's revenue.

Other long-term assets increased $170.1 million to $417.2 million at March 31, 2000 from $247.1 million at June 30, 1999, primarily as a result of a net increase in value of the Company's minority equity investments.

Condensed Combined Statements of Cash Flows. Net cash provided by operating activities from continuing operations was $81.9 million for the first nine months of fiscal 2000 compared with $61.2 million for the same period in fiscal 1999. For the first nine months of fiscal 2000 compared with the same period in the prior year, higher income-related cash flows and lower increases in receivables and inventory were partially offset by higher payments to suppliers and payments of certain compensation accruals. Inventory levels were higher in the third quarter of fiscal 1999 due to the introduction of new product lines in late fiscal 1999.

Net cash used by investing activities from continuing operations was $52.0 million for the first nine months of fiscal 2000 compared with $32.2 million for the first nine months of fiscal 1999. In the first

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


nine months of fiscal 2000, the PE Biosystems group's capital expenditures were $69.9 million, which included $5.7 million related to improvement of its information technology infrastructure and $20.3 million for the acquisition of a new corporate airplane. The PE Biosystems group realized $31.1 million from the sale of a portion of a minority investment during the first nine months of fiscal 2000 and invested $14.0 million in additional minority investments. For the first nine months of fiscal 1999, the PE Biosystems group generated $20.9 million in net cash proceeds from the sale of certain non-operating assets. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $53.8 million, which included $9.2 million related to improvement of the information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane.

Net cash used by discontinued operations was $8.5 million for the first nine months of fiscal 2000 compared with $33.2 million for the first nine months of fiscal 1999. The fiscal 2000 use was for transaction-related payments and other cash outlays associated with the divestiture of the analytical instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $47.2 million for the first nine months of fiscal 2000 compared with net cash used by financing activities of $.3 million for the prior period. For the first nine months of fiscal 2000, the PE Biosystems group received $34.4 million in proceeds from employee stock option exercises compared with $54.7 million for the prior period. Loans payable increased $30.3 million for the first nine months of fiscal 2000 compared with an increase of $34.7 million for the prior year. The first nine months of fiscal 1999 included a payment of $5.3 million for the retirement of foreign debt and $58.9 million of cash allocated to the Celera Genomics group.

The Company's $100 million revolving credit agreement was replaced effective April 20, 2000 with a new $100 million revolving credit agreement with four banks that matures on April 20, 2005. Terms of this new revolving credit agreement are substantially similar to those of the previous credit agreement.

At March 31, 2000, PE had unused credit facilities, including the existing revolving credit agreement, totaling $275.4 million.

Year 2000

In fiscal 1997, the Company initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on the Company's existing internal computer systems; its non-information technology systems, including embedded and process control systems; The Company's product offerings; and its significant suppliers. The operations of the PE Biosystems group are included within this program. The purpose of this program has been to ensure the event does not have a material adverse effect on the Company's business operations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect any impact from the application of SAB 101.

Outlook

The PE Biosystems group expects to continue to grow and maintain profitability for the balance of fiscal 2000 on the strength of robust demand and several new products. PE Biosystems should continue to benefit from its customers in basic medical research, pharmaceutical development, and applied markets for sophisticated, automated, and cost effective life science tools.

                               PE BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


Sales of PE Biosystems' genetic analysis systems are increasingly moving beyond the basic research markets to a wider group of commercial customers and public agencies. The PE Biosystems group also should benefit from shipments of new high throughput screening products such as the FMAT(TM) 8100 HTS System, the NorthStar(TM) HTS Workstation, and the ABI Prism(TM) 6700 Automated Nucleic Acid Workstation. The group recently announced new products and initiatives in proteomics and a new genetic analyzer system, the ABI Prism 3100 that are expected to be important contributors during fiscal 2001.

On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is subject to customary closing conditions and regulatory approvals. The process of obtaining such approvals is taking longer than originally expected and, as a result, the parties have extended the termination date under the merger agreement. While this process is inherently uncertain, both parties are continuing to cooperate, and the Company currently contemplates that the transaction will close in the first quarter of fiscal 2001.

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

A significant portion of sales depends on customers' capital spending policies which may be subject to significant and unexpected decreases. A significant portion of PE Biosystems' instrument product sales are capital purchases by its customers. PE Biosystems' customers include pharmaceutical, environmental, research and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for PE Biosystems' products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for PE Biosystems' products.

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

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)



                                                  Three months ended                     Nine months ended
                                                      March 31,                              March 31,
                                                2000               1999               2000                1999
                                          -----------------  ------------------ ------------------  -----------------
Net Revenues                              $       11,041      $        1,798     $       27,666     $        7,429
Costs and Expenses
Research and development                          43,447              13,300            113,780             26,237
Selling, general and administrative               10,451               6,988             28,383             17,594
Special charges                                                          793                                 1,366
                                          -----------------  ------------------ ------------------  -----------------
Operating Loss                                   (42,857)            (19,283)          (114,497)           (37,768)
Interest expense                                     699                                  1,360
Interest income                                    6,469                 107             11,576                107
                                          -----------------  ------------------ ------------------  -----------------
Loss Before Income Taxes                         (37,087)            (19,176)          (104,281)           (37,661)
Benefit for income taxes                          12,980               6,435             36,498             12,704
                                          -----------------  ------------------ ------------------  -----------------
Net Loss                                  $      (24,107)     $      (12,741)    $      (67,783)    $      (24,957)
                                          =================  ================== ==================  =================
Net Loss per Share (see Note 4)
  Basic and diluted                       $         (.45)                        $        (1.29)



              See accompanying notes to the Celera Genomics group
               unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                                                    At March 31,          At June 30,
                                                                         2000                 1999
                                                                  -------------------  -------------------
                                                                     (unaudited)
Assets
Current assets
  Cash and cash equivalents                                       $        991,107     $         71,491
  Note receivable from the PE Biosystems group                             150,000              150,000
  Tax benefit receivable from the PE Biosystems group                       12,278                9,935
  Accounts receivable                                                        6,834                3,276
  Prepaid expenses and other current assets                                  3,308                3,454
                                                                  -------------------  -------------------
Total current assets                                                     1,163,527              238,156
Property, plant and equipment, net                                         108,576              104,192
Other long-term assets                                                      11,290                2,372
                                                                  -------------------  -------------------
Total Assets                                                      $      1,283,393     $        344,720
                                                                  ===================  ===================
Liabilities and Group Equity
Current liabilities
  Accounts payable                                                $         11,305     $         19,861
  Accrued salaries and wages                                                 7,150                4,179
  Deferred revenues                                                         20,080               12,032
  Other accrued expenses                                                     6,969                9,281
                                                                  -------------------  -------------------
Total current liabilities                                                   45,504               45,353
  Long-term debt                                                            46,000
  Other long-term liabilities                                                5,500                5,500
                                                                  -------------------  -------------------
Total Liabilities                                                           97,004               50,853
Group Equity                                                             1,186,389              293,867
                                                                  -------------------  -------------------
Total Liabilities and Group Equity                                $      1,283,393     $        344,720
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

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)



                                                                             Nine months ended
                                                                                 March 31,

                                                                           2000               1999
                                                                     -----------------  ------------------
Operating Activities
Net loss                                                             $      (67,783)     $      (24,957)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                            17,270               3,081
    Deferred income taxes                                                    (7,317)
Changes in operating assets and liabilities:
    Increase in tax benefit receivable
        from the PE Biosystems group                                         (2,343)             (6,435)
    Increase in accounts receivable                                          (3,558)               (140)
    Decrease (increase) in prepaid expenses and other assets                  1,117                (690)
    Increase in accounts payable and other liabilities                        8,252              15,580
                                                                     -----------------  ------------------
Net Cash Used by Operating Activities                                       (54,362)            (13,561)
                                                                     -----------------  ------------------
Investing Activities
Additions to property, plant and equipment                                  (23,267)            (35,100)
  (net of disposals of $1,175 for fiscal 2000)
Investments                                                                  (3,000)             (1,236)
                                                                     -----------------  ------------------
Net Cash Used by Investing Activities                                       (26,267)            (36,336)
                                                                     -----------------  ------------------
Financing Activities
Net change in long-term debt                                                 46,000
Net cash allocated from the PE Biosystems group                                                  58,897
Net proceeds from stock offering                                            943,303
Proceeds from stock issued for stock plans                                   10,942
                                                                     -----------------  ------------------
Net Cash Provided by Financing Activities                                 1,000,245              58,897
                                                                     -----------------  ------------------
Net Change in Cash and Cash Equivalents                                     919,616               9,000
Cash and Cash Equivalents Beginning of Period                                71,491
                                                                     -----------------  ------------------
Cash and Cash Equivalents End of Period                              $      991,107      $        9,000
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

Shanghai GeneCore BioTechnologies Co., Ltd. During the second quarter of fiscal 2000, the Celera Genomics group acquired a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd. from Axys Pharmaceuticals, Inc. The PE Biosystems group also owns a 47.5% equity interest in Shanghai GeneCore. Shanghai GeneCore is a genomics service company with expertise in nucleotide synthesis, DNA sequencing, bioinformatics analysis, and mutation detection. Shanghai GeneCore has ongoing research collaborations with several Chinese government agencies and research institutes. This investment has been accounted for under the equity method of accounting.

NOTE 3 - PENDING ACQUISITION

Paracel, Inc. During the third quarter of fiscal 2000, the Celera Genomics group signed a definitive agreement to acquire Paracel, Inc. in a stock-for-stock transaction. All of the equity of Paracel will be exchanged for shares of Celera Genomics Group Common Stock having a market value at the effective time of the merger equal to $283 million, except that the number of shares issued at closing will not be more than 2.26 million or less than 1.55 million. The acquisition is subject to customary closing conditions and regulatory approvals. Paracel produces advanced genomic and text analysis

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

technologies. Its products include a hardware accelerator for sequence comparison, a hardware accelerator for text search, and sequence analysis software tools. This merger will be accounted for under the purchase method.

NOTE 4 - LOSS PER SHARE

The following table presents a reconciliation of basic and diluted loss per share:


(Amounts in thousands                              Three months ended       Nine months ended
  except per share amounts)                             March 31,               March 31,
                                                          2000                     2000
                                                     ----------------        ---------------
Weighted average number of common
  shares used in the calculation of basic
  loss per share                                            53,884                 52,430
Common stock equivalents                                         -                      -
                                                     ----------------        ---------------
Shares used in the calculation of
  diluted loss per share                                    53,884                 52,430
                                                     ================        ===============
Net loss used in the calculation of
  basic and diluted loss per share                       $ (24,107)             $ (67,783)
                                                     ================        ===============
Net loss per share
   Basic and diluted                                     $    (.45)             $   (1.29)


On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-Celera Genomics Group Common Stock and PE Corporation-PE Biosystems Group Common Stock. Therefore, the reconciliation for the three and nine months ended March 31, 1999 is omitted since Celera Genomics Group Common Stock was not part of the capital structure of the Company during such period.

Options and warrants to purchase 14.3 million shares of Celera Genomics Group Common Stock were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share because the effect was antidilutive.

On January 20, 2000, the Board of Directors announced a two-for-one split of Celera Genomics Group Common Stock, effected in the form of a 100% stock dividend on February 18, 2000. All Celera Genomics group share and per share data reflect this split.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

NOTE 5 - COMMON STOCK

On March 6, 2000, PE Corporation completed a follow-on public offering of Celera Genomics Group Common Stock. In this offering, 4,370,000 shares were sold, netting proceeds of $943.3 million.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and significant non-cash financing activity were as follows:



(Dollar amounts in millions)                          Nine months ended
                                                          March 31,
                                                   2000              1999
                                              ---------------- -----------------
Interest                                           $  1.4            $      -
Significant non-cash investing
   and financing activities:
     Note receivable from the
         PE Biosystems group                       $    -            $  280.1



NOTE 7 - DEBT

Long-term debt consisted of $46.0 million of commercial paper with an average interest rate of 6.23% at March 31, 2000. The Company has established the necessary credit facilities, through its revolving credit agreement discussed below, to refinance the commercial paper borrowings on a long-term basis. These borrowings have been classified as noncurrent because it is the Company's intent to refinance these obligations on a long-term basis.

The Company's $100 million revolving credit agreement was replaced effective April 20, 2000 with a new $100 million revolving credit agreement with four banks that matures on April 20, 2005. Commitment and facility fees are based on public debt ratings or leverage ratios. Interest rates on amounts borrowed vary depending on whether borrowings are undertaken in the domestic or Eurodollar markets. There were no borrowings under the existing facility at March 31, 2000.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued


NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three month period ended March 31, 2000, R&D expenses included $14.4 million for lease payments on instruments and the purchase of consumables and project materials from the PE Biosystems group. For the nine month period ended March 31, 2000, R&D expenses included $39.9 million for lease payments on instruments and the purchase of consumables and project materials and $.5 million for R&D services contracted from the PE Biosystems group.

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

Results of Operations for the Three Months Ended March 31, 2000 Compared With the Three Months Ended March 31, 1999

The Celera Genomics group reported a net loss of $24.1 million for the third quarter of fiscal 2000, compared with a net loss of $12.7 million for the third quarter of fiscal 1999. The increase in the net loss reflected the increased sequencing activity and increased investment in research and development activities, as the group continued to expand its scientific and annotation research teams and its bioinformatics staff.

Net revenues for the Celera Genomics group were $11.0 million for the third quarter of fiscal 2000 compared with $1.8 million for the third quarter of fiscal 1999. The increased revenues resulted primarily from recent subscription and related service agreements. Revenues for plant and animal genotyping services remained essentially unchanged.

R&D expenses increased $30.1 million to $43.4 million for the third quarter of fiscal 2000 from $13.3 million for the third quarter of fiscal 1999 primarily as a result of increased sequencing operations and expanded scientific and annotation research teams and bioinformatics and software engineering staffing.

SG&A expenses were $10.5 million for the third quarter of fiscal 2000 compared with $7.0 million for the third quarter of fiscal 1999. The increase related to the planned scale-up in business development, marketing, and administrative activities in support of the database business. Corporate expenses and administrative shared services were $2.3 million for the third quarter of fiscal 2000 compared with $1.6 million for the third quarter of fiscal 1999. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of corporate overhead and administrative shared services.

The Celera Genomics group was allocated a non-recurring before-tax charge of $.8 million in the third quarter of fiscal 1999. These costs were incurred in connection with the recapitalization of the Company. The Celera Genomics group and the PE Biosystems group were each allocated 50% of the total recapitalization costs incurred during the third quarter of fiscal 1999.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Interest expense was $.7 million for the third quarter of fiscal 2000 as a result of the Company's financing of the purchase of the Rockville, Maryland facilities. Interest income was $6.5 million for the third quarter of fiscal 2000, which was attributable to interest received on cash and cash equivalents balances, which increased during the third quarter due to the follow-on public offering described in Note 5 to the Celera Genomics group's condensed combined financial statements, as well as interest on the $150 million note receivable from the PE Biosystems group.

The effective income tax rate was 35% for the third quarter of fiscal 2000 and 34% for the third quarter of fiscal 1999. Excluding the recapitalization costs for the third quarter of fiscal 1999, the effective income tax rate was 35%. See
Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations for the Nine Months Ended March 31, 2000 Compared With the Nine Months Ended March 31, 1999

The Celera Genomics group reported a net loss of $67.8 million for the first nine months of fiscal 2000, compared with a net loss of $25.0 million for the first nine months of fiscal 1999. The increase in the net loss reflected the increased sequencing activity; increased investment in research and development activities relating to expanded scientific and annotation teams, and bioinformatics staff; and increased operating expenses required to support the expanded data management and software and business development activities.

Net revenues for the Celera Genomics group were $27.7 million for the first nine months of fiscal 2000 compared with $7.4 million for the first nine months of fiscal 1999. The increased revenues were primarily a result of database subscription agreements initiated during the current fiscal year and the second half of fiscal 1999 and an increase in related genomics services revenues. Revenues for plant and animal genotyping services remained essentially unchanged.

R&D expenses increased $87.6 million to $113.8 million for the first nine months of fiscal 2000 from $26.2 million for the first nine months of fiscal 1999 primarily as a result of a full nine months of sequencing operations and significantly expanded bioinformatics and software development capabilities. The group also continued to expand its scientific and annotation research teams and bioinformatics and software engineering staff.

SG&A expenses were $28.4 million for the first nine months of fiscal 2000 compared with $17.6 million for the first nine months of fiscal 1999. The increase was related to the planned scale-up in business development, marketing, and administrative activities in support of the database business. Corporate expenses and administrative shared services were $6.3 million for the first nine months of fiscal 2000 compared with $3.9 million for the first nine months of fiscal 1999. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of corporate overhead and administrative shared services.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

The Celera Genomics group was allocated a non-recurring before-tax charge of $1.4 million in the first nine months of fiscal 1999. These costs were incurred in connection with the recapitalization of the Company. The Celera Genomics group and the PE Biosystems group were each allocated 50% of the total recapitalization costs incurred during the first nine months of fiscal 1999.

Interest expense was $1.4 million for the first nine months of fiscal 2000 as a result of the Company's financing of the purchase of the Rockville, Maryland facilities. Interest income was $11.6 million for the first nine months of fiscal 2000, which was attributable to interest on the $150 million note receivable from the PE Biosystems group, as well as interest on cash and cash equivalents balances, which increased during the third quarter due to the follow-on public offering described in Note 5 to the Celera Genomics group's condensed combined financial statements.

The effective income tax rate was 35% for the first nine months of fiscal 2000 and 34% for the first nine months of fiscal 1999. Excluding the recapitalization costs from the first nine months of fiscal 1999, the effective income tax rate was 35%. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Financial Resources and Liquidity

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $991.1 million at March 31, 2000 compared with $71.5 million at June 30, 1999. In March 2000, the Company completed a follow-on public offering of Celera Genomics Group Common Stock from which the Company realized net proceeds of $943.3 million. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Rockville, Maryland facilities.

At March 31, 2000 and June 30, 1999, the Celera Genomics group had a $12.3 million and $9.9 million tax benefit receivable from the PE Biosystems group. These amounts represent the tax benefits for the third quarter of fiscal 2000 and the fourth quarter of fiscal 1999, respectively. The tax benefit receivable is settled on a quarterly basis. See Note 1 to the Celera Genomics group combined financial statements in the Company's 1999 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Accounts receivable increased $3.5 million to $6.8 million at March 31, 2000 from $3.3 million at June 30, 1999, primarily as a result of increased genomics service revenue.

Other long-term assets increased $8.9 million to $11.3 million at March 31, 2000 from $2.4 million at June 30, 1999 primarily as a result of recognition of a deferred tax asset due to operating losses incurred by the group.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Accounts payable decreased $8.6 million to $11.3 million at March 31, 2000 from $19.9 million at June 30, 1999 primarily as a result of payment for software license fees incurred during the fourth quarter of fiscal 1999.

Deferred revenues increased $8.1 million to $20.1 million at March 31, 2000 from $12.0 million at June 30, 1999 due to timing of subscriptions received for database and gene discovery agreements offset by revenue recognized under these agreements.

Other accrued expenses decreased $2.3 million to $7.0 million at March 31, 2000 from $9.3 million at June 30, 1999 as a result of payments pertaining to fiscal year-end accruals.

Condensed Combined Statements of Cash Flows. Cash used by operating activities was $54.4 million for the first nine months of fiscal 2000 compared with $13.6 million for the same period in the prior year. The increase in cash used by operating activities resulted primarily from higher net operating losses.

Net cash used by investing activities for capital expenditures was $24.4 million for the first nine months of fiscal 2000 compared with $35.1 million for the first nine months of fiscal 1999. Fiscal 2000 capital expenditures included payments for software licenses acquired during the fourth quarter of fiscal 1999 and expenditures associated with the continued development of the laboratories, facilities, and data center at the Rockville, Maryland facilities. Fiscal 2000 capital spending also included $.3 million for purchases of instrumentation from the PE Biosystems group. The capital spending for the first nine months of fiscal 1999 included $8.4 million of purchases for the PE Biosystems group's ABI Prism(R) 3700 DNA Analyzers and $1.6 million for other instrumentation purchased from the PE Biosystems group. The Celera Genomics group's investments during the first nine months of fiscal 2000 included acquisitions of the Panther(TM) technology from Molecular Applications Group and a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd.

Net cash provided by financing activities was $1,000.2 million for the first nine months of fiscal 2000 compared with $58.9 million for same period in the prior year. In March 2000, the Company completed a follow-on public offering of Celera Genomics Group Common Stock from which the company realized net proceeds of $943.3 million. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Rockville, Maryland facilities. In the first nine months of fiscal 2000, the Celera Genomics group received $10.9 million in proceeds from employee stock option exercises. Net cash provided by financing activities for the first nine months of fiscal 1999 was $58.9 million, attributable entirely to the funding of that year's operations by the Company.

The Company's $100 million revolving credit agreement was replaced effective April 20, 2000 with a new $100 million revolving credit agreement with four banks that matures on April 20, 2005. Terms of this new revolving credit agreement are substantially similar to those of the previous credit agreement.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Year 2000

In fiscal 1997, the Company initiated a worldwide program to assess the expected impact of the Year 2000 date recognition problem on its existing internal computer systems; its non-information technology systems, including embedded and process control systems; its product offerings; and its significant suppliers. The operations of the Celera Genomics group are included within this program. The purpose of this program has been to ensure the event does not have a material adverse effect on the Company's business operations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect any impact from the application of SAB 101.

Outlook

On March 20, 2000, the Celera Genomics group announced the signing of a definitive merger agreement under which Celera Genomics will acquire Paracel, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is structured as a tax-free reorganization and will be accounted for under the purchase method. All of the equity of Paracel will be exchanged for shares of Celera Genomics Group Common Stock having a market

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

value at the effective time of the merger equal to $283 million, except that the number of shares issued at closing will not be more than 2.26 million or less than 1.55 million. If the closing of the merger were to have occurred on May 8, 2000, each issued and outstanding share of Paracel common stock would have been exchanged for .2146 shares of Celera Genomics common stock, and the aggregate consideration paid to Paracel stockholders would have been less than $283 million. The transaction is subject to customary closing conditions and regulatory approvals. Paracel, Inc. is a leading producer of advanced genomic and text analysis technologies. Its products include a sequence comparison supercomputer (GeneMatcher(TM)), high-throughput sequence analysis and annotation software tools, and a text search supercomputer (TextFinder(TM)). Its customers include major pharmaceutical, biotechnology and genomic companies; research centers; and government institutions worldwide. Celera intends to utilize Paracel's technology and bioinformatic expertise to provide value added analytical and data mining tools needed by its customers as well as for Celera's internal gene discovery and annotation work.

The Celera Genomics group expects to see an expansion in the customer base for the new genomic information and database products, with corresponding increases in revenues throughout fiscal 2000. Recently, the Celera Genomics group entered into a five-year comprehensive genomics agreement with Takeda Chemical Industries, Ltd., the largest pharmaceutical company in Japan, which includes a subscription to five of Celera Genomics group's current databases. The agreement also includes access to the group's advanced bioinformatics tools and browsers. Celera also signed a research services agreement that allows ViaLactia, a subsidiary of the New Zealand Dairy Board, to search for genetic traits that could improve the quality of dairy products. All of these databases integrate the Celera Genomics group's proprietary information with publicly available sources. Despite the potential for increased revenues in fiscal 2000, the Celera Genomics group expects that it will continue to incur significant operating losses for such year.

Operating expenses will increase during the fourth quarter of the fiscal year as the Celera Genomics group continues to increase its sequencing throughput and installs additional hardware and software designed to accelerate product development and support for its information delivery systems. However, due to increased interest income related to the cash received in the secondary offering, the Celera Genomics group expects its fourth quarter pre-tax loss to be smaller than pre-tax losses recorded in the third quarter of fiscal 2000.

The Celera Genomics group recently completed the sequencing phase of one person's genome and has now begun to assemble the sequenced fragments of the genome into their proper order. In addition to assembly, the group is now focusing on annotating the sequence information and collecting additional data on genetic variations. The group has also begun the next phase of its information business, sequencing the mouse genome. The mouse is considered to be important to biomedical research as a model for studies of human biology and medicines.

The Company believes that the Celera Genomics group's existing cash and cash equivalents and the note and tax benefit receivables from the PE Biosystems group are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to the sequencing

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

and assembly of the human genome and the development of informational products and services based on the resultant data. While the Company intends to use the net proceeds of the Celera Genomics Group Common Stock follow-on public offering primarily to fund the Celera Genomics group's new product and technology development activities in functional genomics, with an emphasis on proteomics, and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. Celera's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

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

Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $153.8 million as of March 31, 2000 and expects that it will continue to incur additional net losses for the foreseeable future. These losses may increase as Celera expands its investments in new technology and product development, including the development of its functional genomics and personalized health/medicine efforts. As an early stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

Celera Genomics' business plan is unique and expanding. No organization has ever attempted to combine in one business organization all of the Celera Genomics group's businesses. In addition, as Celera Genomics nears completion of the sequencing of the human genome, it is expanding its business plan to enter into new markets: functional genomics and personalized health/medicine. The offering of a genomics database, functional genomics and personalized health/medicine capabilities targeted at a wide variety of customers, from pharmaceutical companies to university researchers, has a number of risks, including pricing and volume issues, technology and access concerns, computer security, pursuit of key scientific goals and protection of intellectual property. The addition of the functional genomics and personalized health/medicine efforts will add further complexity and require additional management attention and resources as these new markets are addressed.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Celera Genomics' business plan depends heavily on timely completion of the sequencing and assembly of the human genome. The Celera Genomics group's efforts to complete the sequencing and assembly of the human genome are not yet complete. Some genomic scientists have criticized the Celera Genomics group's sequencing strategy, known as "whole genome shotgun sequencing," as having limitations when applied on a large scale in sequencing the human genome. Others have stated that the human genome cannot be sequenced using whole genome shotgun sequencing. Although scientists at The Institute for Genomic Research have used the whole genome shotgun strategy to sequence the genomes of other organisms, the strategy has not been used to sequence a genome with the size and complexity of the human genome. Although the Celera Genomics group has been successful in sequencing and assembling the Drosophila genome, once the human genome has been fully sequenced, there can be no assurance that the Celera Genomics group will be successful in its assembly of the human genome. Celera Genomics group's ability to retain its existing customers and attract new customers is heavily dependent upon the completion of the sequencing and assembly of the human genome within the expected time frames. In addition, completion of the sequencing and assembly of the human genome is essential to the functional genomics and personalized health/medicine components of Celera Genomics' business strategy in which Celera Genomics intends to make substantial investments in the near future. As a result, failure to complete the sequencing and assembly effort in a timely manner may have a material adverse effect on the Celera Genomics group's business.

Celera Genomics' revenue growth depends on retaining existing and adding new customers. The Celera Genomics group has a small number of customers, the revenues from which will offset only a small portion of its expenses. In order to generate significant additional revenues, the Celera Genomics group must obtain additional customers and retain its existing customers. Celera Genomics' ability to retain existing and add new customers depends upon customers' continued belief that Celera Genomics' products can help accelerate their drug discovery and development efforts and fundamental discoveries in biology. Although customer agreements typically have multi-year terms, there can be no assurance that any will be renewed upon expiration. The Celera Genomics group's future revenues are also affected by the extent to which existing customers expand their agreements to include new services and database products. In some cases, the Celera Genomics group may accept milestone payments or future royalties on products developed by its customers as consideration for access to Celera Genomics' databases and products in lieu of a portion of subscription fees. Such arrangements are unlikely to produce revenue for the Celera Genomics group for a number of years, if ever, and depend heavily on the research and product development, sales and marketing and intellectual property protection abilities of the customer.

Use of genomics information to develop or commercialize products is unproven. The development of new drugs and the diagnosis of disease based on genomic information is unproven. Few therapeutic or diagnostic products based on genomic discoveries have been developed and commercialized and to date no one has developed or commercialized any therapeutic, diagnostic or agricultural products based on the Celera Genomics group's technologies. If the Celera Genomics group's customers are unsuccessful in developing and commercializing products based on the Group's databases or other products or services, customers and the Group may be unable to generate sufficient revenues and its

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

business may suffer as a result. Development of such products will be subject to risks of failure, including that such products will be found to be toxic, be found to be ineffective, fail to receive regulatory approvals, fail to be developed prior to the successful marketing of similar products by competitors or infringe on proprietary rights of third parties.

The genomics industry is intensely competitive and evolving. There is intense competition among entities attempting to sequence segments of the human genome and identify genes associated with specific diseases and develop products and services based on these discoveries. Celera Genomics faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad. A number of companies, other institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning, the study of genetic variation, and other genomic service businesses. Some of these competitors are developing databases containing gene sequence, gene expression, genetic variation or other genomic information and are marketing or plan to market their data to pharmaceutical companies. Additional competitors may attempt to establish databases containing this information in the future. The Celera Genomics group has licensed some of its key technology on a non-exclusive basis, including the Human Genome Index licensed from the Institute for Genomics Research, and therefore such technology may be available for license by PE Corporation's competitors.

Competitors may also discover, characterize or develop important genes, drug targets or leads, drug discovery technologies or drugs in advance of Celera Genomics or its customers or which are more effective than those developed by Celera Genomics or its customers, or may obtain regulatory approvals of their drugs more rapidly than Celera Genomics' customers do, any of which could have a material adverse effect on any of Celera Genomics' similar programs. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit Celera Genomics' rights or its customers' ability to use Celera Genomics' products to commercialize therapeutic, diagnostic or agricultural products. In addition, a customer may use the Celera Genomic group's services to develop products that compete with products separately developed by the Group or its other customers.

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

Celera Genomics' current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries. The Celera Genomics group derives a substantial portion of its revenues from fees paid by pharmaceutical companies and larger

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

biotechnology companies for its information products and services, including Amgen Inc., Novartis Pharma AG, Pharmacia & Upjohn and Pfizer Inc. The Celera Genomics group expects that pharmaceutical companies and larger biotechnology companies will continue to be the Celera Genomics group's primary source of revenues for the foreseeable future. As a result, the Celera Genomics group is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

In addition, the Celera Genomics group's future revenues may be adversely affected by mergers and consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of the Group's potential customers. Large pharmaceutical and biotechnology customers could also decide to conduct their own genomics programs or seek other providers instead of using Celera Genomics' products and services.

Celera Genomics relies heavily on its strategic relationship with the PE Biosystems group. The Celera Genomics group believes that its strategic relationship with the PE Biosystems group has provided it with a significant competitive advantage in its efforts to date to sequence the human genome. Celera Genomics' timely completion of that work and successful extension of its business into the functional genomics and personalized health/medicine arenas will depend heavily on the PE Biosystems group's ability to continue to provide leading edge, proprietary technology and products, including technologies relating to genetic analysis, protein analysis and high-throughput screening. If PE Biosystems is unable to supply these technologies, Celera will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with the PE Biosystems group that adversely affects the Celera Genomic group's access to PE Biosystems' technology or failure by PE Biosystems to continue to develop new technologies or protect its proprietary technology could adversely affect Celera Genomics' business.

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

Celera could incur liabilities relating to hazardous materials that it uses in its research and development activities. Celera Genomics' research and development activities involve the controlled use of hazardous materials, chemicals and may in the future involve various radioactive materials. In the event of an accidental contamination or injury from these materials, Celera could be held liable for damages in excess of its resources.

Celera Genomics' sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's ability to obtain new customers for genomic information products and value-added programs depends on its customers' belief that the Group can help accelerate their drug discovery efforts. The

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Celera Genomics group's sales cycle is typically lengthy because the Group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. Celera may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical companies have affected and may in the future affect the timing and progress of the Celera Genomics group's sales efforts.

Scientific and management staff have unique expertise which is key to the Celera Genomics' commercial viability and which would be difficult to replace. Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly J. Craig Venter, its President. For the sequencing and assembly of the human genome, the Celera Genomics group believes the following members of its staff are essential: Dr. Venter; Mark Adams, Vice President for Genome Programs; and Eugene Myers, who is responsible for the group assembling the genome. None of these individuals are party to employment agreements, non-competition agreements or non-solicitation agreements with the Celera Genomics group. Additional members of the Celera Genomics group's medical, scientific and bioinformatics staff are important to the development of information, tools and services required for implementation of its business plan. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on the Celera Genomics group's ability to achieve its goals.

Celera Genomics' competitive position may depend on patent and copyright protection, which may not be sufficiently available. The Celera Genomics group's ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and other intellectual property. While Celera Genomics will be primarily dependent on revenues from access fees to its discovery and information system, obtaining patent protection may also be important to its business, in that Celera Genomics would be able to prevent competitors from making, using or selling any of its technology for which it obtains a patent. Patent law affecting Celera Genomics' business, particularly gene sequences and polymorphisms, is uncertain, and as a result, the Celera Genomics group is uncertain as to its ability to prevent competitors from developing similar subject matter. Patents may not issue from patent applications that the Celera Genomics group may own or license. In addition, because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed patent applications for technology used by Celera Genomics or covered by Celera Genomics' pending patent applications without Celera Genomics being aware of such applications.

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

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Celera Genomics' position may depend on its ability to protect trade secrets. The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group currently protects such information and procedures as trade secrets. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality agreements may be breached, however, and the Group may not have adequate remedies for any such breach. In addition, the Group's trade secrets may otherwise become known or be independently developed by competitors.

Public disclosure of genomics sequence data could jeopardize Celera Genomics' intellectual property protection and have an adverse effect on the value of our products and services. The Celera Genomics group, the federally funded Human Genome Project and others engaged in similar research have committed to make available to the public basic human sequence data. Such disclosures might limit the scope of the Celera Genomics group's claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurance that such publication has not affected and will not affect the ability to obtain patent protection. Customers may conclude that uncertainties of such protection decrease the value of the Celera Genomics group's information products and services and as a result, it may be required to reduce the fees it charges for such products and services.

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

There has been substantial litigation regarding patents and other intellectual property rights in Celera Genomics' industry. The Celera Genomics group may become a party to patent litigation or proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties which may include subscribers to Celera Genomics' database information services. Interference proceedings may be necessary to establish which party was the first to discover such intellectual property. Celera Genomics may become involved in patent litigation against third parties to enforce the Celera Genomics group's patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to Celera Genomics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If an infringement litigation against Celera Genomics is resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling certain of its products or services without a license from a third party. Celera Genomics may not be able to obtain such a license on commercially acceptable terms, or at all.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

The U.S. Patent and Trademark Office has issued at least one patent to a third party relating to a single nucleotide polymorphism (SNP). If other important SNPs receive patents, Celera Genomics will need to obtain rights to those important SNPs in order to develop, use and sell related assays. Such licenses may not be available to Celera Genomics on commercially acceptable terms, or at all.

Celera Genomics' business is dependent on the continuous, effective, reliable and secure operation of its computer hardware, software and internet applications and related tools and functions. Because Celera Genomics group's business requires manipulating and analyzing large amounts of data, and communicating the results of such analysis to customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, Internet servers and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or the Celera Genomics group's customers' access to products through the Internet is interrupted, its business could suffer. The Celera Genomics group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm flood, power loss, earthquakes, telecommunications failures, physical or software break-ins and similar events. In addition, Celera Genomics' database products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support computational needs and its customers' drug discovery efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact the Celera Genomics group's business.

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

Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for our products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for PE Corporation's products.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

Expected rapid growth in the number of its employees could absorb valuable management resources and be disruptive to the development of the Celera Genomics' business. The Celera Genomics group expects to grow significantly, from approximately 450 employees at December 31, 1999 to approximately 700 by June 30, 2000 (including Paracel, Inc.'s employees). This growth will require substantial effort to hire new employees and train and integrate them in the Celera Genomics group's business and to develop and implement management information systems, financial controls and facility plans. In addition, the Celera Genomics group will be required to create a sales and marketing organization and expand customer support resources as sales of its information products increase. The Celera Genomics group's inability to manage growth effectively would have a material adverse effect on its future operating results.

The use of Celera Genomics' products and services by its customers may be subject to government regulation. Within the field of functional genomics, the use of the Celera Genomics group's database products by pharmaceutical and biotechnology customers may be subject to certain U.S. Food and Drug Administration or other regulatory approvals. For example, any new drug developed by the efforts of the Celera Genomics group's customers as a result of their use of the Celera Genomics group's databases must undergo an extensive regulatory review process. This process can take many years and require substantial expense.

Within the field of personalized health/medicine, current and future patient privacy and health care laws and regulations issued by the FDA may limit the use of polymorphism data. To the extent that use of the Celera Genomics group's databases is limited or additional costs are imposed on the Celera Genomics group's customers due to regulation, the Celera Genomics group's business may be adversely affected.

Furthermore, the Celera Genomics group may be directly subject to the regulations as a provider of diagnostic information. To the extent that such regulations restrict the sale of the Celera Genomics group's products or impose other costs, the Celera Genomics group's business may be materially adversely affected.

Future acquisitions may absorb significant resources and may be unsuccessful. As part of the Celera Genomics group's strategy, it expects to pursue acquisitions (in addition to the Paracel, Inc. acquisition), investments and other relationships and alliances. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities, and expenses that could have a material effect on the Celera Genomics group's financial condition and results of operations. For example, to the extent that it elects to pay the purchase price for such acquisitions in shares of Celera Genomics Group Common Stock, such issuance of additional shares of Celera Genomics Group Common Stock will be dilutive to holders of Celera Genomics Group Common Stock. Acquisitions involve numerous other risks, including:

o difficulties integrating acquired technologies and personnel into the business of the Celera Genomics group;

o  diversion of management from daily operations;

o  inability to obtain required financing on favorable terms;

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    continued

o entry into new markets in which the Celera Genomics group has little previous experience;

o  potential loss of key employees or customers of acquired companies;

o assumption of the liabilities and exposure to unforseen liabilities of acquired companies; and

o  amortization of the intangible assets of acquired companies.

It may be difficult for the Celera Genomics group to complete such transactions quickly and to integrate such business efficiently into its current business. Any such acquisitions or investments by the Celera Genomics group may ultimately have a negative impact on its business and financial condition.

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

             (Dollar amounts in thousands except per share amounts)



                                                           Three months ended                     Nine months ended
                                                               March 31,                              March 31,
                                                         2000               1999               2000                1999
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $      363,130      $      325,825     $      979,337     $      869,063
Cost of Sales                                             158,590             149,686            438,402            392,652
                                                   -----------------  ------------------ ------------------  -----------------
Gross Margin                                              204,540             176,139            540,935            476,411
Selling, general and administrative                       104,227              89,757            305,718            252,974
Research, development and engineering                      69,421              46,467            186,806            123,568
Merger costs and other special charges                                          3,209                                 6,334
                                                   -----------------  ------------------ ------------------  -----------------
Operating Income                                           30,892              36,706             48,411             93,535
Gain on sale of investment                                                      2,597             25,811              2,597
Interest expense                                            1,047                 495              2,297              2,635
Interest income                                             9,430                 465             18,981              1,203
Other income (expense), net                                 5,040                 233             (3,845)              (306)
                                                   -----------------  ------------------ ------------------  -----------------
Income Before Income Taxes                                 44,315              39,506             87,061             94,394
Provision for income taxes                                 11,464               6,894             24,956             17,475
Minority interest                                                               1,324                                 9,536
                                                   -----------------  ------------------ ------------------  -----------------
Income From Continuing Operations                          32,851              31,288             62,105             67,383
Income From Discontinued
  Operations, Net of Income Taxes                                               5,186                                 1,149
                                                   -----------------  ------------------ ------------------  -----------------
Net Income                                         $       32,851      $       36,474     $       62,105     $       68,532
                                                   =================  ================== ==================  =================
PE Biosystems Group (see Note 6)
  Income from Continuing Operations                $       56,067      $       46,346     $      129,608     $       95,401
      Basic per share                              $          .27                         $          .63
      Diluted per share                            $          .26                         $          .60
  Income from Discontinued Operations                                  $        5,186                        $        1,149
      Basic per share
      Diluted per share
  Net Income                                       $       56,067      $       51,532     $      129,608     $       96,550
      Basic per share                              $          .27                         $          .63
      Diluted per share                            $          .26                         $          .60
  Dividends per share                              $         .085                         $          .17
Celera Genomics Group (see Note 6)
  Net Loss                                         $      (24,107)     $      (12,741)    $      (67,783)    $      (24,957)
      Basic and diluted per share                  $         (.45)                        $        (1.29)


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS continued
                                   (unaudited)

             (Dollar amounts in thousands except per share amounts)


                                                           Three months ended                     Nine months ended
                                                               March 31,                              March 31,
                                                         2000               1999               2000                1999
                                                   -----------------  ------------------ ------------------  -----------------
PE Corporation (see Note 6)
  Income from Continuing Operations
      Basic per share                                                      $      .62                            $     1.35
      Diluted per share                                                    $      .60                            $     1.32
  Income from Discontinued Operations
      Basic per share                                                      $      .10                            $      .02
      Diluted per share                                                    $      .10                            $      .02
  Net Income
      Basic per share                                                      $      .72                            $     1.37
      Diluted per share                                                    $      .70                            $     1.34
Dividends per share                                                        $      .17                            $      .51




See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)



                                                                  At March 31,          At June 30,
                                                                       2000                 1999
                                                                -------------------  -------------------
                                                                   (unaudited)
Assets
Current assets
  Cash and cash equivalents                                     $      1,286,184     $        308,021
  Note receivable                                                        150,000              150,000
  Accounts receivable, net                                               344,784              307,056
  Inventories                                                            162,903              149,670
  Prepaid expenses and other current assets                               71,422               79,255
                                                                -------------------  -------------------
Total current assets                                                   2,015,293              994,002
Property, plant and equipment, net                                       317,974              275,792
Other long-term assets                                                   421,134              249,513
                                                                -------------------  -------------------
Total Assets                                                    $      2,754,401     $      1,519,307
                                                                ===================  ===================
Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                                 $         35,415     $          3,911
  Accounts payable                                                       156,451              165,120
  Accrued salaries and wages                                              56,760               47,495
  Accrued taxes on income                                                128,188              128,261
  Other accrued expenses                                                 192,978              177,865
                                                                -------------------  -------------------
Total current liabilities                                                569,792              522,652
  Long-term debt                                                          82,039               31,452
  Other long-term liabilities                                            146,454              143,678
                                                                -------------------  -------------------
Total Liabilities                                                        798,285              697,782
Stockholders' Equity
  Capital stock
        PE Corporation - PE Biosystems group                               2,081                1,027
        PE Corporation - Celera Genomics group                               571                  257
  Capital in excess of par value                                       1,504,858              507,341
  Retained earnings                                                      344,619              317,720
  Accumulated other comprehensive income                                 103,987               (4,820)
                                                                -------------------  -------------------
Total stockholders' equity                                             1,956,116              821,525
                                                                -------------------  -------------------
Total Liabilities and Stockholders' Equity                      $      2,754,401     $      1,519,307
                                                                ===================  ===================


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)


                                                                              Nine months ended
                                                                                  March 31,
                                                                            2000               1999
                                                                      -----------------  ------------------
Operating Activities from Continuing Operations
Income from continuing operations                                     $       62,105      $       67,383
Adjustments to reconcile income from continuing
 operations to net cash provided by operating activities:
    Depreciation and amortization                                             54,301              34,332
    Long-term compensation programs                                            6,822               5,571
    Gain on sale of investments                                              (25,811)             (2,597)
    Deferred income taxes                                                     (5,496)              2,107
Changes in operating assets and liabilities:
  Increase in accounts receivable                                            (40,838)            (58,477)
  Increase in inventories                                                    (12,468)            (32,310)
  Increase in prepaid expenses and other assets                               (9,869)            (28,430)
  (Decrease) increase in accounts payable and other
   liabilities                                                                (1,253)             50,479
                                                                      -----------------  ------------------
Net Cash Provided by Operating Activities                                     27,493              38,058
                                                                      -----------------  ------------------
Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $2,014 and $780, respectively)                         (92,365)            (78,557)
Investments, net                                                             (16,998)             (1,236)
Proceeds from the sale of assets, net                                         31,056              20,898
                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                        (78,307)            (58,895)
                                                                      -----------------  ------------------
Net Cash Used by Continuing Operations
  Before Financing Activities                                                (50,814)            (20,837)
                                                                      -----------------  ------------------
Discontinued Operations
Net cash used by operating activities                                         (8,493)             (9,109)
Net cash used by investing activities                                                            (24,106)
                                                                      -----------------  ------------------
Net Cash Used by Discontinued Operations
  Before Financing Activities                                                 (8,493)            (33,215)
                                                                      -----------------  ------------------
Financing Activities
Net change in loans payable                                                   76,292              34,726
Principal payments on long-term debt                                                              (5,297)
Dividends                                                                    (17,530)            (25,479)
Net proceeds from stock offering                                             943,303
Proceeds from stock issued for stock plans                                    45,355              54,650
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                  1,047,420              58,600
                                                                      -----------------  ------------------
Effect of Exchange Rate Changes on Cash                                       (9,950)             (6,038)
                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                      978,163              (1,490)
Cash and Cash Equivalents Beginning of Period                                308,021              82,865
                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                               $    1,286,184      $       81,375
                                                                      =================  ==================


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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Aclara Biosciences, Inc. During the third quarter of fiscal 2000, the PE Biosystems group made an additional minority investment of $5.0 million in Aclara Biosciences, Inc. Aclara Biosciences is a developer of microfluidics technology and is believed to have access to the wide range of technology and intellectual property required to broadly address the markets for genomics, or RNA and DNA analysis, and pharmaceutical drug screening. The investment is included in other long-term assets.

Illumina, Inc. During the second quarter of fiscal 2000, the PE Biosystems group entered into a strategic collaboration with Illumina, Inc. for the purpose of developing, manufacturing, and marketing array-based systems for high-throughput DNA analysis. Under the agreement, the companies will jointly develop systems based on Illumina's BeadArray technology and PE Biosystems' proprietary

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

DNA chemistry. As part of the agreement, the PE Biosystems group made a minority investment of $5.0 million in Illumina and will provide a portion of the research and development funding for the collaboration. The investment is included in other long-term assets.

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

Tecan AG During the fourth quarter of fiscal 1999, the Company divested its interest in Tecan AG.

Biometric Imaging, Inc. During the third quarter of fiscal 1999, the PE Biosystems group recorded a before-tax gain of $2.6 million from the sale of the Company's entire equity interest in Biometric Imaging, Inc. Net cash proceeds from the sale were $6.6 million.

NOTE 4 - PENDING ACQUISITIONS

Paracel, Inc. During the third quarter of fiscal 2000, the Celera Genomics group signed a definitive agreement to acquire Paracel, Inc. in a stock-for-stock transaction. All of the equity of Paracel will be exchanged for shares of Celera Genomics Group Common Stock having a market value at the effective time of the merger equal to $283 million, except that the number of shares issued at closing will not be more than 2.26 million or less than 1.55 million. The acquisition is subject to customary closing conditions and regulatory approvals. Paracel produces advanced genomic and text analysis

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

technologies. Its products include a hardware accelerator for sequence comparison, a hardware accelerator for text search, and sequence analysis software tools. This merger will be accounted for under the purchase method. The PE Biosystems group currently holds a minority equity investment in Paracel.

Third Wave Technologies, Inc. On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is subject to customary closing conditions and regulatory approvals. The merger is expected to be accounted for under the pooling method. Third Wave has developed the Invader(R) nucleic acid (DNA and RNA) detection technology. The Invader(R) assays detect differences among genetic sequences important for the analysis of single nucleotide polymorphisms (SNPs). This technology will be used with the PE Biosystems group's Sequence Detection Systems, a proprietary technology for real-time analysis of genetic information.

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and nine month period ended March 31, 2000 and 1999 is presented in the following table:


(Dollar amounts in millions)                          Three months ended                 Nine months ended
                                                          March 31,                          March 31,
                                                    2000              1999              2000            1999
                                                --------------     ------------     -------------    ------------
Net income                                             $32.9            $36.5             $62.1           $68.5
Other comprehensive income, net of tax:
  Foreign currency translation adjustment              (13.4)            (4.7)            (19.1)             .3
  Unrealized holding gain on investments
     arising during period                              82.7              2.4             144.6             5.0
  Reclassification adjustment for gains
     included in net income                                                               (16.7)
                                                --------------     ------------     -------------    ------------
Other comprehensive (loss) income                       69.3             (2.3)            108.8             5.3
                                                --------------     ------------     -------------    ------------
Comprehensive income                                 $ 102.2            $34.2           $ 170.9          $ 73.8
                                                ==============     ============     =============    ============

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 6 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share from continuing operations for the three month period ended:


                                                                        March 31, 2000                   March 31, 1999
                                                              ------------------------------------      ------------------
(Amounts in thousands                                         PE Biosystems            Celera
  except per share amounts)                                       Group            Genomics Group        PE Corporation
                                                              ---------------      ---------------      ------------------
Weighted average number of common shares
  Used in the calculation of basic earnings (loss)
  Per share from continuing operations                               207,516               53,884                  50,508
Common stock equivalents                                              11,489                    -                   1,538
                                                              ---------------      ---------------      ------------------
Shares used in the calculation of diluted
  earnings (loss) per share from
  continuing operations                                              219,005               53,884                  52,046
                                                              ===============      ===============      ==================
Income (loss) from continuing operations  used
  in the calculation of basic and diluted earnings
  (loss) per share from continuing operations                        $56,067             $(24,107)                $31,288
                                                              ===============      ===============      ==================
Income (loss) per share from
  continuing operations
     Basic                                                           $   .27             $   (.45)                $   .62
     Diluted                                                         $   .26             $   (.45)                $   .60


                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

The following table presents a reconciliation of basic and diluted income per share from continuing operations for the nine month period ended:


                                                                        March 31, 2000                   March 31, 1999
                                                              ------------------------------------      ------------------
(Amounts in thousands                                         PE Biosystems            Celera
  except per share amounts)                                       Group            Genomics Group        PE Corporation
                                                              ---------------      ---------------      ------------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share from continuing operations                               206,551               52,430                  49,927
Common stock equivalents                                               9,201                    -                   1,245
                                                              ---------------      ---------------      ------------------
Shares used in the calculation of diluted
  earnings (loss) per share from
  continuing operations                                              215,752               52,430                  51,172
                                                              ===============      ===============      ==================
Income (loss) from continuing operations  used
  in the calculation of basic and diluted earnings
  (loss) per share from continuing operations                       $129,608            $ (67,783)                $67,383
                                                              ===============      ===============      ==================
Income (loss) per share from
  continuing operations
     Basic                                                          $    .63            $   (1.29)                $  1.35
     Diluted                                                        $    .60            $   (1.29)                $  1.32


On May 6, 1999, The Perkin-Elmer Corporation was merged with a subsidiary of PE Corporation, a new Delaware corporation. The recapitalization resulted in the issuance of two new classes of common stock called PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock.

Options and warrants to purchase 5.7 million shares of PE Biosystems Group Common Stock and 14.3 million shares of Celera Genomics Group Common Stock were outstanding at March 31, 2000, but were not included in the computation of diluted income/loss per share because the effect was antidilutive. Antidilutive options and warrants outstanding at March 31, 1999 were not material.

On January 20, 2000, the Board of Directors announced two-for-one splits of PE Corporation-PE Biosystems Group Common Stock and PE Corporation-Celera Genomics Group Common Stock, effected in the form of 100% stock dividends on February 18, 2000. All PE Biosystems group and Celera Genomics group share and per share data reflect these splits.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 7 - COMMON STOCK

On March 6, 2000, PE Corporation completed a follow-on public offering of Celera Genomics Group Common Stock. In this offering, 4,370,000 shares were sold, netting proceeds of $943.3 million.

NOTE 8 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:


(Dollar amounts in millions)                       March 31,              June 30,
                                                     2000                   1999
                                             ---------------------  ---------------------
Raw materials and supplies                            $ 48.3                 $  42.8
Work-in-process                                          8.2                    10.3
Finished products                                      106.4                    96.6
                                             ---------------------  ---------------------
Total inventories                                     $162.9                 $ 149.7
                                             =====================  =====================


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes and significant non-cash investing and financing activities were as follows:


(Dollar amounts in millions)                                    Nine months ended
                                                                    March 31,
                                                               2000           1999
                                                            ------------  -------------
Interest                                                      $   1.9        $  2.6
Income taxes                                                  $  36.4        $ 32.1
Significant non-cash investing
   and financing activities
      Unrealized gain on investments                          $ 191.3        $  3.6
      Dividends declared not paid                             $  17.7        $  8.3


NOTE 10 - FINANCIAL INSTRUMENTS

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

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

At March 31, 2000 and June 30, 1999, the Company had forward, option, and synthetic forward contracts outstanding for the sale and purchase of foreign currencies at fixed rates as summarized in the following table:


(Dollar amounts in millions)               March 31, 2000                         June 30, 1999
                                      Sale             Purchase             Sale              Purchase
                                  --------------     --------------     --------------      --------------
Japanese Yen                             $ 81.0             $    -            $ 104.2              $  6.0
French Francs                                                                     4.3
Australian Dollars                          2.9                                  12.0
German Marks                                                                     25.4
Italian Lira                                                                     10.4                 2.6
British Pounds                             53.7               72.9               18.6                50.6
Swiss Francs                                4.1                                   7.5                  .7
Swedish Krona                               4.6                                   8.9
Danish Krona                                4.0                                   8.1
Singapore Dollars                          10.3                2.6                9.3                 3.3
Netherland Guilders                                                                                  16.1
Euro                                       97.4               83.0               28.2
Other                                       9.6                 .6               17.1
                                  --------------     --------------     --------------      --------------
Total                                    $267.6             $159.1            $ 254.0              $ 79.3
                                  ==============     ==============     ==============      ==============



NOTE 11 - RESTRUCTURING AND OTHER MERGER COSTS

At March 31, 2000, the remaining accrual balance related to the fiscal 1998 restructuring charge for the integration of Perseptive Biosystems, Inc. was $2.7 million, consisting of $1.3 million relating to personnel costs and $1.4 million relating to facility consolidation and asset related write-off costs (see Note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders).

NOTE 12 - PERFORMANCE UNIT BONUS PLAN

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

An additional series of performance units totaling .5 million units has been granted under the plan and is outstanding as of March 31, 2000. A performance unit represents the right to receive a cash or stock payment from the Company at a specified date in the future. The amount of the payment is equal to a predetermined value on the date of the grant. The performance units vest upon shares of the PE Biosystems Group Common Stock attaining and maintaining specified common stock price levels for a specified period, and are payable on or after a

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

specified future date subject to continued employment through the date of payment.

NOTE 13 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended March 31:



(Dollar amounts                PE Biosystems       Celera Genomics
   in millions)                    Group                Group                 Other              Consolidated
                              -----------------    -----------------    -----------------     -----------------
2000
Net revenues from
 external customers                  $ 352.1              $ 11.0             $    -                $363.1
Intersegment revenues                   16.0                   -              (16.0)                    -
                              -----------------    -----------------    ---------------     -----------------
Total revenues                       $ 368.1              $ 11.0             $(16.0)               $363.1
                              =================    =================    ===============     =================
Operating income (loss)              $  72.4              $(42.9)            $  1.4                $ 30.9

1999
Net revenues from
 external customers                  $ 324.0              $  1.8             $    -                $325.8
Intersegment revenues                    5.3                   -               (5.3)                    -
                              -----------------    -----------------    ---------------     -----------------
Total revenues                       $ 329.3              $  1.8             $ (5.3)               $325.8
                              =================    =================    ===============     =================
Operating income (loss)              $  58.8              $(19.3)            $ (2.8)               $ 36.7


                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


The following table presents summarized segment financial information for the nine months ended March 31:


(Dollar amounts                    PE Biosystems       Celera Genomics
   in millions)                        Group                Group                 Other              Consolidated
                                  -----------------    -----------------    -----------------     -----------------
2000
Net revenues from
 external customers                       $951.6             $  27.7              $    -                 $979.3
Intersegment revenues                       44.7                   -               (44.7)                     -
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                            $996.3             $  27.7              $(44.7)                $979.3
                                  =================    =================    =================     =================
Operating income (loss)                   $161.0             $(114.5)             $  1.9                 $ 48.4

1999
Net revenues from
 external customers                       $861.7             $   7.4              $    -                 $869.1
Intersegment revenues                       15.0                   -               (15.0)                     -
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                            $876.7             $   7.4              $(15.0)                $869.1
                                  =================    =================    =================     =================
Operating income (loss)                   $140.9             $ (37.8)             $ (9.6)                $ 93.5


See Note 6 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

NOTE 14 - DEBT

Long-term debt includes $46.0 million of commercial paper allocated to the Celera Genomics group with an average interest rate of 6.23% at March 31, 2000. The Company has established the necessary credit facilities, through its revolving credit agreement discussed below, to refinance the commercial paper borrowings on a long-term basis. These borrowings have been classified as noncurrent because it is the Company's intent to refinance these obligations on a long-term basis.

The Company's $100 million revolving credit agreement was replaced effective April 20, 2000 with a new $100 million revolving credit agreement with four banks that matures on April 20, 2005. Commitment and facility fees are based on public debt ratings or leverage ratios. Interest rates on amounts borrowed vary depending on whether borrowings are undertaken in the domestic or Eurodollar markets. There were no borrowings under the existing facility at March 31, 2000. There were no borrowings under the existing facility at March 31, 2000.

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

Gain on sale of investments. The Company recognized a before-tax gain of $25.8 million in the second quarter of fiscal 2000 related to the sale of a portion of the Company's equity interest in Millennium Pharmaceuticals, Inc. During the third quarter of fiscal 1999, the Company recorded a before-tax gain of $2.6 million on the sale of the its entire equity interest in Biometric Imaging, Inc.

Merger-related costs. The Company incurred merger-related period before-tax costs of $1.6 million and $3.6 million for the three and nine months ended March 31, 1999, respectively, in connection with the integration of PerSeptive into the Company. See Note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders.

Other special charges. During the second quarter of fiscal 2000, the Company recorded a before-tax charge of $21.6 million in selling, general and administrative expenses, for costs related to the acceleration of a long-term compensation program as a result of the attainment of performance targets. Refer to Note 12 to the Condensed Consolidated Financial Statements for a discussion of this program.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


The Company recognized non-recurring before-tax costs of $1.5 million and $2.7 million for the three and nine months ended March 31, 1999, respectively, in connection with the recapitalization of the Company.

Results of Continuing Operations for the Three Months Ended March 31, 2000 Compared With the Three Months Ended March 31, 1999

PE Corporation reported income from continuing operations of $32.9 million for the third quarter of fiscal 2000 compared with $31.3 million for the third quarter of fiscal 1999. On a segment basis, the PE Biosystems group reported income from continuing operations of $56.1 million for the third quarter of fiscal 2000 compared with $46.3 million for the third quarter of fiscal 1999. On a comparable basis, excluding Tecan and the special items previously described from the prior year, income from continuing operations increased 34.9% to $56.1 million for the third quarter of fiscal 2000 compared with $41.6 million for the prior period. This increase is attributable to the growth in net revenues and higher gross margin as a percent of net revenues. The net effect of changes in foreign currency had a negligible impact on this quarter's revenues and operating income. The PE Biosystems group's foreign currency management program resulted in a gain of $5.1 million, reflected in other income. The Celera Genomics group reported a net loss of $24.1 million for the third quarter of fiscal 2000, compared with a net loss of $12.7 million for the third quarter of fiscal 1999. The increase in the net loss reflected the increased sequencing activity and increased investment in research and development activities, as the group continued to expand its scientific and annotation research teams and its bioinformatics staff.

Net revenues for the Company were $363.1 million for the third quarter of fiscal 2000 compared with $325.8 million for the third quarter of fiscal 1999, an increase of 11.4%. On a segment basis, net revenues for the PE Biosystems group increased 11.8% to $368.1 million for the third quarter of fiscal 2000, compared with $329.3 million for the prior year. The Celera Genomics group reported net revenues of $11.0 million for the third quarter of fiscal 2000, compared with $1.8 million for the third quarter of fiscal 1999.

Net revenues for the PE Biosystems group, excluding the results of Tecan in the prior year, increased 20.3% compared with the prior year. The effects of foreign currency translation had minimal overall impact on net revenues compared with the prior year as weakness in the euro was offset by strengthening of the Japanese yen. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $16.0 million for the third quarter of fiscal 2000, or 4.3% of the PE Biosystems group's net revenues. Revenues from leased instruments and shipments of instruments and consumables to the Celera Genomics group were $5.2 million for the third quarter of fiscal 1999. Geographically, excluding the net revenues of Tecan for the third quarter of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999. Revenues increased 15.4% in the United States, 9.8% in Europe, 38.5% in the Far East, and 61.7% in Latin America and other markets, compared with the third quarter of the prior fiscal year. Excluding the effects of currency translation, revenues grew in the Far East approximately 28%, reflecting increased government funding for genomics related research, and approximately 18% in Europe. Revenues grew substantially in genetic

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

analysis reagents used in a variety of whole genome DNA sequencing projects and in applied genetic analysis markets, such as forensics and human diagnostics. Genetic analysis revenues also reflected continued demand for the ABI Prism 3700 DNA Analyzer and other DNA sequencing systems. Demand also was to be strong for sequence detection systems and mass spectrometry instruments.

Net revenues for the Celera Genomics group were $11.0 million for the third quarter of fiscal 2000 compared with $1.8 million for the third quarter of fiscal 1999. The increased revenues resulted primarily from recent subscription and related service agreements. Revenues for plant and animal genotyping services remained essentially unchanged.

Gross margin as a percentage of net revenues for the Company was 56.3% for the third quarter of fiscal 2000 compared with 54.1% for the third quarter of fiscal 1999. Gross margin for the PE Biosystems group as a percentage of net revenues was 54.9% for the third quarter of fiscal 2000 compared with 54.0% for the third quarter of fiscal 1999. Excluding Tecan for the prior year, the gross margin as a percentage of net revenues was 52.9% for the PE Biosystems group. The increase in the PE Biosystems group's gross margin percentage was primarily the result of a change in product mix. Higher unit sales of reagents to support genetic analysis systems were a primary contributor for the higher gross margin percentage for the third quarter of fiscal 2000.

SG&A expenses for the Company were $104.2 million for the third quarter of fiscal 2000 compared with $89.8 million for the third quarter of fiscal 1999. On a segment basis, SG&A expenses were $93.8 million and $82.8 million for the third quarter of fiscal 2000 and 1999, respectively, for the PE Biosystems group. SG&A expenses for the Celera Genomics group were $10.5 million and $7.0 million for the third quarter of fiscal 2000 and 1999, respectively.

SG&A expenses for the PE Biosystems group, excluding Tecan from the prior year, increased 28.7% for the third quarter of fiscal 2000 compared with the third quarter of the prior year. This increase was due to higher planned expenses. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.5% for the third quarter of fiscal 2000 compared with 23.8% for the third quarter of fiscal 1999.

The Celera Genomics group's SG&A expenses increased $3.5 million for the third quarter of fiscal 2000 compared with the third quarter of the prior year. The increase related to the planned scale-up in business development, marketing, and administrative activities in support of the database business.

R&D expenses for the Company increased to $69.4 million for the third quarter of fiscal 2000 compared with $46.5 million for the prior year. R&D expenses for the PE Biosystems group were $36.1 million for the third quarter of fiscal 2000 compared with $33.9 million for the prior year. Excluding Tecan for the prior year, R&D expenses increased 18.8% compared with the prior year period. As a percentage of net revenues, R&D expenses were 9.8% for the third quarter of fiscal 2000, essentially unchanged when compared with the prior year excluding Tecan.

The Celera Genomics group's R&D expenses increased $30.1 million to $43.4 million for the third quarter of fiscal 2000 from $13.3 million for the third quarter of fiscal 1999 primarily as a result of

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


increased sequencing operations and expanded scientific and annotation research teams and bioinformatics and software engineering staffing.

The Company incurred merger-related period costs of $1.6 million for the third quarter of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders. During the third quarter of fiscal 1999, the Company recorded a non-recurring charge of $1.5 million for costs incurred in connection with the recapitalization of the Company.

Operating income was $30.9 million for the third quarter of fiscal 2000 compared with $36.7 million for the third quarter of the prior year. On a segment basis, operating income for the PE Biosystems group increased to $72.4 million for the third quarter of fiscal 2000 compared with $58.8 million for the prior year. On a comparable basis, excluding the special items and Tecan from the prior year, operating income increased 23.2% for the third quarter of fiscal 2000 compared with the prior year. The PE Biosystems group benefited from increased revenues and improvements in gross margin. Operating income as a percentage of net revenues for the PE Biosystems group, excluding the special items and Tecan, increased to 19.7% for the third quarter of fiscal 2000 compared with 19.2% for the prior year.

Operating loss for the Celera Genomics group was $42.9 million for the third quarter of fiscal 2000 compared with $19.3 million for the third quarter of fiscal 1999. The increase in the operating loss reflected the increased sequencing activity and increased investment in research and development activities, as the group continued to expand its scientific and annotation research teams and its bioinformatics staff.

During the third quarter of fiscal 1999, the Company recorded a before-tax gain of $2.6 million on the sale of its entire equity interest in Biometric Imaging, Inc.

Interest expense was $1.0 million for the third quarter of fiscal 2000 compared with $.5 million for the prior year. This increase was primarily due to higher average debt balances. Interest income was $9.4 million for the third quarter of fiscal 2000 compared with $.5 million for the prior year. This increase was a result of the higher cash and cash equivalents balances, primarily caused by the follow-on public offering of Celera Genomics Group Common Stock, as well as interest on the note receivable relating to the sale of the Analytical Instruments business.

Other income, net for the Company for the third quarter of fiscal 2000 was $5.0 million compared with $.2 million for the prior year. For both periods, other income, net primarily related to gains associated with the Company's foreign currency management program that provides hedge coverage for projected cash flows.

The Company's effective income tax rate was 26% for the third quarter of fiscal 2000 compared with 17% for the prior year. Excluding special items and Tecan in fiscal 1999, the effective income tax rate for the third quarter of fiscal 1999 was 27%.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


In the third quarter of fiscal 1999, minority interest expense of $1.3. million was recognized relating to the Company's 14.5% financial interest in Tecan.

Results of Continuing Operations for the Nine Months Ended March 31, 2000 Compared With the Nine Months Ended March 31, 1999

PE Corporation reported income from continuing operations of $62.1 million for the first nine months of fiscal 2000 compared with $67.4 million for the first nine months of fiscal 1999. On a segment basis, the PE Biosystems group reported income from continuing operations of $129.6 million for the first nine months of fiscal 2000 compared with $95.4 million for the first nine months of fiscal 1999. On a comparable basis, excluding the special items previously described from both fiscal years and Tecan from the prior year, income from continuing operations increased 40.1% to $129.6 million for the first nine months of fiscal 2000 compared with $92.5 million for the prior period. This increase is attributable primarily to the growth in net revenues and lower operating expenses as a percent of net revenues. Partially offsetting the lower operating expenses were increased non-operating costs related to the PE Biosystems group's foreign currency management program. The Celera Genomics group reported a net loss of $67.8 million for the first nine months of fiscal 2000, compared with a net loss of $25.0 million for the first nine months of fiscal 1999. The increase in the net loss reflected the increased sequencing activity; increased investment in research and development activities relating to expanded scientific and annotation teams, and bioinformatics staff; and increased operating expenses required to support the expanded data management and software and business development activities.

Net revenues for the Company were $979.3 million for the first nine months of fiscal 2000 compared with $869.1 million for first nine months of fiscal 1999, an increase of 12.7%. On a segment basis, net revenues for the PE Biosystems group increased 13.6% to $996.3 million for the first nine months of fiscal 2000, compared with $876.7 million for the prior year. The Celera Genomics group reported net revenues of $27.7 million for the first nine months of fiscal 2000, compared with $7.4 million for the first nine months of fiscal 1999.

Net revenues for the PE Biosystems group, excluding the results of Tecan for the prior year, increased 25.1% compared with the prior year. The effects of foreign currency translation increased net revenues by approximately $2.8 million compared with the prior year. Revenues from leased instruments and shipments of consumables and project materials to the Celera Genomics group were $44.7 million for the first nine months of fiscal 2000, or 4.5% of the PE Biosystems group's net revenues. For the first nine months of fiscal 1999, revenues from leased instruments, shipments of instruments and consumables, and contracted R&D services to the Celera Genomics group were $15.1 million. Geographically, excluding the net revenues of Tecan for the first nine months of fiscal 1999, the PE Biosystems group reported revenue growth in all regions for the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999. Revenues increased 24.6% in the United States, 17.0% in Europe, 34.4% in the Far East, and 60.9% in Latin America and other markets, compared with the first nine months of the prior fiscal year. Excluding the favorable effects of currency translation in Japan, revenues grew approximately 21% in the Far East partly reflecting increased government funding for genomics related research. Excluding the effects of currency translation in

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Europe, revenues increased by approximately 25%. Increased demand for genetic analysis reagents and instruments, sequence detection systems, and mass spectrometry instruments was the primary contributor.

Net revenues for the Celera Genomics group were $27.7 million for the first nine months of fiscal 2000 compared with $7.4 million for the first nine months of fiscal 1999. The increased revenues were primarily a result of database subscription agreements initiated during the current fiscal year and the second half of fiscal 1999 and an increase in related genomics services revenues. Revenues for plant and animal genotyping services remained essentially unchanged.

Gross margin as a percentage of net revenues for the Company was 55.2% for the first nine months of fiscal 2000 compared with 54.8% for the first nine months of fiscal 1999. Gross margin for the PE Biosystems group as a percentage of net revenues was 54.0% for the first nine months of fiscal 2000 compared with 53.7% for the first nine months of fiscal 1999, excluding Tecan.

SG&A expenses for the Company were $305.7 million for the first nine months of fiscal 2000 compared with $253.0 million for the first nine months of fiscal 1999. On a segment basis, SG&A expenses were $277.3 million, including the long-term compensation charge, and $235.4 million for the first nine months of fiscal 2000 and 1999, respectively, for the PE Biosystems group, and $28.4 million and $17.6 million for the first nine months of fiscal 2000 and 1999, respectively, for the Celera Genomics group.

SG&A expenses for the PE Biosystems group, excluding the long-term compensation charge incurred in the second quarter of the current year and Tecan from the prior year, increased 23.2% for the first nine months of fiscal 2000 compared with the first nine months of the prior year. This increase was due to higher planned expenses. As a percentage of net revenues, excluding the long-term compensation charge and Tecan, SG&A expenses were 25.7% for the first nine months of fiscal 2000 compared with 26.1% for the prior year.

The Celera Genomics group's SG&A expenses increased to $28.4 million for the first nine months of fiscal 2000 compared with $17.6 million for the first nine months of fiscal 1999. The increase was related to the planned scale-up in business development, marketing, and administrative activities in support of the database business.

R&D expenses for the Company increased to $186.8 million for the first nine months of fiscal 2000 compared with $123.6 million for the prior year. R&D expenses for the PE Biosystems group were $99.5 million for the first nine months of fiscal 2000, unchanged compared with the first nine months of the prior year. Excluding Tecan from the prior year, R&D expenses increased 13.7% compared with the first nine months of fiscal 1999. As a percentage of net revenues, excluding Tecan, R&D expenses were 10.0% for the first nine months of fiscal 2000 compared with 11.0% for the first nine months of the prior year. The prior year's R&D expense level was higher as a percentage of net revenues due to the development of new products released in the second half of fiscal 1999.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


The Celera Genomics group's R&D expenses increased $87.6 million to $113.8 million for the first nine months of fiscal 2000 from $26.2 million for the first nine months of fiscal 1999 primarily as a result of a full nine months of sequencing operations and significantly expanded bioinformatics and software development capabilities. The group also continued to expand its scientific and annotation research teams and bioinformatics and software engineering staff.

The Company incurred merger-related period costs of $3.6 million for the first nine months of fiscal 1999 for training, relocation, and communication in connection with the integration of PerSeptive into the Company. See note 10 to PE Corporation's consolidated financial statements included in the Company's 1999 Annual Report to Stockholders. During the first nine months of fiscal 1999, the Company recorded a non-recurring charge of $2.7 million for costs incurred in connection with the recapitalization of the Company.

Operating income was $48.4 million for the first nine months of fiscal 2000 compared with $93.5 million for the first nine months of the prior year. On a segment basis, operating income for the PE Biosystems group increased to $161.0 million for the first nine months of fiscal 2000 compared with $140.9 million for the first nine months of the prior year. On a comparable basis, excluding the special items previously described from both fiscal years and Tecan from the prior year, operating income increased 37.7% for the first nine months of fiscal 2000 compared with the first nine months of the prior year. The PE Biosystems group benefited from increased revenues primarily as a result of strong demand for several new products. The PE Biosystems group also benefited from lower operating expenses as a percentage of net revenues, partially as a result of slower than planned ramp-up in staffing. Operating income as a percentage of net revenues, excluding the special items and Tecan, increased to 18.3% for the first nine months of fiscal 2000 compared with 16.7% for the first nine months of the prior year.

Operating loss for the Celera Genomics group was $114.5 million for the first nine months of fiscal 2000 compared with $37.8 million for the first nine months of fiscal 1999. The increase in the operating loss reflected the increase in sequencing activity; increased investment in research and development activities relating to expanded scientific and annotation teams, and bioinformatics staff; and increased operating expenses required to support the expanded data management and software and business development activities.

The Company recognized a before-tax gain of $25.8 million in the first nine months of fiscal 2000 related to the sale of a portion of its equity interest in Millennium Pharmaceuticals, Inc. During the first nine months of fiscal 1999, the Company recorded a before-tax gain of $2.6 million from the sale of its entire equity interest in Biometric Imaging, Inc.

Interest expense was $2.3 million for the first nine months of fiscal 2000 compared with $2.6 million for the prior year. This decrease was primarily due to lower average interest rates. Interest income was $19.0 million for the first nine months of fiscal 2000 compared with $1.2 million for the prior year. This increase was primarily a result of interest on higher cash and cash equivalents balances, resulting from the follow-on public offering of Celera Genomics Group Common Stock, as well as interest on the note receivable relating to the sale of the Analytical Instruments business.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Other expense, net for the Company for the first nine months of fiscal 2000 was $3.8 million, primarily related to costs associated with a portion of the Company's foreign currency management program that provides hedge coverage for projected cash flows. Other expense, net was $.3 million for the first nine months of fiscal 1999, which related to costs associated with a portion of the Company's foreign currency management program offset by income from a legal settlement.

The Company's effective income tax rate was 29% for the first nine months of fiscal 2000 compared with 19% for the prior year. Excluding special items in fiscal 2000 and fiscal 1999, and Tecan in fiscal 1999, the effective income tax rate was 25% for the first nine months of 2000 compared with 22% for the prior year.

In the first nine months of fiscal 1999, minority interest expense of $9.5 million was recognized relating to the Company's 14.5% financial interest in Tecan.

Market Risk

The PE Biosystems group of our company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For the first nine months of fiscal 2000 and fiscal 1999, the PE Biosystems group derived approximately 51% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps, purchased options, and synthetic forward contracts to hedge certain foreign currency and interest rate exposures, with the intent of offsetting losses and gains that occur on the underlying exposures with gains and losses, respectively, on the derivatives. We do not use derivative financial instruments for trading or other speculative purposes, nor is our company a party to leveraged derivatives. At March 31, 2000, outstanding hedge contracts covered approximately 64% of the estimated exposures related to foreign currency cash flows to be realized over the next nine months. The outstanding hedges were a combination of forward, option, and synthetic forward contracts maturing over the next nine months.

The Company performed sensitivity analyses as of March 31, 2000 and June 30, 1999. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. Dollar at March 31, 2000, the Company calculated a hypothetical loss of $4.5 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged at March 31, 2000. Performing the same hypothetical calculation at June 30, 1999, the Company calculated a hypothetical loss of $6.1 million. These hypothetical analyses exclude the impact of foreign currency translation on the Company's operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Interest rate swaps are used to hedge underlying debt obligations. In fiscal 1997, PE executed an interest rate swap, allocated to the PE Biosystems group, in conjunction with the Company entering into a five-year Japanese Yen debt obligation. Under the terms of the swap agreement, PE pays a fixed rate of interest at 2.1% and receives a floating LIBOR interest rate. At March 31, 2000, the notional amount of indebtedness covered by the interest rate swap was Yen
3.8 billion or $36.0 million. The maturity date of the swap coincides with the maturity of the Yen loan in March 2002. A change in interest rates would have no impact on our reported interest expense and related cash payments because the floating rate debt and fixed rate swap contract have the same maturity and are based on the same rate index.

Financial Resources and Liquidity

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents were $1,286.2 million at March 31, 2000 compared with $308.0 million at June 30, 1999, with total debt of $117.5 million at March 31, 2000 compared with $35.4 million at June 30, 1999. Working capital was $1,445.5 million at March 31, 2000 compared with $471.4 million at June 30, 1999. In March 2000, the Company completed a follow-on public offering of Celera Genomics Group Common Stock from which the Company realized net proceeds of $943.3 million. Debt to total capitalization increased to 6% at March 31, 2000 from 4% at June 30, 1999 as a result of an increase in loans payable and long-term debt. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. The increase in loans payable for the PE Biosystems group was primarily a result of the Company's decision to discontinue its receivables factoring program in a foreign subsidiary.

Other long-term assets increased $171.6 million to $421.1 million at March 31, 2000 from $249.5 million at June 30, 1999, primarily as a result of a net increase in value of the Company's minority equity investments.

Condensed Consolidated Statements of Cash Flows. Net cash provided by operating activities from continuing operations was $27.5 million for the first nine months of fiscal 2000 compared with net cash provided by operating activities of $38.1 million for the same period in fiscal 1999. For the first nine months of fiscal 2000 compared with the same period in the prior year, higher income-related cash flows and lower increases in receivables and inventory were offset by higher payments to suppliers and payments of certain compensation accruals.

Net cash used by investing activities from continuing operations was $78.3 million for the first nine months of fiscal 2000 compared with $58.9 million for the first nine months of fiscal 1999. In the first nine months of fiscal 2000, the Company had capital expenditures of $94.4 million. Capital expenditures were $69.9 million for the PE Biosystems group, which included $5.7 million related to improvement of its information technology infrastructure and $20.3 million for the acquisition of a new corporate airplane, and $24.4 million for the Celera Genomics group. Investments during the first nine months of fiscal 2000 included minority investments in Aclara Biosciences, Inc., Illumina, Inc. and Epoch Pharmaceuticals, Inc. for the PE Biosystems group. The Celera Genomics group's investments during the first nine months of fiscal 2000 included acquisitions of the Panther(TM)

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


technology from Molecular Applications Group and a 47.5% equity interest in Shanghai GeneCore BioTechnologies Co., Ltd. In the first nine months of fiscal 2000, the Company realized approximately $31.1 million from the sale of a portion of a minority investment. In the first nine months of fiscal 1999, the Company generated $20.9 million in net cash proceeds from the sale of certain non-operating assets. The fiscal 1999 cash proceeds were more than offset by capital expenditures of $78.6 million, which included $9.2 million related to improvement of the Company's information technology infrastructure, and $17.5 million for the acquisition of a corporate airplane.

Net cash used by discontinued operations was $8.5 million for the first nine months of fiscal 2000 compared with $33.2 million for the first nine months of fiscal 1999. The fiscal 2000 use of $8.5 million was for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $1,047.4 million for the first nine months of fiscal 2000 compared with $58.6 million for the prior period. In March 2000, the Company completed a follow-on public offering of Celera Genomics Group Common Stock from which the Company realized net proceeds of $943.3 million. For the first nine months of fiscal 2000, the Company received $45.4 million in proceeds from employee stock option exercises compared with $54.7 million for fiscal 1999. Loans payable increased $76.3 million for the first nine months of fiscal 2000 compared with an increase of $34.7 million for the prior year. The first nine months of fiscal 1999 included a payment of $5.3 million for the retirement of foreign debt.

The Company's $100 million revolving credit agreement was replaced effective April 20, 2000 with a new $100 million revolving credit agreement with four banks that matures on April 20, 2005. Terms of this new revolving credit agreement are substantially similar to those of the previous credit agreement.

At March 31, 2000, PE had unused credit facilities, including the existing revolving credit agreement, totaling $275.4 million.

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

Outlook

PE Biosystems Group

The PE Biosystems group expects to continue to grow and maintain profitability for the balance of fiscal 2000 on the strength of robust demand and several new products. PE Biosystems should continue to benefit from its customers in basic medical research, pharmaceutical development, and applied markets for sophisticated, automated, and cost effective life science tools.

Sales of PE Biosystems' genetic analysis systems are increasingly moving beyond the basic research markets to a wider group of commercial customers and public agencies. The PE Biosystems group also should benefit from shipments of new high throughput screening products such as the FMAT(TM) 8100 HTS System, the NorthStar(TM) HTS Workstation, and the ABI Prism(TM) 6700 Automated Nucleic Acid Workstation. The group recently announced new products and initiatives in proteomics and a new genetic analyzer system, the ABI Prism 3100 that are expected to be important contributors during fiscal 2001.

On January 24, 2000, PE Corporation announced the signing of a definitive merger agreement under which the PE Biosystems group has agreed to acquire Third Wave Technologies, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is subject to customary closing conditions and regulatory approvals. The process of obtaining such approvals is taking longer than originally expected and, as a result, the parties have extended the termination date under the merger agreement. While this process is inherently uncertain, both parties are continuing to cooperate, and the Company currently contemplates that the transaction will close in the first quarter of fiscal 2001.

We remain concerned about adverse currency effects because approximately 50% of the PE Biosystems group's revenues were derived from regions outside the United States for fiscal 1999.

Celera Genomics Group

On March 20, 2000, the Celera Genomics group announced the signing of a definitive merger agreement under which Celera Genomics will acquire Paracel, Inc. in a stock-for-stock transaction. The transaction, which has been approved by the Boards of Directors of both companies, is structured as a tax-free reorganization and will be accounted for under the purchase method. All of the equity of Paracel will be exchanged for shares of Celera Genomics Group Common Stock having a market value at the effective time of the merger equal to $283 million, except that the number of shares issued

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


at closing will not be more than 2.26 million or less than 1.55 million. If the closing of the merger were to have occurred on May 8, 2000, each issued and outstanding share of Paracel common stock would have been exchanged for .2146 shares of Celera Genomics common stock, and the aggregate consideration paid to Paracel stockholders would have been less than $283 million. The transaction is subject to customary closing conditions and regulatory approvals. Paracel, Inc. is a leading producer of advanced genomic and text analysis technologies. Its products include a sequence comparison supercomputer (GeneMatcher(TM)), high-throughput sequence analysis and annotation software tools, and a text search supercomputer (TextFinder(TM)). Its customers include major pharmaceutical, biotechnology and genomic companies; research centers; and government institutions worldwide. Celera intends to utilize Paracel's technology and bioinformatic expertise to provide value added analytical and data mining tools needed by its customers as well as for Celera's internal gene discovery and annotation work.

The Celera Genomics group expects to see an expansion in the customer base for the new genomic information and database products, with corresponding increases in revenues throughout fiscal 2000. Recently, the Celera Genomics group entered into a five-year comprehensive genomics agreement with Takeda Chemical Industries, Ltd., the largest pharmaceutical company in Japan, which includes a subscription to five of Celera Genomics group's current databases. The agreement also includes access to the group's advanced bioinformatics tools and browsers. Celera also signed a research services agreement that allows ViaLactia, a subsidiary of the New Zealand Dairy Board, to search for genetic traits that could improve the quality of dairy products. All of these databases integrate the Celera Genomics group's proprietary information with publicly available sources. Despite the potential for increased revenues in fiscal 2000, the Celera Genomics group expects that it will continue to incur significant operating losses for such year.

Operating expenses will increase during the fourth quarter of the fiscal year as the Celera Genomics group continues to increase its sequencing throughput and installs additional hardware and software designed to accelerate product development and support for its information delivery systems. However, due to increased interest income related to the cash received in the secondary offering, the Celera Genomics group expects its fourth quarter pre-tax loss to be smaller than pre-tax losses recorded in the third quarter of fiscal 2000.

The Celera Genomics group recently completed the sequencing phase of one person's genome and has now begun to assemble the sequenced fragments of the genome into their proper order. In addition to assembly, the group is now focusing on annotating the sequence information and collecting additional data on genetic variations. The group has also begun the next phase of its information business, sequencing the mouse genome. The mouse is considered to be important to biomedical research as a model for studies of human biology and medicines.

The Company believes that the Celera Genomics group's existing cash and cash equivalents and the note and tax benefit receivables from the PE Biosystems group are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to the sequencing and assembly of the human genome and the development of informational products and services based on the resultant data. While the Company intends to use the net proceeds of the Celera Genomics

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Group Common Stock follow-on public offering primarily to fund the Celera Genomics group's new product and technology development activities in functional genomics, with an emphasis on proteomics, and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. Celera's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the PE Biosystems Group see "PE Biosystems Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 21 to 22 of this report. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Celera Genomics Group see "Celera Genomics Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 36 to 44 of this report.

                           PART II - OTHER INFORMATION


Item 5.  Other Information.

         Purported Class Action Litigation. As of May 12, 2000, PE Corporation and certain of its officers had been served in three virtually identical lawsuits purportedly on behalf of purchasers of Celera Genomics Group Common Stock in PE Corporation's offering of Celera Genomics Group Common Stock completed on March 6, 2000. These complaints generally allege that the prospectus used in connection with the offering contained inaccurate and misleading statements in violation of federal securities laws. The complaints seek unspecified damages, rescission, costs and expenses, and such other relief as the court deems proper. Although the Company is unable to predict the outcome of this or any litigation, the Company believes the asserted claims are without merit and intends to defend the actions vigorously.

         Insider Diversification Program. The Company intends to create an Insider Diversification Program to facilitate limited and orderly dispositions of Company stock by the Company's officers and directors. The Company believes such a program will provide several benefits, including the following: facilitating reasonable asset diversification for members of management, most of whom have accumulated stock over the years without significant sales, such that a substantial percentage of their net worth is currently tied up in Company stock and options; facilitating dispositions in a controlled and periodic manner through a trust mechanism which should not be disruptive to the market; placing the timing of sales with an independent trustee who would not have access to any non-public information concerning the Company; assuring that insiders have ample opportunity to exercise stock options prior to their expiration; and reducing the likelihood that valued members of management might otherwise be motivated to leave the Company in order to monetize their holdings and diversify their assets. The Insider Diversification Program will permit directors and officers to sell a specified portion of their stock and option holdings over a period of time (up to 5% per quarter or 20% per year) through a trust arrangement. The program does not change the Company's existing requirements that members of senior management maintain specified minimum holdings of Company stock. Under the terms of the Insider Diversification Program, sales will be made through an independent third party in accordance with the terms of the trust instrument. As of this date, the Company does not know how many of its directors and officers will elect to participate in this program.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

               10.1 PE Corporation 1993 Director Stock Purchase and Deferred Compensation Plan, as amended through March 17, 2000.

               27.    Financial Data Schedule.

         (b)  Reports on Form 8-K.

                      During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated February 18, 2000 and filed March 15, 2000 to report under Item 5 thereof the adjustment of the number of shares of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock, together with associated preferred stock purchase rights, registered with the Securities and Exchange Commission pursuant to its outstanding registration statements to reflect the recent two-for-one stock splits.

                      The Company also filed a Current Report on Form 8-K dated
               and filed March 20, 2000 to report under Item 5 thereof that the Company had entered into a definitive agreement to acquire Paracel, Inc.

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

                                             PE CORPORATION

                                             By: /s/ Dennis L. Winger
                                                 -------------------------------
                                                 Dennis L. Winger
                                                 Senior Vice President and Chief
                                                 Financial Officer


                                             By: /s/ Vikram Jog
                                                 -------------------------------
                                                   Vikram Jog
                                                   Corporate Controller (Chief
                                                   Accounting Officer)

Dated:  May 15, 2000

              Exhibit No.                                       Exhibit
              -----------                                       -------

                 10.1 PE Corporation 1993 Director Stock Purchase and Deferred Compensation Plan, as amended through March 17, 2000.

                  27.                        Financial Data Schedule.