Form 10-K
period 2000-06-30
PE CORP
filed 2000-09-28
CIK 77551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
               [ X ] Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the Fiscal Year Ended June 30, 2000

                                       OR
              [ ] Transition Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
            For the transition period from _________ to ____________

                          Commission File Number 1-4389

                              ---------------------
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

                              ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of each exchange
               Title of class                                  on which registered
----------------------------------------------     ---------------------------------------------
     PE Corporation - PE Biosystems Group                     New York Stock Exchange
     Common Stock (par value $0.01 per share)                    Pacific Exchange

     PE Corporation - Celera Genomics Group                   New York Stock Exchange
     Common Stock (par value $0.01 per share)                    Pacific Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of class
                                ----------------

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

                X  Yes                            _____ No
             ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 18, 2000, 209,420,304 shares of PE Corporation -- PE Biosystems Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was approximately $22,068,840,000. As of September 18, 2000, 60,236,861 shares of PE Corporation -- Celera Genomics Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was approximately $5,609,634,000.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Stockholders for Fiscal Year ended June 30, 2000 - Parts I, II, and IV. Proxy Statement for Annual Meeting of Stockholders dated September 8, 2000 - Part III.
================================================================================

                                     PART I

Item 1.                             BUSINESS

General Development of Business

         PE Corporation (hereinafter referred to as the "Company") was incorporated in 1998 under the laws of the State of Delaware. The Company conducts its business through two groups: the PE Biosystems Group (which, since July 2000 has conducted business under the name "Applied Biosystems") and the Celera Genomics Group. The Company maintains a corporate staff to provide accounting, tax, treasury, legal, and other internal services.

         The PE Biosystems Group manufactures and markets biochemical instrument systems and associated consumable products for life science research and related applications. The markets for the PE Biosystems Group's products span the spectrum of the life sciences industry, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use the PE Biosystems Group's products.

         The Celera Genomics Group is engaged principally in the generation, sale, and support of genomic information and enabling data management and analysis software. The Celera Genomics Group's customers use this information for commercial applications in the pharmaceutical and life sciences industries in the specific areas of target identification, drug discovery, and drug development. The Celera Genomics Group also provides gene discovery, genotyping, and related genomics services. The Celera Genomics Group has recently expanded its business into the emerging fields of functional genomics, particularly proteomics and personalized health/medicine.

         The Company is the successor to PE Corporation (NY), formerly "The Perkin-Elmer Corporation," which became a wholly-owned subsidiary of the Company as a result of a recapitalization of PE Corporation (NY) completed in May 1999. As part of the recapitalization, the Company established two classes of common stock that track the businesses of each of the PE Biosystems Group and the Celera Genomics Group (i.e., PE Corporation -- PE Biosystems Group Common Stock and PE Corporation -- Celera Genomics Group Common Stock).

         In May 1999, the Company sold its Analytical Instruments business to PerkinElmer, Inc. (formerly EG&G, Inc.) and as part of that transaction also sold the "Perkin-Elmer" name. The Company is seeking approval from its stockholders at its 2000 annual meeting to change its corporate name to "Applera Corporation," which the Company believes will better reference its consituent parts, and to formally change the name of the PE Biosystems Group to the "Applied Biosystems Group," which the Company believes is more closely associated with the business of the PE Biosystems Group than its current name.

         In June 2000, the Celera Genomics Group completed the acquisition of Paracel, Inc. ("Paracel"). Paracel is a leading producer of advanced genomic and text analysis supercomputing technology.

Financial Information About Industry Segments

         A summary of net revenues from external customers, operating income
(loss), and total assets attributable to each of the Company's industry segments for the fiscal years ended June 30, 1998, 1999, and 2000 is incorporated herein by reference to Note 6 on page 35, Note 6 on page 65, and Note 6 on pages 102-103 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Narrative Description of Business

         PE Biosystems Group (d/b/a Applied Biosystems)

         Overview. The PE Biosystems Group manufactures and markets biochemical instrument systems and associated consumable products for life science research and related applications. Its products are used in various applications including the synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other molecules of biological interest.

         The PE Biosystems Group currently consists of four business units and a shared service organization consisting of human resources, finance, sales, marketing, communications, manufacturing, legal, quality control, and advanced research. The business units that make up the PE Biosystems Group are: Molecular Biology (formerly Applied Biosystems), PerSeptive Biosystems, Informatics (formerly PE Informatics), and Tropix. Each business unit is responsible for the development and marketing of products within its particular area of business. The business units serve substantially the same customer base but have little overlap in their product offerings. As a result, the PE Biosystems Group is able to enhance the operating efficiency of these units through cross-selling and reduced administrative costs.

         Scientific Background. All living organisms contain four basic biomolecules: nucleic acids, which include DNA and RNA; proteins; carbohydrates; and lipids. Biomolecules are typically much larger and more complex than common molecules. These structural differences make the analysis of biomolecules significantly more complex than the analysis of smaller compounds. Although all of these biomolecules are critical for a cell to function normally, historically, key advances in therapeutics have come from an understanding of proteins or DNA. DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell. DNA molecules consist of long chains of chemical subunits, called nucleotides. There are four nucleotides -- adenine, cytosine, guanine, and thymine -- often abbreviated with their first letters A, C, G, and T. DNA molecules consist of two long chains of nucleotides bound together to form a double helix. Genes are individual segments of these DNA molecules that carry the specific information necessary to construct particular proteins. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in an organism, called the genome, may contain a wide range of nucleotides, including as few as 4 million nucleotides in the case of simple bacteria and 3.1 billion base pairs of nucleotides in the case of human beings.

         Principally driven by the "biotechnology revolution," and the increasing focus on DNA, researchers are developing a better understanding of DNA's role in human disease. An increased appreciation of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the genes that make up the human genome. The Company believes the best scientific evidence to date indicates that the number of genes in the human genome is between 50,000 and 80,000, although some have estimated the number to be as high as 150,000.

         Individual research efforts generally fall into two broad categories, sequencing and sizing. In sequencing procedures, the goal is to determine the exact order of the individual nucleotides in a DNA strand so that this information can be related to the genetic activity influenced by that piece of DNA. In DNA sizing, a particular fragment of a DNA molecule, isolated from a specific sample, is tested to determine whether it contains a particular category of size or nucleotide order. This testing is not performed to determine the complete structure of the segment, but rather is performed to determine if the particular piece is a certain length or contains a specific short sequence.

         The Company believes that genetic research will increase as companies in the pharmaceutical and biotechnology industries to accelerate their drug discovery and development efforts. These efforts are expected to create a demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories. The PE Biosystems Group's products address this demand by combining the detection capabilities of bioanalytical instruments with advances in automation.

         Molecular Biology (formerly Applied Biosystems). The Molecular Biology unit is the genetic analysis and genomics technology unit of the PE Biosystems Group. The Molecular Biology unit develops, markets, and services instrument systems for nucleic acid synthesis, Polymerase Chain Reaction ("PCR"), DNA sequencing, genetic analysis, and cellular detection. These products and services are used in both research and commercial applications for purifying, analyzing, synthesizing, sequencing, and amplifying genetic material.

         The products of the Molecular Biology unit can be broadly classified into the following categories:

         o PCR Products. PCR is a process in which a short strand of DNA is copied multiple times, or "amplified," so that it can be more readily detected and analyzed. The Molecular Biology unit's PCR amplification instruments, known as thermal cyclers, include 24, 48, and 96 sample amplification systems, several combination thermal cyclers and PCR detection systems, reagents, and software. The unit's dual 384-well sample thermal cycler is expected to complement the Model 3700 DNA Analyzer and fill a significant market need for laboratories conducting high volume genomic research.

              The Sequence Detection Systems product line, introduced in 1996, uses TaqMan(R) chemistry, a unique PCR technology designed by the Roche Group and developed by the Molecular Biology unit. TaqMan(R) chemistry detects the product of PCR amplification and quantifies the initial sample during the thermal cycling process. This product line, which includes the Model 7700, has been widely accepted in the pharmaceutical discovery research market. The newly introduced 6700 Automated Nucleic Acid Workstation automates nucleic acid preparation, including sample filtration and purification, assay plate set-up, and plate scaling. This instrument is designed to substantially decrease the labor and cost involved in preparing DNA for analysis.

         o Genetic Analysis. Genetic analysis uses electrophoresis to separate DNA molecules based on their differing lengths and the resulting differences in the speeds at which they will pass through a gel. The Molecular Biology unit's genetic analysis products generally perform both DNA sequencing and fragment analysis.

              DNA sequencing is used to determine the exact order of nucleotides in a strand of DNA. Typically, fluorescent tags are used to generate labeled products, with each of the four different nucleotides labeled with a different color. The labeled fragments are run through an electrophoresis gel and detected.

              DNA fragment analyzers are used to determine the size, quantity, or pattern of DNA fragments. Fragment analysis applications include gene mapping; forensic typing, using microsatellite markers, single-strand conformation polymorphism (SSCP) analysis screening for unknown mutations; and oligonucleotide ligation assays to detect known mutations.

              The Molecular Biology unit's DNA sequencing products include a sequencer with 96 capillaries (Model 3700), a recently introduced sequencer with 16 capillaries (Model 3100), a one capillary sequencer (Model 310), a slab-gel instrument expandable to 96 lanes (Model 377), sequencing reagents, and analysis software. These products are used to sequence DNA to provide an understanding of human and other genomes and to analyze DNA fragments for various applications, including human disease research, food contamination, and forensic analysis.

              The high throughput Model 3700 DNA Analyzer, which was introduced in the Company's 1999 fiscal year, is designed to enable applications requiring tens of thousands of samples produced weekly by combining proven capillary electrophoresis hardware and separation polymer chemistry with new detection technology and automation. This is an automated instrument which allows 24 hour unattended operation. The Model 3700 DNA Analyzer is the principal instrument used by the Celera Genomics Group. The Company believes the Model 3700 DNA Analyzer is also the principal instrument used by the Human Genome Project for its sequencing projects. The Model 3100, which was introduced in the Company's 2000 fiscal year and was designed for use by academic programs and commercial laboratories worldwide, incorporates the automated technology developed for these large-scale programs. The PE Biosystems Group's Model 377 DNA Sequencer accounted for 12.49%, 5.93%, and 3.1% of the Company's consolidated revenues in fiscal years 1998, 1999, and 2000, respectively. The Model 3700 accounted for 10.5% and 14.5% of the Company's consolidated revenues in fiscal years 1999 and 2000, respectively.

         o DNA Synthesis. DNA synthesizers produce synthetic DNA (oligonucleotides) for genetic analysis. The synthetic DNA is an essential reagent for PCR and DNA sequencing and is also used in drug discovery applications. The needs of multiple markets are met with several models of synthesizers and supporting reagents marketed by the Molecular Biology unit. The unit also provides custom synthesis, in which oligonucleotides are made to order and shipped to customers.

         o PNA. The Molecular Biology unit has a license, which is exclusive for certain applications, to manufacture and sell peptide nucleic acid ("PNA") for molecular biology research and various other applications. PNA is comprised of a sequence of nucleobases, but unlike DNA, PNA has a modified uncharged peptide-like "backbone." The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe. PNA may be used in many areas, including basic research, pharmaceutical discovery, diagnostic development, and food and environmental testing.

         o Applied Markets. The Molecular Biology unit has formed product development and marketing groups to develop products and services specially designed for specific markets. The focus of these groups is in the food and environmental testing and human identification (mainly forensic) markets.

              The Molecular Microbiology unit within the Molecular Biology unit is principally responsible for the development and marketing of technologies for bacterial and fungal detection, characterization, and identification. This unit has developed the MicroSeq 16S rDNA Bacterial Sequencing Kit to accurately identify microorganisms. TaqMan(R) Pathogen Detection Kits relying on Sequence Detection Systems instrument platforms are under development. These kits are being developed to rapidly detect bacterial contamination.

              The Human Identification unit within the Molecular Biology unit develops systems that are used by crime laboratories and other agencies to identify individuals based on their DNA. The Company believes these systems are most often used in cases of violent crime where DNA found at the crime scene is matched with DNA from suspects. The use of DNA in some criminal investigations may help solve the crimes and may reduce the cost of the investigation, and the Company believes there is a growing recognition of the validity of the use of DNA testing and DNA databases for this purpose. The systems are also used in the identification of human remains at disaster sites.

         o Human Diagnostics. The Molecular Biology unit has a license from the Roche Group to use PCR techniques in the development and marketing of products for human diagnostics. Products developed for human diagnostics fall into the following general categories: immunology; genetic disease carrier identification; infectious disease; and cancer. The PE Biosystems Group expects to develop tests based on this technology to support tissue typing (HLA) in bone marrow transplants and for HIV resistance diagnosis. Tests have also been developed for carrier identification for cystic fibrosis, fragile X syndrome, and loss of heterozygosity associated with specific forms of colorectal cancer.

         o Cellular Detection Systems. Through its strategic alliance with Becton, Dickinson and Company, the Molecular Biology unit is co-developing a fluorometric microvolume assay technology system ("FMAT"). This instrument system uses proprietary scanning technology to rapidly detect and measure fluorescence associated with objects as small as a single cell. This system is expected to satisfy market needs in pharmaceutical development for a cell-based, high throughput screening system.

         PerSeptive Biosystems. PerSeptive Biosystems develops, markets, and supports proprietary consumable products and instrument systems for the purification, analysis, and synthesis of proteins and related molecules. Proteins are the products of genes and, after expression and modification, are the key drivers and mediators of cellular function and biological system activity. The understanding and treatment of disease today involves the study of proteins and frequently involves the measurement of a drug's binding to specific proteins in the body. PerSeptive Biosystems products are designed for use in the life science markets to reduce the time and cost required for the discovery, development, and manufacture of pharmaceutical products.

         PerSeptive Biosystems products can be broadly classified into the following categories:

         o Mass Spectrometry. PerSeptive Biosystems mass spectrometry products are used for the analysis of both large molecules such as proteins and small molecules including those that might be used as drugs. These systems may be sold and used on a stand-alone basis or coupled with a liquid chromatograph ("LC/MS"). LC/MS systems are able to separate and analyze the components of complex mixtures. All mass spectrometry systems include an ionization source which creates charged molecules and a mass separation/detection component which separates these charged molecules on the basis of their mass, and detects their presence.

              Until recently, mass spectrometry was not very useful for the analysis of large molecules of biological importance such as proteins because the classical methods for creating ions caused these complex molecules to disintegrate into many small pieces. This process resulted in the destruction of the information about the original large molecule. The mass separation component was also problematic because it was not possible to distinguish between large molecules of nearly the same mass. The PE Biosystems Group believes that its delayed extraction technology used in its Matrix-Assisted, Laser Desorption Ionization Time-of-flight ("MALDI-TOF") mass spectrometer overcomes those deficiencies for the analysis of proteins and many other large molecules of biological importance. This technology, along with planned future enhancements, is expected to satisfy market needs in the emerging field of proteomics by providing high throughput systems for the identification and characterization of proteins.

              Since MALDI-TOF instruments are not directly coupled to separation devices, mixtures are often separated, purified, and collected before analysis. This process can be accomplished with PerSeptive Biosystems purification products such as the VISION(TM) Workstation, an integrated separation device which provides rapid separation of proteins or other large molecules.

              Mass spectrometry systems are also used to identify and quantify smaller molecules and are especially important for the measurement of drugs and their metabolites, which are compounds resulting from the body's acting upon the drug, in bodily fluids such as blood or urine. This information is required by the U.S. Food and Drug

              Administration and other regulatory agencies for the approval of drugs. This application is very demanding because the amounts of the drugs and their metabolites are very low and the mixtures are very complex. In order to analyze this mixture, scientists use LC/MS/MS systems, which consist of high pressure liquid chromatography ("HPLC") devices which separate the components of the mixture, usually an extract of blood or urine, and which are coupled directly to tandem mass spectrometry systems. For this application, it is important to achieve as much sensitivity and specificity as possible. This can be done with components which have been developed and refined by Applied Biosystems/MDS SCIEX Instruments (formerly Perkin-Elmer/SCIEX Instruments and PE SCIEX Instruments), a joint venture between the Company and MDS Inc. of Canada (formerly MDS Health Group Limited of Canada) through which the Company manufactures and sells certain of its mass spectrometry instrument systems. Applied Biosystems/MDS SCIEX Instruments has developed the MS/MS technologies which create the sensitivity and specificity required for this demanding application. Under the terms of the joint venture agreement with MDS Inc., the PE Biosystems Group has the exclusive worldwide distribution rights to the LC/MS products manufactured for the joint venture by the MDS SCIEX Division of MDS Inc.

         o Purification. As the human genome is sequenced and becomes known, the information obtained is expected to be used to study proteins, which are expressed by genes. Consequently, tens of thousands of proteins will need to be purified and characterized because many of these proteins may be used as drug targets or as therapeutics. PerSeptive Biosystems believes that its purification products in general can be incorporated readily into the development process of pharmaceutical products and offer productivity advantages, enabled by high throughput separation, over conventional counterparts.

              PerSeptive Biosystems' patented Perfusion Chromatography(R) technology uses proprietary flow-through particles and BioCad(R) Chromatography workstations to reduce the time necessary for the purification and analysis of biomolecules. This technology separates biomolecules 10 to 100 times faster than conventional liquid chromatography or HPLC without compromising resolution or capacity. The PerSeptive Biosystems Vision(TM) Workstation is believed to be the first robotic-equipped HPLC platform introduced to the life science markets that allows for the separation of proteins followed by analysis of the fractions collected in an unattended operation. Together, the automated platform and flow-through particles are designed to increase throughput and efficiency for the purification of biomolecules.

         o Protein Sequencing and Synthesis. Protein sequencers provide information about the sequence of amino acids that make up a given protein by chemically disassembling the protein and analyzing the amino acids. The PerSeptive Biosystems Procise(R) Protein Sequencing system uses Edman protein sequencing chemistry to sequence a peptide (the building blocks of proteins), one amino acid at a time, and in turn to identify or characterize the protein that contains the peptide.

              Synthetically produced peptides are used in understanding antibody reactions and as potential drugs or drug analogs. The PerSeptive Biosystems Pioneer(TM) and 433A

              Peptide Synthesis systems are designed for the high throughput and quality synthesis of peptides, peptide analogs, and small proteins. PerSeptive Biosystems also manufactures and sells proprietary synthesis reagents and fine chemicals for use with these and other products.

         Informatics. The Informatics unit of Applied Biosystems develops, markets, and distributes software and services to integrate and automate life sciences research. The unit also provides software for Applied Biosystems instruments systems.

         The science of informatics seeks to blend biology and computing to transform massive amounts of data into useful information. The Informatics unit's customers are typically involved in gene mapping, drug discovery and development, and molecular diagnostics. They use the Informatics unit's various software products for laboratory information management, sample tracking, data collection, analysis, and data mining. Laboratories seeking greater automation and integration of lab processes use the Informatics unit's Rapid Integration Solutions to streamline and speed their genomics, proteomics, expression, and high-throughput screening activities.

         Tropix. Tropix develops, manufactures, and markets chemiluminescent substrates and related products for the life science markets. Chemiluminescence is the conversion of chemical energy stored within a molecule into light. Chemiluminescent substrates are substances that emit light in the presence of another target substance that is tagged with an enzyme. Chemiluminescent technology is used in life science research and commercial applications including drug discovery and development, clinical diagnostics, gene function study, molecular biology, and immunology research. Tropix also licenses its technology to companies selling bioanalytical and clinical diagnostic tests.

         Tropix's products include reagents and chemiluminescent plate readers which measure light emitted by a sample. Tropix also operates a facility devoted to drug discovery services for the pharmaceutical, biotechnology, and agricultural markets. The services offered by this facility include custom assay development using proprietary technologies and high throughput drug screening with a capacity of 100,000 to approximately 400,000 tests per day.

         Marketing and Distribution. The markets for the PE Biosystems Group's products and services span the spectrum of the life sciences industry, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use the PE Biosystems Group's products. Each of these markets has unique requirements and expectations that the PE Biosystems Group seeks to address in its product offerings. The PE Biosystems Group's customers are continually searching for processes and systems that can perform tests faster, more efficiently, and at lower costs. The PE Biosystems Group believes that its focus on automated and high throughput systems enables it to respond to this need.

         The size and growth of the PE Biosystems Group's markets are influenced by a number of factors, including:

         o    technological innovation in bioanalytical practice;

         o government funding for basic and disease-related research, such as in heart disease, AIDS, and cancer;

         o    application of biotechnology in basic agricultural processes;

         o increased awareness of biological contamination in food and the environment; and

         o research and development spending by biotechnology and pharmaceutical companies.

         In the United States, the PE Biosystems Group markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by the PE Biosystems Group's foreign-based sales and service staff, but are also made directly from the United States to foreign customers in some cases. In some foreign countries, sales are made through various representative and distributorship arrangements. The PE Biosystems Group owns or leases sales and service offices in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of the PE Biosystems Group's products are distributed through retail outlets.

         Raw Materials. There are no specialized raw materials that are particularly essential to the operation of the PE Biosystems Group's business. The PE Biosystems Group's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. The PE Biosystems Group has multiple commercial sources for most components and supplies, but it is dependent on single sources for a limited number of such items, in which case the PE Biosystems Group normally secures long-term supply contracts. In some cases, if a supplier discontinues a product, it could temporarily interrupt the business of the PE Biosystems Group.

         Patents, Licenses, and Franchises. The PE Biosystems Group's products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by the PE Biosystems Group, and others are owned by third parties and used by the PE Biosystems Group under license. The PE Biosystems Group has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated into the PE Biosystems Group's products or that fall within its fields of interest. The PE
Biosystems Group's business depends on its ability to continue developing new technologies which can be patented, or licensing new technologies from third parties that own patents in such technologies. The rights that the PE Biosystems Group considers important to its current business include the following:

         o The PE Biosystems Group has rights to PCR technology under a series of agreements with the Roche Group, which owns the patents covering the PCR process. The first of these patents expires in 2004. In July 2000, the PE Biosystems Group and the Roche Group agreed to expand the markets each company serves with products incorporating PCR. This new arrangement will allow both companies to develop and market products for all potential uses of PCR. Additionally, the PE

              Biosystems Group will continue to distribute products the Roche Group manufactures for research and non-diagnostic applications.

         o The PE Biosystems Group also licenses rights under certain patents assigned to the California Institute of Technology relating to DNA sequencing. These patents expire between 2006 and 2015.

         o The PE Biosystems Group also licenses rights under certain patents assigned to the University of Colorado relating to oligonucleotide synthesis. These patents expire between 2000 and 2007.

         From time to time, the PE Biosystems Group has asserted that various competitors and others are infringing its patents; and similarly, from time to time, others have asserted that the PE Biosystems Group was or is infringing patents owned by them. (See Item 3, Legal Proceedings, on pp. 24-25 of this Annual Report on Form 10-K.) These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to the PE Biosystems Group. However, the Company cannot make any assurances as to the outcome of any pending or future claims.

         The PE Biosystems Group has established a licensing program that provides industry access to certain of its intellectual property.

         Backlog. The PE Biosystems Group's total recorded backlog at June 30, 1999 was $186.3 million, which included $23.3 million of orders from the Celera Genomics Group. The PE Biosystems Group's total recorded backlog at June 30, 2000 was $220.9 million, which included $25.8 million of orders from the Celera Genomics Group. It is the PE Biosystems Group's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2001.

         Competition. The markets in which the PE Biosystems Group operates are highly competitive and are characterized by the application of advanced technology. A number of the PE Biosystems Group's competitors are well known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which the PE Biosystems Group is engaged.

         The PE Biosystems Group's principal competition comes from specialized manufacturers that have strengths in narrow segments of the life science markets. The PE Biosystems Group competes principally in terms of the breadth and quality of its product offerings, and its service and distribution capabilities. While the absence of reliable statistics makes it difficult to determine the PE Biosystems Group's relative market position in its industry segment, the PE Biosystems Group believes it is one of the principal suppliers in its fields, marketing a broad line of instruments and life science systems.

         Research, Development, and Engineering. The PE Biosystems Group is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. Research, development, and engineering expenditures for the PE Biosystems Group totaled $109.9 million in fiscal 1998,

$143.6 million in fiscal 1999, and $150.6 million in fiscal 2000. The Company spent $120.2 million in fiscal 1998, $189.3 million in fiscal 1999, and $284.2 million in fiscal 2000 on company-sponsored research, development, and engineering activities.

         The PE Biosystems Group's new products generally originate from four sources: internal research and development programs; external collaborative efforts with technology companies and individuals in academic institutions; devices or techniques that are generated in customers' laboratories; and business and technology acquisitions.

         Research and development projects at the PE Biosystems Group include the development of improved electrophoresis techniques for DNA analysis, real-time PCR for nucleic acid quantification, innovative approaches to cellular analysis, sample preparation, information technologies, and mass spectrometry.

         Environmental Matters. The PE Biosystems Group is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where the PE Biosystems Group operates or maintains facilities. The PE Biosystems Group does not believe that any liability arising under, or compliance with, environmental laws or regulations will have any material effect on its business, and no material capital expenditures are expected for environmental control.

         Employees. As of June 30, 2000, the PE Biosystems Group employed approximately 4,036 persons worldwide. This number does not include the Company's corporate staff which provides accounting, tax, treasury, legal, and other internal services for the PE Biosystems Group. As of June 30, 2000, the Company had 148 corporate staff employees. None of the PE Biosystems Group's United States employees and none of the Company's corporate staff employees are subject to collective bargaining agreements, and the Company generally considers its relations with its employees to be good.

         Celera Genomics Group

         Overview. The Celera Genomics Group is engaged principally in the generation, sale, and support of genomic information and enabling data management and analysis software. The Celera Genomics Group's customers use this information for commercial applications in the pharmaceutical and life sciences industries in the specific areas of target identification, drug discovery, and drug development. The Celera Genomics Group also provides gene discovery, genotyping, and related genomics services. The Celera Genomics Group has recently expanded its business into the emerging fields of functional genomics, particularly proteomics and personalized health/medicine.

         The Company and Dr. J. Craig Venter, a leading genomic scientist and founder of The Institute for Genomic Research ("TIGR"), formed the Celera Genomics Group business for the purpose of generating and commercializing genomic, proteomic, and related biological and medical information to accelerate the understanding of biological processes and to assist pharmaceutical, biotechnology, and life science research entities in areas of research including:

         o    new drugs and improved drug development processes;

         o    novel genes and factors that regulate and control gene expression;

         o    understanding basic biological processes;

         o interrelationships between genetic variability, disease, and drug response; and

         o    personalized health/medicine.

         A key component of the Celera Genomics Group's business strategy is its Celera Discovery System(TM). The Celera Discovery System is an online system through which customers can access the Celera Genomics Group's genomic and related biological information. The Celera Genomics Group is developing the Celera Discovery System into an integrated information and discovery system which is expected to include the most comprehensive and integrated databases of genomic and related biological and medical information available. The Celera Discovery System contains proprietary information from both the Celera Genomics Group and external sources. Also, the Celera Genomics Group has developed, and expects to continue developing, software tools that enable users to view, browse, and analyze data available through the Celera Discovery System in an integrated way to facilitate discovery.

         The Celera Genomics Group intends to supplement the base-level human genome sequence data it generates with other information to increase the value of its Celera Discovery System. This additional information may include comparative genomic information and associated tissue-specific gene and protein expression profiles from human and other model organisms. Comparative genomic information from model organisms, such as Drosophila (fruit fly) and mouse, are often used as a mechanism to better analyze specific areas of the genome and develop the interrelationships of the genetic code to disease and drug response. This information, which facilitates a better understanding of how genes are controlled by regulatory elements, is expected to have significant implications for therapeutic development and gene therapy. The Celera Genomics Group anticipates that its Celera Discovery System will become a resource for a wide range of customers, including companies in the pharmaceutical and biotechnology industries, academic and research institutions, and ultimately physicians and individuals.

         The Celera Genomics Group's approach to genomics and scientific progress to date. Since the early 1990's, with the commencement of the Human Genome Project, scientists have generally believed that technology would limit the pace at which the entire human genome might be sequenced. The combination of the PE Biosystems Group's higher-throughput sequencing equipment and the advanced sequencing strategy techniques developed by Dr. Venter and his scientific team at TIGR resulted in the Celera Genomics Group's announcement in June 2000 that the Celera Genomics Group had completed the sequencing and first assembly of the human genome. The Celera Genomics Group started sequencing the human genome in September 1999. This sequencing began after the completion of the sequencing of Drosophila, Celera's first sequencing project, carried out in cooperation with the Berkeley Drosophila Genome Project ("BDGP"). Drosophila was chosen because it is an important organism for biomedical and agricultural research, and because it is believed that its large and complex nature would demonstrate the operational capability of the Celera Genomics Group's facilities and the efficacy of the whole genome shotgun technique in deciphering other large and complex genomes like the human genome. Upon completion of the sequencing of the Drosophila genome, the Celera Genomics Group undertook the task of using its computational approach to assemble the genome into its proper order. The Celera Genomics Group has completed its sequencing and assembly efforts, and the results, together with further in depth analysis, were published with the BDGP in the spring of 2000.

         In sequencing and completing the first assembly of the human genome, the Celera Genomics Group has used an approach similar to the approach used to sequence and assemble the Drosophila genome. The Celera Genomics Group has used a combination of public and proprietary data to build the assembled human genome. The Celera Genomics Group's customers have started to receive versions of the assembly that continue to be upgraded.

         The Celera Genomics Group believes that its shotgun sequencing strategy has accelerated the discovery of new genes and has generated genomic information that has not yet been the focus of research. This information includes rarely expressed genes, the proteins for which they code, and other factors, such as regulatory regions, that control gene expression. This data is forming the basis of the Celera Genomics Group's human genome database. Information from this database is being delivered regularly to customers through the Celera Discovery System.

         The Celera Genomics Group expects to release a detailed ordered consensus human genome assembly in a scientific publication. The data that the Celera Genomics Group releases to non-commercial entities will be available, in a searchable format, via its web site. The ultimate form of data release will be affected by, among other things, the evolution of intellectual property law and the Celera Genomics Group's assessment of the likelihood that other organizations may seek to obtain the Celera Genomics Group's data and resell it to their own customers in competition with the Celera Genomics Group. The Celera Genomics Group believes that current efforts by some companies to obtain data made publicly available for the purpose of private resale may continue, and that the need to protect the value of its information while carrying out its intention to share this data with the research community will affect its data disclosure strategy.

         The Celera Genomics Group believes that disclosing consensus assembled sequence data to non-commercial entities will not affect the value of its information products and services to customers. The Celera Genomics Group also believes that disclosing this data in this manner will establish the Celera Genomics Group's data as the genome reference standard and will encourage researchers to use its data and ultimately become customers of the Celera Genomics Group. The Celera Genomics Group will make available to its customers, on a subscription basis, extensive integrated genomic information systems, including proprietary, public, and third party annotations; polymorphism information; comparative genomics information; protein expression information; search tools and algorithms; and assay and other services.

         Commercial Applications; Products and Services. The Celera Genomics Group expects that the use of the information it develops and the discoveries it makes will help transform life sciences research by increasing the understanding of biological processes, thus enabling scientists to accelerate the discovery and development process. The Celera Genomics Group also believes that this information will ultimately facilitate the development of individual genetic profiles that will be used for personal health planning by the medical and consumer markets. The commercial markets that the Celera Genomics Group believes will benefit from its information include pharmaceutical drug discovery and development, medical, and consumer markets.

         The Celera Genomics Group expects that its primary revenue sources will come from selling access to its information through subscriptions, collaborative services, and licensing its intellectual property. For certain information products, the Celera Genomics Group does not expect to seek ownership of intellectual property developed by its customers on such use. For these products, this policy should promote use of its information by a wide variety of users and will distinguish the Celera Genomics Group from other genomics companies that seek intellectual property rights in their customers' discoveries based solely upon access to those companies' database information.

         The structure of customer subscriptions, including the databases to be offered, functionality of the system, the access fees to be charged, the intellectual property terms, and the nature of any services provided to customers, will vary according to customer requirements and are expected to change over time.

         The Celera Genomics Group is currently offering, or plans to offer, the following products and services:

         o Information products. The Celera Genomics Group intends to build the Celera Discovery System into a comprehensive online information and discovery system that provides subscribers with access over the Internet to the following information and services:

              - a set of evolving, integrated databases comprised of both genome and functional genomics information;

              - a comprehensive set of bioinformatics tools that allow users to search, browse, visualize, and analyze information and information relationships;

              - the ability to integrate internal (customer) and external data sources into the overall system; and

              - the capability to perform comparative analysis with other genomes, including those of Drosophila and mouse, to permit researchers to better understand gene function and the ways in which genes and proteins operate within cells.

              The Celera Genomics Group is currently offering, or plans to offer, the following genome and functional database options as part of the Celera Discovery System:

                Genome Databases

              - Drosophila Genome Reference Database. The first complete sequence of available data generated by the Celera Genomics Group's sequencing activity is the Drosophila genome. Scientists have widely studied Drosophila, which has been shown to share similar genes with humans. This genomic information will allow comparisons of both sequences and genes for the drug discovery process. The content of the Drosophila database includes DNA sequence information generated by the Celera Genomics Group or obtained from public sources and assemblies of the genome generated by the Celera Genomics Group. Over time, the Celera Genomics Group intends to supplement this data with data obtained from other accessible resources. The database is expected to include, at a minimum, the following annotations: DNA and protein matches, gene predictions, predicted gene function, identified protein domains, expressed sequence tag ("EST") matches, and marker locations on chromosome maps.

              - Human Gene Index. The Celera Genomics Group expects that this database will represent the most current view available of the set of human genes. It will be the extension of the TIGR Human Gene Index, which has been licensed to the Celera Genomics Group on a non-exclusive basis. The database will be derived from transcripts derived from genomic sequences, assemblies of ESTs and related data used to develop the ESTs. This database is expected to contain an extensive network of links to other sources of biological information, including information from mapping data, genomic sequences, expression data, and the Human Genome Project's databases.

              - Human Genome Database. The Celera Genomics Group believes this information base will be a foundation for developing an information and discovery source that ultimately links genomic data to relevant biological and medical information. The Human Genome Database, which will also incorporate data from third party sources, is expected to include types of annotations which are similar to those of the Drosophila genome.

              - Mouse Genome Reference Database. The Celera Genomics Group has
                begun sequencing the mouse genome and expects to complete its work by the end of calendar 2000. The Celera Genomics Group believes that the mouse is an important model organism for studying gene function, having been the subject of extensive genetic studies. In addition, mice are available with specific genes disabled, allowing further functional characterization. These genes can be correlated with their human counterparts and thus can be used to study human health. The Mouse Genome Reference Database is expected to contain types of annotations which are similar to those of the human and Drosophila genomes. In addition, the mouse and human genomes are expected to be overlaid to allow comparative studies of their respective structures, the functions of their genes, and their common regulatory mechanisms.

                Functional Genomics Databases

              - Gene Expression Databases. The Celera Genomics Group expects to provide databases consisting of human and animal gene expression information to provide rapid, in-depth analysis of where genes are expressed and in what quantities.

              - Human Protein Database. The Celera Genomics Group plans for this database to represent the most comprehensive view of protein expression in humans. The Celera Genomics Group believes this information will become a foundation of protein reference information to which comparative studies in various disease states and aging studies can be compared. This data is expected to be correlated to provide an enhanced understanding of key biological processes, from gene to function.

              - SNP Database. The Celera Genomics Group believes that as it continues to sequence the DNA from multiple individuals it will likely discover millions of single nucleotide polymorphism ("SNP") sites. SNP sites are locations on the genome where variations in genetic sequence can occur and which may lead to the development of certain diseases or influence the effect of a drug on a patient. Scientists believe that polymorphism information is important in understanding the relationship of genetic factors to disease and how and why certain patients react favorably to certain drugs while others do not. Because the identification of polymorphic sites is very difficult using current methods and few polymorphic discovery programs exist, the Celera Genomics Group believes that the SNPs it discovers will add considerable value to its integrated information system.

              - Genotype/Phenotype Database. The Celera Genomics Group expects to develop an information database that links SNP information to phenotype information. The Celera Genomics Group believes this database will be a key asset for both therapeutic development and medical and diagnostic applications and will enable personalized health planning.

         o Personalized Health/Medicine. The Celera Genomics Group expects that genomic and proteomic information will be used to develop molecular diagnostic tests to better classify diseases and to identify the genetic make-up of individuals. These diagnostic tests are expected to contribute to a more personalized approach to medicine. For example, there are many types of cancer that have similar disease manifestations. Because these disease manifestations may be similar between one type of cancer and another, it may be important to differentiate between the actual type of disease rather than just the disease manifestations in prescribing an effective treatment. It is believed that, rather than prescribing a drug based solely on disease manifestations, physicians will be able to use a molecular diagnostic test to help select the most effective drug with fewer negative side effects. As a result, this approach should benefit the patient with more customized care, reduced illness length, and ultimately, better treatment results.

              It is believed that the genetic profile information that the Celera Genomics Group intends to develop will provide a key basis for interactions and transactions among consumers, physicians, and solution providers. Consumer controlled access to this information by physicians and solution providers should enable more effective and efficient application of health solutions that may ultimately result in reduced health care costs. Further, the Celera Genomics Group anticipates that the aggregation of the identified genetic profiles will provide pharmaceutical and biotechnology companies with a rich demographic database to enhance the research process. The Celera Genomics Group intends to make this information available to these communities under various conditions that will provide revenues to the Celera Genomics Group.

         o Value Added Programs. The Celera Genomics Group believes that its investment in staff and technology and its integrated information systems should permit it to expand its business into providing value added programs. These additional areas may include licensing of proprietary intellectual property rights from its own discovery efforts and collaborative endeavors, and establishment of collaborative relationships to develop information related to specific customer needs.

              The Celera Genomics Group intends to conduct its own discovery initiatives as part of its analysis of genomic and functional genomic information generated through its efforts. The Celera Genomics Group currently intends to pursue intellectual property protection on such discoveries. If the Celera Genomics Group is successful in making novel discoveries and generally establishing intellectual property rights, it expects to license most of its discoveries broadly.

              The Celera Genomics Group may also enter into other collaborative arrangements with customers to develop information specific to a particular customer's interest. Such arrangements could involve an extensive population genetics study on behalf of a pharmaceutical company or the sequencing of certain plant, animal, or insect genomes on behalf of customers. In addition, customers may build proprietary gene expression databases through such collaborative arrangements. These arrangements may also include providing customers biological materials, such as full length cDNA clones, and sequencing clones of novel genes. The Celera Genomics Group anticipates that the terms of these collaborative arrangements will generally provide that the Celera Genomics Group will receive some combination of up-front license fees, research fees, royalty payments, and milestone payments. In addition, the intention of such collaborations will be to incorporate information generated during the research into the Celera Genomics Group's databases.

              The Celera Genomics Group is currently offering, or plans to offer, the following programs:

              - Genome Services. The Celera Genomics Group offers programs to sequence and assemble genomes and discover novel genes of interest, and also offers full length cloning and gene expression services.

              - Protein Expression Services and Analysis. The proposed
                development of a high throughput facility for protein expression is intended to provide the capability to perform specific research programs for customers wanting to compare the Celera Genomics Group's reference information to specific development projects. The Celera Genomics Group intends to create comprehensive analysis capabilities for proteins. These capabilities will be utilized within customer programs and the Celera Genomics Group intends to analyze the protein reference information as it is generated to identify and seek intellectual property protection on diagnostic markers, novel genes, and therapeutic proteins.

              - Human Polymorphism Services and Analysis. The Celera Genomics
                Group intends to use the information it creates on polymorphisms combined with high throughput genotyping technology to provide services to detect and analyze individual genome profiles. The Celera Genomics Group has the capability of performing high throughput sequencing of specific genes or genomic regions across populations of interest.

              - Informatics Services. The Celera Genomics Group believes that the quantity of genomics and related data and the application of sophisticated bioinformatics tools will drive users of this information to require knowledge management, computing, and storage solutions. The Celera Genomics Group, with its strategic partners, is expected to be in a unique position to supply customized combinations of bioinformatics tools and computer bandwidth to users of its information.

         Intellectual Property. Through its internal research programs and collaborative programs, the Celera Genomics Group anticipates that it will develop an ever-increasing portfolio of intellectual property. The Celera Genomics Group intends to license such intellectual property to customers for some combination of license fees, milestone payments, and royalty payments.

         Raw Materials. The Celera Genomics Group's operations require a variety of raw materials, such as chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. The Celera Genomics Group depends on the PE Biosystems Group for several critical materials, including reagents and capillary arrays, required for sequencing. For certain of these materials, the PE Biosystems Group is the sole supplier, and for other materials the Celera Genomics Group believes that the PE Biosystems Group provides the highest quality materials available. Any interruption in the availability of these materials could adversely affect and, in some cases, shut down sequencing operations.

         Patents, Licenses, and Franchises. The Celera Genomics Group's business and competitive position are dependent, in part, upon its ability to protect its database information, its proprietary gene sequence methods, its software technology, and the novel genes it identifies. The Celera Genomics Group's commercial success will be affected by, but is not directly dependent on, the ability to obtain patent protection on genes, polymorphisms, and proteins discovered by it and/or by the Celera Genomics Group's customers on their own behalf and by collaborators. The Celera Genomics Group plans to seek intellectual property protection, including copyright protection, for the Celera Discovery System, including its content, and the software and methods it creates to manage, store, analyze, and search novel information.

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

         The Celera Genomics Group will use a combination of strategies in order to protect its intellectual property assets involving SNP discovery, validation, and functional characteristics of genes, proteins, and SNPs. The Celera Genomics Group recognizes that many of the intellectual property laws are directly suitable for application to SNP discoveries while other protections may not be available or extend to cover SNP-based discoveries.

         During the sequencing and early assembly phases of the human genome, the Celera Genomics Group intends to maintain proprietary protection of its SNP discoveries using a combination of confidential treatment of, and control of access to, the information, as well as by seeking patent protection where appropriate. During later stages of assembly and gene annotation, the Celera Genomics Group may seek broader patent protections of its discoveries. Such an approach will be utilized to establish commercial applications and patentable utility for such SNP discoveries.

         The granting of patents on genomic discoveries is uncertain worldwide and is currently under review and revision in many countries. Moreover, publication of information concerning partial gene sequences prior to the time that the Celera Genomics Group applies for patent protection based on the full-length gene sequences or different partial gene sequences in the same gene may affect the Celera Genomics Group's ability to obtain patent protection. Certain court decisions suggest that disclosure to the applicable agency of a partial sequence may not be sufficient to support the patentability of a full-length sequence and that patent claims to a partial sequence may not cover a full-length sequence inclusive of that partial sequence. Currently, the U.S. Patent and Trademark Office requires an adequate disclosure of a specific and substantial utility, such as gene function, in order to support the patentability of a gene sequence.

         In January 1997, TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences assembled from ESTs available in publicly accessible databases or sequenced at TIGR. The National Human Genome Research Institute also plans to release sequence information to the public. Such disclosures might limit the scope of the Celera Genomics Group's claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics Group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurances that such publication has not affected and will not affect the ability to obtain patent protection.

         The Celera Genomics Group can not ensure that any changes to, or interpretations of, the patent laws will not adversely affect its patent position. The Celera Genomics Group anticipates that there may be significant litigation in the industry regarding genomic patent and other intellectual property rights. If the Celera Genomics Group becomes involved in such litigation, it could consume a substantial portion of the Celera Genomics Group's resources, and the Celera Genomics Group may not ultimately prevail. If the Celera Genomics Group does not prevail in a patent litigation dispute, it may be required to pay damages or royalties or to take measures to avoid any future infringement, or the Celera Genomics Group may not be able to stop a competitor from making, using, or selling similar products or technology.

         The Celera Genomics Group also intends to rely on trade secret protection for its confidential and proprietary information. The Celera Genomics Group believes it has developed proprietary procedures for sequencing and analyzing genes and for assembling the genes in their naturally occurring order. In addition, the Celera Genomics Group believes it has developed novel methods for searching and identifying particularly important regions of genetic information or whole genes of interest. The Celera Genomics Group currently protects these methods and procedures as trade secrets and has sought patent protection for some of the proprietary methods.

         The Celera Genomics Group has taken security measures to protect its databases concerning genes identified by it, including entering into confidentiality agreements with employees and academic collaborators who are provided or have access to confidential or proprietary information. The Celera Genomics Group continues to explore ways to further enhance the security for its data, including copyright protection for its databases.

         Backlog. The Celera Genmoics Group's total recorded backlog at June 30, 1999, was $13.9 million. The Celera Genomics Group's total recorded backlog at June 30, 2000, was $24.3 million. It is the Celera Genomics Group's general policy to include in backlog only purchase orders that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2001.

         Competition. The Celera Genomics Group's principal competitors are those public and private entities that are currently involved, or intend to become involved, in providing genomic sequences, polymorphism information, gene expression, protein expression, and related analysis capabilities in such areas as genetic variability and drug target discovery. The Celera Genomics Group's market and financial success will be dependent, in large part, upon its ability to maintain a competitive position in each of these areas. Entities with which the Celera Genomics Group is directly competing in certain markets include Curagen Corporation, Gene Logic Inc., Genset, Incyte Genetics, Inc., Affymetrix, Inc., Millennium Pharmaceuticals, Inc., Genaissance Pharmaceuticals, Inc., Orchid Biosciences, Inc., Oxford GlycoSciences Plc, and the SNP Consortium. The SNP Consortium is a non-profit collaboration that was established in April 1999 and is supported by a group of ten major pharmaceutical companies, the Wellcome Trust, International Business Machines Corporation, and Motorola, Inc. There are also several small public and private companies with which the Celera Genomics Group will indirectly compete in particular lines of business, such as in gene discovery and the development of drug targets. In addition, some of the Celera Genomics Group's potential customers, such as pharmaceutical companies, may choose to develop technologies and information similar to those offered by the Celera Genomics Group. Also, a customer may use the Celera Genomics Group's services to develop products that compete with products separately developed by the Celera Genomics Group or its other customers. Finally, new technologies that improve the gene analysis and discovery process may emerge over time and could compete with those being developed by the Celera Genomics Group, or otherwise affect its business strategy.

         Research and Development. The Celera Genomics Group is actively engaged in basic and applied research and development programs designed to develop new products. Research and development expenditures for the Celera Genomics Group totaled $10.3 million in fiscal 1998, $48.4 million in fiscal 1999, and $167.8 million in fiscal 2000. The Company spent $120.2 million in fiscal 1998, $189.3 million in fiscal 1999, and $284.2 million in fiscal 2000 on company-sponsored research, development, and engineering activities.

         The Celera Genomics Group's new products are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

         Environmental Matters. The Celera Genomics Group is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where the Celera Genomics Group operates or maintains facilities. The Celera Genomics Group does not believe that any liability arising under, or compliance with, environmental laws or regulations will have any material effect on its business, and no material capital expenditures are expected for environmental control.

         Employees. The Celera Genomics Group had approximately 684 employees as of June 30, 2000. This number does not include the Company's corporate staff which provides accounting, tax, treasury, legal, and other internal services for the Celera Genomics Group. As of June 30, 2000, the Company had 148 corporate staff employees. The Celera Genomics Group's employees and the Company's corporate staff employees are not subject to collective bargaining agreements, and the Company generally considers its relations with its employees to be good.

 Financial Information About Geographic Areas

         A summary of net revenues from external customers and long-lived assets attributed to each of the Company's geographic areas for the fiscal years 1998, 1999, and 2000 is incorporated herein by reference to Note 6 on page 35, Note 6 on page 65, and Note 6 on pages 102-103 of the Annual Report to Stockholders for the fiscal year ended June 30, 2000.

         The Company's consolidated net revenues from external customers in countries other than the United States for fiscal years 1998, 1999, and 2000 were $487.2 million, $607.9 million, and $690.0 million, or 51.6%, 50.0%, and 50.3%, respectively, of the Company's consolidated net revenues.

         The Company's manufacturing facilities outside the continental United States are located in the United Kingdom, Japan, and Singapore.

         There are currently no material foreign exchange controls or similar limitations restricting the repatriation to the United States of capital earnings from operations outside the United States.


Item 2.                            PROPERTIES


PE Biosystems Group Facilities

         The PE Biosystems Group's headquarters are located in leased facilities in Foster City, California, and the PE Biosystems Group owns or leases various other facilities for manufacturing, research and development, and administrative purposes. All of these facilities are maintained in good working order. The following is a list of the PE Biosystems Group's principal facilities:



                                                                                             Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)                                         (Expiration Dates of Leases)
--------------------------------------------                                         ------------------------------
Foster City, CA  (761,235)                                                           Leased (2000-2015)
Hayward, CA  (66,048)                                                                Leased (2004)
San Jose, CA  (81,000)                                                               Owned
Bedford, MA  (43,000)                                                                Leased (2007)
Framingham, MA  (196,000)                                                            Leased (2009)
Santa Fe, NM  (14,000)                                                               Leased (2010)
Houston, TX  (21,000)                                                                Leased (2004)
Warrington, England  (22,000)                                                        Owned
Singapore  (30,000)                                                                  Leased (2002)
Narita, Japan (24,000)                                                               Owned



         The leased properties in Foster City, California consist of three principal facilities totaling approximately 475,455 square feet, and additional facilities totaling approximately 285,780 square feet. Approximately 40,761 square feet of such space is leased to the Celera Genomics Group.

         The PE Biosystems Group also leases space in several locations, including the Celera Genomics Group headquarters facility in Rockville, Maryland, for use as regional sales and service offices, technical demonstration centers, and warehouses. The PE Biosystems Group also owns undeveloped land in Vacaville, California.

Celera Genomics Group Facilities

         The Celera Genomics Group's headquarters are located in owned facilities in Rockville, Maryland. The Celera Genomics Group's administrative facilities, sequencing facility, laboratories, and bioinformatics facilities are located at its headquarters. The Celera Genomics Group also leases various other facilities for research and development and product marketing. All of these facilities are maintained in good working order. The following is a list of the Celera Genomics Group's principal facilities:

                                                                      Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)                    (Expiration Date of Leases)
--------------------------------------------                    ---------------------------
Rockville, MD (220,000)                                         Owned
Foster City, CA (30,000)                                        Leased (2008)
Foster City, CA (10,761)                                        Leased (2003)
Pasadena, CA (25,000)                                           Leased (2001)
Davis, CA (16,200)                                              Leased (2001)
Davis, CA (15,000)                                              Leased (2000)

         All of the space in Rockville, Maryland, which consists of two adjacent buildings, is occupied by the Celera Genomics Group, except for approximately 7,200 square feet which is leased to the PE Biosystems Group. The Foster City, California facilities are leased from the PE

Biosystems Group. The lease for the Pasadena, California facilites will expire in March 2001. The Celera Genomics Group has signed a lease for a new facility in Pasadena, California with approximately 85,000 square feet. The term of this lease is for ten years and will commence upon the expiration of the existing Pasadena lease.

         The Celera Genomics Group also leases space for use as regional sales and service centers in several locations.

Corporate Facilities

         The Company's corporate headquarters are located at an owned facility in Norwalk, Connecticut with an area of approximately 402,000 square feet. The Company uses approximately 29,000 square feet of this space for corporate staff and related support functions. Of the remaining amount of this space, approximately 260,000 square feet is subleased to PerkinElmer, Inc. and the balance of approximately 113,000 square feet is vacant. This facility is maintained in good working order. This facility is being held for sale or long term lease.

         The Company also leases space in facilities located in Wilton, Connecticut. These facilities were sold by the Company in May 2000. In connection with the sale, the Company leased back approximately 220,000 square feet under a lease which is currently scheduled to expire in May 2001. The Company uses approximately 18,000 square feet of this space for corporate staff and related support functions. Of the remaining amount of this leased space, approximately 172,000 square feet is subleased to PerkinElmer, Inc. and balance of approximately 30,000 square feet is vacant. This facility is maintained in good working order.

         The Company intends to consolidate all of its corporate staff in Norwalk and Wilton, Connecticut, into a single leased facility upon the expiration of the Wilton, Connecticut, lease. The Company is considering various potential facilities for this purpose.


Item 3.                         LEGAL PROCEEDINGS

         The Company is a defendant in various legal actions, including patent, commercial, and environmental, arising from the conduct of the Company's normal business activities, including those described below. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not, in the opinion of management of the Company, have a material adverse effect on the financial statements of the Company, the PE Biosystems Group, or the Celera Genomics Group.

Amersham

         On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"), entitled "Probes Labelled with Energy Transfer Coupled Dyes." Amersham asserts that the Company's sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology would infringe the '648 patent, and seeks injunctive and monetary relief. The

Company answered the complaint, alleging that the '648 patent is invalid and that the Company has not infringed the '648 patent. This case is scheduled for trial in January 2001.

         On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. ("Molecular Dynamics") in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). The Company's complaint seeks injunctive and monetary relief. In response, the defendants have asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents (U.S. 5,091,652 and U.S. 5,459,325) owned by or licensed to Molecular Dynamics by selling the ABI PRISM 377(TM) DNA Sequencing Systems.

         On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement and inducing the infringement of U.S. Patent No. 4,707,235 ("the '235 patent") entitled "Electrophoresis Method and Apparatus having Continuous Detection Means." The complaint seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '235 patent is invalid and that the Company does not infringe the '235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. This case has not yet been scheduled for trial.

         On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. The Company's complaint seeks injunctive and monetary relief. This case is in the early stages of discovery.

Berlin v. PE Corporation, et. al.

         As of the filing of this Annual Report on Form 10-K, the Company and certain of its officers had been served in five lawsuits purportedly on behalf of purchasers of Celera Genomics Group Common Stock in the Company's offering of Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, the Company sold an aggregate of 4,370,000 shares of Celera Genomics Group Common Stock at a public offering price of $225 per share. The complaints in these lawsuits generally allege that the prospectus used in connection with the offering contained inaccurate and misleading statements in violation of federal securities laws. The complaints seek unspecified damages, rescission, costs and expenses, and such other relief as the court deems proper. All of these lawsuits have been consolidated into a single case. The plaintiffs filed a motion for appointment of the lead plaintiff and lead counsel, which has not yet been decided by the court.

United States v. Davis

         The Company is a party to the action United States v. Davis, pending in the United States District Court for the District of Rhode Island. The Company was brought into the case along with numerous other companies as a result of a third party complaint filed by United Technologies Corporation ("UTC") seeking contribution for environmental cleanup costs imposed by the United States government. In December 1998, the District Court found the Company liable to UTC along with certain, but not all, of the defendants in the case. The Company believes the amount of such liability to be less than $200,000, which will be determined when all appeals have been concluded. Both UTC and the Company appealed the District Court's decision.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

Item 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

Market Information

         The principal United States market where the Company's PE Biosystems Group Common Stock and Celera Genomics Group Common Stock are traded is the New York Stock Exchange, although such stock is also traded on the Pacific Exchange.

         The high and low sales prices of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock for each quarterly period during fiscal year 2000 and for the period from May 6, 1999, through June 30, 1999, and for the Common Stock of The Perkin-Elmer Corporation for each quarterly period during fiscal year 1999 through May 5, 1999, is incorporated herein by reference to
Note 12, pages 41-42, Note 12, page 70, and Note 12, pages 110-111 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Holders

         On September 18, 2000, the approximate number of holders of PE Biosystems Group Common Stock was 6,534, and the approximate number of holders of Celera Genomics Group Common Stock was 6,104. The approximate number of holders is based upon the actual number of holders registered in the Company's books at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the numbers of shares held by non-affiliates shown on the cover of this Annual Report on Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors.

Dividends

         Information regarding the amount of quarterly dividends during fiscal years 1999 and 2000 is incorporated herein by reference to Note 12, pages
41-42, and Note 12, pages 110-111 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Sale of Unregistered Securities

         The Company has not sold securities during the fiscal year ended June 30, 2000, that were not registered under the Securities Act of 1933.

Risks Relating to the Company's Capital Structure

         Stockholders of the Company are stockholders of one company and, therefore, financial effects on one group could adversely affect the other.

         The PE Biosystems Group and the Celera Genomics Group are not separate legal entities. As a result, stockholders are subject to all of the risks of an investment in the Company, including the PE Biosystems Group and the Celera Genomics Group. The risks and uncertainties that may affect the operations, performance, development, and results of the businesses of either group include but are not limited to rapidly changing technology and dependence on new products, dependence of sales on customers' capital spending policies and government-sponsored research, claims for patent infringement, significant overseas operations, future growth strategy and earthquakes. The assets attributed to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts, or indebtedness that the Company attributes to the other group. If the Company is unable to satisfy one group's liabilities out of the assets attributed to it, the Company may be required to satisfy those liabilities with assets the Company has attributed to the other group.

         Financial effects from one group that affect the consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. In addition, net losses of either group and dividends or distributions on, or repurchases of, either class of common stock or repurchases of certain preferred stock will reduce the funds the Company can pay as dividends on each class of common stock under Delaware law. For these reasons, stockholders should read the consolidated financial information with the financial information provided for each group.

         Holders of group common stock have limited rights related to their group.

         Holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock have only the rights customarily held by common stockholders. They have only the following rights related to their corresponding group:

         o    certain rights with regard to dividends and liquidation;

         o requirements for a mandatory dividend, redemption, or conversion upon the disposition of all or substantially all of the assets of their corresponding group; and

         o a right to vote on matters as a separate voting class in the limited circumstances provided under Delaware law, by stock exchange rules, or as determined by the Company's Board of Directors.

         The Company will not hold separate meetings for holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock.

         Limits exist on the voting power of group common stock.

         o Celera Genomics Group Common Stock May Not Initially Have Any Influence on the Outcome of Stockholder Voting

         PE Biosystems Group Common Stock has a substantial majority of the voting power of the Company's common stock. Except in limited circumstances requiring separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of such vote - even if the matter involves a divergence or conflict of the interests of the holders of the PE Biosystems Group Common Stock and Celera Genomics Group Common Stock. These matters may include mergers and other extraordinary transactions.

         o Group common stock with less than majority voting power can block action if a class vote is required.

         If Delaware law, stock exchange rules, or the Company's Board of Directors requires a separate vote on a matter by the holders of either the PE Biosystems Group Common Stock or the Celera Genomics Group Common Stock, those holders could prevent approval of the matter - even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it.

         o Holders of only one class of common stock cannot ensure that their voting power will be sufficient to protect their interests.

         Since relative voting power per share of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock will fluctuate based on the market values of the two classes of common stock, the relative voting power of a class of common stock could decrease. As a result, holders of shares of only one of the two classes of common stock cannot ensure that their voting power will be sufficient to protect their interests

         Stockholders may not have any remedies for breach of fiduciary duties if any action by directors and officers has a disadvantageous effect on either class of common stock.

         Stockholders may not have any remedies if any action or decision of the Company's Board of Directors or officers has a disadvantageous effect on the PE Biosystems Group Common Stock or Celera Genomics Group Common Stock compared to the other class of common stock.

         Recent cases in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of tracking stocks are judged under the principle known as the "business judgment rule" unless self-interest is shown. In addition, principles of Delaware law established in cases involving differing treatment of two classes of capital stock or two groups of holders of the same class of capital stock provide that a board of directors owes an equal duty to all stockholders regardless of class or series. Absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed Board of Directors, Board of Directors' committee, or officer of the Company with respect to any matter having different effects on holders of PE Biosystems Group Common Stock and holders of Celera Genomics Group Common Stock would be a defense to any challenge to such determination made by or on behalf of the holders of either class of stock.

         Stock ownership could cause directors and officers to favor one group over the other.

         As a policy, the Company's Board of Directors periodically monitors the ownership of shares of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock by the Company's directors and senior officers as well as their option holdings and other benefits so that their interests are not misaligned with the two classes of common stock and with their duty to act in the best interests of the Company and its stockholders as a whole. However, because the actual value of their interests in PE Biosystems Group Common Stock and Celera Genomics Group Common Stock could vary significantly, it is possible that they could favor one group over the other as a result of their common stock holdings, options and other benefits.

         Numerous potential conflicts of interest exist between the classes of common stock which may be difficult to resolve by the Company's Board of Directors or which may be resolved adversely to one of the classes.

         o Allocation of corporate opportunities could favor one group over the other.

         The Company's Board of Directors may be required to allocate corporate opportunities between the groups. In some cases, the Company's directors could determine that a corporate opportunity, such as a business that the Company is acquiring or a new business, should be shared by the groups or be allocated to one group over the other. Any such decisions could favor one group to the detriment of the other.

         o Groups may compete with each other to the detriment of their businesses.

         The existence of two separate classes of common stock will not prevent the groups from competing with each other. Any competition between the two groups could be detrimental to the businesses of either or both of the groups. Under a Board of Directors' policy, groups will generally not engage in the principal businesses of the other, except for joint transactions with each other. However, the Company's Chief Executive Officer or Board of Directors will permit indirect competition between the groups, such as one group doing business with a competitor of the other group, based on his or its good faith business judgment that such competition is in the best interests of the Company and all of the Company's stockholders as a whole. In addition, the groups may compete in a business that is not a principal business of the other group.

         o The Board of Directors may pay more or less dividends on group common stock than if that group were a separate company.

         Subject to the limitations referred to below, the Company's Board of Directors has the authority to declare and pay dividends on the PE Biosystems Group Common Stock and Celera Genomics Group Common Stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on the PE Biosystems Group Common Stock, exclusively on the Celera Genomics Group Common Stock, or on both, in equal or unequal amounts. The Company's Board of Directors is not required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class, or any other factor. The performance of one group may cause the Company's Board of Directors to pay more or less dividends on the common stock relating to the other group than if that other group was a stand-alone corporation. In addition, Delaware law and the Company's certificate of incorporation impose limitations on the amount of dividends which may be paid on each class of common stock.

         o Proceeds of mergers or consolidations may be allocated unfavorably.

         The Company's Board of Directors will determine how consideration to be received by holders of PE Biosystems Group Common Stock and Celera Genomics Group Common Stock in connection with a merger or consolidation involving the Company is to be allocated among holders of each class of common stock. Such percentage may be materially more or less than that which might have been allocated to such holders had the Company's Board of Directors chosen a different method of allocation.

         o Holders of either class of common stock may be adversely affected by a conversion of group common stock.

         The Company's Board of Directors could, in its sole discretion and without stockholder approval, determine to convert shares of Celera Genomics Group Common Stock into shares of PE Biosystems Group Common Stock, or vice versa, at any time including when either or both classes of common stock may be considered to be overvalued or undervalued. If the Company's Board of Directors chose to issue Celera Genomics Group Common Stock in exchange for PE Biosystems Group Common Stock, or vice versa, such conversion would dilute the interests in the Company of the holders of the class of common stock being issued in the conversion. If the Company's Board of Directors chose to issue Celera Genomics Group Common Stock in exchange for PE Biosystems Group Common Stock, or vice versa, such conversion could give holders of shares of the class of common stock converted a greater or lesser premium than any premium that was paid or might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

         o Proceeds of newly issued Celera Genomics Group Common Stock in the future could be allocated to the PE Biosystems Group.

         If and to the extent the PE Biosystems Group has an equity interest in the Celera Genomics Group in the form of Celera Genomics Designated Shares at the time of any future sale of Celera Genomics Group Common Stock, the Company's Board of Directors could allocate some or all of the proceeds of that sale to the PE Biosystems Group. Any such decision could favor one group over the other group. For example, the decision to allocate the proceeds to the PE Biosystems Group may adversely affect the Celera Genomics Group's ability to obtain funds to finance its growth strategies. There are no Celera Genomics Designated Shares outstanding as of the date of this Annual Report on Form 10-K.

         The Company's Board of Directors may change its management and allocation policies without stockholder approval to the detriment of either group.

         The Company's Board of Directors may modify or rescind the Company's policies with respect to the allocation of corporate overhead, taxes, debt, interest, and other matters, or may adopt additional policies, in its sole discretion, without stockholder approval. A decision to modify or rescind these policies, or adopt additional policies, could have different effects on holders of PE Biosystems Group Common Stock and holders of Celera Genomics Group Common Stock or could result in a benefit or detriment to one class of stockholders compared to the other class. The Company's Board of Directors will make any such decision in accordance with its good faith business judgment that the decision is in the best interests of the Company and all of its stockholders as a whole.

         Either group may finance the other group on terms unfavorable to one of the groups.

         From time to time, the Company anticipates that it will transfer cash and other property between groups to finance their business activities. When this occurs, the group providing the financing will be subject to the risks relating to the group receiving the financing. The Company will account for those transfers in one of the following ways:

         o    as a reallocation of pooled debt or preferred stock;

         o as a short-term or long-term loan between groups or as a repayment of a previous borrowing;

         o as an increase or decrease in the PE Biosystems Group's equity interest in the Celera Genomics Group; or

         o    as a sale of assets between groups.

         The Company's Board of Directors has not adopted specific criteria for determining when the Company will account for transfer of cash or other property as a reallocation of pooled debt or preferred stock, a loan or repayment, an increase or decrease in equity interest, or a sale of assets. These determinations, including the terms of any transactions accounted for as debt, may be unfavorable to either the group transferring or the group receiving the cash or other property. The Company's Board of Directors expects to make these determinations, either in specific instances or by setting generally applicable policies, after considering the financing requirements and objectives of the receiving group, the investment objectives of the transferring group, and the availability, cost, and time associated with alternative financing sources, prevailing interest rates, and general economic conditions.

         The Company can not assure stockholders that any terms that it fixes for debt will approximate those that could have been obtained by the borrowing group if it were a stand-alone corporation.

         The Celera Genomics Group may not be fully reimbursed for the PE Biosystems Group's use of its tax benefits and could be charged with higher future taxes than if it were a stand-alone tax payer.

         The Company's management and allocation policies provide that tax benefits generated but not used by the Celera Genomics Group may be used by the PE Biosystems Group. In accordance with management policy, the aggregate amount reimbursed to the Celera Genomics Group for such use may not exceed $75 million. All subsequent tax benefits in excess of this amount will not be credited to the Celera Genomics Group and the Celera Genomics Group will not be reimbursed for those tax benefits, unless the Celera Genomics Group can use those tax benefits. Accordingly, any tax benefits that can not be used by the Celera Genomics Group will not be carried forward to reduce its future taxes. This could result in the Celera Genomics Group being charged a greater portion of the total corporate tax liability in the future than would have been the case if the Celera Genomics Group had retained its tax benefits.

         Holders of group common stock may receive less consideration upon a sale of assets than if the group were a separate company.

         The Company's certificate of incorporation provides that if a disposition of all or substantially all of the assets of either group occurs, the Company must, subject to certain exceptions:

         o distribute to holders of the class of common stock relating to such group an amount equal to the net proceeds of such disposition, or

         o convert at a 10% premium such common stock into shares of the class of common stock relating to the other group.

         If the group subject to the disposition were a separate, independent company and its shares were acquired by another person, certain costs of that disposition, including corporate level taxes, might not be payable in connection with that acquisition. As a result, if the group subject to the disposition were a separate, independent company, stockholders of that group might receive a greater amount than the net proceeds that would be received by such stockholders if the assets of such group were sold. In addition, the Company can not assure stockholders that the net proceeds per share of the common stock relating to that group will be equal to or more than the market value per share of such common stock prior to or after announcement of a disposition.

         The Company's capital structure and variable vote per share may discourage acquisitions of a group or a class of common stock.

         A potential acquirer could acquire control of the Company by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. Such a majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of such voting power, only shares of that class. Currently, the PE Biosystems Group Common Stock has a substantial majority of the voting power. As a result, it is possible for an acquiror to obtain control by purchasing only shares of the PE Biosystems Group Common Stock.

         Decisions by directors and officers that affect market values could adversely affect voting and conversion rights.

         The relative voting power per share of each class of common stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of the PE Biosystems Group Common Stock and the Celera Genomics Group Common Stock. The market value of either or both classes of common stock could be adversely affected by market reaction to decisions by the Company's Board of Directors or management that investors perceive as affecting differently one class of common stock compared to the other. These decisions could involve changes to the Company's management and allocation policies, transfers of assets between groups, allocations of corporate opportunities, and financing resources between groups, and changes in dividend policies.

         Investors may not value common stock based on group financial information and policies.

         The Company can not assure stockholders that investors will value the PE Biosystems Group Common Stock and the Celera Genomics Group Common Stock based on the reported financial results and prospects of the separate groups or the dividend policies established by the Company's Board of Directors with respect to such groups.

         A recent Clinton Administration proposal could have adverse tax consequences for the Company or for Holders of group common stock.

         The Clinton Administration proposed legislation in February 2000 dealing with tracking stock such as PE Biosystems Group Common Stock and Celera Genomics Group Common Stock. Such proposal would, among other things, treat the receipt of stock similar to PE Biosystems Group Common Stock and Celera Genomics Common Group Stock in exchange for other stock in a corporation, or in a distribution by the issuing corporation, as taxable to the stockholders. If this proposal is enacted, it could have adverse tax consequences for the Company or for holders of PE Biosystems Group Common Stock or Celera Genomics Group Common Stock. A similar proposal was made in 1999. Congress did not act on the 1999 proposal, and it is not possible to predict whether Congress will act upon this proposal or any other proposal relating to tracking stock.

         If there are adverse U.S. federal income tax law developments, the Company may convert PE Biosystems Group Common Stock or Celera Genomics Group Common Stock into shares of the other class without any premium. The proposal of the Clinton Administration would be such an adverse development if it is implemented or receives certain legislative action.

         Provisions governing common stock could discourage a change of control and the payment of a premium for stockholders' shares.

         The Company's stockholder rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change in control of the Company by delaying or preventing such change in control. The existence of two classes of common stock could also present complexities and could, in certain circumstances, pose obstacles, financial and otherwise, to an acquiring person. In addition, certain provisions of Delaware law and the Company's certificate of incorporation may also deter hostile takeover attempts.

Item 6.                      SELECTED FINANCIAL DATA

         The Company incorporates herein by reference pages 9, 45, and 72 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.


Item 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates herein by reference pages 10-19, 46-54, and 73-87 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The Company incorporates herein by reference pages 15 and 79 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and the supplementary financial information included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000, are incorporated herein by reference: The combined Financial Statements and the reports thereon of PricewaterhouseCoopers LLP dated July 25, 2000, the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated July 25, 2000, and pages 20-44, 55-71, and 88-114 of said Annual Report, including Note 12, pages 41-42, Note 12, page 70, and Note 12, pages 110-111, which contain unaudited quarterly financial information.


Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not changed its public accounting firm within 24 months prior to June 30, 2000, the date of the Company's most recent financial statements, or during any subsequent period. There have been no unresolved disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 10.                DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

Identification and Background of Directors

         The Company incorporates herein by reference pages 3-4 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000.


Identification of Executive Officers

         The following is a list of the Company's executive officers, their ages, and their positions and offices with the Company, as of September 8, 2000.

Name                               Age   Present Positions and Year First Elected
Peter Barrett....................   47   Vice President (1998)
Samuel E. Broder.................   55   Vice President (1999)
Peter Chambre....................   44   Vice President (2000)
Ugo D. DeBlasi...................   38   Assistant Controller (1999)
Ronald D. Edelstein..............   51   Vice President and Chief Information Officer (1998)
Elaine J. Heron..................   52   Vice President (1998)
Michael W. Hunkapiller...........   51   Senior Vice President (1998); President, PE Biosystems Group (1994)
Vikram Jog.......................   44   Controller (1999)
Barbara J. Kerr..................   54   Vice President, Human Resources (2000)
Joseph E. Malandrakis............   55   Vice President (1993)
Kenneth D. Noonan................   52   Senior Vice President, Corporate Development (2000)
William B. Sawch.................   45   Senior Vice President and General Counsel (1993)
Gregory T. Schiffman.............   42   Assistant Controller (1999)
Deborah A. Smeltzer..............   46   Assistant Controller (1999)
J. Craig Venter..................   53   Senior Vice President and President, Celera Genomics Group (1998)
Tony L. White....................   54   Chairman, President, and Chief Executive Officer (1995)
Dennis L. Winger.................   52   Senior Vice President and Chief Financial Officer (1997)


         Each of the foregoing named officers was either elected at the last organizational meeting of the Company's Board of Directors, or elected by the Board since that date. The term of each officer will expire on October 19, 2000, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

Identification of Certain Significant Employees

         Not applicable.

Family Relationships

         To the best of the Company's knowledge and belief, there is no family relationship between any of the Company's directors, executive officers, or persons nominated or chosen by the Company to become a director or an executive officer.

Business Experience

         With respect to the business experience of the Company's directors and persons nominated to become directors, the Company incorporates herein by reference pages 3-4 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000. With respect to the executive officers of the Company, each such officer has been employed by the Company or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Dr. Broder, Mr. Chambre, Mr. Edelstein, Dr. Heron, Mr. Jog, Ms. Kerr, Dr. Noonan, Mr. Schiffman, Ms. Smeltzer, Dr. Venter, and Mr. Winger.

         Dr. Broder was elected Vice President of the Company on August 19, 1999. Prior to his employment by the Company in August, 1998, Dr. Broder was Senior Vice President of IVAX Corporation for three years, and from 1989 to 1995 he served as director of the National Cancer Institute.

         Mr. Chambre was elected Vice President of the Company on August 17, 2000. Mr. Chambre is expected to assume the formal responsibilities of Chief Operating Officer of Celera Genomics in the fall of this year. Prior to his employment by the Company in July 2000, Mr. Chambre served as Chief Executive Officer of Bespak plc, a United Kingdom drug delivery group, for six years.

         Mr. Edelstein was elected Vice President of the Company on June 18, 1998. Prior to his employment by the Company in June 1998, Mr. Edelstein served as Vice President and Chief Information Officer of Witco Corporation, a manufacturer of specialty chemicals, for seven years.

         Dr. Heron was elected Vice President of the Company on December 21, 1995. She was most recently appointed Vice President and General Manager of the Molecular Biology unit of the PE Biosystems Group in July 1998. Previously Dr. Heron served as Vice President, Worldwide Sales, Service, and Marketing since December 1995. She had served as Vice President of Marketing at Affymetrix, Inc., a supplier of genetic analysis equipment, for the year prior to this appointment and previously was Director of Marketing for Applied Biosystems beginning in 1990.

         Mr. Jog was elected Controller of the Company on August 19, 1999. Prior to his employment by the Company in July, 1999, Mr. Jog served as Vice President and Controller of Hercules Incorporated, a manufacturer of chemicals, for seven years.

         Ms. Kerr was elected Vice President, Human Resources of the Company on September 5, 2000. Prior to her employment by the Company in September, 2000, Ms. Kerr served as a principal of Quantic, Inc., a human resources and compensation consulting firm. Prior to that, Ms. Kerr was employed by Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy, and combinatorial chemistry, where she was Vice President, Human Resources from 1990 to 1997.

         Dr. Noonan was elected Senior Vice President of the Company on January 4, 2000. Prior to his employment by the Company in January, 2000, Dr. Noonan was a partner in the global life sciences practice of Booz, Allen & Hamilton, Inc., an international consulting firm, for three years, and from 1990 to 1996 he was a partner in The Wilkerson Group, a specialty medical products consulting group.

         Mr. Schiffman was elected Assistant Controller of the Company on August 19, 1999. Prior to his employment by the Company in June 1998, Mr. Schiffman was employed by Hewlett-Packard Company, a diversified electronics manufacturer, for ten years, most recently as controller and manufacturing manager of the company's NetMetrix Division.

         Ms. Smeltzer was elected Assistant Controller of the Company on November 18, 1999. Prior to her employment by the Company in November 1999, Ms. Smeltzer served as Chief Financial Officer and Vice President of Genset, SA, a global genomics company from May 1996 to November 1999, and she was a general partner of Grotech Capital Group, Inc. from 1988 to 1996.

         Dr. Venter was elected Senior Vice President of the Company and President, Celera Genomics Group, on November 19, 1998. Prior to his employment by the Company in August 1998, Dr. Venter was employed by The Institute for Genomic Research (TIGR), a non-profit entity which conducts research and development in genes, where he was founder, Chairman, and President for six years, and where he remains as Chairman.

         Mr. Winger was elected Senior Vice President and Chief Financial Officer of the Company on October 16, 1997. Prior to his employment by the Company in September 1997, Mr. Winger was employed by Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy, and combinatorial chemistry, where he was Senior Vice President, Finance and Administration, and Chief Financial Officer since 1989.

Involvement in Certain Legal Proceedings

         To the best of the Company's knowledge and belief, none of the Company's directors, persons nominated to become directors, or executive officers has been involved in any proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons to be directors or executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to page 10 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000.


Item 11.                     EXECUTIVE COMPENSATION

         The Company incorporates herein by reference pages 10-21 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         Information concerning the security ownership of certain beneficial owners is incorporated herein by reference to pages 8-10 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000.

Security Ownership of Management

         Information concerning the security ownership of management is incorporated herein by reference to pages 8-10 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000.

Changes in Control

         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference to pages 20-21 of the Company's Proxy Statement dated September 8, 2000, in connection with its Annual Meeting of Stockholders to be held on October 19, 2000.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a) 1.  Financial Statements

         The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated July 25, 2000, appearing in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Stockholders for the fiscal year ended June 30, 2000, is not to be deemed filed as part of this Annual Report on Form 10-K.

         PE Biosystems Group
                                                                 Annual Report
                                                                    Page No.
                                                              ------------------
Combined Statements of Operations
         Fiscal years 1998, 1999 and 2000....................          20

Combined Statements of Financial Position
         At June 30, 1999 and 2000...........................          21

Combined Statements of Cash Flows
         Fiscal years 1998, 1999, and 2000...................          22

Combined Statements of Group Equity and
         Comprehensive Income
         Fiscal years 1998, 1999, and 2000...................          23

Notes to Combined Financial Statements.......................          24-43

Report of Management.........................................          44

Report of Independent Accountants............................          44



         Celera Genomics Group
                                                                 Annual Report
                                                                    Page No.
                                                              ------------------

Combined Statements of Operations
         Fiscal years 1998, 1999, and 2000...................          55

Combined Statements of Financial Position
         At June 30, 1999 and 2000...........................          56

Combined Statements of Cash Flows
         Fiscal years 1998, 1999, and 2000...................          57

Combined Statements of Group Equity and
         Comprehensive Loss
         Fiscal years 1998, 1999, and 2000...................          58

Notes to Combined Financial Statements.......................          59-70

Report of Management.........................................          71

Report of Independent Accountants............................          71




         PE Corporation
                                                                 Annual Report
                                                                    Page No.
                                                              ------------------

Consolidated Statements of Operations
         Fiscal years 1998, 1999, and 2000...................          88


Consolidated Statements of Financial Position
         At June 30, 1999 and 2000...........................          89

Consolidated Statements of Cash Flows
         Fiscal years 1998, 1999, and 2000...................          90

Consolidated Statements of Stockholders' Equity
         and Comprehensive Income
         Fiscal years 1998, 1999, and 2000...................          91

Notes to Consolidated Financial Statements...................          92-113

Report of Management.........................................          114

Report of Independent Accountants............................          114




(a) 2. Financial Statement Schedules

The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Stockholders for the fiscal year ended June 30, 2000. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                                   10-K Page No.
                                                                   -------------

   Report of Independent Accountants on Financial Statement
   Schedule..........................................................   46

   Schedule II - Valuation and Qualifying Accounts and
   Reserves..........................................................   47


(a) 3. Exhibits

 Exhibit
    No.
---------

2(1) Purchase Agreement dated as of March 8, 1999, between The Perkin-Elmer Corporation and EG&G, Inc. (incorporated by reference to
           Exhibit 2.1 to Current Report on Form 8-K of the Company dated May 28, 1999 (Commission file number 1-4389)).

2(2) Agreement and Plan of Merger dated March 10, 1999, among The Perkin-Elmer Corporation, a New York corporation, The Perkin-Elmer Corporation, a Delaware corporation, and PE Merger Corp., a New York corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

2(3) Agreement and Plan of Merger, dated as of March 20, 2000, among PE Corporation, Umbrella Acquisition Corp. and Paracel, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-35080)).

3(i)(1) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

3(i)(2) Certificate of Designations of Series A Participating Junior Preferred Stock and Series B Participating Junior Preferred Stock (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

3(ii) By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

4(1) Shareholder Protection Rights Agreement between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

4(2) Credit Agreement dated as of April 20, 2000, among The Perkin-Elmer Corporation, the Company, the lenders party thereto, Salomon Smith Barney Inc., Wachovia Bank, N.A., The Chase Manhattan Bank, and Citibank, N.A.

10(1) The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1988 (Commission file number 1-4389)).*

10(2) The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 33-50847)).*

10(3) The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-15189)).*

10(4) The Perkin-Elmer Corporation 1996 Employee Stock Purchase Plan, as amended October 15, 1998 (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10(5) The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-38713)).*

10(6) PerSeptive Biosystems, Inc. 1989 Stock Plan, as amended August 1, 1991 (incorporated by reference to Exhibit 10(1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (Commission file number 1-4389)).*

10(7) PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission file No. 0-20032)).*

10(8) Molecular Informatics, Inc. 1997 Equity Ownership Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (Commission file No. 333-42683)).*

10(9) The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10(10) PE Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10(11) PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan, as amended October 21, 1999 (incorporated by reference to Exhibit B to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10(12) PE Corporation/Celera Genomics Group 1999 Stock Incentive Plan, as amended October 21, 1999 (incorporated by reference to Exhibit C to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10(13) Agreement dated September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(14) Deferred Compensation Contract dated September 15, 1994, between the Company and Michael W. Hunkapiller (incorporated by reference to
           Exhibit 10(7) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(15) Change of Control Agreement dated September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10(16) Employment Agreement dated November 16, 1995, between the Company and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Company for fiscal year ended June 30, 1996 (Commission file number 1-4389)).*

10(17) Employment Agreement dated November 16, 1995, between the Company and William B. Sawch (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Company for fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(18) Employment Agreement dated September 25, 1997, between the Company and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(19)     Letter Agreement dated June 24, 1997, between the Company and Dennis
           L. Winger (incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(20) Deferred Compensation Contract dated July 15, 1993, between the Company and William B. Sawch (incorporated by reference to Exhibit 10(19) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10(21) Agreement dated April 28, 1999, between the Company and J. Craig Venter (incorporated by reference to Exhibit 10(20) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999 (Commission file number 1-4389)).*

10(22) The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996.*

10(23) The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1, 1984, as amended through August 17, 2000.*

10(24) 1993 Director Stock Purchase and Deferred Compensation Plan as amended through March 17, 2000 (incorporated by reference to Exhibit
           10.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2000 (Commission file number 1-4389)).*

10(25) PE Corporation Performance Unit Bonus Plan as amended through November 18, 1999 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 1999 (Commission file number 1-4389)).*

10(26) The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).

10(27) PE Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-45187).*

11 Computation of Net Income (Loss) per Share for the three years ended June 30, 2000 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 2000).

13 Annual Report to Stockholders for the fiscal year ended June 30, 2000 (to the extent incorporated herein by reference).

21         List of Subsidiaries.

23         Consent of PricewaterhouseCoopers LLP.

27         Financial Data Schedule.


*        Management plan or compensatory plan or arrangement


(b) Reports on Form 8-K

         During the quarter ended June 30, 2000, the Company filed a Current Report on Form 8-K dated June 9, 2000, and filed June 12, 2000, to report under
Item 2 thereof the acquisition of Paracel, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PE CORPORATION


                                                 By  /s/  William B. Sawch
                                                     ---------------------------
                                                     William B. Sawch
                                                     Senior Vice President
                                                     and General Counsel


Date:  September 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Tony L. White                                             September 27, 2000
--------------------------------------------
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/ Dennis L. Winger                                          September 27, 2000
-----------------------------------------------------
Dennis L. Winger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Vikram Jog                                                September 27, 2000
-----------------------------------------------------
Vikram Jog
Controller
(Principal Accounting Officer)

/s/ Richard H. Ayers                                          September 27, 2000
-----------------------------------------------------
Richard H. Ayers
Director


/s/ Jean-Luc Belingard                                        September 27, 2000
-----------------------------------------------------
Jean-Luc Belingard
Director


/s/ Robert H. Hayes                                           September 27, 2000
-----------------------------------------------------
Robert H. Hayes
Director


/s/ Arnold J. Levine                                          September 27, 2000
-----------------------------------------------------
Arnold J. Levine
Director


/s/ Theodore E. Martin                                        September 27, 2000
-----------------------------------------------------
Theodore E. Martin
Director


/s/ Georges C. St. Laurent, Jr.                               September 27, 2000
-----------------------------------------------------
Georges C. St. Laurent, Jr.
Director


/s/ Carolyn W. Slayman                                        September 27, 2000
-----------------------------------------------------
Carolyn W. Slayman
Director


/s/ Orin R. Smith                                             September 27, 2000
-----------------------------------------------------
Orin R. Smith
Director


/s/ James R. Tobin                                            September 27, 2000
-----------------------------------------------------
James R. Tobin
Director

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of PE Corporation


         Our audits of the consolidated financial statements of PE Corporation referred to in our report dated July 25, 2000, in the 2000 Annual Report to Stockholders of PE Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut
July 25, 2000

                                 PE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1999, AND 2000

(Amounts in thousands)

                                                                                 ALLOWANCE FOR
                                                                               DOUBTFUL ACCOUNTS


Balance at June 30, 1997...............................................             $ 3,840

Charged to income in fiscal year 1998..................................               1,518

Deductions from reserve in fiscal year 1998............................              (1,070)

Acquired Business (2)..................................................                 495
                                                                                    -------

Balance at June 30, 1998...............................................               4,783

Charged to income in fiscal year 1999..................................               2,101

Divested Business (2)..................................................                (449)

Deductions from reserve in fiscal year 1999............................              (2,601)
                                                                                    -------

Balance at June 30, 1999 (1)...........................................               3,834

Charged to income in fiscal year 2000..................................               3,146

Deductions from reserve in fiscal year 2000............................              (3,015)
                                                                                    -------

Balance at June 30, 2000 (1)...........................................             $ 3,965
                                                                                    =======


(1) Deducted in the Consolidated Statements of Financial Position from accounts receivable.
(2) See Note 2 to the Consolidated Financial Statements.



                                   SCHEDULE II

                                 EXHIBIT INDEX

Exhibit Number

4.(2)             Credit Agreement

10.(22)           The Perkin-Elmer Corporation Supplemental Retirement Plan

10.(23)           The Excess Benefit Plan of The Perkin-Elmer Corporation


13 Annual Report to Stockholders for the fiscal year ended June 30, 2000 (to the extent incorporated herein by reference).

21                List of Subsidiaries.

23                Consent of Pricewaterhouse Coopers LLP.

27                Financial Data Schedule.