Form 10-Q
period 2000-09-30
PE CORP
filed 2000-11-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


As of the close of business on November 10, 2000, there were 210,374,688 shares of PE Corporation - PE Biosystems Group Common Stock and 60,783,948 shares of PE Corporation - Celera Genomics Group Common Stock outstanding.

                                 PE CORPORATION
                                      INDEX

Part I.  Financial Information                                                                           Page
    A.  Applied Biosystems

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three Months Ended September 30, 1999 and 2000                                            1

                   Condensed Combined Statements of Financial Position at
                   June 30, 2000 and September 30, 2000                                                      2

                   Condensed Combined Statements of Cash Flows for the
                   Three Months Ended September 30, 1999 and 2000                                            3

                   Notes to Unaudited Condensed Combined Financial Statements                              4-9

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         10-17

    B.  Celera Genomics Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three Months Ended September 30, 1999 and 2000                                           18

                   Condensed Combined Statements of Financial Position at
                   June 30, 2000 and September 30, 2000                                                     19

                   Condensed Combined Statements of Cash Flows for the
                   Three Months Ended September 30, 1999 and 2000                                           20

                   Notes to Unaudited Condensed Combined Financial Statements                            21-24

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         25-38


                                 PE CORPORATION
                                      INDEX

Part I.  Financial Information (continued)                                                               Page
    C.  PE Corporation Consolidated

        Item 1.    Financial Statements
                   Condensed Consolidated Statements of Operations for the
                   Three Months Ended September 30, 1999 and 2000                                           39

                   Condensed Consolidated Statements of Financial Position at
                   June 30, 2000 and September 30, 2000                                                     40

                   Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended September 30, 1999 and 2000                                           41

                   Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                                         42-49

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         50-57


Part II.  Other Information                                                                                 58







The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of PE Corporation's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to in this Report as Applied Biosystems.

                               APPLIED BIOSYSTEMS
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)



                                                         Three months ended
                                                           September 30,
                                                        1999            2000
                                                   --------------  --------------
Net Revenues                                       $   292,255     $   363,572
Cost of sales                                          137,499         169,625
                                                   --------------  --------------
Gross Margin                                           154,756         193,947
Selling, general and administrative                     77,737          89,975
Research, development and engineering                   32,032          46,115
                                                   --------------  --------------
Operating Income                                        44,987          57,857
Gain on investment                                                      12,004
Interest expense                                         2,213             267
Interest income                                          4,245           4,381
Other expense, net                                      (4,580)         (2,913)
                                                   --------------  --------------
Income Before Income Taxes                              42,439          71,062
Provision for income taxes                              12,732          21,918
                                                   --------------  --------------
Net Income                                         $    29,707     $    49,144
                                                   ==============  ==============
Net Income per Share (see Note 4)
  Basic                                            $       .14     $       .23
  Diluted                                          $       .14     $       .22

Dividends per Share                                $     .0425     $     .0425

The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group. The change is expected to become effective during the second quarter of fiscal 2001.




See accompanying notes to the Applied Biosystems unaudited condensed combined financial statements.

                               APPLIED BIOSYSTEMS
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                                                At June 30,     At September 30,
                                                                   2000              2000
                                                              ---------------   ---------------
                                                                                 (unaudited)
Assets
Current assets
  Cash and cash equivalents                                   $    394,608      $    277,722
  Accounts receivable, net                                         367,370           356,732
  Inventories                                                      154,491           155,963
  Prepaid expenses and other current assets                         81,338            88,015
                                                              ---------------   ---------------
Total current assets                                               997,807           878,432

Property, plant and equipment, net                                 230,940           289,666
Other long-term assets                                             469,409           451,523
                                                              ---------------   ---------------
Total Assets                                                  $  1,698,156      $  1,619,621
                                                              ===============   ===============

Liabilities and Group Equity
Current liabilities
  Loans payable                                               $     15,693      $     13,885
  Tax benefit payable to the Celera Genomics group                  16,702             6,478
  Accounts payable                                                 173,631           134,706
  Accrued salaries and wages                                        79,409            39,774
  Accrued taxes on income                                          149,505           122,106
  Other accrued expenses                                           167,718           164,021
                                                              ---------------   ---------------
Total current liabilities                                          602,658           480,970

  Long-term debt                                                    36,115            35,326
  Other long-term liabilities                                      125,019           134,112
                                                              ---------------   ---------------
Total Liabilities                                                  763,792           650,408

Group Equity                                                       934,364           969,213
                                                              ---------------   ---------------
Total Liabilities and Group Equity                            $  1,698,156      $  1,619,621
                                                              ===============   ===============


The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group. The change is expected to become effective during the second quarter of fiscal 2001.


See accompanying notes to the Applied Biosystems unaudited condensed combined financial statements.

                               APPLIED BIOSYSTEMS
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)


                                                                  Three months ended
                                                                    September 30,
                                                               1999             2000
                                                          --------------   --------------
Operating Activities from Continuing Operations
Net income                                                $    29,707      $    49,144
Adjustments to reconcile net income to net cash
 used by operating activities
  Depreciation and amortization                                13,153           13,866
  Long-term compensation programs                               2,137            1,618
  Gain on sale of assets                                                       (12,004)
  Deferred income taxes                                         4,025
Changes in operating assets and liabilities
  Increase in accounts receivable                              (6,753)            (655)
  Increase in inventories                                     (10,465)          (3,336)
  Increase in prepaid expenses and other assets               (24,997)         (13,847)
  Decrease in accounts payable and other liabilities          (69,050)         (89,402)
                                                          --------------   --------------
Net Cash Used by Operating Activities                         (62,243)         (54,616)
                                                          --------------   --------------

Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $372 and $148, respectively)            (14,522)         (71,707)
Investments                                                      (125)          (3,006)
Proceeds from the sale of assets                                                12,004
                                                          --------------   --------------
Net Cash Used by Investing Activities                         (14,647)         (62,709)
                                                          --------------   --------------
Net Cash Used by Continuing Operations
  Before Financing Activities                                 (76,890)        (117,325)
                                                          --------------   --------------
Net Cash Used by Operating Activities
  From Discontinued Operations                                 (4,561)          (1,228)
                                                          --------------   --------------

Financing Activities
Net change in loans payable                                     5,537           (1,462)
Dividends                                                      (8,748)          (8,860)
Proceeds from stock issued for stock plans                      7,335           17,626
                                                          --------------   --------------
Net Cash Provided by Financing Activities                       4,124            7,304
                                                          --------------   --------------
Effect of Exchange Rate Changes on Cash                         3,462           (5,637)
                                                          --------------   --------------
Net Change in Cash and Cash Equivalents                       (73,865)        (116,886)
Cash and Cash Equivalents Beginning of Period                 236,530          394,608
                                                          --------------   --------------
Cash and Cash Equivalents End of Period                   $   162,665      $   277,722
                                                          ==============   ==============

The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group. The change is expected to become effective during the second quarter of fiscal 2001.


See accompanying notes to the Applied Biosystems unaudited condensed combined financial statements.

                               APPLIED BIOSYSTEMS
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The PE Biosystems group is currently doing business as Applied Biosystems. PE Corporation (the "Company") received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of the Company's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to as Applied Biosystems.

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Company's 2000 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

The unaudited condensed combined financial statements reflect, in the opinion of the Company's management, all adjustments that are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the combined financial statements have been reclassified for comparative purposes.

Applied Biosystems' condensed combined financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE 2 - ALLOCATION OF FEDERAL AND STATE INCOME TAXES

The federal income taxes of the Company and its subsidiaries which own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Company's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are credited to the group that generated such benefits. Intergroup transactions are taxed as if each group were a stand-alone company. Tax benefits generated by the Celera Genomics group commencing July 1, 1998, which could be utilized on a consolidated basis, have been credited to the Celera Genomics group up to a limit of $75 million. As of September 30, 2000, the Celera Genomics group had generated $77.9 million of tax benefits that were utilized by Applied Biosystems since July 1, 1998. The amounts utilized by Applied Biosystems in excess of the $75 million limit are not reimbursed to the Celera Genomics group and are recorded to group equity in Applied Biosystems' Condensed Combined Statements of Financial Position. See
Note 1 of Applied Biosystems' combined financial statements

                               APPLIED BIOSYSTEMS
      NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued


included in the Company's 2000 Annual Report to Stockholders for a further discussion of the tax allocation policy.

NOTE 3 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three month periods ended September 30, 1999 and 2000 is presented in the following table:

(Dollar amounts in millions)                               Three months ended
                                                              September 30,
                                                          1999            2000
                                                       -----------    ------------
Net income                                                 $ 29.7        $ 49.1
Other comprehensive income (loss), net of tax
  Foreign currency translation adjustment                    12.9         (12.6)
  Unrealized gains on hedge contracts                                       4.4
  Unrealized gain (loss) on
     investments, net                                        32.6         (22.2)
  Reclassification adjustment for gains
     included in net income                                                (7.8)
                                                       -----------    ------------
Other comprehensive income (loss)                            45.5         (38.2)
                                                       -----------    ------------
Comprehensive income                                       $ 75.2        $ 10.9
                                                       ===========    ============

                               APPLIED BIOSYSTEMS
      NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 4 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share:

(Amounts in thousands                                        Three months ended
  except per share amounts)                                     September 30,
                                                            1999             2000
                                                        ------------     -----------
Weighted average number of common
  shares used in the calculation of basic
  earnings per share                                        205,704         209,127

Common stock equivalents                                      7,270          12,046
                                                        ------------     -----------
Shares used in the calculation of diluted
  earnings per share                                        212,974         221,173
                                                        ============     ===========
Net income used in the calculation of
  basic and diluted earnings per share                     $ 29,707        $ 49,144
                                                        ============     ===========

Net income per share
   Basic                                                   $    .14        $    .23
   Diluted                                                 $    .14        $    .22


Options to purchase 6.1 million shares of PE Corporation-PE Biosystems Group Common Stock were outstanding at September 30, 2000, but were not included in the computation of diluted income per share because the effect was antidilutive.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                             June 30,     September 30,
                                                          2000            2000
                                                       -----------    -----------
Raw materials and supplies                                $  51.2        $  51.9
Work-in-process                                               6.3            6.4
Finished products                                            97.0           97.7
                                                       -----------    -----------
Total inventories                                         $ 154.5        $ 156.0
                                                       ===========    ===========

                               APPLIED BIOSYSTEMS
      NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities were as follows:

                                                                Three months ended
(Dollar amounts in millions)                                       September 30,
                                                                1999          2000
                                                            ------------- --------------
Utilization of tax benefits generated by the
  Celera Genomics group                                        $     -        $   2.9
Tax benefit related to employee stock options                  $     -        $  14.6
Dividends declared not paid                                    $     -        $   8.9

NOTE 7 - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements require the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is driven by the intended use of the derivative and the resulting designation. Applied Biosystems adopted the statements effective July 1, 2000. The cumulative effect of adoption resulted in an immaterial adjustment for a change in accounting principle in both the Condensed Combined Statements of Operations and in accumulated other comprehensive income in the Condensed Combined Statements of Financial Position.

Applied Biosystems' foreign currency risk management strategy utilizes derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain net asset positions. The principal objective of this strategy is to minimize the risks and/or costs associated with Applied Biosystems' global financial and operating activities. Applied Biosystems utilizes foreign exchange forward, option, and range forward contracts to manage its foreign currency exposures, and an interest rate swap agreement to manage its interest rate exposure. Applied Biosystems does not use derivative financial instruments for trading purposes, nor is it a party to leveraged derivatives.

The fair value of all foreign currency derivative contracts is recorded in prepaid expenses and other current assets and other accrued expenses. The fair value of the interest rate swap agreement is recorded in other long-term liabilities.

                               APPLIED BIOSYSTEMS
      NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

Cash Flow Hedges
Applied Biosystems' international sales are typically denominated in the customers' local (non-U.S. dollar) currency. Applied Biosystems uses foreign exchange forward, option and range forward contracts to hedge a portion of these forecasted sales not denominated in U.S. dollars. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Combined Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income, is reclassified to net revenues in the Condensed Combined Statements of Operations. Applied Biosystems recognized a net gain of $1.1 million in net revenues from derivative instruments designated as cash flow hedges of anticipated sales during the first quarter of fiscal 2001. At September 30, 2000, $7.6 million of derivative gains ($4.8 million net of deferred taxes) recorded in other comprehensive income are expected to be reclassified to earnings during the next twelve months. For the three months ended September 30, 2000, Applied Biosystems recognized an expense of $1.7 million, included in other expense in the Condensed Combined Statements of Operations, which represented the change in the time value component of the fair value of option contracts designated as cash flow hedges. The time value component is not included in the assessment of hedge effectiveness, and as a result, any changes are recognized in earnings in the period in which they occur.

Applied Biosystems maintains an interest rate swap in conjunction with a five-year Japanese yen debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under the terms of this contract, Applied Biosystems will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement will be established by agreement at the time of termination. The agreed upon amount would usually represent the net present value at current interest rates of the remaining obligation to exchange payments under the terms of the contract.

Other Hedges
Applied Biosystems also uses derivative financial instruments to hedge against the adverse effects that foreign currency exchange rate fluctuations may have on its foreign currency denominated net asset positions. The gains and losses on these derivatives are expected to largely offset transaction losses and gains, respectively, on the underlying foreign currency denominated assets and liabilities, both of which are recorded in other expense.

                               APPLIED BIOSYSTEMS
      NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

At June 30, 2000 and September 30, 2000, the Company had forward, option, and range forward contracts outstanding for the sale and purchase of foreign currencies as summarized in the following table:

(Dollar amounts in millions)               June 30, 2000              September 30, 2000
                                           -------------              ------------------
                                      Sale         Purchase         Sale           Purchase
                                  -----------     ----------     -----------      ----------
Japanese Yen                         $  92.3         $    -         $ 104.2          $    -
Euro                                    43.8            8.0            64.8            16.5
British Pounds                          31.1           26.4            33.3            16.5
Singapore Dollars                       10.0             .8             9.5
Australian Dollars                       3.1                            8.0
Other                                    4.7                            6.2
                                  -----------     ----------     -----------      ----------
Total                                $ 185.0         $ 35.2         $ 226.0          $ 33.0
                                  ===========     ==========     ===========      ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three month periods ended September 30, 1999 and 2000, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $11.7 million and $14.5 million, respectively.

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Management's Discussion of Operations

The PE Biosystems group is currently doing business as Applied Biosystems. PE Corporation (the "Company") received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of the Company's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to as Applied Biosystems.

The following discussion should be read in conjunction with Applied Biosystems' condensed combined financial statements and related notes and the Company's condensed consolidated financial statements and related notes included in this report; the Applied Biosystems' "Management's Discussion and Analysis" appearing on pages 10 - 19 of the Company's 2000 Annual Report to Stockholders; and the Company's "Management's Discussion and Analysis" appearing on pages 73 - 87 of the Company's 2000 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations the impact on the Company's reported results of the movement in foreign currency exchange rates from one reporting period to another is referred to as "foreign currency translation."

Events Impacting Comparability

Gain on investments. The first quarter of fiscal 2001 included a before-tax gain of $12.0 million related to the sale of a minority equity investment.

Results of Operations for the Three Months Ended September 30, 2000 Compared With the Three Months Ended September 30, 1999

Applied Biosystems reported net income of $49.1 million for the first quarter of fiscal 2001 compared with $29.7 million for the first quarter of fiscal 2000. On a comparable basis, excluding the gain on the sale of a minority equity investment from the first quarter of fiscal 2001, net income increased 39% as compared with the first quarter of fiscal 2000. This increase was attributable to the growth in net revenues and lower operating expenses as a percentage of net revenues.

Net revenues were $363.6 million for the first quarter of fiscal 2001 compared with $292.3 million for the first quarter of fiscal 2000, an increase of 24%. The effects of foreign currency had approximately a $7 million, or 2%, negative impact on net revenues compared with the prior year as weakness in the euro and British pound was only partially offset by strengthening of the Japanese yen. Revenues from leased instruments and shipments to the Celera Genomics group were $14.5 million and $11.7 million for the first quarter of fiscal 2001 and fiscal 2000, respectively.

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Geographically, Applied Biosystems reported revenue growth in all regions for the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000. Revenues increased 30.7% in the United States, 18.5% in Europe, 17.3% in the Far East, and 16.7% in Latin America and other markets, compared with the first quarter of the prior fiscal year. Excluding the effects of currency translation, revenues grew approximately 14.8% in the Far East and approximately 30.0% in Europe. Contributors to the increase in net revenues were the ABI Prism(R) 3700 and ABI Prism(R) 3100 DNA analyzers; Sequence Detection Systems instruments and reagents for gene expression and SNP analysis; license agreements; high-end mass spectrometer instruments for proteomics; DNA sequencing consumables; consumables for DNA forensic analysis; and custom oligonucleotide synthesis.

Gross margin as a percentage of net revenues was 53.3% for the first quarter of fiscal 2001 compared with 53.0% for the first quarter of fiscal 2000. The slight increase in the gross margin as a percentage of net revenues was primarily attributable to a change in product mix.

SG&A expenses were $90.0 million for the first quarter of fiscal 2001 compared with $77.7 million for the first quarter of fiscal 2000, an increase of 15.7%. This increase was due to higher planned worldwide selling and marketing expenses reflecting the growth in sales and orders. As a percentage of net revenues, SG&A expenses were 24.7% for the first quarter of fiscal 2001 compared with 26.6% for the first quarter of fiscal 2000.

R&D expenses were $46.1 million for the first quarter of fiscal 2001 compared with $32.0 million for the prior year, an increase of 44.0%, as a result of investment in new products and technologies. As a percentage of net revenues, R&D expenses were 12.7% for the first quarter of fiscal 2001 compared with 11.0% for the first quarter of fiscal 2000.

Operating income increased to $57.9 million for the first quarter of fiscal 2001 compared with $45.0 million for the prior year. Applied Biosystems benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as percentage of net revenues. Operating income as a percentage of net revenues increased to 15.9% for the first quarter of fiscal 2001 compared with 15.4% for the prior year.

During the first quarter of fiscal 2001, Applied Biosystems recorded a before-tax gain of $12.0 million on the sale of a minority equity investment.

Interest expense was $.3 million for the first quarter of fiscal 2001 compared with $2.2 million for the prior year. The first quarter of fiscal 2000 included interest on the $150 million note payable to the Celera Genomics group. The note was paid in the fourth quarter of fiscal 2000. Interest income was $4.4 million for the first quarter of fiscal 2001 compared with $4.2 million for the prior year. The increase was due to higher cash balances and higher interest rates for fiscal 2001 compared with fiscal 2000. The first quarter of fiscal 2000 included interest income on the $150 million note receivable

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other expense, net was $2.9 million for the first quarter of fiscal 2001 compared with $4.6 million for the prior year. These amounts were primarily related to the Company's foreign currency management program.

The effective income tax rate was 31% for the first quarter of fiscal 2001 compared with 30% for the prior year. Excluding the sale of a minority equity investment in fiscal 2001, the effective income tax rate was 30%. See Note 1 to Applied Biosystems combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Market Risk

Applied Biosystems operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For fiscal 2000, Applied Biosystems derived approximately 50% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

Applied Biosystems performed sensitivity analyses as of September 30, 2000 and June 30, 2000 on its foreign currency derivative financial instruments. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar at September 30, 2000, Applied Biosystems calculated a hypothetical loss of $3.5 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged. Performing a similar hypothetical calculation at June 30, 2000, Applied Biosystems calculated a hypothetical loss of $1.9 million. These hypothetical analyses exclude the impact of foreign currency translation on Applied Biosystems' operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges. See Note 7 to the condensed combined financial statements for a further discussion of derivative financial instruments.

Management's Discussion of Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Condensed Combined Statements of Financial Position and the Condensed Combined Statements of Cash Flows.

Significant Changes in the Condensed Combined Statements of Financial Position

Cash and cash equivalents were $277.7 million at September 30, 2000 compared with $394.6 million at June 30, 2000, with total debt of $49.2 million at September 30, 2000 compared with $51.8 million at June 30, 2000. Working capital was $397.5 million at September 30, 2000 compared with $395.1

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


million at June 30, 2000. Debt to total capitalization remained unchanged at 5% at September 30, 2000 compared with June 30, 2000.

Accounts receivable decreased $10.7 million to $356.7 million at September 30, 2000 from $367.4 million at June 30, 2000, primarily due to foreign currency translation.

Property, plant and equipment, net increased $58.8 million to $289.7 million at September 30, 2000 from $230.9 million at June 30, 2000 primarily due to Applied Biosystems' purchase of property in Pleasanton, California.

Other long-term assets decreased $17.9 million to $451.5 million at September 30, 2000 from $469.4 million at June 30, 2000, primarily as a result of a net decrease in value of the Company's minority equity investments, partially offset by an increase in purchased license agreements.

The tax benefit payable to the Celera Genomics group decreased $10.2 million to $6.5 million at September 30, 2000 from $16.7 million at June 30, 2000. The reimbursable limit of $75 million was reached during the first quarter of fiscal 2001. See Note 2 to the condensed combined financial statements for a further discussion of the tax allocation policy.

Accounts payable decreased $38.9 million to $134.7 million at September 30, 2000 from $173.6 million at June 30, 2000 primarily due to the timing of vendor payments.

Accrued salaries and wages decreased $39.6 million to $39.8 million at September 30, 2000 from $79.4 million at June 30, 2000 reflecting the timing of payments of certain compensation accruals.

Accrued taxes on income decreased $27.4 million to $122.1 million at September 30, 2000 from $149.5 million at June 30, 2000 primarily due to the timing of certain income tax payments.

Condensed Combined Statements of Cash Flows. Net cash used by operating activities was $54.6 million for the first three months of fiscal 2001 compared with $62.2 million for the same period in fiscal 2000. For the first three months of fiscal 2001 compared with the same period in the prior year, higher income-related cash flows and lower increases in receivables, inventory and prepaid expenses and other assets were partially offset by higher payments to suppliers and payments of certain compensation accruals.

Net cash used by investing activities was $62.7 million for the first three months of fiscal 2001 compared with $14.6 million for the first three months of fiscal 2000. In the first three months of fiscal 2001, Applied Biosystems' capital expenditures were $71.9 million, which included approximately $54 million related to the purchase of property in Pleasanton, California for the future construction of new office, laboratory and light manufacturing facilities. In the first quarter of fiscal 2001, Applied Biosystems realized $12.0 million from the sale of a minority equity investment and invested $3.0 million in an additional minority equity investment.

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


Net cash used by discontinued operations was $1.2 million for the first three months of fiscal 2001 compared with $4.6 million for the first three months of fiscal 2000. The fiscal 2000 and fiscal 2001 uses were for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $7.3 million for the first three months of fiscal 2001 compared with $4.1 million for the prior period. For the first three months of fiscal 2001, Applied Biosystems received $17.6 million in proceeds from employee stock option exercises compared with $7.3 million for the prior period. Loans payable decreased $1.5 million for the first three months of fiscal 2001 compared with an increase of $5.5 million for the prior year.

At September 30, 2000, the Company had unused credit facilities, including the revolving credit agreement, totaling $333 million, which is available to both Applied Biosystems and the Celera Genomics group.

Outlook

Applied Biosystems expects to continue to grow and maintain profitability in fiscal 2001. Applied Biosystems should continue to benefit from its customers in basic medical research, pharmaceutical development, and applied markets for sophisticated, automated, and cost-effective life science tools.

Demand is expected to continue for a variety of tools to gather, interpret, and integrate biological information to achieve a better understanding of human health and disease. Applied Biosystems should also benefit from the introduction of new products designed to meet these demands during fiscal 2001. For example, Applied Biosystems recently announced a new product and initiative in proteomics. Shipment of the first Maldi TOF/TOF mass spectrometer was made to the Celera Genomics group in the first quarter of fiscal 2001. Deliveries of this product to early access customers are expected to begin in the first half of calendar year 2001.

Recently, the Company announced plans to expand its existing molecular diagnostics business, which currently is part of Applied Biosystems. This initiative is anticipated to leverage several technological resources of Applied Biosystems and the Celera Genomics group. The initiative will start as a part of Applied Biosystems, with the Celera Genomics group actively participating. Further details regarding the initiative and its status within the Company's capital structure are anticipated to be announced in the coming months.

Applied Biosystems remains concerned about adverse currency effects because approximately 50% of Applied Biosystems' revenues were derived from regions outside the United States in fiscal 2000.

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

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

Rapidly changing technology in life sciences could make Applied Biosystems' product line obsolete unless it continues to improve existing products, develop new products, and pursue new market opportunities. A significant portion of the net revenues for Applied Biosystems each year is derived from products that did not exist in the prior year. Applied Biosystems' future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. Applied Biosystems' products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. Unanticipated difficulties or delays in replacing existing products with new products could adversely affect Applied Biosystems' future operating results. The pursuit of new market opportunities will add further complexity and require additional management attention and resources as these markets are addressed.

A significant portion of sales depends on customers' capital spending policies which may be subject to significant and unexpected decreases. A significant portion of Applied Biosystems' instrument product sales are capital purchases by its customers. Applied Biosystems' customers include pharmaceutical, environmental, research, and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for Applied Biosystems' products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for Applied Biosystems' products.

A substantial portion of Applied Biosystems' sales is to customers at universities or research laboratories whose funding is dependent on both the level and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

unavailable to various institutions, sometimes without advance notice. Budgetary pressures, particularly in the United States and Japan, may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase Applied Biosystems' products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the business of Applied Biosystems could be adversely affected.

Due to rapidly developing technology and lack of legal precedents, Applied Biosystems' products could be subject to claims for patent infringement and trade secret theft. Applied Biosystems' products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed but unpublished patent applications that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and Applied Biosystems' belief that its products do not infringe the technology covered by patents and patent applications could be successfully challenged by third parties. Also, in the course of its business, Applied Biosystems may from time to time have access to confidential or proprietary information of third parties, and such parties could bring a theft of trade secret claim against Applied Biosystems asserting that Applied Biosystems' products improperly utilize technologies which are not patented but which are protected as trade secrets. Applied Biosystems has been and could be in the future made a party to litigation regarding intellectual property matters. Applied Biosystems has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and we cannot assure you that Applied Biosystems will be able to obtain these licenses or other rights on commercially reasonable terms.

Since Applied Biosystems' business is dependent on foreign sales, fluctuating currencies will make our revenues and operating results more volatile. Approximately 50% of Applied Biosystems' net revenues during fiscal 2000 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. As a result, Applied Biosystems' reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond Applied Biosystems' control.

Integrating acquired technologies may be costly and may not result in technological advances. The future growth of Applied Biosystems depends in part on its ability to acquire complementary technologies through acquisitions and investments. The consolidation of employees, operations, and marketing and distribution methods could present significant managerial challenges. For example, Applied Biosystems may encounter operational difficulties in the integration of manufacturing or other facilities. In addition, technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all.

                               APPLIED BIOSYSTEMS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued


Earthquakes could disrupt operations in California. A significant portion of Applied Biosystems' operations is located near major California earthquake faults. The ultimate impact of earthquakes on Applied Biosystems, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                          Three months ended
                                                             September 30,
                                                          1999           2000
                                                      -------------  -------------
Net Revenues                                          $    8,279     $   18,253

Costs and Expenses
Research and development                                  32,164         46,744
Selling, general and administrative                        8,407         13,030
Amortization of goodwill and intangibles                                 11,081
                                                      -------------  -------------
Operating Loss                                           (32,292)       (52,602)
Interest expense                                              51            786
Interest income                                            2,033         18,186
Other income, net                                                            11
                                                      -------------  -------------
Loss Before Income Taxes                                 (30,310)       (35,191)
Benefit for income taxes                                  10,912          9,502
                                                      -------------  -------------
Net Loss                                              $  (19,398)    $  (25,689)
                                                      =============  =============
Net Loss per Share (see Note 5)
  Basic and diluted                                   $     (.38)    $     (.43)



See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)



                                                                At June 30,    At September 30,
                                                                   2000             2000
                                                             ---------------   ---------------
                                                                                 (unaudited)

Assets
Current assets
  Cash and cash equivalents                                  $    569,894      $    566,548
  Short-term investments                                          541,140           540,745
  Tax benefit receivable from Applied Biosystems                   16,702             6,478
  Accounts receivable, net                                         14,936            11,514
  Inventories, net                                                  3,336             2,806
  Prepaid expenses and other current assets                         2,283             2,981
                                                             ---------------   ---------------
Total current assets                                            1,148,291         1,131,072

Property, plant and equipment, net                                111,442           111,426
Other long-term assets                                            153,524           147,082
                                                             ---------------   ---------------
Total Assets                                                 $  1,413,257      $  1,389,580
                                                             ===============   ===============

Liabilities and Group Equity
Current liabilities
  Short-term debt                                            $          -      $     46,000
  Accounts payable                                                 21,566            22,088
  Accrued salaries and wages                                       10,251             9,045
  Deferred revenues                                                24,169            16,086
  Other accrued expenses                                           11,266            10,510
                                                             ---------------   ---------------
Total current liabilities                                          67,252           103,729

  Long-term debt                                                   46,000
  Other long-term liabilities                                       9,189             9,189
                                                             ---------------   ---------------
Total Liabilities                                                 122,441           112,918

Group Equity                                                    1,290,816         1,276,662
                                                             ---------------   ---------------
Total Liabilities and Group Equity                           $  1,413,257      $  1,389,580
                                                             ===============   ===============

The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group. The change is expected to become effective during the second quarter of fiscal 2001.

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                      Three months ended
                                                                         September 30,
                                                                     1999             2000
                                                                 -------------   --------------
Operating Activities
Net loss                                                         $  (19,398)     $   (25,689)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                                     4,487           15,961
    Long-term compensation program                                                       332
    Deferred income taxes                                            (3,422)          (3,157)
Changes in operating assets and liabilities
    Decrease in tax benefit receivable
        from Applied Biosystems                                       2,445           10,224
    (Increase) decrease in accounts receivable                       (3,369)           3,422
    Decrease in inventory                                                                530
    (Increase) decrease in prepaid expenses and other assets           (829)             503
    Decrease in accounts payable and other liabilities               (6,507)          (9,318)
                                                                 -------------   --------------
Net Cash Used by Operating Activities                               (26,593)          (7,192)
                                                                 -------------   --------------
Investing Activities
Additions to property, plant and equipment                          (14,069)          (4,967)
Purchases of short-term investments, net                                                 622
                                                                 -------------   --------------
Net Cash Used by Investing Activities                               (14,069)          (4,345)
                                                                 -------------   --------------
Financing Activities
Net change in loans payable                                          46,000
Proceeds from stock issued for stock plans                            3,223            8,191
                                                                 -------------   --------------
Net Cash Provided by Financing Activities                            49,223            8,191
                                                                 -------------   --------------
Net Change in Cash and Cash Equivalents                               8,561           (3,346)
Cash and Cash Equivalents Beginning of Period                        71,491          569,894
                                                                 -------------   --------------
Cash and Cash Equivalents End of Period                          $   80,052      $   566,548
                                                                 =============   ==============

The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group. The change is expected to become effective during the second quarter of fiscal 2001.


See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The PE Biosystems group is currently doing business as Applied Biosystems. PE Corporation (the "Company") received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of the Company's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to as Applied Biosystems.

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Company's 2000 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

The unaudited condensed combined financial statements reflect, in the opinion of the Company's management, all adjustments that are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the condensed combined financial statements have been reclassified for comparative purposes.

The Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements.

NOTE 2 - ALLOCATION OF FEDERAL AND STATE INCOME TAXES

The federal income taxes of the Company and its subsidiaries which own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Company's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are credited to the group that generated such benefits. Intergroup transactions are taxed as if each group were a stand-alone company. Tax benefits generated by the Celera Genomics group commencing July 1, 1998, which could be utilized on a consolidated basis, have been credited to the Celera Genomics group up to a limit of $75 million. As of September 30, 2000, the Celera Genomics group had generated $77.9 million of tax benefits that were utilized by Applied Biosystems since July 1, 1998. The amounts utilized by Applied Biosystems in excess of the $75 million limit are not reimbursed to the Celera Genomics group and are recorded to group equity in the Celera Genomics group's Condensed

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

Combined Statements of Financial Position. See Note 1 to the Celera Genomics group's combined financial statements included in the Company's 2000 Annual Report to Stockholders for a further discussion of the tax allocation policy.

NOTE 3 - ACQUISITIONS

Paracel, Inc. During the fourth quarter of fiscal 2000, the Company acquired Paracel, Inc. in a stock-for-stock transaction. The net assets and results of operations of Paracel were included in the Celera Genomics group's condensed combined financial statements from the date of acquisition. The following selected unaudited pro forma information for the Celera Genomics group assumes the acquisition had occurred at the beginning of fiscal 2000 and gives effect to purchase accounting adjustments:

(Dollar amounts in millions except per share amounts)      Three months ended
                                                           September 30, 1999
                                                        -------------------------
Net revenues                                                           $ 11.3
Net loss                                                               $(33.5)
Net loss per share
   Basic and diluted                                                   $ (.63)

See Note 2 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a further discussion of this acquisition.

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive income included in Group Equity in the Condensed Combined Statements of Financial Position consists of unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three month periods ended September 30, 1999 and 2000 is presented in the following table:

(Dollar amounts in millions)                                  Three months ended
                                                                September 30,
                                                            1999              2000
                                                        --------------     ------------
Net loss                                                    $ (19.4)         $ (25.7)
Other comprehensive income, net of tax:
  Unrealized gain on investments, net                                             .3
                                                        --------------     ------------
Comprehensive loss                                          $ (19.4)         $ (25.4)
                                                        ==============     ============

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued


NOTE 5 - LOSS PER SHARE

The following table presents a reconciliation of basic and diluted loss per share:

(Amounts in thousands                                        Three months ended
  except per share amounts)                                     September 30,
                                                           1999               2000
                                                        -------------     -------------
Weighted average number of common
  shares used in the calculation of basic
  loss per share                                            51,466            59,709

Common stock equivalents
                                                        -------------     -------------
Shares used in the calculation of diluted
  loss per share                                            51,466            59,709
                                                        =============     =============
Net loss used in the calculation of
  basic and diluted loss per share                        $(19,398)         $(25,689)
                                                        =============     =============
Net loss per share
   Basic and diluted                                      $   (.38)         $   (.43)


Options and warrants to purchase 12.3 million shares of PE Corporation-Celera Genomics Group Common Stock were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share because the effect was antidilutive.

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                   June 30,    September 30,
                                                 2000          2000
                                             -----------  --------------
Raw materials and supplies                       $  1.9          $  2.6
Finished products                                   1.4              .2
                                             -----------  --------------
Total inventories                                $  3.3          $  2.8
                                             ===========  ==============


                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                                    Three months ended
                                                                   September 30,
                                                                1999          2000
                                                            ------------- --------------
Utilization of tax benefits by
    Applied Biosystems                                         $     -        $   2.9
Tax benefit related to employee stock options                  $     -        $   5.7

NOTE 8 - DEBT

Long-term debt at June 30, 2000 consisted of $46.0 million of commercial paper borrowing. The Company had the necessary credit facilities, through its revolving credit agreement, to refinance the commercial paper borrowings on a long-term basis. At June 30, 2000, these borrowings were classified as a noncurrent liability because it was the Company's intent to refinance these obligations on a long-term basis. In October 2000, the Company decided to repay this debt; therefore, at September 30, 2000, these borrowings were classified as a current liability.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three month periods ended September 30, 1999 and 2000, research and development expenses included $12.4 million and $14.1 million, respectively, for lease payments on instruments and the purchase of consumables and project materials from Applied Biosystems.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The PE Biosystems group is currently doing business as Applied Biosystems. PE Corporation (the "Company") received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of the Company's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to as Applied Biosystems.

The following discussion should be read in conjunction with the Celera Genomics group's condensed combined financial statements and related notes and the Company's condensed consolidated financial statements and related notes included in this report; the Celera Genomics group's "Management's Discussion and Analysis" appearing on pages 46 - 54 of the Company's 2000 Annual Report to Stockholders; and the Company's "Management's Discussion and Analysis" appearing on pages 73 - 87 of the Company's 2000 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Events Impacting Comparability

Acquisition. During the fourth quarter of fiscal 2000, the Company acquired Paracel, Inc. in a stock-for-stock transaction. Paracel produces advanced genomic and text analysis technologies. Its products include a hardware accelerator for sequence comparison, a hardware accelerator for text search, and sequence analysis software tools. See Note 3 to the condensed combined financial statements for a discussion of this acquisition.

Results of Operations for the Three Months Ended September 30, 2000 Compared With the Three Months Ended September 30, 1999

The Celera Genomics group reported a net loss of $25.7 million for the first quarter of fiscal 2001 compared with a net loss of $19.4 million for the first quarter of fiscal 2000. The increase in the net loss reflected the increased investment in research and development activities relating to expanded scientific and annotation teams and bioinformatics staff; increased operating expenses required to support expanded product and business development activities; amortization of goodwill and intangibles primarily due to the Paracel acquisition; and expansion of sales and marketing capabilities. These increased expenses were partially offset by increased net revenues and interest income.

Net revenues for the Celera Genomics group were $18.3 million for the first quarter of fiscal 2001 compared with $8.3 million for the first quarter of fiscal 2000. The increased revenues resulted primarily from database subscription agreements initiated during fiscal 2000 and the first quarter of fiscal 2001, as well as revenues from Paracel and an increase in genomics services revenues.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

R&D expenses increased $14.5 million to $46.7 million for the first quarter of fiscal 2001 from $32.2 million for the first quarter of fiscal 2000 primarily as a result of the development of expanded bioinformatics and software development capabilities. The group also expanded its scientific and annotation research teams and bioinformatics and software engineering staff. The Celera Genomics group's R&D program is focused on building the definitive genome reference database, which should allow the Celera Genomics group's customers to enhance their genetic and pharmaceutical research programs. In addition, the Celera Genomics group has begun development of its own discovery platform and is currently accelerating its gene discovery work and expanding its capabilities in functional genomics. The Celera Genomics group has begun assembling a major research program in proteomics and the construction of an industrial-scale protein research facility in Rockville, Maryland.

SG&A expenses were $13.0 million for the first quarter of fiscal 2001 compared with $8.4 million for the first quarter of fiscal 2000. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capablities. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

The Celera Genomics group recorded $11.1 million of expenses relating to the amortization of goodwill and other intangibles primarily due to Paracel, which was acquired in the fourth quarter of fiscal 2000.

Interest expense was $.8 million for the first quarter of fiscal 2001 compared with $.1 million for the first quarter of fiscal 2000. Interest expense in both periods reflects the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing was entered into during the first quarter of fiscal 2000. Interest income was $18.2 million for the first quarter of fiscal 2001 compared with $2.0 million for the first quarter of fiscal 2000. The increase was attributable to interest income on cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of PE Corporation-Celera Genomics Group Common Stock completed in March 2000. The first quarter of fiscal 2000 included interest income from the $150 million note receivable from Applied Biosystems. This note was collected in the fourth quarter of fiscal 2000.

The effective income tax rate was 27% for the first quarter of fiscal 2001 and 36% for the first quarter of fiscal 2000. The decrease in the effective income tax benefit rate was due to the amortization of nondeductible goodwill relating to the acquisition of Paracel, which occurred in the fourth quarter of fiscal 2000. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

Management's Discussion of Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Combined Statements of Financial Position and the Condensed Combined Statements of Cash Flows.

Significant Changes in the Condensed Combined Statements of Financial Position.

Cash and cash equivalents and short-term investments were $1.1 billion at September 30, 2000 and June 30, 2000, with debt of $46.0 million at September 30, 2000 and June 30, 2000. Working capital was $1.0 billion at September 30, 2000 and $1.1 billion at June 30, 2000.

During the first quarter of fiscal 2001, the Company's $46.0 million of commercial paper borrowing was reclassified from long-term to short-term due to the Company's decision to repay the commercial paper during the second quarter of fiscal 2001.

The Celera Genomics group had a tax benefit receivable from Applied Biosystems of $6.5 million and $16.7 million at September 30, 2000 and June 30, 2000, respectively. These amounts represent the tax benefits reimbursable from Applied Biosystems for the first quarter of fiscal 2001 and the fourth quarter of fiscal 2000, respectively. The tax benefit receivable is settled on a quarterly basis. At September 30, 2000, Applied Biosystems had utilized tax benefits generated by the Celera Genomics group in excess of the maximum reimbursable amount. See Note 2 to the Celera Genomics group's condensed combined financial statements for a discussion of allocations of federal and state income taxes.

Accounts receivable decreased $3.4 million to $11.5 million at September 30, 2000 from $14.9 million at June 30, 2000, primarily as a result of the timing of payments received on subscription agreements.

Deferred revenues decreased $8.1 million to $16.1 million at September 30, 2000 from $24.2 million at June 30, 2000 due to the timing of subscriptions received for database and genomic services agreements, offset by revenue recognized under these agreements.

Condensed Combined Statements of Cash Flows. Cash used by operating activities was $7.2 million for the first three months of fiscal 2001 compared with $26.6 million for the same period in the prior year. The decrease in cash used by operating activities resulted primarily from lower net cash operating losses and a decrease in accounts receivable during the first quarter of fiscal 2001 as compared to an increase in accounts receivable in the first quarter of fiscal 2000.

Net cash used by investing activities for capital expenditures was $5.0 million for the first three months of fiscal 2001 compared with $14.1 million for the first three months of fiscal 2000. Fiscal 2000 capital expenditures included payments of $8.1 million for software licenses. The capital

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

expenditures for the first three months of fiscal 2001 included $1.6 million of purchases from Applied Biosystems.

Net cash provided by financing activities was $8.2 million for the first three months of fiscal 2001 compared with $49.2 million for same period in the prior year. For the first three months of fiscal 2001, $8.2 million in proceeds were received from stock issued for employee stock plans as compared with $3.2 million in the same period of the prior year. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Rockville, Maryland facilities.

At September 30, 2000, the Company had unused credit facilities, including the revolving credit agreement, totaling $333 million, which is available to both the Celera Genomics group and Applied Biosystems.

Outlook

The Celera Genomics group expects to see a continued expansion in the customer base for online genomics information products and related genomics services, with corresponding increases in revenues during fiscal 2001. Revenue growth should come primarily from increasing the customer base among the major pharmaceutical and biotech companies, academic institutions, and non-profit research organizations and strengthening the Celera Genomics group's research collaborations and services business.

The Celera Genomics group has made substantial progress in sequencing the mouse genome, which is an important model in human disease studies and therapeutic discovery and development. In early October 2000, the Celera Genomics group completed the three-fold sequencing of the genomes of three mouse strains to ensure a 95 percent representation of the mouse genome. Recently, the National Institutes of Health announced that it will accelerate its efforts to sequence the mouse genome. The public effort is sequencing a mouse strain different from the three strains involved in Celera's proprietary program. The Celera Genomics group's database products are expected to be enhanced by the public effort to sequence a mouse genome. With this additional strain, Celera expects to provide its customers with a diverse set of mouse genetic information and cover each of the most frequently used mouse strains used in medical research.

The expected increase in revenues could be offset as the Celera Genomics group accelerates new investments to build discovery platforms and continues staffing the organization. R&D expenses are expected to continue to grow as the research and bioinformatics areas are expanded. The Celera Genomics group is currently accelerating its gene discovery work and expanding its capabilities in functional genomics and has begun assembling a research program in proteomics and the construction of an industrial-scale protein research facility in Rockville,

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

Maryland. SG&A expenses are also expected to increase as the group continues to establish its sales and marketing functions.

Recently, the Company announced plans to expand its existing molecular diagnostics business, which currently is part of Applied Biosystems. This initiative is anticipated to leverage several technological resources of Applied Biosystems and the Celera Genomics group. The initiative will start as a part of Applied Biosystems, with the Celera Genomics group actively participating. Further details regarding the initiative and its status within the Company's capital structure are anticipated to be announced in the coming months.

The Company believes the Celera Genomics group's existing cash and cash equivalents and short-term investments are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to the sequencing and assembly of the human genome and the development of information products and related genomics services from this data. While the Company intends to use the net proceeds from the Celera Genomics group's follow-on public offering, which was completed in March 2000, primarily to fund its new product and technology development activities in functional genomics, with an emphasis on proteomics and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. The Celera Genomics group's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

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

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $204.5 million as of September 30, 2000 and expects that it will continue to incur additional net losses for the foreseeable future. These losses may increase as Celera expands its investments in new technology and product development, including the development of its functional genomics and personalized health/medicine efforts. As an early-stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

operations, pursuing key scientific goals, and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

Celera Genomics' business plan is unique and expanding. No organization has ever attempted to combine in one business organization all of the Celera Genomics group's businesses. In addition, as Celera Genomics moves beyond completion of the sequencing of the human genome, it is expanding its business plan to provide new scientific services to customers in areas such as functional genomics, personalized health/medicine, and proteomics. The offering of genomics databases, functional genomics, proteomics, and personalized health/medicine capabilities targeted at a wide variety of customers, from pharmaceutical companies to university researchers, has a number of risks, including pricing and volume issues, technology and access concerns, computer security, pursuit of key scientific goals, and protection of intellectual property. The addition of the functional genomics, personalized health/medicine, and proteomics efforts will add further complexity and require additional management attention and resources as these new markets are addressed.

Celera Genomics' business plan depends heavily on final assembly and annotation of the human genome. The Celera Genomics group is assembling human genome sequence data obtained using "whole genome shotgun sequencing." Although we believe that the Celera Genomics group's sequencing and assembly efforts will be successfully completed based on Celera Genomics' experience to date, Celera Genomics is using methods, together with data from whole genome shotgun sequencing, which have not previously been applied to complete final assembly of a genome with the size and complexity of the human genome. The Celera Genomics group's ability to retain its existing customers and attract new customers is heavily dependent upon the final assembly and continued annotation of the human genome. This information is essential to the functional genomics and personalized health/medicine components of Celera Genomics' business strategy in which Celera Genomics intends to make substantial investments in the near future. As a result, failure to complete the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's business.

Celera Genomics' revenue growth depends on retaining existing and adding new customers. The Celera Genomics group has a small number of customers, the revenues from which will offset only a small portion of its expenses. In order to generate significant additional revenues, the Celera Genomics group must obtain additional customers and retain its existing customers. Celera Genomics' ability to retain existing and add new customers depends upon customers' continued belief that Celera Genomics' products can help accelerate their drug discovery and development efforts and fundamental discoveries in biology. Although customer agreements typically have multi-year terms, there can be no assurance that any will be renewed upon expiration. The Celera Genomics group's future revenues are also affected by the extent to which existing customers expand their agreements to include new services and database products. In some cases, the Celera Genomics group may accept milestone payments or future royalties on products developed by its customers as

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

consideration for access to Celera Genomics' databases and products in lieu of a portion of subscription fees. Such arrangements are unlikely to produce revenue for the Celera Genomics group for a number of years, if ever, and depend heavily on the research and product development, sales and marketing, and intellectual property protection abilities of the customer.

Use of genomics information to develop or commercialize products is unproven. The development of new drugs and the diagnosis of disease based on genomic information is unproven. Few therapeutic or diagnostic products based on genomic discoveries have been developed and commercialized, and to date no one has developed or commercialized any therapeutic, diagnostic, or agricultural products based on the Celera Genomics group's technologies. If the Celera Genomics group's customers are unsuccessful in developing and commercializing products based on the group's databases or other products or services, customers and the group may be unable to generate sufficient revenues, and its business may suffer as a result. Development of such products will be subject to risks of failure, including that such products will be found to be toxic, found to be ineffective, fail to receive regulatory approvals, fail to be developed prior to the successful marketing of similar products by competitors, or infringe on proprietary rights of third parties.

The genomics industry is intensely competitive and evolving. There is intense competition among entities attempting to sequence segments of the human genome and identify genes associated with specific diseases and develop products, services, and intellectual property based on these discoveries. Celera Genomics faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies, both in the United States and abroad. A number of companies, other institutions, and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning, the study of genetic variation, functional genomics, and other genomic service businesses. Some of these competitors are developing databases containing gene sequence, gene expression, genetic variation, or other biological information and are marketing or plan to market their data to pharmaceutical and biotechnology companies and academic and research institutions. Additional competitors may attempt to establish databases containing this information in the future. The Celera Genomics group has licensed some of its key technology on a non-exclusive basis from third parties, and therefore such technology may be available for license by the Company's competitors.

Competitors may also discover, characterize, or develop important genes, drug targets or leads, drug discovery technologies, or drugs in advance of Celera Genomics or its customers, or which are more effective than those developed by Celera Genomics or its customers, or may obtain regulatory approvals of their drugs more rapidly than Celera Genomics' customers do, any of which could have a material adverse effect on any of Celera Genomics' similar programs. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit Celera Genomics' rights or its customers' ability to use Celera Genomics' products to commercialize therapeutic, diagnostic, or agricultural products. In addition, a customer may use the Celera Genomic group's

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

services to develop products that compete with products separately developed by the Group or its other customers.

Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery, drug development, and diagnostics based on gene sequencing, target gene identification, bioinformatics, and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Celera Genomics also faces competition from providers of software. A number of companies have announced their intent to develop and market software to assist pharmaceutical companies and academic researchers in managing and analyzing their own genomic data and publicly available data.

Celera Genomics' current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries. The Celera Genomics group derives a substantial portion of its revenues from fees paid by pharmaceutical companies and larger biotechnology companies for its information products and services, including Amgen Inc., Novartis Pharma AG, Pharmacia & Upjohn, Pfizer Inc., Takeda Chemical Industries, Ltd., American Home Products Corporation, and Immunex Corporation. The Celera Genomics group expects that pharmaceutical companies and larger biotechnology companies will continue to be the Celera Genomics group's primary source of revenues for the foreseeable future. As a result, the Celera Genomics group is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

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

Celera Genomics relies on its strategic relationship with Applied Biosystems. The Celera Genomics group believes that its strategic relationship with Applied Biosystems has provided it with a significant competitive advantage in its efforts to date to sequence the human genome. Celera Genomics' timely completion of that work and successful extension of its business into the functional genomics, personalized health/medicine, and proteomics arenas will depend on Applied Biosystems' ability to continue to provide leading-edge, proprietary technology and products, including technologies relating to genetic analysis, protein analysis, and high-throughput screening. If Applied Biosystems is unable to supply these technologies, Celera will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with Applied Biosystems that adversely affects the Celera Genomics group's access to Applied Biosystems' technology or failure by Applied Biosystems to continue to

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

develop new technologies or protect its proprietary technology could adversely affect Celera Genomics' business.

Introduction of new products may expose Celera Genomics to product liability claims. New products developed by Celera Genomics could expose Celera Genomics to potential product liability risks which are inherent in the testing, manufacturing, and marketing of human therapeutic and diagnostic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Genomics to spend significant time and money in litigation and to pay significant damages.

Celera Genomics could incur liabilities relating to hazardous materials that it uses in its research and development activities. Celera Genomics' research and development activities involve the controlled use of hazardous materials and chemicals, and may in the future involve various radioactive materials. In the event of an accidental contamination or injury from these materials, Celera could be held liable for damages in excess of its resources.

Celera Genomics' sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's ability to obtain new customers for genomic information products, value-added services and licenses to intellectual property depends on its customers' belief that the group can help accelerate their drug discovery efforts. The Celera Genomics group's sales cycle is typically lengthy because the group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. Celera may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical companies have affected, and may in the future affect, the timing and progress of the Celera Genomics group's sales efforts.

Scientific and management staff have unique expertise which is key to Celera Genomics' commercial viability and which would be difficult to replace. Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly J. Craig Venter, its President. For the sequencing and assembly of the human genome, the Celera Genomics group believes the following members of its staff are essential: Dr. Venter; Mark Adams, Vice President for Genome Programs; and Eugene Myers, Vice President of Informatics Research, who is responsible for the group assembling the genome. None of these individuals are party to employment agreements, non-competition agreements, or non-solicitation agreements with the Celera Genomics group. Additional members of the Celera Genomics group's medical, scientific, and bioinformatics staff are important to the development of information, tools, and services required for implementation of its business plan. Also, in an effort to meet the demands of its growing business, the group recently hired other key management personnel in the areas of operations, sales, marketing, and business development, and the group believes that these persons will be important to the successful growth of the group's

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

business. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on the Celera Genomics group's ability to achieve its goals.

Celera Genomics' competitive position may depend on patent and copyright protection, which may not be sufficiently available. The Celera Genomics group's ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and other intellectual property. While Celera Genomics' business is currently primarily dependent on revenues from access fees to its discovery and information system, obtaining patent protection may also be important to its business, in that Celera Genomics would be able to prevent competitors from making, using, or selling any of its technology for which it obtains a patent. Patent law affecting Celera Genomics' business, particularly gene sequences, gene function, and polymorphisms, is uncertain, and as a result, the Celera Genomics group is uncertain as to its ability to obtain intellectual property protection covering its information discoveries sufficient to prevent competitors from developing similar subject matter. Patents may not issue from patent applications that the Celera Genomics group may own or license. In addition, because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed patent applications for technology used by Celera Genomics or covered by Celera Genomics' pending patent applications without Celera Genomics being aware of such applications.

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

Celera Genomics' position may depend on its ability to protect trade secrets. The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group currently protects such information and procedures as trade secrets. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality, and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and the group may not have adequate remedies for any such breach. In addition, the group's trade secrets may otherwise become known or be independently developed by competitors.

Public disclosure of genomics sequence data could jeopardize Celera Genomics' intellectual property protection and have an adverse effect on the value of our products and services. The Celera Genomics group, the federally funded Human Genome Project, and others engaged in similar research have committed to make available to the public basic human sequence data. Such

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

disclosures might limit the scope of the Celera Genomics group's claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurance that such publication has not affected, and will not affect, the ability to obtain patent protection. Customers may conclude that uncertainties of such protection decrease the value of the Celera Genomics group's information products and services and, as a result, it may be required to reduce the fees it charges for such products and services.

Celera Genomics may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including Celera Genomics, are generally uncertain and involve complex legal, scientific, and factual questions. Celera Genomics' success in the functional genomics field may depend, in part, on its ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in the genomics industry. The Celera Genomics group may become a party to patent litigation or proceedings in the federal courts or at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties which may include subscribers to Celera Genomics' database information services. Interference proceedings may be necessary to establish which party was the first to discover such intellectual property. Celera Genomics may become involved in patent litigation against third parties to enforce the Celera Genomics group's patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to Celera Genomics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If an infringement litigation against Celera Genomics is resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling certain of its products or services without a license from a third party. Celera Genomics may not be able to obtain such a license on commercially acceptable terms, or at all.

The U.S. Patent and Trademark Office has issued several patents to third parties relating to single nucleotide polymorphisms ("SNPs"). If other important SNPs receive patents, Celera Genomics will need to obtain rights to those important SNPs in order to develop, use, and sell related assays. Such licenses may not be available to Celera Genomics on commercially acceptable terms, or at all.

Celera Genomics' business is dependent on the continuous, effective, reliable, and secure operation of its computer hardware, software, and internet applications and related tools and functions. Because the Celera Genomics group's business requires manipulating and analyzing large amounts of data, and communicating the results of such analysis to customers via the internet, the Celera Genomics group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, internet servers, and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or the Celera Genomics group's

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

customers' access to products through the Internet is interrupted, its business could suffer. The Celera Genomics group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, Celera Genomics' database products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support computational needs and its customers' drug efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact the Celera Genomics group's business.

Celera Genomics' research and product development depends on access to tissue samples and other biological materials. To continue to build its product base, Celera Genomics will need access to normal and diseased human and other tissue samples, other biological materials, and related clinical and other information, which may be in limited supply. Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If Celera Genomics loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for our products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed toward insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. This could lead to governmental authorities calling for limits on, or regulation of, the use of genetic testing, or prohibit testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for the Company's products.

Expected rapid growth in the number of its employees could absorb valuable management resources and be disruptive to the development of Celera Genomics' business. The Celera Genomics group expects to grow significantly. This growth will require substantial effort to hire new employees and train and integrate them into the Celera Genomics group's business and to develop and implement management information systems, financial controls, and facility plans. In addition, the Celera Genomics group will be required to create a sales and marketing organization and expand customer support resources as sales of its information products increase. The Celera Genomics group's inability to manage growth effectively would have a material adverse effect on its future operating results.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

The use of Celera Genomics' products and services by its customers may be subject to government regulation. Within the field of genomics, the use of the Celera Genomics group's products by pharmaceutical and biotechnology customers may be subject to certain U.S. Food and Drug Administration or other regulatory approvals. For example, any new drug developed by the efforts of the Celera Genomics group's customers as a result of their use of the Celera Genomics group's databases must undergo an extensive regulatory review process. This process can take many years and require substantial expense.

Within the field of personalized health/medicine, current and future patient privacy and healthcare laws and regulations issued by the FDA may limit the use of polymorphism data. To the extent that use of the Celera Genomics group's databases is limited, or additional costs are imposed on the Celera Genomics group's customers due to regulation, the Celera Genomics group's business may be adversely affected.

Furthermore, the Celera Genomics group may be directly subject to the regulations as a provider of diagnostic information. To the extent that such regulations restrict the sale of the Celera Genomics group's products or impose other costs, the Celera Genomics group's business may be materially adversely affected.

Future acquisitions may absorb significant resources and may be unsuccessful. As part of the Celera Genomics group's strategy, it expects to pursue acquisitions, investments, and other relationships and alliances. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities, and expenses that could have a material effect on the Celera Genomics group's financial condition and results of operations. For example, to the extent that it elects to pay the purchase price for such acquisitions in shares of Celera Genomics stock, such issuance of additional shares of Celera Genomics stock will be dilutive to holders of Celera Genomics stock. Acquisitions involve numerous other risks, including:

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

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                    continued

PE Corporation is subject to a purported class action lawsuit relating to its recent offering of shares of Celera Genomics stock which may be expensive and time consuming. PE Corporation and certain of its officers have been served in five lawsuits purportedly on behalf of purchasers of Celera Genomics stock in PE Corporation's offering of Celera Genomics stock completed on March 6, 2000. In the offering, PE Corporation sold an aggregate of approximately 4.4 million shares of Celera Genomics common stock at a public offering price of $225 per share. The complaints in these lawsuits generally allege that the prospectus used in connection with the offering contained inaccurate and misleading statements in violation of federal securities laws. The complaints seek unspecified damages, rescission, costs and expenses, and such other relief as the court deems proper. All of these lawsuits have been consolidated into a single case. Although PE Corporation believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

                                 PE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                         Three months ended
                                                            September 30,
                                                         1999           2000
                                                     -------------  -------------
Net Revenues                                         $  288,843     $  367,414
Cost of Sales                                           132,551        163,501
                                                     -------------  -------------
Gross Margin                                            156,292        203,913

Selling, general and administrative                      86,144        103,005
Research, development and engineering                    56,660         83,707
Amortization of goodwill and intangibles                                11,081
                                                     -------------  -------------
Operating Income                                         13,488          6,120
Gain on investment                                                      12,004
Interest expense                                            394          1,053
Interest income                                           4,408         22,567
Other expense, net                                       (4,580)        (2,902)
                                                     -------------  -------------
Income Before Income Taxes                               12,922         36,736
Provision for income taxes                                2,843         12,280
                                                     -------------  -------------
Net Income                                           $   10,079     $   24,456
                                                     =============  =============

Applied Biosystems (see Note 4)
  Net Income                                         $   29,707     $   49,144
      Basic per share                                $      .14     $      .23
      Diluted per share                              $      .14     $      .22
  Dividends per share                                $    .0425     $    .0425

Celera Genomics Group (see Note 4)
  Net Loss                                           $  (19,398)    $  (25,689)
      Basic and diluted per share                    $     (.38)    $     (.43)

The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of PE Corporation's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001.


See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                                        At June 30,     At September 30,
                                                           2000               2000
                                                      ---------------   ----------------
                                                                          (unaudited)
Assets
Current assets
  Cash and cash equivalents                           $    964,502      $     844,270
  Short-term investments                                   541,140            540,745
  Accounts receivable, net                                 378,593            357,972
  Inventories                                              157,827            158,769
  Prepaid expenses and other current assets                 83,465             90,996
                                                      ---------------   ----------------
Total current assets                                     2,125,527          1,992,752

Property, plant and equipment, net                         334,855            394,430

Other long-term assets                                     622,933            598,605
                                                      ---------------   ----------------
Total Assets                                          $  3,083,315      $   2,985,787
                                                      ===============   ================

Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                       $     15,693      $      59,885
  Accounts payable                                         191,484            146,520
  Accrued salaries and wages                                89,660             48,819
  Accrued taxes on income                                  149,584            121,879
  Other accrued expenses                                   200,079            187,869
                                                      ---------------   ----------------
Total current liabilities                                  646,500            564,972

Long-term debt                                              82,115             35,326
Other long-term liabilities                                134,208            143,301
                                                      ---------------   ----------------
Total Liabilities                                          862,823            743,599

Stockholders' Equity
  Capital stock
        PE Corporation - PE Biosystems group                 2,087              2,099
        PE Corporation - Celera Genomics group                 593                605
  Capital in excess of par value                         1,714,362          1,758,328
  Retained earnings                                        377,996            393,562
  Accumulated other comprehensive income                   125,454             87,594
                                                      ---------------   ----------------
Total Stockholders' Equity                               2,220,492          2,242,188
                                                      ---------------   ----------------

Total Liabilities and Stockholders' Equity            $  3,083,315      $   2,985,787
                                                      ===============   ================


The PE Biosystems group is currently doing business as Applied Biosystems. The Company received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of PE Corporation's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001.

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                          (Dollar amounts in thousands)

                                                                         Three months ended
                                                                           September 30,
                                                                        1999             2000
                                                                   --------------   --------------

Operating Activities from Continuing Operations
Net income from continuing operations                              $    10,079      $    24,456
Adjustments to reconcile net income to net cash
  used by operating activities
    Depreciation and amortization                                       16,847           28,962
    Long-term compensation programs                                      2,137            1,950
    Gain on sale of assets                                                              (12,004)
    Deferred income taxes                                                  603           (3,157)
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable                            (8,668)           5,532
  Increase in inventories                                              (10,465)          (2,806)
  Increase in prepaid expenses and other assets                        (25,826)         (13,480)
  Decrease in accounts payable and other liabilities                   (73,543)         (91,261)
                                                                   --------------   --------------
Net Cash Used by Operating Activities                                  (88,836)         (61,808)
                                                                   --------------   --------------
Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $372 and $148, respectively)                     (28,591)         (76,674)
Purchases of short-term investments, net                                                    622
Investments                                                               (125)          (3,006)
Proceeds from the sale of assets, net                                                    12,004
                                                                   --------------   --------------
Net Cash Used by Investing Activities                                  (28,716)         (67,054)
                                                                   --------------   --------------

Net Cash Used by Continuing Operations
  Before Financing Activities                                         (117,552)        (128,862)
                                                                   --------------   --------------
Net Cash Used by Operating Activities
  From Discontinued Operations                                          (4,561)          (1,228)
                                                                   --------------   --------------
Financing Activities
Net change in loans payable                                             51,537           (1,462)
Dividends                                                               (8,748)          (8,860)
Proceeds from stock issued for stock plans                              10,558           25,817
                                                                   --------------   --------------
Net Cash Provided by Financing Activities                               53,347           15,495
                                                                   --------------   --------------
Effect of Exchange Rate Changes on Cash                                  3,462           (5,637)
                                                                   --------------   --------------
Net Change in Cash and Cash Equivalents                                (65,304)        (120,232)
Cash and Cash Equivalents Beginning of Period                          308,021          964,502
                                                                   --------------   --------------
Cash and Cash Equivalents End of Period                            $   242,717      $   844,270
                                                                   ==============   ==============

The Company received stockholder approval at its 2000 Annual Meeting of a change of PE Corporation's name to Applera Corporation. This change is expected to become effective during the second quarter of fiscal 2001.

See accompanying notes to unaudited condensed consolidated financial statements.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The PE Biosystems group is currently doing business as Applied Biosystems. PE Corporation (the "Company") received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of the Company's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to as Applied Biosystems.

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Company's 2000 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments that are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the consolidated financial statements have been reclassified for comparative purposes.

Applied Biosystems' and the Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's consolidated financial statements.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 2 - ACQUISITIONS

Paracel, Inc. During the fourth quarter of fiscal 2000, the Company acquired Paracel, Inc. in a stock-for-stock transaction. The net assets and results of operations of Paracel were included in the Company's consolidated financial statements from the date of acquisition. The following selected unaudited pro forma information for the Company assumes the acquisition had occurred at the beginning of fiscal 2000 and gives effect to purchase accounting adjustments:

(Dollar amounts in millions except per share amounts)      Three months ended
                                                           September 30, 1999
                                                        -------------------------
Net revenues                                                           $ 291.8
Net loss                                                               $  (4.0)
---------------------------------------------------------------------------------
Applied Biosystems
   Net income                                                          $  29.7
       Basic per share                                                 $   .14
       Diluted per share                                               $   .14
---------------------------------------------------------------------------------
Celera Genomics group
   Net loss                                                            $ (33.5)
       Basic and diluted per share                                     $  (.63)

See Note 2 to the consolidated financial statements in the Company's 2000 Annual Report to Stockholders for a further discussion of this acquisition.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income (loss) for the three month period ended September 30, 1999 and 2000 is presented in the following table:

(Dollar amounts in millions)                                  Three months ended
                                                                September 30,
                                                           1999            2000
                                                        ----------     ------------
Net income                                                 $ 10.1         $  24.5
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                    12.9           (12.6)
  Unrealized gains on hedge contracts                                         4.4
  Unrealized gain (loss) on investments, net                 32.6           (21.9)
  Reclassification adjustment for gains
     included in net income                                                  (7.8)
                                                        ----------     ------------
Other comprehensive income (loss)                            45.5           (37.9)
                                                        ----------     ------------
Comprehensive income (loss)                                $ 55.6         $ (13.4)
                                                        ==========     ============

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 4 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted income per share for the three month periods ended September 30:

(Amounts in thousands
  except per share amounts)                                      Applied Biosystems             Celera Genomics Group
                                                             ----------------------------  ------------------------------
                                                                 1999           2000           1999            2000
                                                             -------------  -------------  --------------  --------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share                                                       205,704        209,127        51,466          59,709

Common stock equivalents                                            7,270         12,046
                                                             -------------  -------------  --------------  --------------
Shares used in the calculation of diluted
  earnings (loss) per share                                       212,974        221,173        51,466          59,709
                                                             =============  =============  ==============  ==============
Net income (loss) used in the calculation
  of basic and diluted earnings (loss) per share                 $ 29,707       $ 49,144      $(19,398)       $(25,689)
                                                             =============  =============  ==============  ==============
Net income (loss) per share
     Basic                                                       $    .14       $    .23      $   (.38)       $   (.43)
     Diluted                                                     $    .14       $    .22      $   (.38)       $   (.43)

Options to purchase 6.1 million shares of PE Corporation-PE Biosystems Group Common Stock were outstanding at September 30, 2000, but were not included in the computation of diluted income per share because the effect was antidilutive. Options and warrants to purchase 12.3 million shares of PE Corporation-Celera Genomics Group Common Stock were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share because the effect was antidilutive.

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                   June 30,   September 30,
                                                 2000         2000
                                             ------------ -------------
Raw materials and supplies                      $  53.1      $  54.5
Work-in-process                                     6.3          6.4
Finished products                                  98.4         97.9
                                             ------------ -------------
Total inventories                               $ 157.8      $ 158.8
                                             ============ =============

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities were as follows:

(Dollar amounts in millions)                                    Three months ended
                                                                  September 30,
                                                               1999           2000
                                                            ------------  -------------
Tax benefit related to employee stock options                 $     -       $  20.3
Dividends declared not paid                                   $     -       $   8.9

NOTE 7 - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements require the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is driven by the intended use of the derivative and the resulting designation. The Company adopted the statements effective July 1, 2000. The cumulative effect of adoption resulted in an immaterial adjustment for a change in accounting principle in both the Condensed Consolidated Statements of Operations and in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position.

The Company's foreign currency risk management strategy utilizes derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain net asset positions. The principal objective of this strategy is to minimize the risks and/or costs associated with the Company's global financial and operating activities. The

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

Company utilizes foreign exchange forward, option, and range forward contracts to manage its foreign currency exposures, and an interest rate swap agreement to manage its interest rate exposure. The Company does not use derivative financial instruments for trading purposes, nor is it a party to leveraged derivatives.

The fair value of all foreign currency derivative contracts is recorded in prepaid expenses and other current assets and other accrued expenses. The fair value of the interest rate swap agreement is recorded in other long-term liabilities.

Cash Flow Hedges
The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Company uses foreign exchange forward, option and range forward contracts to hedge a portion of these forecasted sales not denominated in U.S. dollars. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative intstrument, which had been deferred in other comprehensive income, is reclassified to net revenues in the Condensed Consolidated Statements of Operations. The Company recognized a net gain of $1.1 million in net revenues from derivative instruments designated as cash flow hedges of anticipated sales during the first quarter of fiscal 2001. At September 30, 2000, $7.6 million of derivative gains ($4.8 million net of deferred taxes) recorded in other comprehensive income are expected to be reclassified to earnings during the next twelve months. For the three months ended September 30, 2000, the Company recognized an expense of $1.7 million, included in other expense in the Condensed Consolidated Statements of Operations, which represented the change in the time value component of the fair value of option contracts designated as cash flow hedges. The time value component is not included in the assessment of hedge effectiveness, and as a result, any changes are recognized in earnings in the period in which they occur.

The Company maintains an interest rate swap in conjunction with a five-year Japanese yen debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under the terms of this contract, the Company will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement will be established by agreement at the time of termination. The agreed upon amount would usually represent the net present value at current interest rates of the remaining obligation to exchange payments under the terms of the contract.

Other Hedges
The Company also uses derivative financial instruments to hedge against the adverse effects that foreign currency exchange rate fluctuations may have on its foreign currency denominated net asset positions. The gains and losses on these derivatives are expected to largely offset transaction losses

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

and gains, respectively, on the underlying foreign currency denominated assets and liabilities, both of which are recorded in other expense.

At June 30, 2000 and September 30, 2000, the Company had forward, option, and range forward contracts outstanding for the sale and purchase of foreign currencies as summarized in the following table:

(Dollar amounts in millions)           June 30, 2000              September 30, 2000
                                       -------------              ------------------
                                   Sale          Purchase         Sale          Purchase
                                -----------     ----------     ----------      ---------
Japanese Yen                      $   92.3        $     -        $ 104.2         $    -
Euro                                  43.8            8.0           64.8           16.5
British Pounds                        31.1           26.4           33.3           16.5
Singapore Dollars                     10.0             .8            9.5
Australian Dollars                     3.1                           8.0
Other                                  4.7                           6.2
                                -----------     ----------     ----------      ---------
Total                             $  185.0        $  35.2        $ 226.0         $ 33.0
                                ===========     ==========     ==========      =========


NOTE 8 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended September 30:

(Dollar amounts                                         Celera
   in millions)                      Applied           Genomics
                                    Biosystems          Group             Other           Consolidated
                                  --------------    --------------    --------------     --------------
1999
Net revenues from
    external customers                $ 280.5          $   8.3           $     -            $ 288.8
Intersegment revenues                    11.7                              (11.7)
                                  --------------    --------------    --------------     --------------
Total revenues                        $ 292.2          $   8.3           $ (11.7)           $ 288.8
                                  ==============    ==============    ==============     ==============
Operating income (loss)               $  45.0          $ (32.3)          $    .8            $  13.5

2000
Net revenues from
    external customers                $ 349.1          $  18.3           $     -            $ 367.4
Intersegment revenues                    14.5                              (14.5)
                                  --------------    --------------    --------------     --------------
Total revenues                        $ 363.6          $  18.3           $ (14.5)           $ 367.4
                                  ==============    ==============    ==============     ==============
Operating income (loss)               $  57.9          $ (52.6)          $    .8            $   6.1

                                 PE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

See Note 6 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders.

NOTE 9 - DEBT

Long-term debt at June 30, 2000 consisted of $46.0 million of commercial paper borrowing. The Company had the necessary credit facilities, through its revolving credit agreement, to refinance the commercial paper borrowings on a long-term basis. At June 30, 2000, these borrowings were classified as a noncurrent liability because it was the Company's intent to refinance these obligations on a long-term basis. In October 2000, the Company decided to repay this debt; therefore, at September 30, 2000, these borrowings were classified as a current liability.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management's Discussion of Operations

The PE Biosystems group is currently doing business as Applied Biosystems. PE Corporation (the "Company") received stockholder approval at its 2000 Annual Meeting of a change of the group's name to the Applied Biosystems group and a change of the Company's name to Applera Corporation. These name changes are expected to become effective during the second quarter of fiscal 2001. The PE Biosystems group is referred to as Applied Biosystems.

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes included in this report and "Management's Discussion and Analysis" appearing on pages 73 - 87 of the Company's 2000 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Throughout the following discussion of operations we refer to the impact on our reported results of the movement in foreign currency exchange rates from one reporting period to another as "foreign currency translation."

Events Impacting Comparability

Gain on investments. The first quarter of fiscal 2001 included a before-tax gain of $12.0 million related to the sale of a minority equity investment.

Results of Operations for the Three Months Ended September 30, 2000 Compared With the Three Months Ended September 30, 1999

PE Corporation reported net income of $24.5 million for the first quarter of fiscal 2001 compared with $10.1 million for the first quarter of fiscal 2000. On a segment basis, Applied Biosystems reported net income of $49.1 million for the first quarter of fiscal 2001 compared with $29.7 million for the first quarter of fiscal 2000. On a comparable basis, excluding the gain on the sale of a minority equity investment from the first quarter of fiscal 2001, net income increased 39% to $41.3 million for the first quarter of fiscal 2001 compared with $29.7 million for the prior period. This increase was attributable to the growth in net revenues and lower operating expenses as a percentage of net revenues. The Celera Genomics group reported a net loss of $25.7 million for the first quarter of fiscal 2001 compared with a net loss of $19.4 million for the first quarter of fiscal 2000. The increase in the net loss reflected the increased investment in research and development activities relating to expanded scientific and annotation teams and bioinformatics staff; increased operating expenses required to support expanded product and business development activities; amortization of goodwill and intangibles primarily due to the Paracel acquisition; and expansion of sales and marketing capabilities. These increased expenses were partially offset by increased net revenues and interest income.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues for the Company were $367.4 million for the first quarter of fiscal 2001 compared with $288.8 million for the first quarter of fiscal 2000, an increase of 27.2%. On a segment basis, net revenues for Applied Biosystems increased 24% to $363.6 million for the first quarter of fiscal 2001 compared with $292.3 million for the prior year. Net revenues for the Celera Genomics group were $18.3 million for the first quarter of fiscal 2001 compared with $8.3 million for the first quarter of fiscal 2000.

Net revenues for Applied Biosystems increased 24% compared with the prior year. The effects of foreign currency had approximately a $7 million, or 2%, negative impact on net revenues compared with the prior year as weakness in the euro and British pound was only partially offset by strengthening of the Japanese yen. Revenues from leased instruments and shipments to the Celera Genomics group were $14.5 million and $11.7 million for the first quarter of fiscal 2001 and fiscal 2000, respectively. Geographically, Applied Biosystems reported revenue growth in all regions for the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000. Revenues increased 30.7% in the United States, 18.5% in Europe, 17.3% in the Far East and 16.7% in Latin America and other markets, compared with the first quarter of the prior fiscal year. Excluding the effects of currency translation, revenues grew approximately 14.8% in the Far East and approximately 30.0% in Europe. Contributors to the increase in net revenues were the ABI Prism(R) 3700 and ABI Prism(R) 3100 DNA analyzers; Sequence Detection Systems instruments and reagents for gene expression and SNP analysis; license agreements; high-end mass spectrometer instruments for proteomics; DNA sequencing consumables; consumables for DNA forensic analysis; and custom oligonucleotide synthesis.

Net revenues for the Celera Genomics group were $18.3 million for the first quarter of fiscal 2001 compared with $8.3 million for the first quarter of fiscal 2000. The increased revenues resulted primarily from database subscription agreements initiated during fiscal 2000 and the first quarter of fiscal 2001, as well as revenues from Paracel and an increase in genomics services revenues.

Gross margin as a percentage of net revenues for the Company was 55.5% for the first quarter of fiscal 2001 compared with 54.1% for the first quarter of fiscal 2000. Gross margin as a percentage of net revenues for Applied Biosystems was 53.3% for the first quarter of fiscal 2001 compared with 53.0% for the first quarter of fiscal 2000. The slight increase in the gross margin as a percentage of Applied Biosystems' net revenues was primarily attributable to a change in product mix.

SG&A expenses for the Company were $103.0 million for the first quarter of fiscal 2001 compared with $86.1 million for the first quarter of fiscal 2000. On a segment basis, SG&A expenses for Applied Biosystems were $90.0 million and $77.7 million for the first quarter of fiscal 2001 and 2000, respectively. SG&A expenses for the Celera Genomics group were $13.0 million and $8.4 million for the first quarter of fiscal 2001 and 2000, respectively.

SG&A expenses for Applied Biosystems increased 15.7% for the first quarter of fiscal 2001 compared with the first quarter of the prior year. This increase was due to higher planned worldwide

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

selling and marketing expenses reflecting the growth in sales and orders. As a percentage of net revenues, SG&A expenses for Applied Biosystems were 24.7% for the first quarter of fiscal 2001 compared with 26.6% for the first quarter of fiscal 2000.

The Celera Genomics group's SG&A expenses increased $4.6 million for the first quarter of fiscal 2001 compared with the first quarter of the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capablities. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

R&D expenses for the Company increased to $83.7 million for the first quarter of fiscal 2001 compared with $56.7 million for the prior year. R&D expenses for Applied Biosystems were $46.1 million for the first quarter of fiscal 2001 compared with $32.0 million for the prior year, an increase of 44.0%, as a result of investment in new products and technologies. As a percentage of net revenues, R&D expenses for Applied Biosystems were 12.7% for the first quarter of fiscal 2001 compared with 11.0% for the first quarter of fiscal 2000.

The Celera Genomics group's R&D expenses increased $14.5 million to $46.7 million for the first quarter of fiscal 2001 from $32.2 million for the first quarter of fiscal 2000 primarily as a result of the development of expanded bioinformatics and software development capabilities. The group also expanded its scientific and annotation research teams and bioinformatics and software engineering staff. The Celera Genomics group's R&D program is focused on building the definitive genome reference database, which should allow the Celera Genomics group's customers to enhance their genetic and pharmaceutical research programs. In addition, the Celera Genomics group has begun development of its own discovery platform and is currently accelerating its gene discovery work and expanding its capabilities in functional genomics. The Celera Genomics group has begun assembling a major research program in proteomics and the construction of an industrial-scale protein research facility in Rockville, Maryland.

The Company recorded $11.1 million of expenses relating to the amortization of goodwill and other intangibles primarily due to Paracel, which was acquired by the Celera Genomics group in the fourth quarter of fiscal 2000.

Operating income was $6.1 million for the first quarter of fiscal 2001 compared with $13.5 million for the first quarter of the prior year. On a segment basis, operating income for Applied Biosystems increased to $57.9 million for the first quarter of fiscal 2001 compared with $45.0 million for the prior year. Applied Biosystems benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as percentage of net revenues. Operating income as a percentage of net revenues increased to 15.9% for the first quarter of fiscal 2001 compared with 15.4% for the prior year.

Operating loss for the Celera Genomics group was $52.6 million for the first quarter of fiscal 2001 compared with $32.3 million for the first quarter of fiscal 2000. The increase in the operating loss

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

reflected the increased investment in research and development activities relating to expanded scientific and annotation teams and bioinformatics staff; increased operating expenses required to support expanded product and business development activities; amortization of goodwill and intangibles primarily due to the Paracel acquisition; and expansion of sales and marketing capabilities. These increased expenses were partially offset by increased net revenues.

During the first quarter of fiscal 2001, the Company recorded a before-tax gain of $12.0 million on the sale of a minority equity investment.

Interest expense was $1.1 million for the first quarter of fiscal 2001 compared with $.4 million for the prior year. This increase was primarily due to higher average debt balances. Interest income was $22.6 million for the first quarter of fiscal 2001 compared with $4.4 million for the prior year. This increase was attributable to the interest income on higher cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of PE Corporation-Celera Genomics Group Common Stock completed in March 2000. The first quarter of fiscal 2000 included interest on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other expense, net was $2.9 million for the first quarter of fiscal 2001 compared with $4.6 million for the prior year. These amounts were primarily related to the Company's foreign currency management program.

The Company's effective income tax rate was 33% for the first quarter of fiscal 2001 compared with 22% for the prior year. The increase in the effective income tax rate is primarily due to the amortization of nondeductible goodwill relating to the Paracel acquisition, which occurred in the fourth quarter of fiscal 2000.

Market Risk

Applied Biosystems operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For fiscal 2000, Applied Biosystems derived approximately 50% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The Company performed sensitivity analyses as of September 30, 2000 and June 30, 2000 on our foreign currency derivative financial instruments. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar at September 30, 2000, the Company calculated a hypothetical loss of $3.5 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged. Performing a similar hypothetical calculation at June 30, 2000, the Company calculated a hypothetical loss of $1.9 million. These hypothetical analyses exclude the impact of foreign currency translation on Applied Biosystems'

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

operations. Actual gains and losses in the future could, however, differ materially from these analyses, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges. See
Note 7 to the condensed consolidated financial statements for a further discussion of derivative financial instruments.

Management's Discussion of Financial Resources and Liquidity

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents and short-term investments were $1.4 billion at September 30, 2000 compared with $1.5 billion at June 30, 2000, with total debt of $95.2 million at September 30, 2000 compared with $97.8 million at June 30, 2000. Working capital was $1.4 billion at September 30, 2000 compared with $1.5 billion at June 30, 2000. Debt to total capitalization remained unchanged at 4% at September 30, 2000 compared with June 30, 2000.

During the first quarter of fiscal 2001, the Company's $46.0 million of commercial paper was reclassified from long-term to short-term due to the Company's decision to repay the commercial paper during the second quarter of fiscal 2001.

Property, plant and equipment, net increased $59.5 million to $394.4 million at September 30, 2000 from $334.9 million at June 30, 2000 primarily due to Applied Biosystems' purchase of property in Pleasanton, California.

Accounts payable decreased $45.0 million to $146.5 million at September 30, 2000 from $191.5 million at June 30, 2000 primarily due to the timing of vendor payments.

Accrued salaries and wages decreased $40.9 million to $48.8 million at September 30, 2000 from $89.7 million at June 30, 2000 reflecting the timing of payments of certain compensation accruals.

Condensed Consolidated Statements of Cash Flows. Net cash used by operating activities was $61.8 million for the first three months of fiscal 2001 compared with $88.8 million for the same period in fiscal 2000. For the first three months of fiscal 2001 income-related cash flow and a decrease in accounts receivable were more than offset by higher payments to vendors and payments of certain compensation accruals, as well as higher prepaid expenses and other assets.

Net cash used by investing activities was $67.1 million for the first three months of fiscal 2001 compared with $28.7 million for the first three months of fiscal 2000. For the first three months of fiscal 2001, the Company had capital expenditures of $76.9 million. Capital expenditures were $71.9 million for Applied Biosystems, which included approximately $54 million related to the purchase of property in Pleasanton, California for the future construction of new office, laboratory and light manufacturing facilities, and $5.0 million for the Celera Genomics group. In the first quarter of fiscal 2001, Applied Biosystems realized $12.0 million from the sale of a minority equity investment and invested $3.0 million in an additional minority equity investment.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net cash used by discontinued operations was $1.2 million for the first three months of fiscal 2001 compared with $4.6 million for the first three months of fiscal 2000. The fiscal 2000 and fiscal 2001 uses were for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business. The Company expects additional cash outlays over the balance of the fiscal year.

Net cash provided by financing activities was $15.5 million for the first three months of fiscal 2001 compared with $53.3 million for the prior period. For the first three months of fiscal 2001, the Company received $25.8 million in proceeds from employee stock option exercises compared with $10.6 million for fiscal 2000. Loans payable decreased $1.5 million for the first three months of fiscal 2001 compared with an increase of $51.5 million for the prior year. During the first quarter of fiscal 2000, the Company secured financing of $46 million specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. The Company paid dividends of $8.9 million and $8.7 million during the first three months of fiscal 2001 and fiscal 2000, respectively.

At September 30, 2000, the Company had unused credit facilities, including the existing revolving credit agreement, totaling $333 million.

Outlook

Applied Biosystems

Applied Biosystems expects to continue to grow and maintain profitability in fiscal 2001. Applied Biosystems should continue to benefit from its customers in basic medical research, pharmaceutical development, and applied markets for sophisticated, automated, and cost-effective life science tools.

Demand is expected to continue for a variety of tools to gather, interpret, and integrate biological information to achieve a better understanding of human health and disease. Applied Biosystems should also benefit from the introduction of new products designed to meet these demands during fiscal 2001. For example, Applied Biosystems recently announced a new product and initiative in proteomics. Shipment of the first Maldi TOF/TOF mass spectrometer was made to the Celera Genomics group in the first quarter of fiscal 2001. Deliveries of this product to early access customers are expected to begin in the first half of calendar year 2001.

Recently, the Company announced plans to expand its existing molecular diagnostics business, which currently is part of Applied Biosystems. This initiative is anticipated to leverage several technological resources of Applied Biosystems and the Celera Genomics group. The initiative will start as a part of Applied Biosystems, with the Celera Genomics group actively participating. Further details regarding the initiative and its status within the Company's capital structure are anticipated to be announced in the coming months.

Applied Biosystems remains concerned about adverse currency effects because approximately 50% of Applied Biosystems revenues were derived from regions outside the United States in fiscal 2000.

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Genomics Group

The Celera Genomics group expects to see a continued expansion in the customer base for online genomics information products and related genomics services, with corresponding increases in revenues during fiscal 2001. Revenue growth should come primarily from increasing the customer base among the major pharmaceutical and biotech companies, academic institutions, and non-profit research organizations and strengthening the Celera Genomics group's research collaborations and services business.

The Celera Genomics group has made substantial progress in sequencing the mouse genome, which is an important model in human disease studies and therapeutic discovery and development. In early October 2000, the Celera Genomics group completed the three-fold sequencing of the genomes of three mouse strains to ensure a 95 percent representation of the mouse genome. Recently, the National Institutes of Health announced that it will accelerate its efforts to sequence the mouse genome. The public effort is sequencing a mouse strain different from the three strains involved in Celera's proprietary program. The Celera Genomics group's database products are expected to be enhanced by the public effort to sequence a mouse genome. With this additional strain, Celera expects to provide its customers with a diverse set of mouse genetic information and cover each of the most frequently used mouse strains used in medical research.

The expected increase in revenues could be offset as the Celera Genomics group accelerates new investments to build discovery platforms and continues staffing the organization throughout fiscal 2001. R&D expenses are expected to continue to grow as the research and bioinformatics areas are expanded. The Celera Genomics group is currently accelerating its gene discovery work and expanding its capabilities in functional genomics and has begun assembling a research program in proteomics and the construction of an industrial-scale protein research facility in Rockville, Maryland. SG&A expenses are also expected to increase as the group continues to establish its sales and marketing functions.

Recently, the Company announced plans to expand its existing molecular diagnostics business, which currently is part of Applied Biosystems. This initiative is anticipated to leverage several technological resources of Applied Biosystems and the Celera Genomics group. The initiative will start as a part of Applied Biosystems, with the Celera Genomics group actively participating. Further details regarding the initiative and its status within the Company's capital structure are anticipated to be announced in the coming months.

The Company believes the Celera Genomics group's existing cash and cash equivalents and short-term investments are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to the sequencing and assembly of the human genome and the development of information products and related genomics services from this data. While the Company intends to use the net proceeds from the Celera Genomics group's follow-on public offering, which was completed in March 2000, primarily to fund its new product and technology development activities in functional genomics, with an emphasis on proteomics and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. The Celera Genomics group's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

                                 PE CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of Applied Biosystems see "Applied Biosystems - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 15 to 17 of this report. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Celera Genomics Group see "Celera Genomics Group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 29 to 38 of this report.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on October 19, 2000. At that meeting, the stockholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to stockholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 8, 2000. The results of the voting of the stockholders with respect to these matters is set forth below.

         I.  Election of Directors.

                                                                            Total Vote Withheld
                                                   Total Vote For Each      From Each Director
                                                         Director

             Richard H. Ayers                          228,127,601                949,402
             Jean-Luc Belingard                        228,136,581                940,423
             Robert H. Hayes                           228,138,598                938,405
             Arnold J. Levine                          228,143,870                933,133
             Theodore E. Martin                        228,117,624                959,380
             Georges C. St. Laurent, Jr.               228,129,547                947,456
             Carolyn W. Slayman                        228,140,196                936,807
             Orin R. Smith                             228,018,931              1,058,072
             James R. Tobin                            228,141,700                935,303
             Tony L. White                             228,131,825                945,178


         II. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2001.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------

                  228,492,210             96,209               488,585                0


         III. Approval of amendments to the Company's Restated Certificate of Incorporation.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------

                  208,901,903           19,554,226             620,874                0

         IV. Approval of amendments to the PE Corporation/PE Biosystems Group 1999 Stock Incentive Plan.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------

                  154,460,724           73,644,665             821,546             150,068


         V. Approval of amendments to the PE Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

                      FOR                 AGAINST              ABSTAIN            NON-VOTE
                      ---                 -------              -------            --------

                  175,784,802           52,309,189             830,805             152,208


Item 5.  Other Information.

         At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Stockholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the Company:

         Tony L. White                     Chairman, President and Chief Executive Officer
         Peter Barrett                     Vice President
         Samuel E. Broder                  Vice President
         Peter Chambre                     Vice President
         Ugo D. DeBlasi                    Assistant Controller
         Ronald D. Edelstein               Vice President
         Elaine J. Heron                   Vice President
         Michael W. Hunkapiller            Senior Vice President and President,
                                           Applied Biosystems
         Vikram Jog                        Corporate Controller
         Barbara J. Kerr                   Vice President, Human Resources
         Thomas P. Livingston              Secretary
         Joseph E. Malandrakis             Vice President
         Robert A. Millman                 Assistant Secretary
         Kenneth D. Noonan                 Senior Vice President
         John S. Ostaszewski               Treasurer
         William B. Sawch                  Senior Vice President and General Counsel
         Gregory T. Schiffman              Assistant Controller
         Deborah A. Smeltzer               Assistant Controller
         Joseph H. Smith                   Assistant Secretary
         J. Craig Venter                   Senior Vice President and President,
                                           Celera Genomics Group
         Dennis L. Winger                  Senior Vice President and Chief Financial Officer

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


                                               PE CORPORATION



                                               By:    /s/ Dennis L. Winger
                                                  ------------------------------
                                                  Dennis L. Winger
                                                  Senior Vice President and
                                                  Chief Financial Officer



                                               By:    /s/ Vikram Jog
                                                  ------------------------------
                                                  Vikram Jog
                                                  Corporate Controller
                                                  (Chief Accounting Officer)


Dated:  November 14, 2000