Form 10-Q
period 2000-12-31
APPLERA CORP
filed 2001-02-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number: 1-4389

                               APPLERA CORPORATION
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

                                 PE Corporation
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x     No
                                     ----      ----

As of the close of business on February 13, 2001, there were 210,879,760 shares of Applera Corporation - Applied Biosystems Group Common Stock and 61,191,533 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX

Part I.  Financial Information                                             Page

A.  Applera Corporation Consolidated

    Item 1.    Financial Statements
               Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended December 31, 1999 and 2000           1

               Condensed Consolidated Statements of Financial Position at
               June 30, 2000 and December 31, 2000                             2

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 1999 and 2000                     3

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                   4-14

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               15-26

B.  Applied Biosystems Group

    Item 1.    Financial Statements
               Condensed Combined Statements of Operations for the
               Three and Six Months Ended December 31, 1999 and 2000          27

               Condensed Combined Statements of Financial Position at
               June 30, 2000 and December 31, 2000                            28

               Condensed Combined Statements of Cash Flows for the
               Six Months Ended December 31, 1999 and 2000                    29

               Notes to Unaudited Condensed Combined Financial Statements  30-35

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               36-45

                               APPLERA CORPORATION
                                      INDEX

Part I.  Financial Information (continued)                                  Page

C.  Celera Genomics Group

    Item 1.    Financial Statements
               Condensed Combined Statements of Operations for the
               Three and Six Months Ended December 31, 1999 and 2000          46

               Condensed Combined Statements of Financial Position at
               June 30, 2000 and December 31, 2000                            47

               Condensed Combined Statements of Cash Flows for the
               Six Months Ended December 31, 1999 and 2000                    48

               Notes to Unaudited Condensed Combined Financial Statements  49-53

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               54-68

Part II.  Other Information                                                   69

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)

                                             Three months ended         Six months ended
                                                December 31,              December 31,
                                              1999         2000         1999         2000
                                            --------     --------     --------     --------
Net Revenues                                $327,364     $413,265     $616,207     $780,679
Cost of sales                                147,261      191,109      279,812      354,610
                                            --------     --------     --------     --------
Gross Margin                                 180,103      222,156      336,395      426,069
Selling, general and administrative          115,347      109,181      201,491      212,186
Research, development and engineering         60,725       84,277      117,385      167,984
Amortization of goodwill and intangibles                   10,968                    22,049
                                            --------     --------     --------     --------
Operating Income                               4,031       17,730       17,519       23,850
Gain on investments                           25,811        2,981       25,811       14,985
Interest expense                                 856          337        1,250        1,390
Interest income                                5,143       21,332        9,551       43,899
Other expense, net                            (4,305)        (254)      (8,885)      (3,156)
                                            --------     --------     --------     --------
Income Before Income Taxes                    29,824       41,452       42,746       78,188
Provision for income taxes                    10,649       13,978       13,492       26,258
                                            --------     --------     --------     --------
Net Income                                  $ 19,175     $ 27,474     $ 29,254     $ 51,930
                                            ========     ========     ========     ========
Applied Biosystems Group (see Note 4)
  Net Income                                $ 43,834     $ 57,954     $ 73,541     $107,098
      Basic per share                       $    .21     $    .28     $    .36     $    .51
      Diluted per share                     $    .20     $    .26     $    .34     $    .48
  Dividends per share                       $  .0425     $  .0425     $   .085     $   .085

Celera Genomics Group (see Note 4)
  Net Loss                                  $(24,278)    $(29,704)    $(43,676)    $(55,393)
      Basic and diluted per share           $   (.47)    $   (.49)    $   (.84)    $   (.92)

See accompanying notes to unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                            At June 30,   At December 31,
                                                               2000            2000
                                                            ----------    ---------------
                                                                            (unaudited)
Assets
Current assets
  Cash and cash equivalents                                 $  964,502      $  616,352
  Short-term investments                                       541,140         692,634
  Accounts receivable, net                                     378,593         438,572
  Inventories                                                  157,827         168,161
  Prepaid expenses and other current assets                     83,465         114,034
                                                            ----------      ----------
Total current assets                                         2,125,527       2,029,753

Property, plant and equipment, net                             334,855         406,936
Other long-term assets                                         622,933         558,003
                                                            ----------      ----------
Total Assets                                                $3,083,315      $2,994,692
                                                            ==========      ==========
Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                             $   15,693      $   20,131
  Accounts payable                                             191,484         178,577
  Accrued salaries and wages                                    89,660          53,100
  Accrued taxes on income                                      149,584         114,484
  Other accrued expenses                                       200,079         207,337
                                                            ----------      ----------
Total current liabilities                                      646,500         573,629

Long-term debt                                                  82,115          33,182
Other long-term liabilities                                    134,208         140,893
                                                            ----------      ----------
Total Liabilities                                              862,823         747,704

Stockholders' Equity
  Capital stock
      Applera Corporation - Applied Biosystems group             2,087           2,105
      Applera Corporation - Celera Genomics group                  593             609
  Capital in excess of par value                             1,714,362       1,798,297
  Retained earnings                                            377,996         412,086
  Accumulated other comprehensive income                       125,454          33,891
                                                            ----------      ----------
Total Stockholders' Equity                                   2,220,492       2,246,988
                                                            ----------      ----------
Total Liabilities and Stockholders' Equity                  $3,083,315      $2,994,692
                                                            ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                             Six months ended
                                                               December 31,
                                                            1999           2000
                                                          --------       --------
Operating Activities from Continuing Operations
Net income                                                $ 29,254       $ 51,930
Adjustments to reconcile net income to net cash
  used by operating activities
    Depreciation and amortization                           35,211         61,028
    Long-term compensation programs                         27,974          3,600
    Gain on sale of assets                                 (25,811)       (14,985)
    Deferred income taxes                                   (4,937)        (1,355)
Changes in operating assets and liabilities
  Increase in accounts receivable                          (15,063)       (67,962)
  Increase in inventories                                  (17,572)       (13,259)
  Increase in prepaid expenses and other assets            (18,323)       (38,736)
  Decrease in accounts payable and other liabilities       (26,737)       (59,031)
                                                          --------       --------
Net Cash Used by Operating Activities                      (16,004)       (78,770)
                                                          --------       --------
Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $594 and $412, respectively)         (50,513)      (108,276)
Purchases of short-term investments, net                                 (151,205)
Investments                                                (12,000)        (4,131)
Proceeds from the sale of assets, net                       31,056         15,498
                                                          --------       --------
Net Cash Used by Investing Activities                      (31,457)      (248,114)
                                                          --------       --------
Net Cash Used by Continuing Operations
  Before Financing Activities                              (47,461)      (326,884)
                                                          --------       --------
Net Cash Used by Operating Activities
  From Discontinued Operations                              (7,435)        (1,561)
                                                          --------       --------
Financing Activities
Net change in loans payable                                 74,999        (39,960)
Dividends                                                   (8,748)       (17,758)
Proceeds from stock issued for stock plans                  27,692         37,821
                                                          --------       --------
Net Cash Provided (Used) by Financing Activities            93,943        (19,897)
                                                          --------       --------
Effect of Exchange Rate Changes on Cash                      2,413            192
                                                          --------       --------
Net Change in Cash and Cash Equivalents                     41,460       (348,150)
Cash and Cash Equivalents Beginning of Period              308,021        964,502
                                                          --------       --------
Cash and Cash Equivalents End of Period                   $349,481       $616,352
                                                          ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The name of PE Corporation was changed to Applera Corporation (the "Company") and the name of the PE Biosystems group was changed to the Applied Biosystems group effective November 30, 2000.

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Company's 2000 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for derivative instruments and hedging activities, which is discussed in Note 7 of the Company's condensed consolidated financial statements.

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

The Applied Biosystems group's and the Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements.

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


NOTE 2 - ACQUISITIONS

Paracel, Inc. During the fourth quarter of fiscal 2000, the Company acquired Paracel, Inc. in a stock-for-stock transaction. The net assets and results of operations of Paracel were included in the Company's condensed consolidated financial statements from the date of acquisition. The following selected unaudited pro forma information for the Company assumes the acquisition had occurred at the beginning of fiscal 2000 and gives effect to purchase accounting adjustments:

(Dollar amounts in millions except per share amounts)    Three months ended      Six months ended
                                                         December 31, 1999       December 31, 1999
                                                         ------------------     -------------------
Net revenues                                                   $329.9                  $621.7
Net income                                                     $  7.0                  $  3.0

Applied Biosystems Group
   Net income                                                  $ 43.8                  $ 73.5
       Basic per share                                         $  .21                  $  .36
       Diluted per share                                       $  .20                  $  .34

Celera Genomics group
   Net loss                                                    $(36.4)                 $(69.9)
       Basic and diluted per share                             $ (.68)                 $(1.31)

See Note 2 to the consolidated financial statements in the Company's 2000 Annual Report to Stockholders for a further discussion of this acquisition.

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in Stockholders' Equity on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income (loss) for the three and six months ended December 31, 1999 and 2000 is presented in the following table:

(Dollar amounts in millions)                         Three months ended        Six months ended
                                                        December 31,             December 31,
                                                     1999         2000         1999         2000
                                                    ------       ------       ------       ------
Net income                                          $ 19.2       $ 27.4       $ 29.3       $ 51.9
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments           (18.6)         7.8         (5.7)        (4.8)
  Unrealized gain on hedge contracts, net                           1.2                       5.6
  Unrealized gain (loss) on investments, net          29.3        (60.7)        61.9        (82.6)
  Reclassification adjustments for realized
     gains included in net income                    (16.7)        (1.9)       (16.7)        (9.7)
                                                    ------       ------       ------       ------
Other comprehensive income (loss)                     (6.0)       (53.6)        39.5        (91.5)
                                                    ------       ------       ------       ------
Comprehensive income (loss)                         $ 13.2       $(26.2)      $ 68.8       $(39.6)
                                                    ======       ======       ======       ======

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share for each series of common stock is computed by dividing the earnings allocated to each series of common stock by the weighted average number of outstanding shares of that series of common stock. Diluted earnings per share is computed by dividing the earnings allocated to each series of common stock by the weighted average number of outstanding shares of that series of common stock including the dilutive effect of common stock equivalents.

The earnings allocated to each series of common stock is determined by the Company's Board of Directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with generally accepted accounting principles consistently applied. The Company believes this method of allocation is systematic and reasonable. The Board can, at its discretion, change the method of allocating earnings to each series of common stock at any time.

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the three months ended December 31:

(Amounts in thousands                                      Applied Biosystems            Celera Genomics
  except per share amounts)                                      Group                        Group
                                                        -----------------------       ----------------------
                                                          1999           2000           1999          2000
                                                        --------       --------       --------      --------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share                                              206,416        210,034         51,918        60,645

Common stock equivalents                                   8,658         12,656
                                                        --------       --------       --------      --------
Shares used in the calculation of diluted
  earnings (loss) per share                              215,074        222,690         51,918        60,645
                                                        ========       ========       ========      ========
Earnings (loss) used in the calculation
  of basic and diluted earnings (loss) per share        $ 43,834       $ 57,954       $(24,278)     $(29,704)
                                                        ========       ========       ========      ========
Earnings (loss) per share
     Basic                                              $    .21       $    .28       $   (.47)     $   (.49)
     Diluted                                            $    .20       $    .26       $   (.47)     $   (.49)

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the six months ended December 31:

(Amounts in thousands                                     Applied Biosystems           Celera Genomics
  except per share amounts)                                     Group                       Group
                                                        ----------------------      -----------------------
                                                          1999          2000          1999           2000
                                                        --------      --------      --------       --------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share                                              206,064       209,584        51,695         60,182

Common stock equivalents                                   7,954        12,341
                                                        --------      --------      --------       --------
Shares used in the calculation of diluted
  earnings (loss) per share                              214,018       221,925        51,695         60,182
                                                        ========      ========      ========       ========
Earnings (loss) used in the calculation
  of basic and diluted earnings (loss) per share        $ 73,541      $107,098      $(43,676)      $(55,393)
                                                        ========      ========      ========       ========
Earnings (loss) per share
     Basic                                              $    .36      $    .51      $   (.84)      $   (.92)
     Diluted                                            $    .34      $    .48      $   (.84)      $   (.92)

Options to purchase 6.1 million shares of Applera Corporation-Applied Biosystems Group Common Stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the effect was antidilutive. There were no antidilutive options outstanding at December 31, 1999. Options and warrants to purchase 14.0 million and 13.7 million shares of Applera Corporation-Celera Genomics Group Common Stock were outstanding at December 31, 1999 and 2000, but were not included in the computation of diluted loss per share because the effect was antidilutive.

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                       June 30,             December 31,
                                                     2000                   2000
                                                  ----------           -------------
Raw materials and supplies                         $ 53.1                 $ 64.4
Work-in-process                                       6.3                    5.9
Finished products                                    98.4                   97.9
                                                  ----------           -------------
Total inventories                                  $157.8                 $168.2
                                                  ==========           =============

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

(Dollar amounts in millions)                           Six months ended
                                                         December 31,
                                                     1999           2000
                                                  ----------     ----------
Tax benefit related to employee stock options       $   -          $42.5
Dividends declared not paid                         $ 8.8          $ 8.9

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

The Company's foreign currency risk management strategy utilizes derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain foreign currency-denominated net asset positions. The principal objective of

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued


this strategy is to minimize the risks and/or costs associated with the Company's global financial and operating activities. The Company utilizes foreign exchange forward, option, and range forward contracts to manage its foreign currency exposures, and an interest rate swap agreement to manage its interest rate exposure. The Company does not use derivative financial instruments for trading purposes, nor is it a party to leveraged derivatives.

The fair value of all foreign currency derivative contracts is recorded in prepaid expenses and other current assets and other accrued expenses. The fair value of the interest rate swap agreement is recorded in other long-term liabilities.

Cash Flow Hedges

The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income, is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the three and six months ended December 31, 2000, the Company recognized net gains of $3.7 million and $4.8 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At December 31, 2000, $9.1 million of derivative gains ($6.0 million net of deferred taxes) recorded in other comprehensive income are expected to be reclassified to earnings during the next twelve months. For the three and six months ended December 31, 2000, the Company recognized expense of $1.0 million and $2.7 million, respectively, included in other expense in the Condensed Consolidated Statements of Operations, which represented the change in the time value component of the fair value of option contracts designated as cash flow hedges. The time value component is not included in the assessment of hedge effectiveness, and as a result, any changes are recognized in earnings in the period in which they occur.

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

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

Other Hedges

The Company also uses derivative financial instruments to hedge against the adverse effects that foreign currency exchange rate fluctuations may have on its foreign currency-denominated net asset positions. The gains and losses on these derivatives are expected to largely offset transaction losses and gains, respectively, on the underlying foreign currency-denominated assets and liabilities, both of which are recorded in other expense.

NOTE 8 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended December 31:

(Dollar amounts                Applied         Celera
  in millions)                Biosystems      Genomics
                                Group          Group           Other       Consolidated
                              ----------      --------        -------      ------------
1999
Net revenues from
    external customers         $ 319.1        $   8.3         $     -         $ 327.4
Intersegment revenues             16.8                          (16.8)
                               -------        -------         -------         -------
Total revenues                 $ 335.9        $   8.3         $ (16.8)        $ 327.4
                               =======        =======         =======         =======
Operating income (loss)        $  43.5        $ (39.3)        $   (.2)        $   4.0

2000
Net revenues from
    external customers         $ 393.7        $  19.6         $     -         $ 413.3
Intersegment revenues             17.3             .7           (18.0)
                               -------        -------         -------         -------
Total revenues                 $ 411.0        $  20.3         $ (18.0)        $ 413.3
                               =======        =======         =======         =======
Operating income (loss)        $  76.3        $ (57.8)        $   (.7)        $  17.8

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

The following table presents summarized segment financial information for the six months ended December 31:

(Dollar amounts                Applied         Celera
  in millions)                Biosystems      Genomics
                                Group          Group           Other       Consolidated
                              ----------      --------        -------      ------------
1999
Net revenues from
    external customers         $ 599.6        $  16.6         $     -         $ 616.2
Intersegment revenues             28.5                          (28.5)
                               -------        -------         -------         -------
Total revenues                 $ 628.1        $  16.6         $ (28.5)        $ 616.2
                               =======        =======         =======         =======
Operating income (loss)        $  88.5        $ (71.6)        $    .6         $  17.5

2000
Net revenues from
    external customers         $ 742.8        $  37.9         $     -         $ 780.7
Intersegment revenues             31.8             .7           (32.5)
                               -------        -------         -------         -------
Total revenues                 $ 774.6        $  38.6         $ (32.5)        $ 780.7
                               =======        =======         =======         =======
Operating income (loss)        $ 134.2        $(110.4)        $    .1         $  23.9

See Note 6 to the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders.

NOTE 9 - DEBT

Long-term debt at June 30, 2000 consisted of $46.0 million of commercial paper borrowing. The Company had the necessary credit facilities, through its revolving credit agreement, to refinance the commercial paper borrowings on a long-term basis. At June 30, 2000, these borrowings were classified as a noncurrent liability because it was the Company's intent to refinance these obligations on a long-term basis. However, in October 2000, the Company repaid this debt.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Institute of Genomic Research ("TIGR"). During the second quarter of fiscal 2001, the Celera Genomics group entered into an agreement to perform sequencing services for TIGR. The President of the Celera Genomics group is also the current Chairman of the Board of Trustees of TIGR. An immediate family member of the President of the Celera Genomics group currently serves as TIGR's President and is on TIGR's Board of Trustees. Additionally, as of December 31, 2000, TIGR owns approximately 1.4 million options to purchase Applera Corporation - Celera Genomics Group Common Stock.

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

During the second quarter of fiscal 2001, the Celera Genomics group recognized revenues of $1.6 million from TIGR, which was also a receivable as of December 31, 2000.

NOTE 11 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the '648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the '648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the '648 patent. The trial date has been postponed and is currently expected to be scheduled for spring or summer 2001.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM)DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. This case has not yet been scheduled for trial.

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement, and inducing the infringement of U.S. Patent No. 4,707,235 ("the '235 patent") by reason of the Company's sale of certain ABI PRISM(TM) DNA sequencing systems. The complaint seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '235 patent is invalid and that the Company does not infringe the '235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '235 patent. However, on December 18, 2000, Amersham filed a new complaint alleging that the Company is infringing the '235 patent by reason of the Company's sale of certain DNA sequencing systems, which allegations were not in the previous suit under the '235 patent. This action is in the early stages of discovery.

                               APPLERA CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS continued

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. This case is in the early stages of discovery.

The Company believes that the claims asserted by Amersham in the foregoing cases are without merit and intends to defend the cases vigorously. However, the outcome of this or any other litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Company.

Other

The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the financial statements of the Company.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The name of PE Corporation was changed to Applera Corporation (the "Company") and the name of the PE Biosystems group was changed to the Applied Biosystems group effective November 30, 2000.

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

Events Impacting Comparability

Gains on investments. The three and six months ended December 31, 2000 included before-tax gains of $3.0 million and $15.0 million, respectively, related to the sales of minority equity investments. The second quarter of fiscal 2000 included a before-tax gain of $25.8 million related to the sale of the Company's interest in a minority equity investment.

Other special charges. During the second quarter of fiscal 2000, the Company recorded a before-tax charge of $21.6 million in selling, general and administrative expenses for costs related to the acceleration of certain long-term compensation programs as a result of the attainment of performance targets.

Acquisition. During the fourth quarter of fiscal 2000, Paracel, Inc. was acquired in a stock-for-stock transaction. Paracel produces advanced genomic and text analysis technologies. Its products include a hardware accelerator for sequence comparison, a hardware accelerator for text search, and sequence analysis software tools. See Note 2 to the condensed consolidated financial statements for a discussion of this acquisition.

Results of Operations for the Three Months Ended December 31, 2000 Compared With the Three Months Ended December 31, 1999

Applera Corporation reported net income of $27.5 million for the second quarter of fiscal 2001 compared with $19.2 million for the second quarter of fiscal 2000. On a segment basis, the Applied Biosystems group reported net income of $58.0 million for the second quarter of fiscal 2001 compared with $43.8 million for the second quarter of fiscal 2000. On a comparable basis, excluding the gains on the sales of minority equity investments from both fiscal years and the long-term compensation charge from fiscal 2000, net income increased $12.2 million, or 27.8%, to $56.0 million for the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues and lower interest expense. The negative effects of foreign currency reduced net income by approximately $7 million, or 16%, as compared with the second quarter of fiscal 2000. The Celera

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Genomics group reported a net loss of $29.7 million for the second quarter of fiscal 2001 compared with a net loss of $24.3 million for the second quarter of fiscal 2000. The increase in the net loss reflected the increased investment in research and development activities relating to expanded efforts in bioinformatics and software development capabilities; increased operating expenses required to support expanded product and business development activities; expansion of sales and marketing capabilities; and amortization of goodwill and intangibles primarily due to the Paracel acquisition. These increased expenses were partially offset by increased net revenues and interest income.

Net revenues for the Company were $413.3 million for the second quarter of fiscal 2001 compared with $327.4 million for the second quarter of fiscal 2000, an increase of 26.2%. On a segment basis, net revenues for the Applied Biosystems group increased $75.1 million to $411.0 million for the second quarter of fiscal 2001 compared with $335.9 million for the prior year. Net revenues for the Celera Genomics group were $20.3 million for the second quarter of fiscal 2001 compared with $8.3 million for the second quarter of fiscal 2000.

Net revenues for the Applied Biosystems group increased 22.3% compared with the prior year. The effects of foreign currency reduced net revenues by approximately $19 million for the second quarter of fiscal 2001, or 6%, compared with the prior year due primarily to weakness in the euro, the British pound, and the Japanese yen. Revenues from leased instruments and shipments to the Celera Genomics group were $17.3 million and $16.9 million for the second quarter of fiscal 2001 and fiscal 2000, respectively. Geographically, the Applied Biosystems group reported revenue growth in all regions for the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000. Revenues increased 14.5% in the United States, 15.2% in Europe, 59.4% in the Far East, and 29.5% in Latin America and other markets, compared with the second quarter of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 31% in Europe and 63% in the Far East. Contributors to the increase in net revenues included genetic analysis products; polymerase chain reaction product lines; genetic synthesizer products; mass spectrometry instruments for proteomics; and royalties.

Net revenues for the Celera Genomics group were $20.3 million for the second quarter of fiscal 2001 compared with $8.3 million for the second quarter of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from Paracel and genomics services.

Gross margin as a percentage of net revenues for the Company was 53.8% for the second quarter of fiscal 2001 compared with 55.0% for the second quarter of fiscal 2000. Gross margin as a percentage of net revenues for the Applied Biosystems group was 51.9% for the second quarter of fiscal 2001 compared with 53.8% for the second quarter of fiscal 2000. The decrease in the gross margin as a percentage of net revenues was primarily attributable to the negative effects of foreign currency and a change in product mix.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

SG&A expenses for the Company were $109.2 million for the second quarter of fiscal 2001 compared with $115.3 million for the second quarter of fiscal 2000. On a segment basis, SG&A expenses for the Applied Biosystems group were $94.8 million and $105.8 million for the second quarter of fiscal 2001 and 2000, respectively. SG&A expenses for the Celera Genomics group were $14.4 million and $9.5 million for the second quarter of fiscal 2001 and 2000, respectively.

SG&A expenses for the Applied Biosystems group, on a comparable basis excluding the long-term compensation charge in the second quarter of fiscal 2000, increased 12.5% over the prior year. This increase was due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.1% for the second quarter of fiscal 2001 compared with 25.1% for the second quarter of fiscal 2000, excluding the long-term compensation charge.

The Celera Genomics group's SG&A expenses increased $4.9 million over the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities and business development efforts. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

R&D expenses for the Company increased to $84.3 million for the second quarter of fiscal 2001 compared with $60.7 million for the prior year. R&D expenses for the Applied Biosystems group were $42.0 million for the second quarter of fiscal 2001 compared with $31.4 million for the prior year, an increase of 33.9%, as a result of investment in new products and technologies. As a percentage of net revenues, R&D expenses were 10.2% for the second quarter of fiscal 2001 compared with 9.3% for the second quarter of fiscal 2000.

The Celera Genomics group's R&D expenses increased $14.5 million to $52.7 million for the second quarter of fiscal 2001 from $38.2 million for the second quarter of fiscal 2000 primarily as a result of the development of expanded bioinformatics and software development capabilities. The group also expanded its scientific and annotation research teams and bioinformatics and software engineering staff. In addition, the Celera Genomics group accelerated the development of its discovery platform and is currently accelerating its gene discovery work and expanding its capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

The Celera Genomics group recorded $11.0 million of expenses in the second quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to Paracel.

Operating income was $17.7 million for the second quarter of fiscal 2001 compared with $4.0 million for the second quarter of the prior year. On a segment basis, operating income for the Applied Biosystems group increased to $76.3 million for the second quarter of fiscal 2001 compared with $43.5 million for the prior year. On a comparable basis, excluding the long-term compensation charge from the prior year, operating income increased $11.2 million, or 17.3%. The Applied

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as a percentage of net revenues, partially offset by the negative effect of foreign currency. Excluding the negative effect of foreign currency and the special charge from the prior year, operating income increased approximately 33%. Operating income as a percentage of net revenues decreased to 18.6% for the second quarter of fiscal 2001 compared with 19.4% for the prior year, excluding the long-term compensation charge in fiscal 2000, primarily due to the negative effects of foreign currency and a change in product mix. Excluding the effects of foreign currency, operating income as a percentage of net revenues increased to 20.1% in the second quarter of fiscal 2001.

Operating loss for the Celera Genomics group was $57.8 million for the second quarter of fiscal 2001 compared with $39.3 million for the second quarter of fiscal 2000. The increase in the operating loss reflected the increased investment in research and development activities relating to expanded efforts in bioinformatics and software development capabilities; increased operating expenses required to support expanded product and business development activities; expansion of sales and marketing capabilities; and amortization of goodwill and intangibles primarily due to the Paracel acquisition. These increased expenses were partially offset by increased net revenues.

Interest expense was $.3 million for the second quarter of fiscal 2001 compared with $.9 million for the prior year primarily due to lower debt levels in the second quarter of fiscal 2001 compared with the same period of the prior year. Interest expense in both periods reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $21.3 million for the second quarter of fiscal 2001 compared with $5.1 million for the prior year. The increase was attributable to the interest income on larger cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of Applera Corporation-Celera Genomics Group Common Stock completed in March 2000. The second quarter of fiscal 2000 included interest income on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other expense, net was $.3 million for the second quarter of fiscal 2001 compared with $4.3 million for the prior year. These amounts were primarily related to the Company's foreign currency management program.

The Company's effective income tax rate was 34% for the second quarter of fiscal 2001 compared with 36% for the prior year. Excluding the gain on the sale of the minority equity investment in fiscal 2001, the effective income tax rate was 34%. Excluding the sale of a minority equity investment and the long-term compensation charge in fiscal 2000, the effective income tax rate was 25% for the second quarter of 2000. The increase in the effective income tax rate, excluding the special items, was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Results of Operations for the Six Months Ended December 31, 2000 Compared With the Six Months Ended December 31, 1999

Applera Corporation reported net income of $51.9 million for the first six months of fiscal 2001 compared with $29.3 million for the first six months of fiscal 2000. On a segment basis, the Applied Biosystems group reported net income of $107.1 million for the first six months of fiscal 2001 compared with $73.5 million for the first six months of fiscal 2000. On a comparable basis, excluding the gains on the sales of minority equity investments from the first six months of fiscal 2001 and 2000 and the long-term compensation charge from fiscal 2000, net income increased $23.8 million, or 32.4%, compared with the first six months of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues, lower interest expense, and lower non-operating costs related to the Applied Biosystems group's foreign currency management program. The Celera Genomics group reported a net loss of $55.4 million for the first six months of fiscal 2001 compared with a net loss of $43.7 million for the first six months of fiscal 2000. The increase in the net loss reflected the increased investment in research and development activities; increased operating expenses required to support expanded product and business development activities; expansion of sales and marketing capabilities; and amortization of goodwill and intangibles primarily due to the Paracel acquisition. These increased expenses were partially offset by increased net revenues and interest income.

Net revenues for the Company were $780.7 million for the first six months of fiscal 2001 compared with $616.2 million for the first six months of fiscal 2000, an increase of 26.7%. On a segment basis, net revenues for the Applied Biosystems group increased $146.4 million to $774.6 million for the first six months of fiscal 2001 compared with $628.2 million for the prior year. Net revenues for the Celera Genomics group were $38.6 million for the first six months of fiscal 2001 compared with $16.6 million for the first six months of fiscal 2000.

Net revenues for the Applied Biosystems group increased 23.3% compared with the prior year. The effects of foreign currency reduced net revenues by approximately $26 million, or 4%, compared with the prior year due primarily to weakness in the euro and the British pound. Revenues from leased instruments and shipments to the Celera Genomics group were $31.8 million and $28.6 million for the first six months of fiscal 2001 and fiscal 2000, respectively. Geographically, the Applied Biosystems group reported revenue growth in all regions for the first six months of fiscal 2001 compared with the first six months of fiscal 2000. Revenues increased 21.9% in the United States, 16.7% in Europe, 38.3% in the Far East, and 23.5% in Latin America and other markets, compared with the first six months of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 31% in Europe. Contributors to the increase in net revenues included genetic analysis products; sequence detection systems, including reagents and instrument systems for gene expression analysis and single nucleotide polymorphism ("SNP") detection; mass spectrometry products; polymerase chain reaction product lines; and royalties.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues for the Celera Genomics group were $38.6 million for the first six months of fiscal 2001 compared with $16.6 million for the first six months of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from Paracel and genomics services.

Gross margin as a percentage of net revenues for the Company was 54.6% for the first six months of both fiscal 2001 and 2000. Gross margin as a percentage of net revenues for the Applied Biosystems group was 52.6% for the first six months of fiscal 2001 compared with 53.4% for the first six months of fiscal 2000. The decrease in the gross margin as a percentage of net revenues was primarily attributable to the negative effects of foreign currency and a change in product mix.

SG&A expenses for the Company were $212.2 million for the first six months of fiscal 2001 compared with $201.5 million for the first six months of fiscal 2000. On a segment basis, SG&A expenses for the Applied Biosystems group were $184.8 million and $183.6 million for the first six months of fiscal 2001 and 2000, respectively. SG&A expenses for the Celera Genomics group were $27.4 million and $17.9 million for the first six months of fiscal 2001 and 2000, respectively.

SG&A expenses for the Applied Biosystems group, on a comparable basis excluding the long-term compensation charge in the first six months of fiscal 2000, increased 14.1% over the prior year. This increase was due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.9% for the first six months of fiscal 2001 compared with 25.8% for the first six months of fiscal 2000, excluding the long-term compensation charge.

The Celera Genomics group's SG&A expenses increased $9.5 million over the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities and its business development efforts. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

R&D expenses for the Company increased to $168.0 million for the first six months of fiscal 2001 compared with $117.4 million for the prior year. R&D expenses for the Applied Biosystems group were $88.1 million for the first six months of fiscal 2001 compared with $63.4 million for the prior year, an increase of 39.0%, as a result of investment in new products and technologies. As a percentage of net revenues, R&D expenses for the Applied Biosystems group were 11.4% for the first six months of fiscal 2001 compared with 10.1% for the first six months of fiscal 2000.

The Celera Genomics group's R&D expenses increased $29.2 million to $99.5 million for the first six months of fiscal 2001 from $70.3 million for the first six months of fiscal 2000 primarily as a result of the expansion of its scientific and annotation research teams and bioinformatics and software engineering staff. In addition, the Celera Genomics group accelerated the development of its discovery platform and is currently accelerating its gene discovery work and expanding its

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

The Celera Genomics group recorded $22.0 million of expenses in the first half of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to Paracel.

Operating income was $23.9 million for the first six months of fiscal 2001 compared with $17.5 million for the first six months of the prior year. On a segment basis, operating income for the Applied Biosystems group increased to $134.2 million for the first six months of fiscal 2001 compared with $88.5 million for the prior year. On a comparable basis, excluding the long-term compensation charge in fiscal 2000, operating income increased $24.1 million, or 21.9%, over the prior year. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as percentage of net revenues, partially offset by the negative effect of foreign currency. Excluding the negative effect of foreign currency and the special charge from the prior year, operating income increased approximately 34%. Operating income as a percentage of net revenues, excluding the long-term compensation charge in fiscal 2000, remained essentially unchanged. Excluding the effects of foreign currency in fiscal 2001 and the long-term compensation charge in fiscal 2000, operating income as a percentage of net revenues was 18.4% for the first six months of fiscal 2001 compared with 17.5% in the prior year.

Operating loss for the Celera Genomics group was $110.4 million for the first six months of fiscal 2001 compared with $71.6 million for the first six months of fiscal 2000. The increase in the operating loss reflected the increased investment in research and development activities; increased operating expenses required to support expanded product and business development activities; expansion of sales and marketing capabilities; and amortization of goodwill and intangibles primarily due to the Paracel acquisition. These increased expenses were partially offset by increased net revenues.

Interest expense was $1.4 million for the first six months of fiscal 2001 compared with $1.3 million for the prior year. Interest expense in both periods reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $43.9 million for the first six months of fiscal 2001 compared with $9.6 million for the prior year. This increase was attributable to the interest income on larger cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of Applera Corporation-Celera Genomics Group Common Stock completed in March 2000. The first six months of fiscal 2000 included interest income on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other expense, net was $3.2 million for the first six months of fiscal 2001 compared with $8.9 million for the prior year. These amounts were primarily related to the Company's foreign currency management program.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Company's effective income tax rate was 34% for the first six months of fiscal 2001 compared with 32% for the prior year. Excluding the sales of minority equity investments during the first six months of fiscal 2001, the effective tax rate was 33%. Excluding the sale of a minority equity investment in fiscal 2000 and the long-term compensation charge, the effective income tax rate was 24%. The increase in the effective income tax rate, excluding the special items, was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel.

Market Risk

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For fiscal 2000 and the first half of fiscal 2001, the Company derived approximately 50% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The Company performed a sensitivity analysis as of December 31, 2000 on its foreign currency derivative financial instruments. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar at December 31, 2000, the Company calculated a hypothetical loss of $10.0 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged. This hypothetical analysis excludes the impact of foreign currency translation on the Company's operations. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges. See
Note 7 to the condensed consolidated financial statements for a further discussion of derivative financial instruments.

Management's Discussion of Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Cash Flows.

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents and short-term investments were $1.3 billion at December 31, 2000 compared with $1.5 billion at June 30, 2000, with total debt of $53.3 million at December 31, 2000 compared with $97.8 million at June 30, 2000. Working capital was $1.5 billion at December 31, 2000 and June 30, 2000. Debt to total capitalization decreased to 2% at December 31, 2000 from 4% at June 30, 2000. During the second quarter of fiscal 2001, the Company repaid the $46.0 million of commercial paper borrowing that was outstanding at June 30, 2000.

Accounts receivable increased $60.0 million to $438.6 million at December 31, 2000 from $378.6 million at June 30, 2000. The increase was primarily due to growth in the Applied Biosystem group's net revenues and timing of collections.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Prepaid expenses and other current assets increased $30.5 million to $114.0 million at December 31, 2000 from $83.5 million at June 30, 2000, primarily due to certain nontrade receivables and the fair value of derivative financial instruments.

Property, plant and equipment, net increased $72.0 million to $406.9 million at December 31, 2000 from $334.9 million at June 30, 2000, primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million.

Other long-term assets decreased $64.9 million to $558.0 million at December 31, 2000 from $622.9 million at June 30, 2000. The Company's minority equity investments decreased $140.2 million due to a decrease in the fair value of the securities, as well as the sales of certain investments mentioned previously. This decrease was partially offset by an increase of $84.8 million in noncurrent deferred tax assets and by an increase in purchased license agreements.

Accrued salaries and wages decreased $36.6 million to $53.1 million at December 31, 2000 from $89.7 million at June 30, 2000 reflecting the payments of certain compensation-related accruals.

Accrued taxes on income decreased $35.1 million to $114.5 million at December 31, 2000 from $149.6 million at June 30, 2000 primarily due to income tax payments.

Condensed Consolidated Statements of Cash Flows. Net cash used by operating activities was $78.8 million for the first six months of fiscal 2001 compared with $16.0 million for the same period in fiscal 2000. For the first six months of fiscal 2001, compared with the same period in the prior year, increases in accounts receivable, prepaid expenses and other assets, and higher payments to suppliers and payments of certain compensation-related accruals were only partially offset by higher income-related cash flows.

Net cash used by investing activities was $248.1 million for the first six months of fiscal 2001 compared with $31.5 million for the first six months of fiscal 2000. During the first six months of fiscal 2001, the Company had net purchases of $151.2 million of short-term investments. For the first six months of fiscal 2001, the Company had capital expenditures of $108.7 million. Capital expenditures were $97.3 million for the Applied Biosystems group, which included approximately $54 million related to the purchase of property in Pleasanton, California for the future construction of new office, laboratory and light manufacturing facilities, and $15.1 million for laboratory facilities. Capital expenditures for the Celera Genomics group were $12.6 million for the first six months of fiscal 2001. For the same period in the prior year, capital expenditures for the Company were $51.1 million. In the first six months of fiscal 2001, the Company realized net proceeds of $11.4 million from the sales of minority equity investments compared with $19.1 million for the prior year.

Net cash used by discontinued operations was $1.6 million for the first six months of fiscal 2001 compared with $7.4 million for the first six months of fiscal 2000. The fiscal 2000 and fiscal 2001

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

uses were for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business.

Net cash used by financing activities was $19.9 million for the first six months of fiscal 2001 compared with net cash provided by financing activities of $93.9 million for the prior year. During the first six months of fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing which it secured in the first half of fiscal 2000 specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. Dividends paid were $17.8 million during the first six months of fiscal 2001 compared with $8.7 million in the prior year. The increase in the amount of dividends paid was due to timing. Proceeds from employee stock option exercises were $37.8 million in the first half of fiscal 2001 compared with $27.7 million for the first half of fiscal 2000.

At December 31, 2000, the Company had unused credit facilities, including the existing revolving credit facility, totaling $319.2 million.

Outlook

The Applied Biosystems group expects to continue to grow and maintain profitability for the remainder of fiscal 2001. The Applied Biosystems group should continue to benefit from its customers in basic medical research, pharmaceutical development, and applied markets for sophisticated, automated, and cost-effective life science tools.

Demand is expected to continue for a variety of tools to gather, interpret, and integrate biological information to achieve a better understanding of human health and disease. The Applied Biosystems group should also benefit from the introduction of new products designed to meet these demands during fiscal 2001. For example, during the first half of fiscal 2001, the Applied Biosystems group announced a new product and initiative in proteomics. Shipments of the first Maldi TOF/TOF mass spectrometer were made to early access customers and the Celera Genomics group in the first half of fiscal 2001. In addition, the Applied Biosystems group recently introduced a new Productivity Pack, intended to offer customers using the ABI PRISM(R) genetic analyzers a substantial improvement in productivity, and the ABI PRISM(R) 7900 HT sequence detection system.

The Applied Biosystems group remains concerned about adverse currency effects because approximately 50% of its revenues were derived from regions outside the United States in fiscal 2000 and the first half of fiscal 2001. The Applied Biosystems group also remains subject to various other uncertainties, many of which are referenced in the "Forward-Looking Statements" section below.

The Celera Genomics group expects to see a continued expansion in the customer base for online genomics information products and related genomics services, with corresponding increases in revenues during fiscal 2001. Revenue growth is expected to be generated primarily from increasing the customer base among the major pharmaceutical and biotech companies, academic institutions, and non-profit research organizations, and expanding the Celera Genomics group's research collaborations and services business.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The expected increase in revenues should be more than offset as the Celera Genomics group invests in the discovery aspects of its business and continues staffing the organization. The Celera Genomics group has recently hired key people to lead its efforts to develop potential new therapeutic targets and molecular diagnostic markers. The Celera Genomics group intends to continue to expand its efforts in the development of its proteomics and functional genomics capabilities. The Celera Genomics group also intends to continue to strengthen its bioinformatics platform, both in information content and in delivery systems. SG&A expenses are also expected to increase as the group continues to expand its sales and marketing functions.

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

During the first half of fiscal 2001, the Company announced plans to expand its existing molecular diagnostics business. This initiative is anticipated to leverage several technological resources of the Applied Biosystems group and the Celera Genomics group. Further details regarding the initiative and its status within the Company's capital structure are anticipated to be announced in the coming quarters, as the initiative is refined.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Applied Biosystems group see "Applied Biosystems group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 43 to 45 of this report. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Celera

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Genomics Group see "Celera Genomics group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 59 to 68 of this report.

                            APPLIED BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                              Three months ended            Six months ended
                                                 December 31,                 December 31,
                                             1999           2000           1999          2000
                                          ---------      ---------      ---------      ---------
Net Revenues                              $ 335,941      $ 411,021      $ 628,196      $ 774,593
Cost of sales                               155,202        197,843        292,701        367,468
                                          ---------      ---------      ---------      ---------
Gross Margin                                180,739        213,178        335,495        407,125
Selling, general and administrative         105,822         94,819        183,559        184,794
Research, development and engineering        31,372         42,010         63,404         88,125
                                          ---------      ---------      ---------      ---------
Operating Income                             43,545         76,349         88,532        134,206
Gain on investments                          25,811          2,981         25,811         14,985
Interest expense                              2,116            294          4,329            561
Interest income                               3,939          4,208          8,184          8,589
Other expense, net                           (4,305)          (239)        (8,885)        (3,152)
                                          ---------      ---------      ---------      ---------
Income Before Income Taxes                   66,874         83,005        109,313        154,067
Provision for income taxes                   23,040         25,051         35,772         46,969
                                          ---------      ---------      ---------      ---------
Net Income                                $  43,834      $  57,954      $  73,541      $ 107,098
                                          =========      =========      =========      =========

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                       At June 30,  At December 31,
                                                          2000          2000
                                                       ----------   ---------------
                                                                     (unaudited)
Assets
Current assets
  Cash and cash equivalents                            $  394,608     $  270,054
  Accounts receivable, net                                367,370        427,594
  Inventories                                             154,491        165,775
  Prepaid expenses and other current assets                81,338        111,409
                                                       ----------     ----------
Total current assets                                      997,807        974,832

Property, plant and equipment, net                        230,940        300,071
Other long-term assets                                    469,409        416,989
                                                       ----------     ----------
Total Assets                                           $1,698,156     $1,691,892
                                                       ==========     ==========

Liabilities and Group Equity
Current liabilities
  Loans payable                                        $   15,693     $   20,131
  Tax benefit payable to the Celera Genomics group         16,702
  Accounts payable                                        173,631        165,292
  Accrued salaries and wages                               79,409         42,344
  Accrued taxes on income                                 149,505        113,596
  Other accrued expenses                                  167,718        177,990
                                                       ----------     ----------
Total current liabilities                                 602,658        519,353

  Long-term debt                                           36,115         33,182
  Other long-term liabilities                             125,019        133,062
                                                       ----------     ----------
Total Liabilities                                         763,792        685,597

Group Equity                                              934,364      1,006,295
                                                       ----------     ----------
Total Liabilities and Group Equity                     $1,698,156     $1,691,892
                                                       ==========     ==========

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)


                                                                 Six months ended
                                                                   December 31,
                                                                1999          2000
                                                             ---------      ---------
Operating Activities from Continuing Operations
Net income                                                   $  73,541      $ 107,098
Adjustments to reconcile net income to net cash provided
 (used) by operating activities
  Depreciation and amortization                                 25,922         30,745
  Long-term compensation programs                               27,660          2,972
  Gain on sale of assets                                       (25,811)       (14,985)
  Deferred income taxes                                          1,678           (741)
Changes in operating assets and liabilities
  Increase in accounts receivable                              (13,683)       (68,207)
  Increase in inventories                                      (17,572)       (14,209)
  Increase in prepaid expenses and other assets                (17,008)       (39,494)
  Decrease in accounts payable and other liabilities           (23,844)       (53,496)
                                                             ---------      ---------
Net Cash Provided (Used) by Operating Activities                30,883        (50,317)
                                                             ---------      ---------
Investing Activities from Continuing Operations
Additions to property, plant and equipment
 (net of disposals of $594 and $412, respectively)             (30,646)       (96,904)
Investments                                                     (9,000)        (4,131)
Proceeds from the sale of assets                                31,056         15,498
                                                             ---------      ---------
Net Cash Used by Investing Activities                           (8,590)       (85,537)
                                                             ---------      ---------
Net Cash Provided (Used) by Continuing Operations
  Before Financing Activities                                   22,293       (135,854)
                                                             ---------      ---------
Net Cash Used by Operating Activities
  From Discontinued Operations                                  (7,435)        (1,561)
                                                             ---------      ---------
Financing Activities
Net change in loans payable                                     28,999          6,040
Dividends                                                       (8,748)       (17,758)
Proceeds from stock issued for stock plans                      21,474         24,387
                                                             ---------      ---------
Net Cash Provided by Financing Activities                       41,725         12,669
                                                             ---------      ---------
Effect of Exchange Rate Changes on Cash                          2,413            192
                                                             ---------      ---------
Net Change in Cash and Cash Equivalents                         58,996       (124,554)
Cash and Cash Equivalents Beginning of Period                  236,530        394,608
                                                             ---------      ---------
Cash and Cash Equivalents End of Period                      $ 295,526      $ 270,054
                                                             =========      =========

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The name of PE Corporation was changed to Applera Corporation (the "Company") and the name of the PE Biosystems group was changed to the Applied Biosystems group effective November 30, 2000.

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Company's 2000 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for derivative instruments and hedging activities, which is discussed in Note 6 of the Applied Biosystems group's condensed combined financial statements.

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

The Applied Biosystems group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements.

NOTE 2 - ALLOCATION OF FEDERAL AND STATE INCOME TAXES

The federal income taxes of the Company and its subsidiaries, which own assets allocated between the groups, are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Company's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Intergroup transactions are taxed as if each group were a stand-alone company. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are transferred to the group that can utilize such benefits. Tax benefits generated by the Celera Genomics group commencing July 1, 1998, which could be utilized on a consolidated basis, were reimbursed by the Applied Biosystems group to the Celera Genomics group up to a limit of $75 million. As of December 31, 2000, the Celera Genomics group generated cumulative tax benefits of $89.4 million that were utilized by the Applied Biosystems group. The amounts utilized by the Applied Biosystems group in excess of the $75 million limit are not reimbursed to the Celera Genomics group and are recorded to group equity in the Applied Biosystems group's Condensed Combined Statements of Financial Position. See Note 1 of

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

Applied Biosystems combined financial statements included in the Company's 2000 Annual Report to Stockholders for a further discussion of the tax allocation policy.

NOTE 3 - COMPREHENSIVE INCOME

Accumulated other comprehensive income included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and six months ended December 31, 1999 and 2000 is presented in the following table:

(Dollar amounts in millions)                   Three months ended       Six months ended
                                                  December 31,            December 31,
                                                1999        2000        1999        2000
                                               ------      ------      ------      ------
Net income                                     $ 43.8      $ 58.0      $ 73.5      $107.1
Other comprehensive income (loss),
  net of tax:
  Foreign currency translation adjustments      (18.6)        7.8        (5.7)       (4.8)
  Unrealized gain on hedge contracts, net                     1.2                     5.6
  Unrealized gain (loss) on
     investments, net                            29.3       (60.9)       61.9       (83.1)
  Reclassification adjustments for
     realized gains included in net income      (16.7)       (1.9)      (16.7)       (9.7)
                                               ------      ------      ------      ------
Other comprehensive income (loss)                (6.0)      (53.8)       39.5       (92.0)
                                               ------      ------      ------      ------
Comprehensive income                           $ 37.8      $  4.2      $113.0      $ 15.1
                                               ======      ======      ======      ======

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)   June 30,     December 31,
                                2000           2000
                               ------       ------------
Raw materials and supplies     $ 51.2         $ 61.5
Work-in-process                   6.3            5.9
Finished products                97.0           98.4
                               ------         ------
Total inventories              $154.5         $165.8
                               ======         ======

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

(Dollar amounts in millions)                            Six months ended
                                                          December 31,
                                                       1999          2000
                                                     --------     ---------
Nonreimbursable utilization of tax benefits
  generated by the Celera Genomics group              $   -         $14.4
Tax benefit related to employee stock options         $   -         $32.9
Dividends declared not paid                           $ 8.8         $ 8.9

NOTE 6 - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements require the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is driven by the intended use of the derivative and the resulting designation. The Applied Biosystems group adopted the statements effective July 1, 2000. The cumulative effect of adoption resulted in an immaterial adjustment for a change in accounting principle in both the Condensed Combined Statements of Operations and in accumulated other comprehensive income in the Condensed Combined Statements of Financial Position.

The Applied Biosystems group's foreign currency risk management strategy utilizes derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain foreign currency-denominated net asset positions. The principal objective of this strategy is to minimize the risks and/or costs associated with the Applied Biosystems group's global financial and operating activities. The Applied Biosystems group utilizes foreign exchange forward, option, and range forward contracts to manage its foreign currency exposures, and an interest rate swap agreement to manage its interest rate exposure. The Applied Biosystems group does not use derivative financial instruments for trading purposes, nor is it a party to leveraged derivatives.

The fair value of all foreign currency derivative contracts is recorded in prepaid expenses and other current assets and other accrued expenses. The fair value of the interest rate swap agreement is recorded in other long-term liabilities.

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

Cash Flow Hedges

The Applied Biosystems group's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Applied Biosystems group uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Combined Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income, is reclassified to net revenues in the Condensed Combined Statements of Operations. During the three and six months ended December 31, 2000, the Applied Biosystems group recognized net gains of $3.7 million and $4.8 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At December 31, 2000, $9.1 million of derivative gains ($6.0 million net of deferred taxes) recorded in other comprehensive income are expected to be reclassified to earnings during the next twelve months. For the three and six months ended December 31, 2000, the Applied Biosystems group recognized expense of $1.0 million and $2.7 million, respectively, included in other expense in the Condensed Combined Statements of Operations, which represented the change in the time value component of the fair value of option contracts designated as cash flow hedges. The time value component is not included in the assessment of hedge effectiveness, and as a result, any changes are recognized in earnings in the period in which they occur.

The Applied Biosystems group maintains an interest rate swap in conjunction with a five-year Japanese yen debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under the terms of this contract, the Applied Biosystems group will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement will be established by agreement at the time of termination. The agreed upon amount would usually represent the net present value at current interest rates of the remaining obligation to exchange payments under the terms of the contract.

Other Hedges

The Applied Biosystems group also uses derivative financial instruments to hedge against the adverse effects that foreign currency exchange rate fluctuations may have on its foreign currency-denominated net asset positions. The gains and losses on these derivatives are expected to largely offset transaction losses and gains, respectively, on the underlying foreign currency-denominated assets and liabilities, both of which are recorded in other expense.

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and six months ended December 31, 1999, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $16.9 million and $28.6 million, respectively. For the three and six months ended December 31, 2000, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $17.3 million and $31.8 million, respectively.

NOTE 8 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the '648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the '648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the '648 patent. The trial date has been postponed and is currently expected to be scheduled for spring or summer 2001.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM)DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. This case has not yet been scheduled for trial.

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement, and inducing the infringement of U.S. Patent No. 4,707,235 ("the '235 patent") by reason of the Company's sale of certain ABI PRISM(TM) DNA sequencing systems. The complaint seeks injunctive and monetary relief. The Company answered the

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

complaint, alleging that the '235 patent is invalid and that the Company does not infringe the '235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '235 patent. However, on December 18, 2000, Amersham filed a new complaint alleging that the Company is infringing the '235 patent by reason of the Company's sale of certain DNA sequencing systems, which allegations were not in the previous suit under the '235 patent. This action is in the early stages of discovery.

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. This case is in the early stages of discovery.

The Company believes that the claims asserted by Amersham in the foregoing cases are without merit and intends to defend the cases vigorously. However, the outcome of this or any other litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Applied Biosystems group and the Company.

Other

The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the financial statements of the Applied Biosystems group or the Company.

The holders of Applera Corporation - Applied Biosystems Group Common Stock are stockholders of the Company and will continue to be subject to all risks associated with an investment in the Company, including any legal proceedings and claims affecting the Celera Genomics group.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The name of PE Corporation was changed to Applera Corporation (the "Company") and the name of the PE Biosystems group was changed to the Applied Biosystems group effective November 30, 2000.

The following discussion should be read in conjunction with the Applied Biosystems group's condensed combined financial statements and related notes and the Company's condensed consolidated financial statements and related notes included in this report; Applied Biosystems' "Management's Discussion and Analysis" appearing on pages 10 - 19 of the Company's 2000 Annual Report to Stockholders; and the Company's "Management's Discussion and Analysis" appearing on pages 73 - 87 of the Company's 2000 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Events Impacting Comparability

Gains on investments. The three and six months ended December 31, 2000 included before-tax gains of $3.0 million and $15.0 million, respectively, related to the sales of minority equity investments. The second quarter of fiscal 2000 included a before-tax gain of $25.8 million related to the sale of the Company's interest in a minority equity investment.

Other special charges. During the second quarter of fiscal 2000, the Applied Biosystems group recorded a before-tax charge of $21.6 million in selling, general and administrative expenses for costs related to the acceleration of certain long-term compensation programs as a result of the attainment of performance targets.

Results of Operations for the Three Months Ended December 31, 2000 Compared With the Three Months Ended December 31, 1999

The Applied Biosystems group reported net income of $58.0 million for the second quarter of fiscal 2001 compared with $43.8 million for the second quarter of fiscal 2000. On a comparable basis, excluding the gains on the sales of minority equity investments from both fiscal years and the long-term compensation charge from fiscal 2000, net income increased $12.2 million, or 27.8%, to $56.0 million for the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues and lower interest expense. The negative effects of foreign currency reduced net income by approximately $7 million, or 16%, as compared with the second quarter of fiscal 2000.

Net revenues were $411.0 million for the second quarter of fiscal 2001 compared with $335.9 million for the second quarter of fiscal 2000, an increase of 22.3%. The effects of foreign currency reduced net revenues by approximately $19 million for the second quarter of fiscal 2001, or 6%, compared with the prior year due primarily to weakness in the euro, the British pound, and the Japanese yen.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Revenues from leased instruments and shipments to the Celera Genomics group were $17.3 million and $16.9 million for the second quarter of fiscal 2001 and fiscal 2000, respectively.

Geographically, the Applied Biosystems group reported revenue growth in all regions for the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000. Revenues increased 14.5% in the United States, 15.2% in Europe, 59.4% in the Far East, and 29.5% in Latin America and other markets, compared with the second quarter of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 31% in Europe and 63% in the Far East. Contributors to the increase in net revenues included genetic analysis products; polymerase chain reaction product lines; genetic synthesizer products; mass spectrometry instruments for proteomics; and royalties.

Gross margin as a percentage of net revenues was 51.9% for the second quarter of fiscal 2001 compared with 53.8% for the second quarter of fiscal 2000. The decrease in the gross margin as a percentage of net revenues was primarily attributable to the negative effects of foreign currency and a change in product mix.

SG&A expenses were $94.8 million for the second quarter of fiscal 2001 compared with $105.8 million for the second quarter of fiscal 2000, a decrease of 10.4%. On a comparable basis, excluding the long-term compensation charge in the prior year, SG&A expenses increased 12.5%. This increase was due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.1% for the second quarter of fiscal 2001 compared with 25.1% for the second quarter of fiscal 2000, excluding the long-term compensation charge.

R&D expenses were $42.0 million for the second quarter of fiscal 2001 compared with $31.4 million for the prior year, an increase of 33.9%, as a result of investment in new products and technologies. As a percentage of net revenues, R&D expenses were 10.2% for the second quarter of fiscal 2001 compared with 9.3% for the second quarter of fiscal 2000.

Operating income increased to $76.3 million for the second quarter of fiscal 2001 compared with $43.5 million for the prior year. On a comparable basis, excluding the long-term compensation charge from the prior year, operating income increased $11.2 million, or 17.3%. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as a percentage of net revenues, partially offset by the negative effect of foreign currency. Excluding the negative effect of foreign currency and the special charge from the prior year, operating income increased approximately 33%. Operating income as a percentage of net revenues decreased to 18.6% for the second quarter of fiscal 2001 compared with 19.4% for the prior year, excluding the long-term compensation charge in fiscal 2000, primarily due to the negative effects of foreign currency and a change in product mix. Excluding the effects of foreign currency, operating income as a percentage of net revenues increased to 20.1% in the second quarter of fiscal 2001.

Interest expense was $.3 million for the second quarter of fiscal 2001 compared with $2.1 million for the prior year. The second quarter of fiscal 2000 included interest on the $150 million note payable to

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

the Celera Genomics group. The note was paid in the fourth quarter of fiscal 2000. Interest income was $4.2 million for the second quarter of fiscal 2001 compared with $3.9 million for the prior year. The increase was due to larger cash balances and higher interest rates for fiscal 2001 compared with fiscal 2000. The second quarter of fiscal 2000 included interest income on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other expense, net was $.2 million for the second quarter of fiscal 2001 compared with $4.3 million for the prior year. These amounts were primarily related to the Company's foreign currency management program.

The effective income tax rate was 30% for the second quarter of fiscal 2001 compared with 34% for the prior year. Excluding the special items previously discussed, the effective income tax rate was 30% for the second quarter of both fiscal years. See Note 1 to Applied Biosystems combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations for the Six Months Ended December 31, 2000 Compared With the Six Months Ended December 31, 1999

The Applied Biosystems group reported net income of $107.1 million for the first six months of fiscal 2001 compared with $73.5 million for the first six months of fiscal 2000. On a comparable basis, excluding the gains on the sales of minority equity investments from the first six months of fiscal 2001 and 2000 and the long-term compensation charge from fiscal 2000, net income increased $23.8 million, or 32.4%, compared with the first six months of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues, lower interest expense, and lower non-operating costs related to the Applied Biosystems group's foreign currency management program.

Net revenues were $774.6 million for the first six months of fiscal 2001 compared with $628.2 million for the first six months of fiscal 2000, an increase of 23.3%. The effects of foreign currency reduced net revenues by approximately $26 million, or 4%, compared with the prior year due primarily to weakness in the euro and the British pound. Revenues from leased instruments and shipments to the Celera Genomics group were $31.8 million and $28.6 million for the first six months of fiscal 2001 and fiscal 2000, respectively.

Geographically, the Applied Biosystems group reported revenue growth in all regions for the first six months of fiscal 2001 compared with the first six months of fiscal 2000. Revenues increased 21.9% in the United States, 16.7% in Europe, 38.3% in the Far East, and 23.5% in Latin America and other markets, compared with the first six months of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 31% in Europe. Contributors to the increase in net revenues included genetic analysis products; sequence detection systems, including reagents and instrument

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

systems for gene expression analysis and single nucleotide polymorphism ("SNP") detection; mass spectrometry products; polymerase chain reaction product lines; and royalties.

Gross margin as a percentage of net revenues was 52.6% for the first six months of fiscal 2001 compared with 53.4% for the first six months of fiscal 2000. The decrease in the gross margin as a percentage of net revenues was primarily attributable to the negative effects of foreign currency and a change in product mix.

SG&A expenses were $184.8 million for the first six months of fiscal 2001 compared with $183.6 million for the first six months of fiscal 2000. On a comparable basis, excluding the long-term compensation charge in the prior year, SG&A expenses increased 14.1% over the prior year. This increase was due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.9% for the first six months of fiscal 2001 compared with 25.8% for the first six months of fiscal 2000, excluding the long-term compensation charge.

R&D expenses were $88.1 million for the first six months of fiscal 2001 compared with $63.4 million for the prior year, an increase of 39.0%, as a result of investment in new products and technologies. As a percentage of net revenues, R&D expenses were 11.4% for the first six months of fiscal 2001 compared with 10.1% for the first six months of fiscal 2000.

Operating income increased to $134.2 million for the first six months of fiscal 2001 compared with $88.5 million for the prior year. On a comparable basis, excluding the long-term compensation charge in fiscal 2000, operating income increased $24.1 million, or 21.9%, over the prior year. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as percentage of net revenues, partially offset by the negative effect of foreign currency. Excluding the negative effect of foreign currency and the special charge from the prior year, operating income increased approximately 34%. Operating income as a percentage of net revenues, excluding the long-term compensation charge in fiscal 2000, remained essentially unchanged. Excluding the effects of foreign currency in fiscal 2001 and the long-term compensation charge in fiscal 2000, operating income as a percentage of net revenues was 18.4% for the first six months of fiscal 2001 compared with 17.5% in the prior year.

Interest expense was $.6 million for the first six months of fiscal 2001 compared with $4.3 million for the prior year. The first six months of fiscal 2000 included interest on the $150 million note payable to the Celera Genomics group. The note was paid in the fourth quarter of fiscal 2000. Interest income was $8.6 million for the first six months of fiscal 2001 compared with $8.2 million for the prior year. The increase was due to larger cash balances and higher interest rates for fiscal 2001 compared with fiscal 2000. The first half of fiscal 2000 included interest income on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Other expense, net was $3.2 million for the first six months of fiscal 2001 compared with $8.9 million for the prior year. These amounts were primarily related to the Company's foreign currency management program.

The effective income tax rate was 30% for the first six months of fiscal 2001 compared with 33% for the prior year. Excluding the special items discussed above, the effective income tax rate was 30% for both six month periods ended December 31, 2000 and 1999. See Note 1 to Applied Biosystems combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Market Risk

The Applied Biosystems group operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For fiscal 2000 and the first half of fiscal 2001, the Applied Biosystems group derived approximately 50% of its revenues from countries outside of the United States. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The Applied Biosystems group performed a sensitivity analysis as of December 31, 2000 on its foreign currency derivative financial instruments. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar at December 31, 2000, the Applied Biosystems group calculated a hypothetical loss of $10.0 million when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged. This hypothetical analysis excludes the impact of foreign currency translation on the Applied Biosystems group's operations. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges. See Note 6 to the condensed combined financial statements for a further discussion of derivative financial instruments.

Management's Discussion of Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Condensed Combined Statements of Financial Position and the Condensed Combined Statements of Cash Flows.

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $270.1 million at December 31, 2000 compared with $394.6 million at June 30, 2000, with total debt of $53.3 million at December 31, 2000 compared with $51.8 million at June 30, 2000. Working capital was $455.5 million at December 31, 2000 compared with $395.1 million at June 30, 2000. Debt to total capitalization remained unchanged at 5% at December 31, 2000 compared with June 30, 2000.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Accounts receivable increased $60.2 million to $427.6 million at December 31, 2000 from $367.4 million at June 30, 2000, primarily due to growth in net revenues and timing of collections.

Prepaid expenses and other current assets increased $30.1 million to $111.4 million at December 31, 2000 from $81.3 million at June 30, 2000, primarily due to certain nontrade receivables and the fair value of derivative financial instruments.

Property, plant and equipment, net increased $69.2 million to $300.1 million at December 31, 2000 from $230.9 million at June 30, 2000, primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million.

Other long-term assets decreased $52.4 million to $417.0 million at December 31, 2000 from $469.4 million at June 30, 2000. The Applied Biosystems groups' minority equity investments decreased $140.2 million due to a decrease in the fair value of the securities, as well as the sales of certain investments mentioned previously. This decrease was partially offset by an increase of $74.5 million in noncurrent deferred tax assets and by an increase in purchased license agreements.

The tax benefit payable to the Celera Genomics group of $16.7 million at June 30, 2000 was settled during the first six months of fiscal 2001. The reimbursable limit of $75 million was reached during the first quarter of fiscal 2001. See Note 2 to the condensed combined financial statements for a further discussion of the tax allocation policy.

Accrued salaries and wages decreased $37.1 million to $42.3 million at December 31, 2000 from $79.4 million at June 30, 2000 reflecting the payments of certain compensation-related accruals.

Accrued taxes on income decreased $35.9 million to $113.6 million at December 31, 2000 from $149.5 million at June 30, 2000 primarily due to income tax payments and the utilization of tax benefits generated by the Celera Genomics group.

Condensed Combined Statements of Cash Flows. Net cash used by operating activities was $50.3 million for the first six months of fiscal 2001 compared with $30.9 million of net cash provided by operating activities for the same period in fiscal 2000. For the first six months of fiscal 2001, compared with the same period in the prior year, increases in accounts receivable, prepaid expenses and other assets, and higher payments to suppliers and payments of certain compensation-related accruals were only partially offset by higher income-related cash flows.

Net cash used by investing activities was $85.5 million for the first six months of fiscal 2001 compared with $8.6 million for the prior year. In the first six months of fiscal 2001, the Applied Biosystems group's capital expenditures were $97.3 million, which included approximately $54 million related to the purchase of property in Pleasanton, California for the future construction of new office, laboratory and light manufacturing facilities and $15.1 million for laboratory facilities. For the same period in the prior year, capital expenditures were $31.2 million. In the first six months of

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

fiscal 2001, the Applied Biosystems group realized net proceeds of $11.4 million from the sales of minority equity investments compared with $22.1 million for the prior year.

Net cash used by discontinued operations was $1.6 million for the first six months of fiscal 2001 compared with $7.4 million for the first six months of fiscal 2000. The fiscal 2000 and fiscal 2001 uses were for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business.

Net cash provided by financing activities was $12.7 million for the first six months of fiscal 2001 compared with $41.7 million for the prior year. Proceeds from employee stock option exercises were $24.4 million in the first half of fiscal 2001 compared with $21.5 million for the first six months of fiscal 2000. Loans payable increased $6.0 million for the first six months of fiscal 2001 compared with an increase of $29.0 million for the prior year. Dividends paid were $17.8 million during the first six months of fiscal 2001 compared with $8.7 million in the prior year. The increase in the amount of dividends paid was due to timing.

At December 31, 2000, the Company had unused credit facilities, including the Company's revolving credit facility, totaling $319.2 million, which is available to both the Applied Biosystems group and the Celera Genomics group.

Outlook

The Applied Biosystems group expects to continue to grow and maintain profitability for the remainder of fiscal 2001. The Applied Biosystems group should continue to benefit from its customers in basic medical research, pharmaceutical development, and applied markets for sophisticated, automated, and cost-effective life science tools.

Demand is expected to continue for a variety of tools to gather, interpret, and integrate biological information to achieve a better understanding of human health and disease. The Applied Biosystems group should also benefit from the introduction of new products designed to meet these demands during fiscal 2001. For example, during the first half of fiscal 2001, the Applied Biosystems group announced a new product and initiative in proteomics. Shipments of the first Maldi TOF/TOF mass spectrometer were made to early access customers and the Celera Genomics group in the first half of fiscal 2001. In addition, the Applied Biosystems group recently introduced a new Productivity Pack, intended to offer customers using the ABI PRISM(R) genetic analyzers a substantial improvement in productivity, and the ABI PRISM(R) 7900 HT sequence detection system.

During the first half of fiscal 2001, the Company announced plans to expand its existing molecular diagnostics business. This initiative is anticipated to leverage several technological resources of the Applied Biosystems group and the Celera Genomics group. Further details regarding the initiative and its status within the Company's capital structure are anticipated to be announced in the coming quarters, as the initiative is refined.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

The Applied Biosystems group remains concerned about adverse currency effects because approximately 50% of its revenues were derived from regions outside the United States in fiscal 2000 and the first half of fiscal 2001. The Applied Biosystems group also remains subject to various other uncertainties, many of which are referenced in the "Forward-Looking Statements" section below.

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

Rapidly changing technology in life sciences could make the Applied Biosystems group's product line obsolete unless it continues to improve existing products, develop new products, and pursue new market opportunities. A significant portion of the net revenues for the Applied Biosystems group each year is derived from products that did not exist in the prior year. The Applied Biosystems group's future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. The Applied Biosystems group's products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. Unanticipated difficulties or delays in replacing existing products with new products could adversely affect the Applied Biosystems group's future operating results. The pursuit of new market opportunities will add further complexity and require additional management attention and resources as these markets are addressed.

A significant portion of sales depends on customers' capital spending policies which may be subject to significant and unexpected decreases. A significant portion of the Applied Biosystems group's instrument product sales are capital purchases by its customers. The Applied Biosystems group's customers include pharmaceutical, environmental, research, and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for the Applied Biosystems group's products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for the Applied Biosystems group's products.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

A substantial portion of the Applied Biosystems group's sales is to customers at universities or research laboratories whose funding is dependent on both the level and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures, particularly in the United States and Japan, may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase the Applied Biosystems group's products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the business of the Applied Biosystems group could be adversely affected.

The Applied Biosystems group has been and could in the future be subject to claims for infringement of patents and other intellectual property rights. The Applied Biosystems group's products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed but unpublished patent applications that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and the Applied Biosystems group's belief that its products do not infringe the technology covered by patents and patent applications could be successfully challenged by third parties. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and such parties could bring a theft of trade secret claim against the Applied Biosystems group asserting that the Applied Biosystems group's products improperly utilize technologies which are not patented but which are protected as trade secrets. The Applied Biosystems group has been made a party to litigation regarding intellectual property matters, including patent litigation, some of which, if determined adversely, could have a material adverse effect on the Applied Biosystems group. Due to the fact that the Applied Biosystems group's business depends in large part on rapidly developing and dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. The Applied Biosystems group has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

Since the Applied Biosystems group's business is dependent on foreign sales, fluctuating currencies will make our revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group's net revenues during fiscal 2000 and the first half of fiscal 2001 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. As a result, the Applied Biosystems group's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group's control.

Integrating acquired technologies may be costly and may not result in technological advances. The future growth of the Applied Biosystems group depends in part on its ability to acquire complementary technologies through acquisitions and investments. The consolidation of employees,

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

operations, and marketing and distribution methods could present significant managerial challenges. For example, the Applied Biosystems group may encounter operational difficulties in the integration of manufacturing or other facilities. In addition, technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all.

Electricity shortages and earthquakes could disrupt operations in California. The headquarters and principal operations of the Applied Biosystems group are located in Foster City, California. The State of California and its principal electrical utility companies have recently indicated that there is a statewide electricity shortage and that these utility companies are in poor financial condition. As a result, California has experienced temporary localized electricity outages, or rolling blackouts, which may continue or worsen into blackouts of longer duration in the future. Blackouts in Foster City, even of relatively short duration, could impair or cause a temporary suspension of the group's operations, including the manufacturing and shipment of new products, and could have a material adverse effect on operating results. In addition, Foster City is located near major California earthquake faults. The ultimate impact of earthquakes on the Applied Biosystems group, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                               Three months ended           Six months ended
                                                  December 31,                December 31,
                                               1999          2000          1999          2000
                                             --------      --------      --------      --------
Net Revenues                                 $  8,346      $ 20,319      $ 16,625      $ 38,572

Costs and Expenses
Research and development                       38,169        52,745        70,333        99,489
Selling, general and administrative             9,525        14,362        17,932        27,392
Amortization of goodwill and intangibles                     10,968                      22,049
                                             --------      --------      --------      --------

Operating Loss                                (39,348)      (57,756)      (71,640)     (110,358)
Interest expense                                  610            43           661           829
Interest income                                 3,074        17,124         5,107        35,310
Other expense, net                                               15                           4
                                             --------      --------      --------      --------

Loss Before Income Taxes                      (36,884)      (40,690)      (67,194)      (75,881)
Benefit for income taxes                       12,606        10,986        23,518        20,488
                                             --------      --------      --------      --------
Net Loss                                     $(24,278)     $(29,704)     $(43,676)     $(55,393)
                                             ========      ========      ========      ========

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                              At June 30,  At December 31,
                                                                 2000           2000
                                                              ----------   ---------------
                                                                             (unaudited)
Assets
Current assets
  Cash and cash equivalents                                    $  569,894     $  346,298
  Short-term investments                                          541,140        692,634
  Tax benefit receivable from the Applied Biosystems group         16,702
  Accounts receivable, net                                         14,936         19,239
  Inventories, net                                                  3,336          2,957
  Prepaid expenses and other current assets                         2,283          2,625
                                                               ----------     ----------
Total current assets                                            1,148,291      1,063,753

Property, plant and equipment, net                                111,442        113,819
Other long-term assets                                            153,524        141,014
                                                               ----------     ----------
Total Assets                                                   $1,413,257     $1,318,586
                                                               ==========     ==========

Liabilities and Group Equity
Current liabilities
  Accounts payable                                             $   21,566     $   21,546
  Accrued salaries and wages                                       10,251         10,756
  Deferred revenues                                                24,169         19,141
  Other accrued expenses                                           11,266         14,156
                                                               ----------     ----------
Total current liabilities                                          67,252         65,599

  Long-term debt                                                   46,000
  Other long-term liabilities                                       9,189          7,831
                                                               ----------     ----------
Total Liabilities                                                 122,441         73,430

Group Equity                                                    1,290,816      1,245,156
                                                               ----------     ----------
Total Liabilities and Group Equity                             $1,413,257     $1,318,586
                                                               ==========     ==========

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                         Six months ended
                                                                           December 31,
                                                                        1999           2000
                                                                      ---------      ---------
Operating Activities
Net loss                                                              $ (43,676)     $ (55,393)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                                        10,652         32,107
    Long-term compensation program                                          314            628
    Deferred income taxes                                                (6,615)       (15,043)
Changes in operating assets and liabilities
  Decrease in tax benefit receivable
    from the Applied Biosystems group                                       522         16,702
  Increase in accounts receivable                                        (6,512)        (4,303)
  Decrease in inventory                                                                    379
  (Increase) decrease in prepaid expenses and other assets               (2,051)           758
  Increase (decrease) in accounts payable and other liabilities             479         (3,037)
                                                                      ---------      ---------
Net Cash Used by Operating Activities                                   (46,887)       (27,202)
                                                                      ---------      ---------
Investing Activities
Additions to property, plant and equipment                              (19,867)       (12,623)
Purchases of short-term investments, net                                              (151,205)
Investments                                                              (3,000)
                                                                      ---------      ---------
Net Cash Used by Investing Activities                                   (22,867)      (163,828)
                                                                      ---------      ---------
Financing Activities
Net change in loans payable                                              46,000        (46,000)
Proceeds from stock issued for stock plans                                6,218         13,434
                                                                      ---------      ---------
Net Cash Provided (Used) by Financing Activities                         52,218        (32,566)
                                                                      ---------      ---------
Net Change in Cash and Cash Equivalents                                 (17,536)      (223,596)
Cash and Cash Equivalents Beginning of Period                            71,491        569,894
                                                                      ---------      ---------
Cash and Cash Equivalents End of Period                               $  53,955      $ 346,298
                                                                      =========      =========

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The name of PE Corporation was changed to Applera Corporation (the "Company") and the name of the PE Biosystems group was changed to the Applied Biosystems group effective November 30, 2000.

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

NOTE 2 - ALLOCATION OF FEDERAL AND STATE INCOME TAXES

The federal income taxes of the Company and its subsidiaries, which own assets allocated between the groups, are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Company's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Intergroup transactions are taxed as if each group were a stand-alone company. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are transferred to the group that can utilize such benefits. Tax benefits generated by the Celera Genomics group commencing July 1, 1998, which could be utilized on a consolidated basis, were reimbursed by the Applied Biosystems group to the Celera Genomics group up to a limit of $75 million. As of December 31, 2000, the Celera Genomics group generated cumulative tax benefits of $89.4 million that were utilized by the Applied Biosystems group since July 1, 1998. The amounts utilized by the Applied Biosystems group in excess of the $75 million limit are not reimbursed to the Celera Genomics group and are recorded to group equity in the Celera Genomics group's Condensed Combined Statements of Financial Position. See Note 1 of the

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

Celera Genomics group's combined financial statements included in the Company's 2000 Annual Report to Stockholders for a further discussion of the tax allocation policy.

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

(Dollar amounts in millions)         Three months ended          Six months ended
                                     December 31, 1999           December 31, 1999
                                     -----------------           -----------------
Net revenues                               $  10.8                    $  22.1
Net loss                                   $ (36.4)                   $ (69.9)

See Note 2 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a further discussion of this acquisition.

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive income included in Group Equity in the Condensed Combined Statements of Financial Position consists of unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three and six months ended December 31, 1999 and 2000 is presented in the following table:

(Dollar amounts in millions)                              Three months ended                  Six months ended
                                                             December 31,                       December 31,
                                                         1999              2000             1999             2000
                                                    --------------     ------------     -------------    ------------
Net loss                                                $(24.3)          $(29.7)           $(43.7)          $(55.4)
Other comprehensive income:
  Unrealized gain on investments, net of tax                                0.2                                0.5
                                                    --------------     ------------     -------------    ------------
Comprehensive loss                                      $(24.3)          $(29.5)           $(43.7)          $(54.9)
                                                    ==============     ============     =============    ============

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)   June 30,        December 31,
                                2000               2000
                               --------        ------------
Raw materials and supplies       $1.9             $2.9
Finished products                 1.4              0.1
                                 ----             ----
Total inventories                $3.3             $3.0
                                 ====             ====

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

(Dollar amounts in millions)                                     Six months ended
                                                                   December 31,
                                                                1999          2000
                                                              -------       -------
Nonreimbursable utilization of tax benefits by
    the Applied Biosystems group                               $  -          $14.4
Tax benefit related to employee stock options                  $  -          $ 9.6

NOTE 7 - DEBT

Long-term debt at June 30, 2000 consisted of $46.0 million of commercial paper borrowing. The Company had the necessary credit facilities, through its revolving credit agreement, to refinance the commercial paper borrowings on a long-term basis. At June 30, 2000, these borrowings were classified as a noncurrent liability because it was the Company's intent to refinance these obligations on a long-term basis. However, in October 2000, the Company repaid this debt.

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and six months ended December 31, 1999, research and development expenses included $14.3 million and $26.0 million, respectively, for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group. For the three and six month periods ended December 31, 2000, research and development expenses included $17.3 million and $30.5 million, respectively, for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

The Institute of Genomic Research ("TIGR"). During the second quarter of fiscal 2001, the Celera Genomics group entered into an agreement to perform sequencing services for TIGR. The President of the Celera Genomics group is also the current Chairman of the Board of Trustees of TIGR. An immediate family member of the President of the Celera Genomics group currently serves as TIGR's President and is on TIGR's Board of Trustees. Additionally, as of December 31, 2000, TIGR owns approximately 1.4 million options to purchase Applera Corporation - Celera Genomics Group Common Stock.

During the second quarter of fiscal 2001, the Celera Genomics group recognized revenues of $1.6 million from TIGR, which was also a receivable as of December 31, 2000.

NOTE 9 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the '648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the '648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the '648 patent. The trial date has been postponed and is currently expected to be scheduled for spring or summer 2001.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM)DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. This case has not yet been scheduled for trial.

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement, and inducing the infringement of U.S. Patent No. 4,707,235 ("the

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

'235 patent") by reason of the Company's sale of certain ABI PRISM(TM) DNA sequencing systems. The complaint seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '235 patent is invalid and that the Company does not infringe the '235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '235 patent. However, on December 18, 2000, Amersham filed a new complaint alleging that the Company is infringing the '235 patent by reason of the Company's sale of certain DNA sequencing systems, which allegations were not in the previous suit under the '235 patent. This action is in the early stages of discovery.

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. This case is in the early stages of discovery.

The Company believes that the claims asserted by Amersham in the foregoing cases are without merit and intends to continue to defend the cases vigorously. However, the outcome of this or any other litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Celera Genomics group and the Company.

Other

The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the financial statements of the Celera Genomics group or the Company.

The holders of Applera Corporation - Celera Genomics Group Common Stock are stockholders of the Company and will continue to be subject to all risks associated with an investment in the Company, including any legal proceedings and claims affecting the Applied Biosystems group.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The name of PE Corporation was changed to Applera Corporation (the "Company") and the name of the PE Biosystems group was changed to the Applied Biosystems group effective November 30, 2000.

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

Events Impacting Comparability

Acquisition. During the fourth quarter of fiscal 2000, Paracel, Inc. was acquired in a stock-for-stock transaction. Paracel produces advanced genomic and text analysis technologies. Its products include a hardware accelerator for sequence comparison, a hardware accelerator for text search, and sequence analysis software tools. See Note 3 to the condensed combined financial statements for a discussion of this acquisition.

Results of Operations for the Three Months Ended December 31, 2000 Compared With the Three Months Ended December 31, 1999

The Celera Genomics group reported a net loss of $29.7 million for the second quarter of fiscal 2001 compared with a net loss of $24.3 million for the second quarter of fiscal 2000. The increase in the net loss reflected the increased investment in research and development activities relating to expanded efforts in bioinformatics and software development capabilities; increased operating expenses required to support expanded product and business development activities; expansion of sales and marketing capabilities; and amortization of goodwill and intangibles primarily due to the Paracel acquisition. These increased expenses were partially offset by increased net revenues and interest income.

Net revenues for the Celera Genomics group were $20.3 million for the second quarter of fiscal 2001 compared with $8.3 million for the second quarter of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from Paracel and genomics services.

R&D expenses increased $14.5 million to $52.7 million for the second quarter of fiscal 2001 from $38.2 million for the second quarter of fiscal 2000 primarily as a result of the development of expanded bioinformatics and software development capabilities. The group also expanded its

                              CELERA GENOMICS GROUP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    continued

scientific and annotation research teams and bioinformatics and software engineering staff. In addition, the Celera Genomics group accelerated the development of its discovery platform and is currently accelerating its gene discovery work and expanding its capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

SG&A expenses were $14.4 million for the second quarter of fiscal 2001 compared with $9.5 million for the second quarter of fiscal 2000. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities and business development efforts. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

The Celera Genomics group recorded $11.0 million of expenses in the second quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to Paracel.

Interest expense was less than $.1 million for the second quarter of fiscal 2001 compared with $.6 million for the second quarter of fiscal 2000. Interest expense in both periods reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $17.1 million for the second quarter of fiscal 2001 compared with $3.1 million for the second quarter of fiscal 2000. The increase was attributable to interest income on cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of Applera Corporation-Celera Genomics Group Common Stock completed in March 2000. The second quarter of fiscal 2000 included interest income from the $150 million note receivable from the Applied Biosystems group. The note was collected in the fourth quarter of fiscal 2000.

The effective income tax rate was 27% for the second quarter of fiscal 2001 and 34% for the second quarter of fiscal 2000. The decrease in the effective income tax benefit rate was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations for the Six Months Ended December 31, 2000 Compared With the Six Months Ended December 31, 1999

The Celera Genomics group reported a net loss of $55.4 million for the first six months of fiscal 2001 compared with a net loss of $43.7 million for the first six months of fiscal 2000. The increase in the net loss reflected the increased investment in research and development activities; increased operating expenses required to support expanded product and business development activities; expansion of sales and marketing capabilities; and amortization of goodwill and intangibles primarily due to the

                              CELERA GENOMICS GROUP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    continued

Paracel acquisition. These increased expenses were partially offset by increased net revenues and interest income.

Net revenues for the Celera Genomics group were $38.6 million for the first six months of fiscal 2001 compared with $16.6 million for the first six months of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from Paracel and genomics services.

R&D expenses increased $29.2 million to $99.5 million for the first six months of fiscal 2001 from $70.3 million for the first six months of fiscal 2000 primarily as a result of the expansion of its scientific and annotation research teams and bioinformatics and software engineering staff. In addition, the Celera Genomics group accelerated the development of its discovery platform and is currently accelerating its gene discovery work and expanding its capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

SG&A expenses were $27.4 million for the first six months of fiscal 2001 compared with $17.9 million for the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities and its business development efforts. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

The Celera Genomics group recorded $22.0 million of expenses in the first half of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to Paracel.

Interest expense was $.8 million for the first six months of fiscal 2001 compared with $.7 million for the first six months of fiscal 2000. Interest expense in both periods reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $35.3 million for the first six months of fiscal 2001 compared with $5.1 million for the first six months of fiscal 2000. The increase was attributable to interest income on cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of Applera Corporation-Celera Genomics Group Common Stock completed in March 2000. The first six months of fiscal 2000 included interest income from the $150 million note receivable from the Applied Biosystems group. This note was collected in the fourth quarter of fiscal 2000.

The effective income tax rate was 27% for the first six months of fiscal 2001 and 35% for the first six months of fiscal 2000. The decrease in the effective income tax benefit rate was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

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

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents and short-term investments were $1.0 billion at December 31, 2000 compared with $1.1 billion at June 30, 2000. During the second quarter of fiscal 2001, the Company repaid the $46.0 million of commercial paper borrowing that was outstanding at June 30, 2000. Working capital was $1.0 billion at December 31, 2000 and $1.1 billion at June 30, 2000.

The Celera Genomics group had a tax benefit receivable from the Applied Biosystems group of $16.7 million at June 30, 2000. This amount represented the tax benefits reimbursable from the Applied Biosystems group for the fourth quarter of fiscal 2000. The tax benefit receivable was settled during the first half of fiscal 2001. At December 31, 2000, the Applied Biosystems group had utilized tax benefits generated by the Celera Genomics group in excess of the maximum reimbursable amount. See Note 2 to the Celera Genomics group's condensed combined financial statements for a discussion of allocations of federal and state income taxes.

Accounts receivable increased $4.3 million to $19.2 million at December 31, 2000 from $14.9 million at June 30, 2000, primarily as a result of increased revenues and the timing of payments received on subscription and service agreements.

Other long-term assets decreased $12.5 million to $141.0 at December 31, 2000 from $153.5 million at June 30, 2000, primarily due to amortization of goodwill and other intangibles, partially offset by an increase in deferred tax assets.

Deferred revenues decreased $5.1 million to $19.1 million at December 31, 2000 from $24.2 million at June 30, 2000 due to revenue recognized under database subscriptions and genomic service agreements, partially offset by the timing of subscriptions received for these services.

Condensed Combined Statements of Cash Flows. Cash used by operating activities was $27.2 million for the first six months of fiscal 2001 compared with $46.9 million for the same period in the prior year. The decrease in cash used by operating activities resulted primarily from lower net cash operating losses, the settlement of the tax benefit receivable from the Applied Biosystems group, and lower increases in accounts receivable during the first six months of fiscal 2001. Prepaid expenses and other assets decreased during the first six months of fiscal 2001 compared to an increase in the same period in the prior year. These items were partially offset by a decrease in deferred revenues.

Net cash used by investing activities was $163.8 million for the first six months of fiscal 2001 compared with $22.9 million for the first six months of fiscal 2000. The Celera Genomics group had

                              CELERA GENOMICS GROUP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    continued

net purchases of $151.2 million of short-term investments during fiscal 2001. Capital expenditures were $12.6 million for the first six months of fiscal 2001 compared to $19.9 million for the first six months of fiscal 2000. Fiscal 2001 capital expenditures included $1.9 million of purchases from the Applied Biosystems group. Fiscal 2000 capital expenditures included payments of $8.1 million for software licenses. The Celera Genomics group had investments of $3.0 million during the first six months of fiscal 2000.

Net cash used by financing activities was $32.6 million for the first six months of fiscal 2001 compared with $52.2 million provided by financing activities for the same period in the prior year. During the first six months of fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing which it secured in the first half of fiscal 2000 specifically for the purchase of the Rockland, Maryland facilities. This repayment was offset in fiscal 2001 by $13.4 million in proceeds received from stock issued for employee stock plans compared with $6.2 million in the same period of the prior year.

At December 31, 2000, the Company had unused credit facilities, including the Company's revolving credit facility, totaling $319.2 million, which is available to both the Celera Genomics group and the Applied Biosystems group.

Outlook

The Celera Genomics group expects to see a continued expansion in the customer base for online genomics information products and related genomics services, with corresponding increases in revenues during fiscal 2001. Revenue growth is expected to be generated primarily from increasing the customer base among the major pharmaceutical and biotech companies, academic institutions, and non-profit research organizations, and expanding the Celera Genomics group's research collaborations and services business.

The expected increase in revenues should be more than offset as the Celera Genomics group invests in the discovery aspects of its business and continues staffing the organization. The Celera Genomics group has recently hired key people to lead its efforts to develop potential new therapeutic targets and molecular diagnostic markers. The Celera Genomics group intends to continue to expand its efforts in the development of its proteomics and functional genomics capabilities. The Celera Genomics group also intends to continue to strengthen its bioinformatics platform, both in information content and in delivery systems. SG&A expenses are also expected to increase as the group continues to expand its sales and marketing functions.

During the first half of fiscal 2001, the Company announced plans to expand its existing molecular diagnostics business. This initiative is anticipated to leverage several technological resources of the Applied Biosystems group and the Celera Genomics group. Further details regarding the initiative

                              CELERA GENOMICS GROUP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    continued

and its status within the Company's capital structure are anticipated to be announced in the coming quarters, as the initiative is refined.

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

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $234.2 million as of December 31, 2000 and expects that it will continue to incur additional net losses for the foreseeable future. These losses may increase as Celera expands its investments in new technology and product development, including the development of its functional genomics and personalized health/medicine efforts. As an early-stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals, and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

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

Celera Genomics' business plan depends heavily on accurate and complete assembly and annotation of the human and mouse genomes. The Celera Genomics group has assembled human genome sequence data obtained using "whole genome shotgun sequencing." Although the Celera Genomics group believes that its assembly efforts have produced a human genome assembly of high quality, the Celera Genomics group will continue to update its assembly as it continues to annotate the human genome. The Celera Genomics group has also completed the first assembly of the mouse genome using the same method. The Celera Genomics group's ability to retain its existing customers and attract new customers is heavily dependent upon the continued assembly and annotation of the human and mouse genomes. This information is essential to the functional genomics and personalized health/medicine components of Celera Genomics' business strategy in which Celera Genomics intends to make substantial investments in the near future. As a result, failure to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's business.

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

Competitors may also discover, characterize, or develop important genes, drug targets or leads, drug discovery technologies, or drugs in advance of Celera Genomics or its customers, or which are more effective than those developed by Celera Genomics or its customers, or may obtain regulatory approvals of their drugs more rapidly than Celera Genomics' customers do, any of which could have a material adverse effect on any of Celera Genomics' similar programs. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit Celera Genomics' rights or its customers' ability to use Celera Genomics' products to commercialize therapeutic, diagnostic, or agricultural products. In addition, a customer may use the Celera Genomics group's services to develop products that compete with products separately developed by the Celera Genomics group or its other customers.

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

Celera Genomics relies on its strategic relationship with the Applied Biosystems group. The Celera Genomics group believes that its strategic relationship with the Applied Biosystems group has provided it with a significant competitive advantage in its efforts to date to sequence the human and other genomes. Celera Genomics' timely completion of that work and successful extension of its business into the functional genomics, personalized health/medicine, and proteomics arenas will depend on the Applied Biosystems group's ability to continue to provide leading-edge, proprietary technology and products, including technologies relating to genetic analysis, protein analysis, and high-throughput screening. If the Applied Biosystems group is unable to supply these technologies, Celera will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with the Applied Biosystems group that adversely affects the Celera Genomics group's access to the Applied Biosystems group's technology or failure by the Applied Biosystems group to continue to develop new technologies or protect its proprietary technology could adversely affect Celera Genomics' business.

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

                              CELERA GENOMICS GROUP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    continued

Celera Genomics could incur liabilities relating to hazardous materials that it uses in its research and development activities. Celera Genomics' research and development activities involve the controlled use of hazardous materials and chemicals, and may in the future involve various radioactive materials. In the event of an accidental contamination or injury from these materials, the Celera Genomics group could be held liable for damages in excess of its resources.

Celera Genomics' sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's ability to obtain new customers for genomic information products, value-added services and licenses to intellectual property depends on its customers' belief that the group can help accelerate their drug discovery efforts. The Celera Genomics group's sales cycle is typically lengthy because the group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. The Celera Genomics group may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical companies have affected, and may in the future affect, the timing and progress of the Celera Genomics group's sales efforts.

Scientific and management staff have unique expertise which is key to Celera Genomics' commercial viability and which would be difficult to replace. Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly J. Craig Venter, its President. For the sequencing and assembly of the human genome, the Celera Genomics group believes the following members of its staff are essential: Dr. Venter; Mark Adams, Vice President for Genome Programs; and Eugene Myers, Vice President of Informatics Research, who is responsible for the group assembling the genome. None of these individuals are party to employment agreements, non-competition agreements, or non-solicitation agreements with the Celera Genomics group. Additional members of the Celera Genomics group's medical, scientific, and bioinformatics staff are important to the development of information, tools, and services required for implementation of its business plan. Also, in an effort to meet the demands of its growing business, including the development of its discovery business, the group recently hired other key management personnel in the areas of immunotherapeutics, proteomics, operations, sales, marketing, and business development, and the group believes that these persons will be important to the successful growth of the group's business. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on the Celera Genomics group's ability to achieve its goals.

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

Celera Genomics' position may depend on its ability to protect trade secrets. The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group currently protects such information and procedures as trade secrets. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and the group may not have adequate remedies for any such breach. In addition, the group's trade secrets may otherwise become known or be independently developed by competitors.

Public disclosure of genomics sequence data could jeopardize Celera Genomics' intellectual property protection and have an adverse effect on the value of the Celera Genomics group's products and services. The Celera Genomics group, the federally funded Human Genome Project, and others engaged in similar research have made and are expected to continue making available to the public basic human sequence data. Such disclosures might limit the scope of the Celera Genomics group's claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurance that such publication has not affected, and will not affect, the ability to obtain patent protection. Customers may conclude that uncertainties of such protection decrease the value of the Celera Genomics group's information products and services and, as a result, it may be required to reduce the fees it charges for such products and services.

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

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera Genomics group's products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed toward insurance carriers and employers using such tests to discriminate on the basis of such information, resulting in barriers to the acceptance of such tests by consumers. This could lead to governmental authorities calling for limits on, or regulation of, the use of genetic testing, or prohibit testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for the Company's products.

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

Future acquisitions may absorb significant resources and may be unsuccessful. As part of the Celera Genomics group's strategy, it expects to pursue acquisitions, investments, and other relationships and alliances. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities, and expenses that could have a material effect on the Celera Genomics group's financial condition and results of operations. For example, to the extent that it elects to pay the purchase price for such acquisitions in shares of Applera Corporation - Celera Genomics Group Common Stock, such issuance of additional shares of Applera Corporation - Celera Genomics Group Common Stock will be dilutive to holders of Applera Corporation - Celera Genomics Group Common Stock. Acquisitions involve numerous other risks, including:

o difficulties integrating acquired technologies and personnel into the business of the Celera Genomics group;

o    diversion of management from daily operations;

o    inability to obtain required financing on favorable terms;

o entry into new markets in which the Celera Genomics group has little or no previous experience;

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

Applera Corporation is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera Corporation - Celera Genomics Group Common Stock which may be expensive and time consuming. Applera Corporation and certain of its officers have been served in five lawsuits purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in Applera Corporation's offering of Applera Corporation - Celera Genomics Group Common

                              CELERA GENOMICS GROUP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    continued

Stock completed on March 6, 2000. In the offering, Applera Corporation sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. The complaints in these lawsuits generally allege that the prospectus used in connection with the offering contained inaccurate and misleading statements in violation of federal securities laws. The complaints seek unspecified damages, rescission, costs and expenses, and such other relief as the court deems proper. All of these lawsuits have been consolidated into a single case. Although Applera Corporation believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              3(i) Restated Certificate of Incorporation.

         (b)  Reports on Form 8-K.

              During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K dated November 27, 2000 to report under Item 5 thereof the change of the Company's corporate name to Applera Corporation and the name of the Company's PE Biosystems Group to the Applied Biosystems Group and certain related matters.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLERA CORPORATION


                                             By:  /s/ Dennis L. Winger
                                                 -----------------------------
                                                  Dennis L. Winger
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                             By:  /s/ Vikram Jog
                                                 -----------------------------
                                                  Vikram Jog
                                                  Corporate Controller
                                                  (Chief Accounting Officer)

Dated:  February 14, 2001