Form 10-Q
period 2001-03-31
APPLERA CORP
filed 2001-05-15
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


As of the close of business on May 10, 2001, there were 211,140,878 shares of Applera Corporation - Applied Biosystems Group Common Stock and 61,442,490 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX

Part I. Financial Information                                                                           Page

    A.  Applera Corporation Consolidated

        Item 1.    Financial Statements
                   Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended March 31, 2000 and 2001                                       1

                   Condensed Consolidated Statements of Financial Position at
                   June 30, 2000 and March 31, 2001                                                          2

                   Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended March 31, 2000 and 2001                                                 3

                   Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                                          4-14

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         15-27


    B.  Applied Biosystems Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three and Nine Months Ended March 31, 2000 and 2001                                      28

                   Condensed Combined Statements of Financial Position at
                   June 30, 2000 and March 31, 2001                                                         29

                   Condensed Combined Statements of Cash Flows for the
                   Nine Months Ended March 31, 2000 and 2001                                                30

                   Notes to Unaudited Condensed Combined Financial Statements                            31-36

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         37-47


                               APPLERA CORPORATION
                                      INDEX

Part I. Financial Information (continued)                                                               Page

    C.  Celera Genomics Group

        Item 1.    Financial Statements
                   Condensed Combined Statements of Operations for the
                   Three and Nine Months Ended March 31, 2000 and 2001                                      48

                   Condensed Combined Statements of Financial Position at
                   June 30, 2000 and March 31, 2001                                                         49

                   Condensed Combined Statements of Cash Flows for the
                   Nine Months Ended March 31, 2000 and 2001                                                50

                   Notes to Unaudited Condensed Combined Financial Statements                            51-55

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         56-71

Part II.  Other Information                                                                                 72

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)



                                                           Three months ended                     Nine months ended
                                                               March 31,                              March 31,

                                                         2000               2001                2000               2001
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $      363,130      $      447,086     $      979,337     $     1,227,765
Cost of sales                                             158,590             202,519            438,402             557,129
                                                   -----------------  ------------------ ------------------  -----------------

Gross Margin                                              204,540             244,567            540,935             670,636
Selling, general and administrative                       104,227             119,288            305,718             331,474
Research, development and engineering                      69,421              89,038            186,806             257,022
Amortization of goodwill and intangibles                                       10,916                                 32,965
                                                   -----------------  ------------------ ------------------  -----------------

Operating Income                                           30,892              25,325             48,411              49,175
Gain on investments                                                                               25,811              14,985
Interest expense                                            1,047                 288              2,297               1,678
Interest income                                             9,430              19,286             18,981              63,185
Other income (expense), net                                 5,040              (1,175)            (3,845)             (4,331)
                                                   -----------------  ------------------ ------------------  -----------------

Income Before Income Taxes                                 44,315              43,148             87,061             121,336
Provision for income taxes                                 11,464              14,822             24,956              41,080
                                                   -----------------  ------------------ ------------------  -----------------
Net Income                                         $       32,851      $       28,326     $       62,105     $        80,256
                                                   =================  ================== ==================  =================


Applied Biosystems Group (see Note 4)
  Net Income                                       $       56,067      $       57,669     $      129,608     $       164,767
      Basic per share                              $          .27      $          .27     $          .63     $           .78
      Diluted per share                            $          .26      $          .26     $          .60     $           .74
  Dividends per share                              $         .085      $         .085     $          .17     $           .17

Celera Genomics Group (see Note 4)
  Net Loss                                         $      (24,107)     $      (29,087)    $      (67,783)    $       (84,480)
      Basic and diluted per share                  $         (.45)     $         (.48)    $        (1.29)    $         (1.40)



See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)




                                                                                        At June 30,           At March 31,
                                                                                           2000                  2001
                                                                                    -------------------  ---------------------
                                                                                                              (unaudited)

Assets
Current assets
  Cash and cash equivalents                                                          $         964,502    $          825,917
  Short-term investments                                                                       541,140               548,934
  Accounts receivable, net                                                                     378,593               427,652
  Inventories, net                                                                             157,827               171,874
  Prepaid expenses and other current assets                                                     83,465               107,259
                                                                                    -------------------  ---------------------
Total current assets                                                                         2,125,527             2,081,636

Property, plant and equipment, net                                                             334,855               417,639
Other long-term assets                                                                         622,933               526,589
                                                                                    -------------------  ---------------------
Total Assets                                                                         $       3,083,315    $        3,025,864
                                                                                    ===================  =====================

Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                                                      $          15,693    $           20,415
  Accounts payable                                                                             191,484               199,434
  Accrued salaries and wages                                                                    89,660                70,977
  Accrued taxes on income                                                                      149,584               113,224
  Other accrued expenses                                                                       200,079               219,768
                                                                                    -------------------  ---------------------
Total current liabilities                                                                      646,500               623,818

Long-term debt                                                                                  82,115                30,715
Other long-term liabilities                                                                    134,208               154,102
                                                                                    -------------------  ---------------------
Total Liabilities                                                                              862,823               808,635

Stockholders' Equity
  Capital stock
        Applera Corporation - Applied Biosystems group                                           2,087                 2,111
        Applera Corporation - Celera Genomics group                                                593                   613
  Capital in excess of par value                                                             1,714,362             1,823,413
  Retained earnings                                                                            377,996               422,506
  Accumulated other comprehensive income (loss)                                                125,454               (31,414)
                                                                                    -------------------  ---------------------
Total Stockholders' Equity                                                                   2,220,492             2,217,229
                                                                                    -------------------  ---------------------
Total Liabilities and Stockholders' Equity                                           $       3,083,315    $        3,025,864
                                                                                    ===================  =====================

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)




                                                                                              Nine months ended
                                                                                                  March 31,
                                                                                            2000               2001
                                                                                      -----------------  ------------------

Operating Activities from Continuing Operations
Net income                                                                            $       62,105      $       80,256
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                             54,301              93,995
    Long-term compensation programs                                                            6,822               5,549
    Gain on sale of assets                                                                   (25,811)            (14,985)
    Deferred income taxes                                                                     (5,496)             (3,221)
Changes in operating assets and liabilities:
    Increase in accounts receivable                                                          (40,838)            (73,434)
    Increase in inventories                                                                  (12,468)            (20,692)
    Increase in prepaid expenses and other assets                                             (9,869)            (33,816)
    Decrease in accounts payable and other liabilities                                        (1,253)             (8,708)
                                                                                      -----------------  ------------------

Net Cash Provided by Operating Activities                                                     27,493              24,944
                                                                                      -----------------  ------------------

Investing Activities from Continuing Operations
Additions to property, plant and equipment
  (net of disposals of $2,014 and $887, respectively)                                        (92,365)           (139,921)
Purchases of short-term investments, net                                                                          (7,249)
Investments                                                                                  (16,998)             (8,912)
Proceeds from the sale of assets, net                                                         31,056              15,498
                                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                                        (78,307)           (140,584)
                                                                                      -----------------  ------------------

Net Cash Used by Continuing Operations
  Before Financing Activities                                                                (50,814)           (115,640)
                                                                                      -----------------  ------------------

Net Cash Used by Operating Activities
  From Discontinued Operations                                                                (8,493)             (2,279)
                                                                                      -----------------  ------------------

Financing Activities
Net change in loans payable                                                                   76,292             (38,170)
Dividends                                                                                    (17,530)            (26,702)
Net proceeds from stock offering                                                             943,303
Proceeds from stock issued for stock plans                                                    45,355              50,249
                                                                                      -----------------  ------------------
Net Cash Provided (Used) by Financing Activities                                           1,047,420             (14,623)
                                                                                      -----------------  ------------------
Effect of Exchange Rate Changes on Cash                                                       (9,950)             (6,043)
                                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                                      978,163            (138,585)
Cash and Cash Equivalents Beginning of Period                                                308,021             964,502
                                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                                               $    1,286,184      $      825,917
                                                                                      =================  ==================

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

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

(Dollar amounts in millions except per share amounts)                Three months ended             Nine months ended
                                                                        March 31, 2000                March 31, 2000
                                                                  --------------------------    -------------------------

Net revenues                                                                         $365.2                      $ 986.9
Net income                                                                           $ 20.4                      $  23.4

Applied Biosystems Group
   Net income                                                                        $ 56.1                      $ 129.6
       Basic per share                                                               $  .27                      $   .63
       Diluted per share                                                             $  .26                      $   .60

Celera Genomics group
   Net loss                                                                          $(36.6)                     $(106.5)
       Basic and diluted per share                                                   $ (.66)                     $ (1.97)

See Note 2 to the consolidated financial statements in the Company's 2000 Annual Report to Stockholders for a further discussion of this acquisition.

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in Stockholders' Equity on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income (loss) for the three and nine months ended March 31, 2000 and 2001 is presented in the following table:

(Dollar amounts in millions)                                     Three months ended               Nine months ended
                                                                     March 31,                        March 31,
                                                                2000            2001            2000             2001
                                                             ------------    -----------     ------------    -------------
Net income                                                       $ 32.9          $ 28.3          $ 62.1          $  80.3
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                        (13.4)          (21.5)          (19.1)           (26.3)
  Unrealized gain on hedge contracts, net                                           4.4                             10.0
  Unrealized gain (loss) on investments, net                       82.7           (48.3)          144.6           (130.9)
  Reclassification adjustments for realized
     gains included in net income                                                                 (16.7)            (9.7)
                                                             ------------    -----------     ------------    -------------
Other comprehensive income (loss)                                  69.3           (65.4)          108.8           (156.9)
                                                             ------------    -----------     ------------    -------------
Comprehensive income (loss)                                      $102.2          $(37.1)         $170.9          $ (76.6)
                                                             ============    ===========     ============    =============

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

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the three months ended March 31:

(Amounts in thousands                                            Applied Biosystems               Celera Genomics
  except per share amounts)                                             Group                          Group
                                                             ----------------------------  ------------------------------
                                                                 2000           2001           2000            2001
                                                             -------------  -------------  --------------  --------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share                                                       207,516        210,599         53,884          61,071

Common stock equivalents                                           11,489         10,896
                                                             -------------  -------------  --------------  --------------

Shares used in the calculation of diluted
  earnings (loss) per share                                       219,005        221,495         53,884          61,071
                                                             =============  =============  ==============  ==============

Earnings (loss) used in the calculation
  of basic and diluted earnings (loss) per share                 $ 56,067       $ 57,669      $ (24,107)      $ (29,087)
                                                             =============  =============  ==============  ==============

Earnings (loss) per share
     Basic                                                       $    .27       $    .27      $    (.45)      $    (.48)
     Diluted                                                     $    .26       $    .26      $    (.45)      $    (.48)

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the nine months ended March 31:

(Amounts in thousands                                            Applied Biosystems               Celera Genomics
  except per share amounts)                                             Group                         Group
                                                             ----------------------------  ------------------------------
                                                                 2000           2001           2000            2001
                                                             -------------  -------------  --------------  --------------
Weighted average number of common shares
  used in the calculation of basic earnings (loss)
  per share                                                       206,551        209,925        52,430           60,480

Common stock equivalents                                            9,201         11,771
                                                             -------------  -------------  --------------  --------------

Shares used in the calculation of diluted
  earnings (loss) per share                                       215,752        221,696        52,430           60,480
                                                             =============  =============  ==============  ==============

Earnings (loss) used in the calculation
  of basic and diluted earnings (loss) per share                 $129,608       $164,767      $(67,783)        $(84,480)
                                                             =============  =============  ==============  ==============

Earnings (loss) per share
     Basic                                                       $    .63       $    .78      $  (1.29)        $  (1.40)
     Diluted                                                     $    .60       $    .74      $  (1.29)        $  (1.40)


Options and warrants to purchase 5.7 million and 6.9 million shares of Applera Corporation - Applied Biosystems Group Common Stock were outstanding at March 31, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. Options and warrants to purchase 14.3 million and 14.8 million shares of Applera Corporation
- Celera Genomics Group Common Stock were outstanding at March 31, 2000 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive.

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)            June 30,              March 31,
                                          2000                   2001
                                  ---------------------  ---------------------
Raw materials and supplies                $  53.1                $  70.0
Work-in-process                               6.3                    6.3
Finished products                            98.4                   95.6
                                  ---------------------  ---------------------
Total inventories                         $ 157.8                $ 171.9
                                  =====================  =====================

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

(Dollar amounts in millions)                              Nine months ended
                                                              March 31,
                                                         2000           2001
                                                      ------------  ------------

Tax benefit related to employee stock options           $      -      $   53.3
Dividends declared not paid                             $   17.7      $   17.9


NOTE 7 - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements require the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is driven by the intended use of the derivative and the resulting designation. The Company adopted the statements effective July 1, 2000. The cumulative effect of adoption resulted in an immaterial adjustment for a change in accounting principle in both the Condensed Consolidated Statements of Operations and in accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position.

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

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

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

Cash Flow Hedges

The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income (loss), is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the three and nine months ended March 31, 2001, the Company recognized net gains of $5.9 million and $10.7 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At March 31, 2001, $15.9 million of derivative gains ($10.3 million net of deferred taxes) recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months. For the three and nine months ended March 31, 2001, the Company recognized expense of $.7 million and $3.4 million, respectively, included in other income (expense), net in the Condensed Consolidated Statements of Operations, which represented the change in the time value component of the fair value of option contracts designated as cash flow hedges. The time value component is not included in the assessment of hedge effectiveness, and as a result, any changes are recognized in earnings in the period in which they occur.

The Company maintains an interest rate swap in conjunction with a five-year Japanese yen-denominated debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under the terms of this contract, the Company will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement will be established by agreement at the time of termination. The agreed upon amount would usually represent the net present value at current interest rates of the remaining obligation to exchange payments under the terms of the contract.

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

NOTE 8 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended March 31:

(Dollar amounts                       Applied                Celera
   in millions)                      Biosystems             Genomics
                                       Group                 Group               Other              Consolidated
                                  -----------------    -----------------    -----------------     -----------------

2000
Net revenues from
    external customers                   $   352.1             $   11.0            $       -              $ 363.1
Intersegment revenues                         16.0                                     (16.0)
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                           $   368.1             $   11.0            $   (16.0)             $ 363.1
                                  =================    =================    =================     =================
Operating income (loss)                  $    72.4             $  (42.9)           $     1.4              $  30.9

2001
Net revenues from
    external customers                   $   423.7             $   23.4            $       -              $ 447.1
Intersegment revenues                         16.1                                     (16.1)
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                           $   439.8             $   23.4            $   (16.1)             $ 447.1
                                  =================    =================    =================     =================
Operating income (loss)                  $    79.6             $  (54.9)           $      .6              $  25.3

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The following table presents summarized segment financial information for the nine months ended March 31:

(Dollar amounts                       Applied                Celera
   in millions)                      Biosystems             Genomics
                                       Group                 Group               Other              Consolidated
                                  -----------------    -----------------    -----------------     -----------------

2000
Net revenues from
    external customers                 $   951.6            $   27.7             $       -             $   979.3
Intersegment revenues                       44.7                                     (44.7)
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                         $   996.3            $   27.7             $   (44.7)            $   979.3
                                  =================    =================    =================     =================
Operating income (loss)                $   161.0            $ (114.5)            $     1.9             $    48.4

2001
Net revenues from
    external customers                 $ 1,166.5            $   61.3             $       -             $ 1,227.8
Intersegment revenues                       47.9                  .7                 (48.6)
                                  -----------------    -----------------    -----------------     -----------------
Total revenues                         $ 1,214.4            $   62.0             $   (48.6)            $ 1,227.8
                                  =================    =================    =================     =================
Operating income (loss)                $   213.8            $ (165.2)            $      .6             $    49.2


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

NOTE 10 - RELATED PARTY TRANSACTIONS

The Institute of Genomic Research ("TIGR"). During the second quarter of fiscal 2001, the Celera Genomics group entered into an agreement to perform sequencing services for TIGR. The President of the Celera Genomics group is also the current Chairman of the Board of Trustees of TIGR. An immediate family member of the President of the Celera Genomics group currently serves as TIGR's President and is on TIGR's Board of Trustees. Additionally, as of March 31, 2001, TIGR owned approximately 1.4 million options to purchase Applera Corporation - Celera Genomics Group Common Stock.

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

During the three and nine months ended March 31, 2001, the Celera Genomics group recognized revenues of $3.2 million and $4.8 million, respectively, from TIGR, of which $1.6 million was receivable as of March 31, 2001.

NOTE 11 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the '648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the `648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the '648 patent. On April 6, 2001, the court granted the Company's motion for summary judgment finding that the Company's recently introduced BigDye Version 3.0 dye technology does not infringe the '648 patent. The trial date has been postponed and is currently expected to be scheduled for spring or summer 2001.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM)DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. This case has been scheduled for trial on August 6, 2001.

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement of, and inducing the infringement of U.S. Patent No. 4,707,235 ("the '235 patent") by reason of the Company's sale of certain ABI PRISM(TM) DNA sequencing systems. The complaint seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '235 patent is invalid and that the Company does not infringe the '235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. In December 2000, the court granted the Company's motion for summary judgment of

                               APPLERA CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

non-infringement of the '235 patent. However, on December 18, 2000, Amersham filed a new complaint alleging that the Company is infringing the '235 patent by reason of the Company's sale of certain DNA sequencing systems, which allegations were not in the previous suit under the '235 patent. This action is in the early stages of discovery.

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. A claims construction hearing has been scheduled for June 7, 2001.

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

Events Impacting Comparability

Gains on investments. The first nine months of fiscal 2001 included gains of $15.0 million, or $9.7 million on an after-tax basis, related to sales of minority equity investments. These sales occurred during the first and second quarters of fiscal 2001. The second quarter of fiscal 2000 included a gain of $25.8 million, or $16.8 million on an after-tax basis, related to the sale of the Company's interest in a minority equity investment.

Other special charges. During the second quarter of fiscal 2000, the Company recorded a charge of $21.6 million, or $16.8 million on an after-tax basis, in selling, general and administrative expenses for costs related to the acceleration of certain long-term compensation programs as a result of the attainment of performance targets.

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

Results of Operations for the Three Months Ended March 31, 2001 Compared With the Three Months Ended March 31, 2000

Applera Corporation reported net income of $28.3 million for the third quarter of fiscal 2001 compared with $32.9 million for the third quarter of fiscal 2000. On a segment basis, the Applied Biosystems group reported net income of $57.7 million for the third quarter of fiscal 2001 compared with $56.1 million for the third quarter of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues, and lower interest expense. The negative effects of foreign currency reduced net income by approximately $4 million in the third quarter of fiscal 2001 as compared with the same period in the previous year. The Celera Genomics group reported a net loss of $29.1 million for the third quarter of fiscal 2001 compared with a net loss of $24.1 million for the third quarter of fiscal 2000. The increase in the net loss reflected: the

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

increased expenses incurred as a result of the amortization of goodwill and other intangibles primarily due to the Paracel acquisition; the increased investment in research and development activities relating to expanded efforts in its discovery program; and the expansion of sales and marketing capabilities. These increased expenses were partially offset by higher net revenues and higher interest income.

Net revenues for the Company were $447.1 million for the third quarter of fiscal 2001 compared with $363.1 million for the third quarter of fiscal 2000, an increase of 23.1%. On a segment basis, net revenues for the Applied Biosystems group were $439.8 million for the third quarter of fiscal 2001 compared with $368.1 million for the third quarter of the prior year. Net revenues for the Celera Genomics group were $23.4 million for the third quarter of fiscal 2001 compared with $11.0 million for the third quarter of fiscal 2000.

Net revenues for the Applied Biosystems group for the third quarter of fiscal 2001 increased $71.7 million, or 19.5%, over the third quarter of fiscal 2000. The effects of foreign currency reduced net revenues by approximately $11 million, or 3%, compared with the prior year due primarily to weakness in the euro, the British pound, and the Japanese yen against the U.S. dollar. Revenues from leased instruments and shipments to the Celera Genomics group were $16.1 million and $16.0 million for the third quarter of fiscal 2001 and fiscal 2000, respectively. Geographically, the Applied Biosystems group reported revenue growth in all regions for the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000. Revenues increased 25.0% in the United States, 14.2% in Europe, 15.3% in the Far East, and 17.1% in Latin America and other markets, compared with the third quarter of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 22% in Europe and 19% in the Far East. Revenue growth was fairly balanced between instruments and recurring revenue sources, primarily consumables. Contributors to the increase in net revenues included genetic analysis products, sequence detection systems, and mass spectrometry instruments for proteomics, as well as higher royalties and service revenues.

Net revenues for the Celera Genomics group for the third quarter of fiscal 2001 increased $12.4 million over the third quarter of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from genomics services and collaborations. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in net revenues.

Gross margin as a percentage of net revenues for the Company was 54.7% for the third quarter of fiscal 2001 compared with 56.3% for the third quarter of fiscal 2000. Gross margin as a percentage of net revenues for the Applied Biosystems group was 52.6% for the third quarter of fiscal 2001 compared with 54.9% for the third quarter of fiscal 2000. Gross margin was negatively affected by a number of factors. The effects of foreign currency reduced gross margin by approximately $8 million. While the Applied Biosystems group derives approximately 50% of its revenues from markets outside of the U.S., a significant portion of the related costs are based in U.S. dollars. In

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

addition, preproduction costs related to the expansion of the custom oligo business and investments in certain other product lines also reduced gross margin by a similar amount.

SG&A expenses for the Company were $119.3 million for the third quarter of fiscal 2001 compared with $104.2 million for the third quarter of fiscal 2000. On a segment basis, SG&A expenses for the Applied Biosystems group were $104.1 million and $93.8 million for the third quarter of fiscal 2001 and 2000, respectively. SG&A expenses for the Celera Genomics group were $15.1 million and $10.5 million for the third quarter of fiscal 2001 and 2000, respectively.

SG&A expenses for the Applied Biosystems group increased $10.3 million, or 11.1%, over the third quarter of the prior year. This increase was primarily due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.7% for the third quarter of fiscal 2001 compared with 25.5% for the third quarter of fiscal 2000 primarily due to the realization of economies of scale related to administrative and overhead costs.

The Celera Genomics group's SG&A expenses increased $4.6 million over the third quarter of the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

R&D expenses for the Company increased to $89.0 million for the third quarter of fiscal 2001 compared with $69.4 million for the third quarter of the prior year. R&D expenses for the Applied Biosystems group were $47.5 million for the third quarter of fiscal 2001 compared with $36.1 million for the third quarter of the prior year, an increase of 31.7%. The increase was primarily due to planned investments in the genotyping and proteomics fields. As a percentage of net revenues, R&D expenses were 10.8% for the third quarter of fiscal 2001 compared with 9.8% for the third quarter of fiscal 2000. The increase in R&D as a percentage of net revenues was primarily due to the investment in new products, as well as the negative effects of currency on revenues as R&D costs are predominantly based in U.S. dollars.

The Celera Genomics group's R&D expenses increased $8.8 million to $52.2 million for the third quarter of fiscal 2001 from $43.4 million for the third quarter of fiscal 2000 primarily as the result of the development of its discovery program and gene discovery work as well as the acceleration of its capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

The Company recorded $10.9 million of expenses in the third quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to the Celera Genomics group's acquisition of Paracel.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Operating income was $25.3 million for the third quarter of fiscal 2001 compared with $30.9 million for the third quarter of the prior year. On a segment basis, operating income for the Applied Biosystems group increased to $79.6 million for the third quarter of fiscal 2001 compared with $72.4 million for the third quarter of the prior year, an increase of $7.2 million, or 9.8%. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as a percentage of net revenues, partially offset by lower gross margin as a percentage of net revenues and higher R&D expenses. Excluding the negative effects of foreign currency, operating income increased approximately 17%. Operating income as a percentage of net revenues decreased to 18.1% for the third quarter of fiscal 2001 compared with 19.7% for the third quarter of the prior year. Excluding the effects of foreign currency in fiscal 2001, operating income as a percentage of net revenues decreased to 18.7% in the third quarter of fiscal 2001 primarily due to the lower gross margin as a percentage of net revenues and the expansion of and investment in new products discussed previously.

Operating loss for the Celera Genomics group was $54.9 million for the third quarter of fiscal 2001 compared with $42.9 million for the third quarter of fiscal 2000. The increase in the operating loss reflected: increased expenses incurred as a result of the amortization of goodwill and other intangibles primarily due to the Paracel acquisition; the increased investment in research and development activities relating to expanded efforts in its discovery program; and the expansion of sales and marketing capabilities. These increased expenses were partially offset by higher net revenues.

Interest expense was $.3 million for the third quarter of fiscal 2001 compared with $1.0 million for the third quarter of the prior year primarily due to lower debt levels in the third quarter of fiscal 2001 compared with the same period of the prior year. Interest expense in the prior year primarily reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $19.3 million for the third quarter of fiscal 2001 compared with $9.4 million for the third quarter of the prior year. This increase was attributable to the interest income on cash and cash equivalents and short-term investments, which increased primarily as a result of the follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed in March 2000. The third quarter of fiscal 2000 included interest income on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other income (expense), net was expense of $1.2 million for the third quarter of fiscal 2001 compared with income of $5.0 million for the third quarter of fiscal 2000. These amounts are primarily related to the Company's foreign currency management program. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective July 1, 2000. See Note 7 to the Company's condensed consolidated financial statements for further discussion of the Company's policy for financial instruments.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Company's effective income tax rate was 34% for the third quarter of fiscal 2001 compared with 26% for the third quarter of the prior year. The increase in the effective income tax rate was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel.

Results of Operations for the Nine Months Ended March 31, 2001 Compared With the Nine Months Ended March 31, 2000

Applera Corporation reported net income of $80.3 million for the first nine months of fiscal 2001 compared with $62.1 million for the first nine months of fiscal 2000. On a segment basis, the Applied Biosystems group reported net income of $164.8 million for the first nine months of fiscal 2001 compared with $129.6 million for the first nine months of fiscal 2000. On a comparable basis, excluding the gains on the sales of minority equity investments from both fiscal years and the long-term compensation charge from fiscal 2000, net income increased $25.4 million, or 19.6%, to $155.0 million for the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues, and lower interest expense. The negative effects of foreign currency reduced net income by approximately $15 million, or 12%, as compared with the first nine months of fiscal 2000. The Celera Genomics group reported a net loss of $84.5 million for the first nine months of fiscal 2001 compared with a net loss of $67.8 million for the first nine months of fiscal 2000. The increase in the net loss reflected: the increased investment in research and development activities relating to expanded efforts in its discovery program as well as in its bioinformatics and software development capabilities; the increased expenses incurred as a result of the amortization of goodwill and other intangibles primarily due to the Paracel acquisition; the increased operating expenses required to support expanded product and business development activities; and the expansion of sales and marketing capabilities. These increased expenses were partially offset by higher net revenues and higher interest income.

Net revenues for the Company were $1.2 billion for the first nine months of fiscal 2001 compared with $979.3 million for the first nine months of fiscal 2000, an increase of 25.4%. On a segment basis, net revenues for the Applied Biosystems group were $1.2 billion for the first nine months of fiscal 2001 compared with $996.3 million for the first nine months of the prior year. Net revenues for the Celera Genomics group were $62.0 million for the first nine months of fiscal 2001 compared with $27.7 million for the first nine months of fiscal 2000.

Net revenues for the Applied Biosystems group for the first nine months of fiscal 2001 increased $218.0 million, or 21.9%, over the first nine months of fiscal 2000. The effects of foreign currency reduced net revenues by approximately $38 million, or 4%, compared with the first nine months of the prior year due primarily to weakness in the euro, the British pound, and the Japanese yen against the U.S. dollar. Revenues from leased instruments and shipments to the Celera Genomics group were $47.9 million and $44.7 million for the first nine months of fiscal 2001 and fiscal 2000, respectively. Geographically, the Applied Biosystems group reported revenue growth in all regions for the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. Revenues increased

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

23.0% in the United States, 15.9% in Europe, 27.4% in the Far East, and 20.9% in Latin America and other markets, compared with the first nine months of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 28% in Europe and 29% in the Far East. Contributors to the increase in net revenues included genetic analysis products; sequence detection systems, including reagents and instrument systems for gene expression analysis and single nucleotide polymorphism ("SNP") detection; mass spectrometry products; polymerase chain reaction product lines; and royalties.

Net revenues for the Celera Genomics group for the first nine months of fiscal 2001 increased $34.3 million over the first nine months of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from genomics services and collaborations. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in net revenues.

Gross margin as a percentage of net revenues for the Company was 54.6% for the first nine months of fiscal 2001 compared with 55.2% for the first nine months of fiscal 2000. Gross margin as a percentage of net revenues for the Applied Biosystems group was 52.6% for the first nine months of fiscal 2001 compared with 54.0% for the first nine months of fiscal 2000. Gross margins were negatively affected by a number of factors, including the negative effects of foreign currency, preproduction costs related to the expansion of the custom oligo business, and investments in certain other product lines.

SG&A expenses for the Company were $331.5 million for the first nine months of fiscal 2001 compared with $305.7 million for the first nine months of fiscal 2000. On a segment basis, SG&A expenses for the Applied Biosystems group were $288.9 million and $277.3 million for the first nine months of fiscal 2001 and 2000, respectively. SG&A expenses for the Celera Genomics group were $42.5 million and $28.4 million for the first nine months of fiscal 2001 and 2000, respectively.

SG&A expenses for the Applied Biosystems group increased $11.6 million, or 4.2%, over the first nine months of the prior year. On a comparable basis, excluding the long-term compensation charge in the prior year, SG&A expenses increased 13.0% over the prior year. This increase was due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.8% for the first nine months of fiscal 2001 compared with 25.7% for the first nine months of fiscal 2000, excluding the long-term compensation charge, primarily due to the realization of economies of scale related to administrative and overhead costs.

The Celera Genomics group's SG&A expenses increased $14.1 million over the first nine months of the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

R&D expenses for the Company increased to $257.0 million for the first nine months of fiscal 2001 compared with $186.8 million for the first nine months of the prior year. R&D expenses for the Applied Biosystems group were $135.6 million for the first nine months of fiscal 2001 compared with $99.5 million for the first nine months of the prior year, an increase of 36.3%. The increase was primarily due to planned investments in the genotyping and proteomics fields. As a percentage of net revenues, R&D expenses were 11.2% for the first nine months of fiscal 2001 compared with 10.0% for the first nine months of fiscal 2000. The increase in R&D as a percentage of net revenues was primarily due to the investment in new products, as well as the negative effects of currency on revenues as R&D costs are predominantly based in U.S. dollars.

The Celera Genomics group's R&D expenses increased $37.9 million to $151.7 million for the first nine months of fiscal 2001 from $113.8 million for the first nine months of fiscal 2000 primarily as a result of the expansion of its scientific and annotation research teams and bioinformatics and software engineering staff. In addition, the Celera Genomics group has accelerated the development of its discovery program and gene discovery work and has expanded its capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

The Company recorded $33.0 million of expenses in the first nine months of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to the Celera Genomics group's acquisition of Paracel.

Operating income was $49.2 million for the first nine months of fiscal 2001 compared with $48.4 million for the first nine months of the prior year. On a segment basis, operating income for the Applied Biosystems group increased to $213.8 million for the first nine months of fiscal 2001 compared with $161.0 million for the first nine months of the prior year. On a comparable basis, excluding the long-term compensation charge in fiscal 2000, operating income increased $31.3 million, or 17.1%, over the first nine months of the prior year. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as percentage of net revenues, partially offset by lower gross margin as a percentage of net revenues and higher R&D expenses. Excluding the negative effects of foreign currency in fiscal 2001 and the special charge from the prior year, operating income increased approximately 27%. Operating income as a percentage of net revenues, excluding the long-term compensation charge in fiscal 2000, decreased to 17.6% for the first nine months of fiscal 2001 compared with 18.3% for the first nine months of the prior year. Excluding the effects of foreign currency in fiscal 2001, operating income as a percentage of net revenues increased to 18.5% in the first nine months of fiscal 2001 primarily due to lower SG&A expenses as a percentage of net revenues, partly offset by the lower gross margin as a percentage of net revenues and the expansion of and investment in new products discussed previously.

Operating loss for the Celera Genomics group was $165.2 million for the first nine months of fiscal 2001 compared with $114.5 million for the first nine months of fiscal 2000. The increase in the

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

operating loss reflected: the increased investment in research and development activities relating to expanded efforts in its discovery program as well as in its bioinformatics and software development capabilities; the increased expenses incurred as a result of the amortization of goodwill and other intangibles primarily due to the Paracel acquisition; the increased operating expenses required to support expanded product and business development activities; and the expansion of sales and marketing capabilities. These increased expenses were partially offset by higher net revenues.

Interest expense was $1.7 million for the first nine months of fiscal 2001 compared with $2.3 million for the first nine months of the prior year primarily due to lower debt levels in the first nine months of fiscal 2001 compared with the same period of the prior year. Interest expense in both periods primarily reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $63.2 million for the first nine months of fiscal 2001 compared with $19.0 million for the prior year. This increase was attributable to the interest income on cash and cash equivalents and short-term investments, which increased primarily as a result of the follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed in March 2000. The first nine months of fiscal 2000 included interest income on the $150 million note receivable relating to the sale of the Analytical Instruments business. The note was collected in the fourth quarter of fiscal 2000.

Other income (expense), net was expense of $4.3 million for the first nine months of fiscal 2001 compared with expense of $3.8 million for the prior year. These amounts are primarily related to the Company's foreign currency management program. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective July 1, 2000. See Note 7 to the Company's condensed consolidated financial statements for further discussion of the Company's policy for financial instruments.

The Company's effective income tax rate was 34% for the first nine months of fiscal 2001 compared with 29% for the prior year. Excluding the sales of minority equity investments during the first nine months of both fiscal years and the long-term compensation charge in fiscal 2000, the effective tax rates were 34% and 25% for fiscal 2001 and 2000, respectively. The increase in the effective income tax rate, excluding the special items, was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel.

Market Risk

The Company operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For fiscal 2000 and the first nine months of fiscal 2001, the Company derived approximately 50% of its revenues from countries outside of the United States while a significant portion of the related costs are based in U.S. dollars. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Company performed a sensitivity analysis as of March 31, 2001 on its foreign currency derivative financial instruments. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar at March 31, 2001, the Company calculated a hypothetical $14.0 million reduction of a deferred gain when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged. This hypothetical analysis excludes the impact of foreign currency translation on the Company's operations. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges. See
Note 7 to the condensed consolidated financial statements for a further discussion of derivative financial instruments.

Management's Discussion of Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Cash Flows.

Significant Changes in the Condensed Consolidated Statements of Financial Position. Cash and cash equivalents and short-term investments were $1.4 billion at March 31, 2001 compared with $1.5 billion at June 30, 2000, with total debt of $51.1 million at March 31, 2001 compared with $97.8 million at June 30, 2000. Working capital was $1.5 billion at March 31, 2001 and June 30, 2000. Debt to total capitalization decreased to 2% at March 31, 2001 from 4% at June 30, 2000. During the second quarter of fiscal 2001, the Company repaid the $46.0 million of commercial paper borrowing that was outstanding at June 30, 2000.

Accounts receivable increased $49.1 million to $427.7 million at March 31, 2001 from $378.6 million at June 30, 2000. The increase was primarily due to the growth in the Applied Biosystems group's net revenues.

Prepaid expenses and other current assets increased $23.8 million to $107.3 million at March 31, 2001 from $83.5 million at June 30, 2000, primarily due to the fair value of financial instruments used for hedging.

Property, plant and equipment, net increased $82.7 million to $417.6 million at March 31, 2001 from $334.9 million at June 30, 2000, primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million and other capital expenditures related to the construction of laboratory facilities.

Other long-term assets decreased $96.3 million to $526.6 million at March 31, 2001 from $622.9 million at June 30, 2000. The Company's minority equity investments decreased $214.3 million due to a decrease in the fair value of the securities, as well as the sales of certain investments mentioned previously. In addition, the Celera Genomics group recorded amortization of goodwill and other

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

intangibles primarily related to Paracel. The decrease was partially offset by an increase of $132.5 million in noncurrent deferred tax assets, an increase in purchased license agreements, and the acquisitions of minority equity investments during the first nine months of fiscal 2001.

Accrued salaries and wages decreased $18.7 million to $71.0 million at March 31, 2001 from $89.7 million at June 30, 2000 primarily reflecting the payments of certain compensation-related accruals.

Accrued taxes on income decreased $36.4 million to $113.2 million at March 31, 2001 from $149.6 million at June 30, 2000 primarily due to timing of income tax payments.

Other long-term liabilities increased $19.9 million to $154.1 million at March 31, 2001 from $134.2 million at June 30, 2000 primarily due to payments received for long-term database subscription agreements.

Condensed Consolidated Statements of Cash Flows. Net cash provided by operating activities was $24.9 million for the first nine months of fiscal 2001 compared with $27.5 million for the same period in fiscal 2000. For the first nine months of fiscal 2001, compared with the same period in the prior year, higher increases in accounts receivable and prepaid expenses and other assets and higher payments to suppliers were only partially offset by higher income-related cash flows and cash collected on subscription and services agreements for which revenue has been deferred.

Net cash used by investing activities was $140.6 million for the first nine months of fiscal 2001 compared with $78.3 million for the first nine months of the prior year. During the first nine months of fiscal 2001, the Company had net purchases of $7.2 million of short-term investments and $140.8 million of capital expenditures. The Applied Biosystems group had capital expenditures of $120.9 million, which included approximately $54 million related to the purchase of property in Pleasanton, California for the future construction of new office, laboratory, and light manufacturing facilities. Capital expenditures for the Applied Biosystems group also included $22.9 million for building improvements and equipment for the construction of laboratory facilities. The Celera Genomics group had capital expenditures of $21.4 million primarily for building improvements and equipment related to the development of a laboratory to support its proteomics and discovery genomics capabilities. For the same period in the prior year, capital expenditures for the Company were $94.4 million. An investment by the Celera Genomics group of $4.1 million during the first nine months of fiscal 2001 relates to the acquisition of a minority interest in Tokyo-based Hubit Genomix, an entity focused on the association of genes with disease for use in the development of therapeutics and diagnostics. The Celera Genomics group had investments of $3.0 million for the comparable prior year period which included the acquisitions of the Panther(TM) technology and a 47.5% interest in Shanghai GeneCore Biotechnologies Co. Ltd. Investments for the Applied Biosystems group included minority equity interests in Aclara Biosciences, Inc. and Illumina, Inc. during fiscal 2000 and Genomica Corporation during fiscal 2001.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net cash used by discontinued operations was $2.3 million for the first nine months of fiscal 2001 compared with $8.5 million for the first nine months of fiscal 2000. The fiscal 2000 and fiscal 2001 uses were for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business.

Net cash used by financing activities was $14.6 million for the first nine months of fiscal 2001 compared with net cash provided by financing activities of $1.0 billion for the prior year. During the first nine months of fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing which it secured in the second quarter of fiscal 2000 specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. Dividends paid were $26.7 million during the first nine months of fiscal 2001 compared with $17.5 million in the prior year. The increase in the amount of dividends paid was due to timing. Proceeds from employee stock option exercises were $50.2 million in the first nine months of fiscal 2001 compared with $45.4 million for the first nine months of fiscal 2000. In March 2000, the Company completed a follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock from which the Company received net proceeds of $943.3 million.

At March 31, 2001, the Company had unused credit facilities, including the Company's revolving credit facility, totaling $262.8 million.

Outlook

Applied Biosystems Group

The Applied Biosystems group expects to continue to grow and maintain profitability for the remainder of fiscal 2001. The Applied Biosystems group remains concerned about adverse currency effects because approximately 50% of its revenues were derived from regions outside the United States in fiscal 2000 and the first nine months of fiscal 2001 while a significant portion of its costs are based in U.S. dollars. Over the long term, the Applied Biosystems group believes that its business is positioned to grow at a compounded rate of 20 percent before the effects of foreign currency. However, as the Company stated in its press release dated March 21, 2001 (filed in a current report on Form 8-K on March 22, 2001), based on currency translation rates at that time, the Applied Biosystems group expected that the growth rate would moderate to the 10-13 percent range over the next few quarters due to several factors including the weakening of foreign currencies. Since that date, currency translation rates for important markets have trended lower. Therefore, if current rates hold or currencies weaken further, a corresponding impact on growth rates is expected. Other factors include the postponement of large standing instrument orders from a few smaller companies that are trimming capital expenditures in a period of unusual economic and financial market uncertainty and temporary production constraints on our new API 4000 mass spectrometer.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Management is restraining selling, general, and administrative expense growth but continues to invest in new product research and development. As a result, earnings are expected to increase more slowly than revenues in this short-term period. While continuing global economic uncertainty makes it difficult to predict, management currently believes that the Applied Biosystems group will begin to return to its long-term compounded annual growth target of 20 percent before the effects of currency during calendar 2002.

The Applied Biosystems group also remains subject to various other uncertainties, many of which are referenced in the "Forward-Looking Statements" section below.

Celera Genomics Group

The Celera Genomics group expects to see a continued expansion in the customer base for online genomics information products and related genomics services, with corresponding increases in revenues during the remainder of fiscal 2001. Revenue growth is expected to be generated primarily from increasing the customer base with new biotechnology companies and academic institutions for the on-line business, and expanding the Celera Genomics group's research collaborations and services business. The actual rate of revenue increase will depend on numerous factors, including the types of customers that it attracts and the timing of those agreements. The Celera Genomics group also faces potentially lengthy selling cycles with some of its customers.

The expected increase in revenues should be more than offset by investments as the Celera Genomics group expands its discovery initiatives. The Celera Genomics group intends to continue to expand its efforts in the development of its proteomics and functional genomics capabilities and plans to scale up its new proteomics factory during the next quarter. The Celera Genomics group also intends to continue to strengthen its bioinformatics platform, both in information content and in delivery systems. R&D expenditures are dependent on a variety of factors, including the timing of new projects and the work in research and development programs that are undertaken internally or with collaborators. While the rate of increase of R&D expense is dependent on the factors listed above, the Celera Genomics group believes that R&D expenditures will be higher in the fourth quarter than in the third quarter. SG&A expenses are also expected to increase modestly during the fourth quarter.

The Company believes the Celera Genomics group's existing cash and cash equivalents and short-term investments are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to: the sequencing and assembly of the human and other genomes; the generation of selected genetic variation data; the development of complementary information and information products and bioinformatics tools to make this information useful to researchers; and related genomics services from this data. While the Company intends to use the net proceeds from the Celera Genomics group's follow-on public offering, which was completed in March 2000, primarily to fund its discovery initiatives and new therapeutic and diagnostic products and technology development activities in functional genomics, with an emphasis on proteomics and personalized health/medicine, such funds may not be sufficient to support these new business

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

activities as they develop. The Celera Genomics group's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

In November 2000, the Company announced the formation of a major initiative in the field of molecular diagnostics and the appointment of Kathy Ordonez, formerly president of Roche Molecular Systems, to lead this initiative. The initiative continues to develop as its strategy is refined and resources are built. The Company has evaluated the initiative's anticipated relationships with the Company's two operating groups, the Applied Biosystems group and the Celera Genomics group, and decided that it will be optimally positioned as a joint venture between those two groups. Further details and developments regarding this business, which will be named Celera Diagnostics, will be announced as the initiative continues to evolve.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Applied Biosystems group see "Applied Biosystems group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 45 to 47 of this report. For information concerning the risks and uncertainties that may affect the operations, performance, development and results of the Celera Genomics Group see "Celera Genomics group - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" on pages 61 to 71 of this report.

                            APPLIED BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                           Three months ended                     Nine months ended
                                                               March 31,                              March 31,
                                                         2000               2001               2000                2001
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $      368,133      $       439,781    $       996,329    $     1,214,374
Cost of sales                                             165,864              208,595            458,565            576,063
                                                   -----------------  ------------------ ------------------  -----------------
Gross Margin                                              202,269              231,186            537,764            638,311
Selling, general and administrative                        93,776              104,142            277,335            288,936
Research, development and engineering                      36,050               47,467             99,454            135,592
                                                   -----------------  ------------------ ------------------  -----------------

Operating Income                                           72,443               79,577            160,975            213,783
Gain on investments                                                                                25,811             14,985
Interest expense                                            2,218                  288              6,547                849
Interest income                                             4,831                4,028             13,015             12,617
Other income (expense), net                                 5,040                 (933)            (3,845)            (4,085)
                                                   -----------------  ------------------ ------------------  -----------------
Income Before Income Taxes                                 80,096               82,384            189,409            236,451
Provision for income taxes                                 24,029               24,715             59,801             71,684
                                                   -----------------  ------------------ ------------------  -----------------
Net Income                                         $       56,067      $        57,669    $       129,608    $       164,767
                                                   =================  ================== ==================  =================







See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                                        At June 30,           At March 31,
                                                                                           2000                  2001
                                                                                    -------------------  ---------------------
                                                                                                              (unaudited)



Assets
Current assets
  Cash and cash equivalents                                                          $       394,608      $         339,795
  Accounts receivable, net                                                                   367,370                416,155
  Inventories, net                                                                           154,491                167,746
  Prepaid expenses and other current assets                                                   81,338                100,707
                                                                                    -------------------  ---------------------
Total current assets                                                                         997,807              1,024,403

Property, plant and equipment, net                                                           230,940                306,846
Other long-term assets                                                                       469,409                388,659
                                                                                    -------------------  ---------------------
Total Assets                                                                         $     1,698,156      $       1,719,908
                                                                                    ===================  =====================

Liabilities and Group Equity
Current liabilities
  Loans payable                                                                      $        15,693      $          20,415
  Tax benefit payable to the Celera Genomics group                                            16,702
  Accounts payable                                                                           173,631                182,227
  Accrued salaries and wages                                                                  79,409                 56,221
  Accrued taxes on income                                                                    149,505                114,092
  Other accrued expenses                                                                     167,718                180,689
                                                                                    -------------------  ---------------------
Total current liabilities                                                                    602,658                553,644

Long-term debt                                                                                36,115                 30,715
Other long-term liabilities                                                                  125,019                128,430
                                                                                    -------------------  ---------------------
Total Liabilities                                                                            763,792                712,789

Group Equity                                                                                 934,364              1,007,119
                                                                                    -------------------  ---------------------
Total Liabilities and Group Equity                                                   $     1,698,156      $       1,719,908
                                                                                    ===================  =====================

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)


                                                                                              Nine months ended
                                                                                                  March 31,
                                                                                            2000               2001
                                                                                      -----------------  ------------------

Operating Activities from Continuing Operations
Net income                                                                            $       129,608     $      164,767
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                              39,662             48,337
    Long-term compensation programs                                                             6,123              4,598
    Gain on sale of assets                                                                    (25,811)           (14,985)
    Deferred income taxes                                                                       1,821             (1,308)
Changes in operating assets and liabilities:
    Increase in accounts receivable                                                           (39,266)           (73,160)
    Increase in inventories                                                                   (12,468)           (19,900)
    Increase in prepaid expenses and other assets                                             (11,623)           (30,274)
    Decrease in accounts payable and other liabilities                                         (6,191)           (28,334)
                                                                                      -----------------  ------------------
Net Cash Provided by Operating Activities                                                      81,855             49,741
                                                                                      -----------------  ------------------

Investing Activities from Continuing Operations
Additions to property, plant and equipment
  (net of disposals of $839 and $874, respectively)                                           (69,098)          (120,062)
Investments                                                                                   (13,998)            (4,831)
Proceeds from the sale of assets                                                               31,056             15,498
                                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                                         (52,040)          (109,395)
                                                                                      -----------------  ------------------

Net Cash Provided (Used) by Continuing Operations
  Before Financing Activities                                                                  29,815            (59,654)
                                                                                      -----------------  ------------------
Net Cash Used by Operating Activities
  From Discontinued Operations                                                                 (8,493)            (2,279)
                                                                                      -----------------  ------------------
Financing Activities
Net change in loans payable                                                                    30,292              7,830
Dividends                                                                                     (17,530)           (26,702)
Proceeds from stock issued for stock plans                                                     34,413             32,035
                                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                                      47,175             13,163
                                                                                      -----------------  ------------------
Effect of Exchange Rate Changes on Cash                                                        (9,950)            (6,043)
                                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                                        58,547            (54,813)
Cash and Cash Equivalents Beginning of Period                                                 236,530            394,608
                                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                                               $       295,077     $      339,795
                                                                                      =================  ==================



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

NOTE 2 - ALLOCATION OF FEDERAL AND STATE INCOME TAXES

The federal income taxes of the Company and its subsidiaries, which own assets allocated between the groups, are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Company's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Intergroup transactions are taxed as if each group were a stand-alone company. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are transferred to the group that can utilize such benefits. Tax benefits generated by the Celera Genomics group commencing July 1, 1998, which could be utilized on a consolidated basis, were reimbursed by the Applied Biosystems group to the Celera Genomics group up to a limit of $75 million. As of March 31, 2001, the Celera Genomics group generated cumulative tax benefits of $98.3 million that were utilized by the Applied Biosystems group since July 1, 1998. The amounts utilized by the Applied Biosystems group in excess of the $75 million limit are not reimbursed to the Celera Genomics group and are recorded to group equity in the Applied Biosystems group's Condensed Combined Statements of Financial

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

Position. See Note 1 of Applied Biosystems combined financial statements included in the Company's 2000 Annual Report to Stockholders for a further discussion of the tax allocation policy.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income (loss) for the three and nine months ended March 31, 2000 and 2001 is presented in the following table:

 (Dollar amounts in millions)                                     Three months ended                Nine months ended
                                                                       March 31,                        March 31,
                                                                 2000             2001            2000             2001
                                                             -------------    -------------    ------------    -------------
Net income                                                        $  56.1         $  57.7           $129.6         $ 164.8
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                          (13.4)          (21.3)           (19.1)          (26.1)
  Unrealized gain on hedge contracts, net                                             4.4                             10.0
  Unrealized gain (loss) on investments, net                         82.7           (48.2)           144.6          (131.3)
  Reclassification adjustments for realized
     gains included in net income                                                                    (16.7)           (9.7)
                                                             -------------    -------------    ------------    -------------
Other comprehensive income (loss)                                    69.3           (65.1)           108.8          (157.1)
                                                             -------------    -------------    ------------    -------------
Comprehensive income (loss)                                       $ 125.4         $  (7.4)          $238.4         $   7.7
                                                             =============    =============    ============    =============

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                 June 30,            March 31,
                                               2000                 2001
                                         -----------------    -----------------
Raw materials and supplies                        $  51.2              $  66.3
Work-in-process                                       6.3                  6.0
Finished products                                    97.0                 95.4
                                         -----------------    -----------------
Total inventories                                 $ 154.5              $ 167.7
                                         =================    =================

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

(Dollar amounts in millions)                                     Nine months ended
                                                                     March 31,
                                                                2000          2001
                                                            ------------- --------------
 Nonreimbursable utilization of tax benefits
    generated by the Celera Genomics group                     $       -     $    23.3
 Tax benefit related to employee stock options                 $       -     $    40.9
 Dividends declared not paid                                   $    17.7     $    17.9


NOTE 6 - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements require the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is driven by the intended use of the derivative and the resulting designation. The Applied Biosystems group adopted the statements effective July 1, 2000. The cumulative effect of adoption resulted in an immaterial adjustment for a change in accounting principle in both the Condensed Combined Statements of Operations and in accumulated other comprehensive income (loss) as part of Group Equity in the Condensed Combined Statements of Financial Position.

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

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

Cash Flow Hedges

The Applied Biosystems group's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Applied Biosystems group uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Combined Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income (loss), is reclassified to net revenues in the Condensed Combined Statements of Operations. During the three and nine months ended March 31, 2001, the Applied Biosystems group recognized net gains of $5.9 million and $10.7 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At March 31, 2001, $15.9 million of derivative gains ($10.3 million net of deferred taxes) recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months. For the three and nine months ended March 31, 2001, the Applied Biosystems group recognized expense of $.7 million and $3.4 million, respectively, included in other income (expense), net in the Condensed Combined Statements of Operations, which represented the change in the time value component of the fair value of option contracts designated as cash flow hedges. The time value component is not included in the assessment of hedge effectiveness, and as a result, any changes are recognized in earnings in the period in which they occur.

The Applied Biosystems group maintains an interest rate swap in conjunction with a five-year Japanese yen-denominated debt obligation. The interest rate swap agreement involves the payment of a fixed rate of interest and the receipt of a floating rate of interest without the exchange of the underlying notional loan principal amount. Under the terms of this contract, the Applied Biosystems group will make fixed interest payments of 2.1% while receiving interest at a LIBOR floating rate. No other cash payments will be made unless the contract is terminated prior to maturity, in which case the amount to be paid or received in settlement will be established by agreement at the time of termination. The agreed upon amount would usually represent the net present value at current interest rates of the remaining obligation to exchange payments under the terms of the contract.

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

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and nine months ended March 31, 2000, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $16.0 million and $44.7 million, respectively. For the three and nine months ended March 31, 2001, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $16.1 million and $47.9 million, respectively.

NOTE 8 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the '648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the '648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the '648 patent. On April 6, 2001, the court granted the Company's motion for summary judgment finding that the Company's recently introduced BigDye Version 3.0 dye technology does not infringe the `648 patent. The trial date has been postponed and is currently expected to be scheduled for spring or summer 2001.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM)DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. This case has been scheduled for trial on August 6, 2001.

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement of, and inducing the infringement of U.S. Patent No.

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

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

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. A claims construction hearing has been scheduled for June 7, 2001.

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

Events Impacting Comparability

Gains on investments. The first nine months of fiscal 2001 included gains of $15.0 million, or $9.7 million on an after-tax basis, related to sales of minority equity investments. These sales occurred during the first and second quarters of fiscal 2001. The second quarter of fiscal 2000 included a gain of $25.8 million, or $16.8 million on an after-tax basis, related to the sale of the Company's interest in a minority equity investment.

Other special charges. During the second quarter of fiscal 2000, the Applied Biosystems group recorded a charge of $21.6 million, or $16.8 million on an after-tax basis, in selling, general and administrative expenses for costs related to the acceleration of certain long-term compensation programs as a result of the attainment of performance targets.

Results of Operations for the Three Months Ended March 31, 2001 Compared With the Three Months Ended March 31, 2000

The Applied Biosystems group reported net income of $57.7 million for the third quarter of fiscal 2001 compared with $56.1 million for the third quarter of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues, and lower interest expense. The negative effects of foreign currency reduced net income by approximately $4 million in the third quarter of fiscal 2001 as compared with the same period in the previous year.

Net revenues were $439.8 million for the third quarter of fiscal 2001 compared with $368.1 million for the third quarter of fiscal 2000, an increase of 19.5%. The effects of foreign currency reduced net revenues by approximately $11 million, or 3%, compared with the prior year due primarily to weakness in the euro, the British pound, and the Japanese yen against the U.S. dollar. Revenues from leased instruments and shipments to the Celera Genomics group were $16.1 million and $16.0 million for the third quarter of fiscal 2001 and fiscal 2000, respectively.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Geographically, the Applied Biosystems group reported revenue growth in all regions for the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000. Revenues increased 25.0% in the United States, 14.2% in Europe, 15.3% in the Far East, and 17.1% in Latin America and other markets, compared with the third quarter of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 22% in Europe and 19% in the Far East. Revenue growth was fairly balanced between instruments and recurring revenue sources, primarily consumables. Contributors to the increase in net revenues included genetic analysis products, sequence detection systems, and mass spectrometry instruments for proteomics, as well as higher royalties and service revenues.

Gross margin as a percentage of net revenues was 52.6% for the third quarter of fiscal 2001 compared with 54.9% for the third quarter of fiscal 2000. Gross margin was negatively affected by a number of factors. The effects of foreign currency reduced gross margin by approximately $8 million. While the Applied Biosystems group derives approximately 50% of its revenues from markets outside of the U.S., a significant portion of the related costs are based in U.S. dollars. In addition, preproduction costs related to the expansion of the custom oligo business and investments in certain other product lines also reduced gross margin by a similar amount.

SG&A expenses were $104.1 million for the third quarter of fiscal 2001 compared with $93.8 million for the third quarter of fiscal 2000, an increase of 11.1%. This increase was primarily due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.7% for the third quarter of fiscal 2001 compared with 25.5% for the third quarter of fiscal 2000 primarily due to the realization of economies of scale related to administrative and overhead costs.

R&D expenses were $47.5 million for the third quarter of fiscal 2001 compared with $36.1 million for the third quarter of the prior year, an increase of 31.7%. The increase was primarily due to planned investments in the genotyping and proteomics fields. As a percentage of net revenues, R&D expenses were 10.8% for the third quarter of fiscal 2001 compared with 9.8% for the third quarter of fiscal 2000. The increase in R&D as a percentage of net revenues was primarily due to the investment in new products, as well as the negative effects of currency on revenues as R&D costs are predominantly based in U.S. dollars.

Operating income increased to $79.6 million for the third quarter of fiscal 2001 compared with $72.4 million for the third quarter of the prior year, an increase of $7.2 million, or 9.8%. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as a percentage of net revenues, partially offset by lower gross margin as a percentage of net revenues and higher R&D expenses. Excluding the negative effects of foreign currency, operating income increased approximately 17%. Operating income as a percentage of net revenues decreased to 18.1% for the third quarter of fiscal 2001 compared with 19.7% for the third quarter of the prior year. Excluding the effects of foreign currency in fiscal 2001, operating income as a percentage of net revenues decreased to 18.7% in the third quarter of fiscal 2001 primarily due to

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


the lower gross margin as a percentage of net revenues and the expansion of and investment in new products discussed previously.

Interest expense was $.3 million for the third quarter of fiscal 2001 compared with $2.2 million for the third quarter of the prior year. The third quarter of fiscal 2000 included interest expense on the $150 million note payable to the Celera Genomics group. The note was paid in the fourth quarter of fiscal 2000. Interest income was $4.0 million for the third quarter of fiscal 2001 compared with $4.8 million for the third quarter of the prior year. Excluding the interest income in the third quarter of fiscal 2000 on the $150 million note receivable relating to the sale of the Analytical Instruments business, interest income increased due to larger cash balances and higher average interest rates for the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000.

Other income (expense), net was expense of $.9 million for the third quarter of fiscal 2001 compared with income of $5.0 million for the third quarter of fiscal 2000. These amounts are primarily related to the Company's foreign currency management program. The Applied Biosystems group adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective July 1, 2000. See Note 6 to the Applied Biosystems group's condensed combined financial statements for further discussion of the Applied Biosystems group's policy for financial instruments.

The effective income tax rate was 30% for the third quarter of both fiscal 2001 and 2000. See Note 1 to Applied Biosystems combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations for the Nine Months Ended March 31, 2001 Compared With the Nine Months Ended March 31, 2000

The Applied Biosystems group reported net income of $164.8 million for the first nine months of fiscal 2001 compared with $129.6 million for the first nine months of fiscal 2000. On a comparable basis, excluding the gains on the sales of minority equity investments from both fiscal years and the long-term compensation charge from fiscal 2000, net income increased $25.4 million, or 19.6%, to $155.0 million for the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. This increase was attributable to the growth in net revenues, lower operating expenses as a percentage of net revenues, and lower interest expense. The negative effects of foreign currency reduced net income by approximately $15 million, or 12%, as compared with the first nine months of fiscal 2000.

Net revenues were $1.2 billion for the first nine months of fiscal 2001 compared with $996.3 million for the first nine months of fiscal 2000, an increase of 21.9%. The effects of foreign currency reduced net revenues by approximately $38 million, or 4%, compared with the first nine months of the prior year due primarily to weakness in the euro, the British pound, and the Japanese yen against the U.S. dollar. Revenues from leased instruments and shipments to the Celera Genomics group were $47.9 million and $44.7 million for the first nine months of fiscal 2001 and fiscal 2000, respectively.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Geographically, the Applied Biosystems group reported revenue growth in all regions for the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. Revenues increased 23.0% in the United States, 15.9% in Europe, 27.4% in the Far East, and 20.9% in Latin America and other markets, compared with the first nine months of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 28% in Europe and 29% in the Far East. Contributors to the increase in net revenues included genetic analysis products; sequence detection systems, including reagents and instrument systems for gene expression analysis and single nucleotide polymorphism ("SNP") detection; mass spectrometry products; polymerase chain reaction product lines; and royalties.

Gross margin as a percentage of net revenues was 52.6% for the first nine months of fiscal 2001 compared with 54.0% for the first nine months of fiscal 2000. Gross margins were negatively affected by a number of factors, including the negative effects of foreign currency, preproduction costs related to the expansion of the custom oligo business, and investments in certain other product lines.

SG&A expenses were $288.9 million for the first nine months of fiscal 2001 compared with $277.3 million for the first nine months of fiscal 2000, an increase of 4.2%. On a comparable basis, excluding the long-term compensation charge in the prior year, SG&A expenses increased 13.0% over the prior year. This increase was due to higher planned worldwide selling and marketing expenses commensurate with the growth in revenues and orders. As a percentage of net revenues, SG&A expenses were 23.8% for the first nine months of fiscal 2001 compared with 25.7% for the first nine months of fiscal 2000, excluding the long-term compensation charge, primarily due to the realization of economies of scale related to administrative and overhead costs.

R&D expenses were $135.6 million for the first nine months of fiscal 2001 compared with $99.5 million for the first nine months of the prior year, an increase of 36.3%. The increase was primarily due to planned investments in the genotyping and proteomics fields. As a percentage of net revenues, R&D expenses were 11.2% for the first nine months of fiscal 2001 compared with 10.0% for the first nine months of fiscal 2000. The increase in R&D as a percentage of net revenues was primarily due to the investment in new products, as well as the negative effects of currency on revenues as R&D costs are predominantly based in U.S. dollars.

Operating income increased to $213.8 million for the first nine months of fiscal 2001 compared with $161.0 million for the first nine months of the prior year. On a comparable basis, excluding the long-term compensation charge in fiscal 2000, operating income increased $31.3 million, or 17.1%, over the first nine months of the prior year. The Applied Biosystems group benefited from increased revenues as a result of strong worldwide demand and lower SG&A expenses as percentage of net revenues, partially offset by lower gross margin as a percentage of net revenues and higher R&D expenses. Excluding the negative effects of foreign currency in fiscal 2001 and the special charge from the prior year, operating income increased approximately 27%. Operating income as a

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


percentage of net revenues, excluding the long-term compensation charge in fiscal 2000, decreased to 17.6% for the first nine months of fiscal 2001 compared with 18.3% for the first nine months of the prior year. Excluding the effects of foreign currency in fiscal 2001, operating income as a percentage of net revenues increased to 18.5% in the first nine months of fiscal 2001 primarily due to lower SG&A expenses as a percentage of net revenues, partly offset by the lower gross margin as a percentage of net revenues and the expansion of and investment in new products discussed previously.

Interest expense was $.8 million for the first nine months of fiscal 2001 compared with $6.5 million for the first nine months of the prior year. The first nine months of fiscal 2000 included interest expense on the $150 million note payable to the Celera Genomics group. The note was paid in the fourth quarter of fiscal 2000. Interest income was $12.6 million for the first nine months of fiscal 2001 compared with $13.0 million for the first nine months of the prior year. Excluding the interest income in the first nine months of fiscal 2000 on the $150 million note receivable relating to the sale of the Analytical Instruments business, interest income increased due to larger cash balances and higher average interest rates for the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000.

Other income (expense), net was expense of $4.1 million for the first nine months of fiscal 2001 compared with expense of $3.8 million for the prior year. These amounts are primarily related to the Company's foreign currency management program. The Applied Biosystems group adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective July 1, 2000. See Note 6 to the Applied Biosystems group's condensed combined financial statements for further discussion of the Applied Biosystems group's policy for financial instruments.

The effective income tax rate was 30% for the first nine months of fiscal 2001 compared with 32% for the prior year. Excluding the special items discussed above, the effective income tax rate was 30% for the nine months ended March 31, 2001 and 2000. See Note 1 to Applied Biosystems combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Market Risk

The Applied Biosystems group operates internationally, with manufacturing and distribution facilities in various countries throughout the world. For fiscal 2000 and the first nine months of fiscal 2001, the Applied Biosystems group derived approximately 50% of its revenues from countries outside of the United States while a significant portion of the related costs are based in U.S. dollars. Results continue to be affected by market risk, including fluctuations in foreign currency exchange rates and changes in economic conditions in foreign markets.

The Applied Biosystems group performed a sensitivity analysis as of March 31, 2001 on its foreign currency derivative financial instruments. Assuming a hypothetical adverse change of 10% in foreign

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


exchange rates in relation to the U.S. dollar at March 31, 2001, the Applied Biosystems group calculated a hypothetical $14.0 million reduction of a deferred gain when comparing the change in fair value of both the foreign currency contracts outstanding and the underlying exposures being hedged. This hypothetical analysis excludes the impact of foreign currency translation on the Applied Biosystems group's operations. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges. See Note 6 to the condensed combined financial statements for a further discussion of derivative financial instruments.

Management's Discussion of Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Condensed Combined Statements of Financial Position and the Condensed Combined Statements of Cash Flows.

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents were $339.8 million at March 31, 2001 compared with $394.6 million at June 30, 2000, with total debt of $51.1 million at March 31, 2001 compared with $51.8 million at June 30, 2000. Working capital was $470.8 million at March 31, 2001 and $395.1 million at June 30, 2000. Debt to total capitalization was 5% at March 31, 2001 and June 30, 2000.

Accounts receivable increased $48.8 million to $416.2 million at March 31, 2001 from $367.4 million at June 30, 2000, primarily due to the growth in net revenues.

Prepaid expenses and other current assets increased $19.4 million to $100.7 million at March 31, 2001 from $81.3 million at June 30, 2000, primarily due to the fair value of financial instruments used for hedging.

Property, plant and equipment, net increased $75.9 million to $306.8 million at March 31, 2001 from $230.9 million at June 30, 2000, primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million and other capital expenditures related to the construction of laboratory facilities.

Other long-term assets decreased $80.7 million to $388.7 million at March 31, 2001 from $469.4 million at June 30, 2000. The Applied Biosystems group's minority equity investments decreased $214.3 million due to a decrease in the fair value of the securities, as well as the sales of certain investments mentioned previously. This decrease was partially offset by an increase of $118.4 million in noncurrent deferred tax assets, an increase in purchased license agreements, and an acquisition of a minority interest investment during the first nine months of fiscal 2001.

The Applied Biosystems group had a tax benefit payable to the Celera Genomics group of $16.7 million at June 30, 2000, representing tax benefits reimbursable to the Celera Genomics group. The tax benefit payable was settled during the first half of fiscal 2001. The reimbursable limit of $75

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

million was reached during the first quarter of fiscal 2001. See Note 2 to the condensed combined financial statements for a further discussion of allocations of federal and state income taxes.

Accrued salaries and wages decreased $23.2 million to $56.2 million at March 31, 2001 from $79.4 million at June 30, 2000 primarily reflecting the payments of certain compensation-related accruals.

Accrued taxes on income decreased $35.4 million to $114.1 million at March 31, 2001 from $149.5 million at June 30, 2000 primarily due to timing of income tax payments and the utilization of tax benefits generated by the Celera Genomics group.

Condensed Combined Statements of Cash Flows. Net cash provided by operating activities was $49.7 million for the first nine months of fiscal 2001 compared with $81.9 million for the same period in fiscal 2000. For the first nine months of fiscal 2001, compared with the same period in the prior year, increases in accounts receivable and prepaid expenses and other assets and higher payments to suppliers were only partially offset by higher income-related cash flows.

Net cash used by investing activities was $109.4 million for the first nine months of fiscal 2001 compared with $52.0 million for the prior year. During the first nine months of fiscal 2001, the Applied Biosystems group had capital expenditures of $120.9 million, which included approximately $54 million related to the purchase of property in Pleasanton, California for the future construction of new office, laboratory, and light manufacturing facilities. Capital expenditures also included $22.9 million for building improvements and equipment for the construction of laboratory facilities. For the same period in the prior year, capital expenditures were $69.9 million, which included $20.3 million for an airplane. In the first nine months of fiscal 2001, the Applied Biosystems group realized net proceeds of $15.5 million from the sales of minority equity investments compared with $31.1 million for the prior year. Investments included minority equity interests in Aclara Biosciences, Inc. and Illumina, Inc. during fiscal 2000 and Genomica Corporation during fiscal 2001.

Net cash used by discontinued operations was $2.3 million for the first nine months of fiscal 2001 compared with $8.5 million for the first nine months of fiscal 2000. The fiscal 2000 and fiscal 2001 uses were for transaction-related payments and other cash outlays associated with the divestiture of the Analytical Instruments business.

Net cash provided by financing activities was $13.2 million for the first nine months of fiscal 2001 compared with $47.2 million for the prior year. Proceeds from employee stock option exercises were $32.0 million in the first nine months of fiscal 2001 compared with $34.4 million for fiscal 2000. Loans payable increased $7.8 million for the first nine months of fiscal 2001 compared with an increase of $30.3 million for the prior year. Dividends paid were $26.7 million during the first nine months of fiscal 2001 compared with $17.5 million in the prior year. The increase in the amount of dividends paid was primarily due to timing.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

At March 31, 2000, the Company had unused credit facilities, including the Company's revolving credit facility, totaling $262.8 million, which is available to both the Applied Biosystems group and the Celera Genomics group.

Outlook

The Applied Biosystems group expects to continue to grow and maintain profitability for the remainder of fiscal 2001. The Applied Biosystems group remains concerned about adverse currency effects because approximately 50% of its revenues were derived from regions outside the United States in fiscal 2000 and the first nine months of fiscal 2001 while a significant portion of its costs are based in U.S. dollars. Over the long term, the Applied Biosystems group believes that its business is positioned to grow at a compounded rate of 20 percent before the effects of foreign currency. However, as the Company stated in its press release dated March 21, 2001 (filed in a current report on Form 8-K on March 22, 2001), based on currency translation rates at that time, the Applied Biosystems group expected that the growth rate would moderate to the 10-13 percent range over the next few quarters due to several factors including the weakening of foreign currencies. Since that date, currency translation rates for important markets have trended lower. Therefore, if current rates hold or currencies weaken further, a corresponding impact on growth rates is expected. Other factors include the postponement of large standing instrument orders from a few smaller companies that are trimming capital expenditures in a period of unusual economic and financial market uncertainty and temporary production constraints on our new API 4000 mass spectrometer.

Management is restraining selling, general, and administrative expense growth but continues to invest in new product research and development. As a result, earnings are expected to increase more slowly than revenues in this short-term period. While continuing global economic uncertainty makes it difficult to predict, management currently believes that the Applied Biosystems group will begin to return to its long-term compounded annual growth target of 20 percent before the effects of currency during calendar 2002.

In November 2000, the Company announced the formation of a major initiative in the field of molecular diagnostics and the appointment of Kathy Ordonez, formerly president of Roche Molecular Systems, to lead this initiative. The initiative continues to develop as its strategy is refined and resources are built. The Company has evaluated the initiative's anticipated relationships with the Company's two operating groups, the Applied Biosystems group and the Celera Genomics group, and decided that it will be optimally positioned as a joint venture between those two groups. Further details and developments regarding this business, which will be named Celera Diagnostics, will be announced as the initiative continues to evolve.

The Applied Biosystems group also remains subject to various other uncertainties, many of which are referenced in the "Forward-Looking Statements" section below.

                            APPLIED BIOSYSTEMS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to:

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

A significant portion of sales depends on customers' capital spending policies which may be subject to significant and unexpected decreases. A significant portion of the Applied Biosystems group's instrument product sales are capital purchases by its customers. The Applied Biosystems group's customers include pharmaceutical, environmental, research, biotechnology, and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for the Applied Biosystems group's products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for the Applied Biosystems group's products.

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

Since the Applied Biosystems group's business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group's net revenues during fiscal 2000 and the first nine months of fiscal 2001 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group's control.

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

Electricity shortages and earthquakes could disrupt operations in California. The headquarters and principal operations of the Applied Biosystems group are located in Foster City, California. The State of California and its principal electrical utility companies have recently indicated that there is a statewide electricity shortage and that these utility companies are in poor financial condition. As a result, California has experienced temporary localized electricity outages, or rolling blackouts, which may continue or worsen into blackouts of longer duration in the future. Blackouts in Foster City, even of modest duration, could impair or cause a temporary suspension of the group's operations, including the manufacturing and shipment of new products. Power disruptions of an extended duration or high frequency could have a material adverse effect on operating results. In addition, Foster City is located near major California earthquake faults. The ultimate impact of earthquakes on the Applied Biosystems group, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

The Celera Genomics/Applied Biosystems Joint Venture's ability to develop proprietary molecular diagnostic products is unproven. The Company has announced the formation of a major initiative in the field of molecular diagnostics and has decided that it will be optimally positioned as a joint venture between the Applied Biosystems group and the Celera Genomics group. The joint venture faces the difficulties inherent in developing and commercializing diagnostic tests and in building and operating a commercial research and development program. The joint venture's ability to develop proprietary molecular diagnostic products is unproven, and it is possible that its discovery process will not result in any commercial products or services. Even if the joint venture is able to develop products and services, it is possible that these products and services may not be commercially viable or successful due to a variety of reasons, including: difficulty obtaining regulatory approvals, competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of the joint venture to recover its development costs in a reasonable period.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)



                                                           Three months ended                     Nine months ended
                                                               March 31,                              March 31,
                                                         2000               2001               2000                2001
                                                   -----------------  ------------------ ------------------  -----------------
Net Revenues                                       $        11,041     $        23,375    $        27,666    $         61,947

Costs and Expenses
Research and development                                    43,447              52,174            113,780             151,663
Selling, general and administrative                         10,451              15,146             28,383              42,538
Amortization of goodwill and intangibles                                        10,916                                 32,965
                                                   -----------------  ------------------ ------------------  -----------------
Operating Loss                                             (42,857)            (54,861)          (114,497)           (165,219)
Interest expense                                               699                                  1,360                 829
Interest income                                              6,469              15,258             11,576              50,568
Other expense, net                                                                (242)                                  (246)
                                                   -----------------  ------------------ ------------------  -----------------
Loss Before Income Taxes                                   (37,087)            (39,845)          (104,281)           (115,726)
Benefit for income taxes                                    12,980              10,758             36,498              31,246
                                                   -----------------  ------------------ ------------------  -----------------
Net Loss                                           $       (24,107)    $       (29,087)   $       (67,783)   $        (84,480)
                                                   =================  ================== ==================  =================










See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)



                                                                                       At June 30,          At March 31,
                                                                                           2000                 2001
                                                                                    -------------------- --------------------
                                                                                                             (unaudited)



Assets
Current assets
  Cash and cash equivalents                                                          $        569,894    $         486,122
  Short-term investments                                                                      541,140              548,934
  Tax benefit receivable from the Applied Biosystems group                                     16,702
  Accounts receivable, net                                                                     14,936               22,275
  Inventories, net                                                                              3,336                4,699
  Prepaid expenses and other current assets                                                     2,283                6,552
                                                                                    -------------------- --------------------
Total current assets                                                                        1,148,291            1,068,582

Property, plant and equipment, net                                                            111,442              117,138
Other long-term assets                                                                        153,524              137,930
                                                                                    -------------------- --------------------
Total Assets                                                                         $      1,413,257    $       1,323,650
                                                                                    ==================== ====================

Liabilities and Group Equity
Current liabilities
  Accounts payable                                                                   $         21,566    $          27,985
  Accrued salaries and wages                                                                   10,251               14,756
  Deferred revenues                                                                            24,169               31,889
  Other accrued expenses                                                                       11,266                8,519
                                                                                    -------------------- --------------------
Total current liabilities                                                                      67,252               83,149

Long-term debt                                                                                 46,000
Other long-term liabilities                                                                     9,189               25,672
                                                                                    -------------------- --------------------
Total Liabilities                                                                             122,441              108,821

Group Equity                                                                                1,290,816            1,214,829
                                                                                    -------------------- --------------------
Total Liabilities and Group Equity                                                   $      1,413,257    $       1,323,650
                                                                                    ==================== ====================

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                              Nine months ended
                                                                                                  March 31,
                                                                                            2000               2001
                                                                                      -----------------  ------------------


Operating Activities
Net loss                                                                              $       (67,783)    $       (84,480)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                              16,571              48,387
    Long-term compensation program                                                                699                 951
    Deferred income taxes                                                                      (7,317)            (25,183)
Changes in operating assets and liabilities:
    (Increase) decrease in tax benefit receivable
      from the Applied Biosystems group                                                        (2,343)             16,702
    Increase in accounts receivable                                                            (3,558)             (7,339)
    Increase in inventory                                                                                          (1,363)
    Decrease (increase) in prepaid expenses and other assets                                    1,117              (3,542)
    Increase in accounts payable and other liabilities                                          8,252              32,617
                                                                                      -----------------  ------------------
Net Cash Used by Operating Activities                                                         (54,362)            (23,250)
                                                                                      -----------------  ------------------

Investing Activities
Additions to property, plant and equipment
  (net of disposals of $1,175 and $13, respectively)                                          (23,267)            (21,406)
Purchases of short-term investments, net                                                                           (7,249)
Investments                                                                                    (3,000)             (4,081)
                                                                                      -----------------  ------------------
Net Cash Used by Investing Activities                                                         (26,267)            (32,736)
                                                                                      -----------------  ------------------

Financing Activities
Net change in long-term debt                                                                   46,000             (46,000)
Net proceeds from stock offering                                                              943,303
Proceeds from stock issued for stock plans                                                     10,942              18,214
                                                                                      -----------------  ------------------
Net Cash Provided (Used) by Financing Activities                                            1,000,245             (27,786)
                                                                                      -----------------  ------------------
Net Change in Cash and Cash Equivalents                                                       919,616             (83,772)
Cash and Cash Equivalents Beginning of Period                                                  71,491             569,894
                                                                                      -----------------  ------------------
Cash and Cash Equivalents End of Period                                               $       991,107     $       486,122
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

NOTE 2 - ALLOCATION OF FEDERAL AND STATE INCOME TAXES

The federal income taxes of the Company and its subsidiaries, which own assets allocated between the groups, are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Company's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Intergroup transactions are taxed as if each group were a stand-alone company. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are transferred to the group that can utilize such benefits. Tax benefits generated by the Celera Genomics group commencing July 1, 1998, which could be utilized on a consolidated basis, were reimbursed by the Applied Biosystems group to the Celera Genomics group up to a limit of $75 million. As of March 31, 2001, the Celera Genomics group generated cumulative tax benefits of $98.3 million that were utilized by the Applied Biosystems group since July 1, 1998. The amounts utilized by the Applied Biosystems group in excess of the $75 million limit are not reimbursed to the Celera Genomics group and are recorded to group equity in the Celera Genomics group's Condensed Combined Statements of Financial Position.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

See Note 1 of the Celera Genomics group's combined financial statements included in the Company's 2000 Annual Report to Stockholders for a further discussion of the tax allocation policy.

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

(Dollar amounts in millions)                                  Three months ended                  Nine months ended
                                                                March 31, 2000                     March 31, 2000
                                                        -------------------------------     ------------------------------
Net revenues                                                                 $  13.1                         $   35.2
Net loss                                                                     $ (36.6)                        $ (106.5)

See Note 2 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a further discussion of this acquisition.

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) included in Group Equity on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three and nine months ended March 31, 2000 and 2001 is presented in the following table:

(Dollar amounts in millions)                                       Three months ended               Nine months ended
                                                                        March 31,                       March 31,
                                                                   2000            2001             2000           2001
                                                               ------------    ------------     ------------    -----------
Net loss                                                           $ (24.1)       $ (29.1)          $ (67.8)     $ (84.5)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                                             (.2)                           (.2)
  Unrealized gain (loss) on investments, net                                          (.1)                            .4
                                                               ------------    ------------     ------------    -----------
Other comprehensive income (loss)                                                     (.3)                            .2
                                                               ------------    ------------     ------------    -----------
Comprehensive loss                                                 $ (24.1)       $ (29.4)          $ (67.8)     $ (84.3)
                                                               ============    ============     ============    ===========

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

(Dollar amounts in millions)                       June 30,              March 31,
                                                     2000                   2001
                                             ---------------------  ---------------------
Raw materials and supplies                                 $  1.9                 $  3.7
Work-in-process                                                                       .3
Finished products                                             1.4                     .7
                                             ---------------------  ---------------------
Total inventories                                          $  3.3                 $  4.7
                                             =====================  =====================

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

(Dollar amounts in millions)                                     Nine months ended
                                                                     March 31,
                                                                2000          2001
                                                            ------------- --------------
Nonreimbursable utilization of tax benefits by
    the Applied Biosystems group                               $     -       $  (23.3)
Tax benefit related to employee stock options                  $     -       $   12.4

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and nine months ended March 31, 2000, research and development expenses included $14.4 million and $40.4 million, respectively, for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group. For the three and nine month periods ended March 31, 2001, research and development expenses included $14.5 million and $45.1 million, respectively, for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

The Institute of Genomic Research ("TIGR"). During the second quarter of fiscal 2001, the Celera Genomics group entered into an agreement to perform sequencing services for TIGR. The President of the Celera Genomics group is also the current Chairman of the Board of Trustees of TIGR. An immediate family member of the President of the Celera Genomics group currently serves as TIGR's President and is on TIGR's Board of Trustees. Additionally, as of March 31, 2001, TIGR owned approximately 1.4 million options to purchase Applera Corporation - Celera Genomics Group Common Stock.

During the three and nine months ended March 31, 2001, the Celera Genomics group recognized revenues of $3.2 million and $4.8 million, respectively, from TIGR, of which $1.6 million was receivable as of March 31, 2001.

NOTE 9 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the '648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the '648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the '648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the '648 patent. On April 6, 2001, the court granted the Company's motion for summary judgment finding that the Company's recently introduced BigDye Version 3.0 dye technology does not infringe the '648 patent. The trial date has been postponed and is currently expected to be scheduled for spring or summer 2001.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM)DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. This case has been scheduled for trial on August 6, 2001.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement of, and inducing the infringement of U.S. Patent No. 4,707,235 ("the '235 patent") by reason of the Company's sale of certain ABI PRISM(TM) DNA sequencing systems. The complaint seeks injunctive and monetary relief. The Company answered the complaint, alleging that the '235 patent is invalid and that the Company does not infringe the '235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '235 patent. However, on December 18, 2000, Amersham filed a new complaint alleging that the Company is infringing the '235 patent by reason of the Company's sale of certain DNA sequencing systems, which allegations were not in the previous suit under the '235 patent. This action is in the early stages of discovery.

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. A claims construction hearing has been scheduled for June 7, 2001.

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

Results of Operations for the Three Months Ended March 31, 2001 Compared With the Three Months Ended March 31, 2000

The Celera Genomics group reported a net loss of $29.1 million for the third quarter of fiscal 2001 compared with a net loss of $24.1 million for the third quarter of fiscal 2000. The increase in the net loss reflected: the increased expenses incurred as a result of the amortization of goodwill and other intangibles primarily due to the Paracel acquisition; the increased investment in research and development activities relating to expanded efforts in its discovery program; and the expansion of sales and marketing capabilities. These increased expenses were partially offset by higher net revenues and higher interest income.

Net revenues for the Celera Genomics group were $23.4 million for the third quarter of fiscal 2001 compared with $11.0 million for the third quarter of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from genomics services and collaborations. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in net revenues.

R&D expenses increased $8.8 million to $52.2 million for the third quarter of fiscal 2001 from $43.4 million for the third quarter of fiscal 2000 primarily as the result of the development of its discovery program and gene discovery work as well as the acceleration of its capabilities in proteomics and

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

SG&A expenses were $15.1 million for the third quarter of fiscal 2001 compared with $10.5 million for the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

The Celera Genomics group recorded $10.9 million of expenses in the third quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to Paracel.

The Celera Genomics group incurred no interest expense for the third quarter of fiscal 2001 compared with $.7 million for the third quarter of fiscal 2000. Interest expense in the prior year reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $15.3 million for the third quarter of fiscal 2001 compared with $6.5 million for the third quarter of fiscal 2000. The increase was attributable to interest income on cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed in March 2000. The third quarter of fiscal 2000 also included interest income from the $150 million note receivable from the Applied Biosystems group. The note was collected in the fourth quarter of fiscal 2000.

The effective income tax rate was 27% for the third quarter of fiscal 2001 and 35% for the third quarter of fiscal 2000. The decrease in the effective income tax benefit rate was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations for the Nine Months Ended March 31, 2001 Compared With the Nine Months Ended March 31, 2000

The Celera Genomics group reported a net loss of $84.5 million for the first nine months of fiscal 2001 compared with a net loss of $67.8 million for the first nine months of fiscal 2000. The increase in the net loss reflected: the increased investment in research and development activities relating to expanded efforts in its discovery program as well as in its bioinformatics and software development capabilities; the increased expenses incurred as a result of the amortization of goodwill and other intangibles primarily due to the Paracel acquisition; the increased operating expenses required to support expanded product and business development activities; and the expansion of sales and marketing capabilities. These increased expenses were partially offset by higher net revenues and higher interest income.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues for the Celera Genomics group were $62.0 million for the first nine months of fiscal 2001 compared with $27.7 million for the first nine months of fiscal 2000. The increased revenues resulted primarily from database subscription agreements with commercial and academic customers, as well as revenues from genomics services and collaborations. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in net revenues.

R&D expenses increased $37.9 million to $151.7 million for the first nine months of fiscal 2001 from $113.8 million for the first nine months of fiscal 2000 primarily as a result of the expansion of its scientific and annotation research teams and bioinformatics and software engineering staff. In addition, the Celera Genomics group has accelerated the development of its discovery program and gene discovery work and has expanded its capabilities in proteomics and functional genomics. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in R&D expenses.

SG&A expenses were $42.5 million for the first nine months of fiscal 2001 compared with $28.4 million for the prior year. The increase was caused primarily by the Celera Genomics group's expansion of its sales and marketing capabilities. The acquisition of Paracel during the fourth quarter of fiscal 2000 also contributed to the increase in SG&A expenses.

The Celera Genomics group recorded $33.0 million of expenses in the first nine months of fiscal 2001 relating to the amortization of goodwill and other intangibles primarily due to Paracel.

Interest expense was $.8 million for the first nine months of fiscal 2001 compared with $1.4 million for the first nine months of fiscal 2000. Interest expense in both periods reflected the Company's financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. The financing, entered into during the first quarter of fiscal 2000, was repaid in October 2000. Interest income was $50.6 million for the first nine months of fiscal 2001 compared with $11.6 million for the first nine months of fiscal 2000. The increase was attributable to interest income on cash and cash equivalents and short-term investments, which increased as a result of the follow-on public offering of Applera Corporation-Celera Genomics Group Common Stock completed in March 2000. The first nine months of fiscal 2000 also included interest income from the $150 million note receivable from the Applied Biosystems group. This note was collected in the fourth quarter of fiscal 2000.

The effective income tax rate was 27% for the first nine months of fiscal 2001 and 35% for the first nine months of fiscal 2000. The decrease in the effective income tax benefit rate was primarily due to the amortization of nondeductible goodwill relating to the acquisition of Paracel. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2000 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

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

Significant Changes in the Condensed Combined Statements of Financial Position. Cash and cash equivalents and short-term investments were $1.0 billion at March 31, 2001 compared with $1.1 billion at June 30, 2000. Working capital was $1.0 billion at March 31, 2001 and $1.1 billion at June 30, 2000. During the second quarter of fiscal 2001, the Company repaid the $46.0 million of commercial paper borrowing that was outstanding at June 30, 2000.

The Celera Genomics group had a tax benefit receivable from the Applied Biosystems group of $16.7 million at June 30, 2000, representing tax benefits reimbursable from the Applied Biosystems group. The tax benefit receivable was settled during the first half of fiscal 2001. The reimbursable limit of $75 million was reached during the first quarter of fiscal 2001. See Note 2 to the Celera Genomics group's condensed combined financial statements for a further discussion of allocations of federal and state income taxes.

Accounts receivable increased $7.3 million to $22.3 million at March 31, 2001 from $14.9 million at June 30, 2000, primarily as a result of increased revenues and the timing of payments received for subscription and service agreements.

Other long-term assets decreased $15.6 million to $137.9 at March 31, 2001 from $153.5 million at June 30, 2000, primarily due to amortization of goodwill and other intangibles primarily related to Paracel, partially offset by an increase in deferred tax assets and an acquisition of a minority equity investment during the third quarter of fiscal 2001.

Deferred revenues increased $7.7 million to $31.9 million at March 31, 2001 from $24.2 million at June 30, 2000 due to payments received for subscription and service agreements, partially offset by revenue recognized under these agreements.

Other long-term liabilities increased $16.5 million to $25.7 million at March 31, 2001 from $9.2 million at June 30, 2000 primarily due to payments received for long-term database subscription agreements.

Condensed Combined Statements of Cash Flows. Net cash used by operating activities was $23.3 million for the first nine months of fiscal 2001 compared with $54.4 million for the same period in the prior year. The decrease in cash used by operating activities was primarily due to the settlement of the tax benefit receivable from the Applied Biosystems group, as well as higher increases in accounts payable and other liabilities primarily due to cash collected on subscription and services agreements for which revenue has been deferred. These items were partially offset by an increase in

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

prepaid expenses and other assets during the first nine months of fiscal 2001 compared to a decrease in the same period in the prior year, as well as higher increases in accounts receivable balances.

Net cash used by investing activities was $32.7 million for the first nine months of fiscal 2001 compared with $26.3 million for the prior year. Capital expenditures of $21.4 million for the first nine months of fiscal 2001 included $2.9 million of purchases from the Applied Biosystems group. For the first nine months of fiscal 2000, capital expenditures of $24.4 million included payments of $8.1 million for software licenses. Excluding the software purchases from the prior year, fiscal 2001 capital expenditures increased primarily due to payments for building improvements and equipment related to the development of a laboratory to support its proteomics and discovery genomics capabilities. During the first nine months of fiscal 2001, the Celera Genomics group had net purchases of $7.2 million of short-term investments and $4.1 million relating to the acquisition of a minority interest in Tokyo-based Hubit Genomix, an entity focused on the association of genes with disease for use in the development of therapeutics and diagnostics. The Celera Genomics group had investments of $3.0 million for the comparable prior year period which included the acquisitions of the Panther(TM) technology and a 47.5% interest in Shanghai GeneCore Biotechnologies Co. Ltd.

Net cash used by financing activities was $27.8 million for the first nine months of fiscal 2001 compared with net cash provided by financing activities of $1.0 billion for the prior year. During the first nine months of fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing which it secured in the second quarter of fiscal 2000 specifically for the purchase of the Rockville, Maryland facilities. This repayment was offset by $18.2 million in proceeds received from stock issued for employee stock plans during the first nine months of fiscal 2001 compared with $10.9 million in the same period of the prior year. In March 2000, the Company completed a follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock from which the Company received net proceeds of $943.3 million.

At March 31, 2001, the Company had unused credit facilities, including the Company's revolving credit facility, totaling $262.8 million, which is available to both the Celera Genomics group and the Applied Biosystems group.

Outlook

The Celera Genomics group expects to see a continued expansion in the customer base for online genomics information products and related genomics services, with corresponding increases in revenues during the remainder of fiscal 2001. Revenue growth is expected to be generated primarily from increasing the customer base with new biotechnology companies and academic institutions for the on-line business, and expanding the Celera Genomics group's research collaborations and services business. The actual rate of revenue increase will depend on numerous factors, including the types of customers that it attracts and the timing of those agreements. The Celera Genomics group also faces potentially lengthy selling cycles with some of its customers.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The expected increase in revenues should be more than offset by investments as the Celera Genomics group expands its discovery initiatives. The Celera Genomics group intends to continue to expand its efforts in the development of its proteomics and functional genomics capabilities and plans to scale up its new proteomics factory during the next quarter. The Celera Genomics group also intends to continue to strengthen its bioinformatics platform, both in information content and in delivery systems. R&D expenditures are dependent on a variety of factors, including the timing of new projects and the work in research and development programs that are undertaken internally or with collaborators. While the rate of increase of R&D expense is dependent on the factors listed above, the Celera Genomics group believes that R&D expenditures will be higher in the fourth quarter than in the third quarter. SG&A expenses are also expected to increase modestly during the fourth quarter.

In November 2000, the Company announced the formation of a major initiative in the field of molecular diagnostics and the appointment of Kathy Ordonez, formerly president of Roche Molecular Systems, to lead this initiative. The initiative continues to develop as its strategy is refined and resources are built. The Company has evaluated the initiative's anticipated relationships with the Company's two operating groups, the Applied Biosystems group and the Celera Genomics group, and decided that it will be optimally positioned as a joint venture between those two groups. Further details and developments regarding this business, which will be named Celera Diagnostics, will be announced as the initiative continues to evolve.

The Company believes the Celera Genomics group's existing cash and cash equivalents and short-term investments are sufficient to fund its operating expenses and capital requirements related to its original business plan, which relates to: the sequencing and assembly of the human and other genomes; the generation of selected genetic variation data; the development of complementary information and information products and bioinformatics tools to make this information useful to researchers; and related genomics services from this data. While the Company intends to use the net proceeds from the Celera Genomics group's follow-on public offering, which was completed in March 2000, primarily to fund its discovery initiatives and new therapeutic and diagnostic products and technology development activities in functional genomics, with an emphasis on proteomics and personalized health/medicine, such funds may not be sufficient to support these new business activities as they develop. The Celera Genomics group's actual future capital uses and requirements with respect to its new activities will depend on many factors, including those discussed under "Forward-Looking Statements."

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to:

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $263.3 million as of March 31, 2001 and expects that it will continue to incur additional net losses for the foreseeable future. These losses may increase as the Celera Genomics group expands its investments in new technology and product development, including the development of its functional genomics and personalized health/medicine efforts. As an early-stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals, and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The Celera Genomics group's business plan is unique and expanding. No organization has ever attempted to combine in one business organization all of the Celera Genomics group's businesses. In addition, as the Celera Genomics group moves beyond completion of the sequencing of the human genome, it is expanding its business plan to provide new scientific services to customers in areas such as functional genomics, personalized health/medicine, and proteomics. The offering of genomics databases, functional genomics, proteomics, and personalized health/medicine capabilities targeted at a wide variety of customers, from pharmaceutical companies to university researchers, has a number of risks, including pricing and volume issues, technology and access concerns, computer security, pursuit of key scientific goals, and protection of intellectual property. The addition of the functional genomics, personalized health/medicine, and proteomics efforts will add further complexity and require additional management attention and resources as these new markets are addressed.

The Celera Genomics group's business plan depends heavily on accurate and complete assembly and annotation of the human and mouse genomes. The Celera Genomics group has assembled human genome sequence data obtained using "whole genome shotgun sequencing." Although the Celera Genomics group believes that its assembly efforts have produced a human genome assembly of high quality, the Celera Genomics group will continue to update its assembly as it continues to annotate the human genome. The Celera Genomics group has also assembled the mouse genome using the same method. The Celera Genomics group's ability to retain its existing customers and attract new customers is heavily dependent upon the continued assembly and annotation of the human and mouse genomes. This information is essential to the functional genomics and personalized health/medicine components of the Celera Genomics group's business strategy in which the Celera Genomics group intends to make substantial investments in the near future. As a result, failure to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's business.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's revenue growth depends on retaining existing and adding new customers. The Celera Genomics group has a relatively small number of customers, the revenues from which will offset only a portion of its expenses. In order to generate significant additional revenues, the Celera Genomics group must obtain additional customers and retain its existing customers. The Celera Genomics group's ability to retain existing and add new customers depends upon customers' continued belief that the Celera Genomics group's products can help accelerate their drug discovery and development efforts and fundamental discoveries in biology. Although customer agreements typically have multi-year terms, there can be no assurance that any will be renewed upon expiration. The Celera Genomics group's future revenues are also affected by the extent to which existing customers expand their agreements to include new services and database products. In some cases, the Celera Genomics group may accept milestone payments or future royalties on products developed by its customers as consideration for access to the Celera Genomics group's databases and products in lieu of a portion of subscription fees. Such arrangements are unlikely to produce revenue for the Celera Genomics group for a number of years, if ever, and depend heavily on the research and product development, sales and marketing, and intellectual property protection abilities of the customer.

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

The industry in which the Celera Genomics group operates is intensely competitive and evolving. There is intense competition among entities attempting to sequence segments of the human genome and identify genes associated with specific diseases and develop products, services, and intellectual property based on these discoveries. The Celera Genomics group faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies, both in the United States and abroad. A number of companies, other institutions, and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, positional cloning, the study of genetic variation, functional genomics, and other genomic service businesses. Some of these competitors are developing databases containing gene sequence, gene expression, genetic variation, or other biological information and are marketing or plan to market their data to pharmaceutical and biotechnology companies and academic and research institutions. Additional competitors may attempt to establish databases containing this information in the future. The Celera Genomics group

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

has licensed some of its key technology on a non-exclusive basis from third parties, and therefore such technology may be available for license by the Company's competitors.

Competitors may also discover, characterize, or develop important genes, drug targets or leads, drug discovery technologies, or drugs in advance of the Celera Genomics group or its customers, or which are more effective than those developed by the Celera Genomics group or its customers, or may obtain regulatory approvals of their drugs more rapidly than the Celera Genomics group's customers do, any of which could have a material adverse effect on any of the Celera Genomics group's or its customers' similar programs. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit the Celera Genomics group's rights or its customers' ability to use the Celera Genomics group's products to commercialize therapeutic, diagnostic, or agricultural products. In addition, a customer may use the Celera Genomics group's services to develop products that compete with products separately developed by the Celera Genomics group or its other customers.

Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery, drug development, and diagnostics based on gene sequencing, target gene identification, bioinformatics, and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. The Celera Genomics group also faces competition from providers of software. A number of companies have announced their intent to develop and market software to assist pharmaceutical and biotechnology companies and academic researchers in managing and analyzing their own genomic data and publicly available data.

The Celera Genomics group's current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries. The Celera Genomics group derives a substantial portion of its revenues from fees paid by pharmaceutical companies and larger biotechnology companies for its information products and services, including Amgen Inc., Novartis Pharma AG, Pharmacia & Upjohn, Pfizer Inc., Takeda Chemical Industries, Ltd., American Home Products Corporation, and Immunex Corporation. The Celera Genomics group expects that pharmaceutical companies and larger biotechnology companies will continue to be the Celera Genomics group's primary source of revenues for the foreseeable future. As a result, the Celera Genomics group is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

In addition, the Celera Genomics group's future revenues may be adversely affected by mergers and consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of the group's potential customers. Large pharmaceutical and biotechnology customers could also decide to conduct their own genomics programs or seek other providers instead of using the Celera Genomics group's products and services.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group relies on its strategic relationship with the Applied Biosystems group. The Celera Genomics group believes that its strategic relationship with the Applied Biosystems group has provided it with a significant competitive advantage in its efforts to date to sequence the human and other genomes. The Celera Genomics group's timely completion of that work and successful extension of its business into the functional genomics, personalized health/medicine, and proteomics arenas will depend on the Applied Biosystems group's ability to continue to provide leading-edge, proprietary technology and products, including technologies relating to genetic analysis, protein analysis, and high-throughput screening. If the Applied Biosystems group is unable to supply these technologies, the Celera Genomics group will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with the Applied Biosystems group that adversely affects the Celera Genomics group's access to the Applied Biosystems group's technology or failure by the Applied Biosystems group to continue to develop new technologies or protect its proprietary technology could adversely affect the Celera Genomics group's business.

Introduction of new products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group could expose the Celera Genomics group to potential product liability risks which are inherent in the testing, manufacturing, and marketing of human therapeutic and diagnostic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages.

The Celera Genomics group could incur liabilities relating to hazardous materials that it uses in its research and development activities. The Celera Genomics group's research and development activities involve the controlled use of hazardous materials and chemicals, and may in the future involve various radioactive materials. In the event of an accidental contamination or injury from these materials, the Celera Genomics group could be held liable for damages in excess of its resources.

The Celera Genomics group's sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's ability to obtain new customers for genomic information products, value-added services, and licenses to intellectual property depends on its customers' belief that the group can help accelerate their drug discovery efforts. The Celera Genomics group's sales cycle is typically lengthy because the group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. The Celera Genomics group may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical companies have affected, and may in the future affect, the timing and progress of the Celera Genomics group's sales efforts.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Scientific and management staff has unique expertise which is key to the Celera Genomics group's commercial viability and which would be difficult to replace. The Celera Genomics group is highly dependent on the principal members of its scientific and management staff, particularly J. Craig Venter, its President. For the sequencing and assembly of the human, mouse, and other genomes, the Celera Genomics group believes the following members of its staff are essential:
Dr. Venter; Mark Adams, Vice President for Genome Programs; and Eugene Myers, Vice President of Informatics Research, who is responsible for the group assembling the genome. None of these individuals are party to employment agreements, non-competition agreements, or non-solicitation agreements with the Celera Genomics group. Additional members of the Celera Genomics group's medical, scientific, and bioinformatics staff are important to the development of information, tools, and services required for implementation of its business plan. Also, in an effort to meet the demands of its growing business, including the development of its discovery business, the group recently hired other key management personnel in the areas of immunotherapeutics, proteomics, operations, sales, marketing, and business development, and the group believes that these persons will be important to the successful growth of the group's business. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on the Celera Genomics group's ability to achieve its goals.

The Celera Genomics group's competitive position may depend on patent and copyright protection, which may not be sufficiently available. The Celera Genomics group's ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and other intellectual property. While the Celera Genomics group's business is currently primarily dependent on revenues from access fees to its discovery and information system, obtaining patent protection may also be important to its business, in that the Celera Genomics group would be able to prevent competitors from making, using, or selling any of its technology for which it obtains a patent. Patent law affecting the Celera Genomics group's business, particularly gene sequences, gene function, and polymorphisms, is uncertain, and as a result, the Celera Genomics group is uncertain as to its ability to obtain intellectual property protection covering its information discoveries sufficient to prevent competitors from developing similar subject matter. Patents may not issue from patent applications that the Celera Genomics group may own or license. In addition, because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed patent applications for technology used by the Celera Genomics group or covered by the Celera Genomics group's pending patent applications without the Celera Genomics group being aware of such applications.

Moreover, the Celera Genomics group may be dependent on protecting, through copyright law or otherwise, its databases to prevent other organizations from taking information from such databases and copying and reselling it. Copyright law currently provides uncertain protection regarding the copying and resale of factual data. As such, the Celera Genomics group is uncertain whether it could prevent such copying or resale. Changes in copyright and patent law could either expand or reduce the extent to which the Celera Genomics group and its customers are able to protect their intellectual property.

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's position may depend on its ability to protect trade secrets. The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group currently protects such information and procedures as trade secrets. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and the group may not have adequate remedies for any such breach. In addition, the group's trade secrets may otherwise become known or be independently developed by competitors.

Public disclosure of genomics sequence data could jeopardize the Celera Genomics group's intellectual property protection and have an adverse effect on the value of the Celera Genomics group's products and services. The Celera Genomics group, the federally funded Human Genome Project, and others engaged in similar research have made and are expected to continue making available to the public basic human sequence data. Such disclosures might limit the scope of the Celera Genomics group's intellectual property claims or make subsequent discoveries related to full-length genes unpatentable. While the Celera Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurance that such publication has not affected, and will not affect, the ability to obtain patent protection. Customers may conclude that uncertainties of such protection decrease the value of the Celera Genomics group's information products and services and, as a result, it may be required to reduce the fees it charges for such products and services.

The Celera Genomics group may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex legal, scientific, and factual questions. The Celera Genomics group's success in the functional genomics field may depend, in part, on its ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in the genomics industry. The Celera Genomics group may become a party to patent litigation or proceedings in the federal courts or at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties which may include subscribers to the Celera Genomics group's database information services. Interference proceedings may be necessary to establish which party was the first to discover such intellectual property. The Celera Genomics group may become involved in patent litigation against third parties to enforce the Celera Genomics group's patent rights, to invalidate patents held by such third parties, or to defend against such claims. The cost to the Celera Genomics group of any patent litigation or similar proceeding could be substantial, and it may absorb

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

significant management time. If an infringement litigation against the Celera Genomics group is resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling certain of its products or services without a license from a third party. The Celera Genomics group may not be able to obtain such a license on commercially acceptable terms, or at all.

The U.S. Patent and Trademark Office has issued several patents to third parties relating to single nucleotide polymorphisms ("SNPs"). If other important SNPs receive patents, the Celera Genomics group will need to obtain rights to those important SNPs in order to develop, use, and sell related assays. Such licenses may not be available to the Celera Genomics group on commercially acceptable terms, or at all.

The Celera Genomics group's business is dependent on the continuous, effective, reliable, and secure operation of its computer hardware, software, and internet applications and related tools and functions. Because the Celera Genomics group's business requires manipulating and analyzing large amounts of data, and communicating the results of such analysis to customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, internet servers, and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or the Celera Genomics group's customers' access to products through the Internet is interrupted, its business could suffer. The Celera Genomics group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Celera Genomics group's database products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support computational needs and its customers' drug efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact the Celera Genomics group's business.

The Celera Genomics group's research and product development depends on access to tissue samples and other biological materials. To continue to build its product base, the Celera Genomics group will need access to normal and diseased human and other tissue samples, other biological materials, and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If the Celera Genomics group loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

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

Expected rapid growth in the number of its employees could absorb valuable management resources and be disruptive to the development of the Celera Genomics group's business. The Celera Genomics group expects to grow significantly. This growth will require substantial effort to hire new employees and train and integrate them into the Celera Genomics group's business and to develop and implement management information systems, financial controls, and facility plans. In addition, the Celera Genomics group will be required to create a sales and marketing organization and expand customer support resources as sales of its information products increase. The Celera Genomics group's inability to manage growth effectively would have a material adverse effect on its future operating results.

The use of the Celera Genomics group's products and services by its customers may be subject to government regulation. Within the field of genomics, the use of the Celera Genomics group's products by pharmaceutical and biotechnology customers may be subject to certain U.S. Food and Drug Administration or other regulatory approvals. For example, any new drug developed by the efforts of the Celera Genomics group's customers as a result of their use of the Celera Genomics group's databases must undergo an extensive regulatory review process. This process can take many years and require substantial expense.

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

Future acquisitions may absorb significant resources and may be unsuccessful. As part of the Celera Genomics group's strategy, it expects to pursue acquisitions, investments, and other relationships and alliances. Acquisitions may involve significant cash expenditures, debt incurrence, additional

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

operating losses, dilutive issuances of equity securities, and expenses that could have a material effect on the Celera Genomics group's financial condition and results of operations. For example, to the extent that it elects to pay the purchase price for such acquisitions in shares of Applera Corporation - Celera Genomics Group Common Stock, such issuance of additional shares will be dilutive to holders of Applera Corporation - Celera Genomics Group Common Stock. Acquisitions involve numerous other risks, including:

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

Applera Corporation is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera Corporation - Celera Genomics Group Common Stock which may be expensive and time consuming. Applera Corporation and certain of its officers have been served in five lawsuits purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in Applera Corporation's follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, Applera Corporation sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. The complaints in these lawsuits generally allege that the prospectus used in connection with the offering contained inaccurate and misleading statements in violation of federal securities laws. The complaints seek unspecified damages, rescission, costs and expenses, and such other relief as the court deems proper. All of these lawsuits have been consolidated into a single case. Although Applera Corporation believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

The Celera Genomics group's ability to develop proprietary therapeutics and the Celera Genomics/Applied Biosystems Joint Venture's ability to develop proprietary molecular diagnostic products is unproven. The development and commercialization of new drugs based on genomic and proteomic information is unproven. As the Celera Genomics group expands its efforts into this new business area, it faces the difficulties inherent in developing and commercializing therapeutic products, and it has limited experience in operating a commercial research and development program. In addition, the Company has announced the formation of a major initiative in the field of molecular diagnostics and has decided that it will be optimally positioned as a joint venture between the Applied Biosystems group and the Celera Genomics group. The joint venture faces the difficulties

                              CELERA GENOMICS GROUP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

inherent in developing and commercializing diagnostic tests and in building and operating a commercial research and development program. Given the Celera Genomics group's unproven ability to develop proprietary therapeutics and the joint venture's unproven ability to develop proprietary molecular diagnostic products, it is possible that the Celera Genomics group's and the joint venture's discovery processes will not result in any commercial products or services. Even if the group or the joint venture is able to develop products and services, it is possible that these products and services may not be commercially viable or successful due to a variety of reasons, including: difficulty obtaining regulatory approvals, competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of the group or the joint venture to recover its development costs in a reasonable period.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

         In November 2000, the Company announced the formation of a major initiative in the field of molecular diagnostics and the appointment of Kathy Ordonez, formerly president of Roche Molecular Systems, to lead this initiative. The initiative continues to develop as its strategy is refined and resources are built. The Company has evaluated the initiative's anticipated relationships with the Company's two operating groups, the Applied Biosystems group and the Celera Genomics group, and decided that it will be optimally positioned as a joint venture between those two groups. Further details and developments regarding this business, which will be named Celera Diagnostics, will be announced as the initiative continues to evolve.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Reports on Form 8-K.

                      During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated March 21, 2001 and filed March 22, 2001 to incorporate under Item 5 thereof the text of the Company's press release issued March 21, 2001 regarding an update to the business outlook of its Applied Biosystems Group.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 APPLERA CORPORATION



                                                 By:       /s/ Dennis L. Winger
                                                    ----------------------------
                                                     Dennis L. Winger
                                                     Senior Vice President and
                                                     Chief Financial Officer



                                                 By:       /s/ Vikram Jog
                                                    ----------------------------
                                                     Vikram Jog
                                                     Corporate Controller
                                                     (Chief Accounting Officer)


Dated:  May 15, 2001