Form 10-K
period 2001-06-30
APPLERA CORP
filed 2001-09-26
CIK 77551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the Fiscal Year Ended June 30, 2001

                                       OR
              [ ] Transition Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

              For the transition period from ________ to _________

                          Commission File Number 1-4389

                               -------------------

                               Applera Corporation
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   06-1534213
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  301 Merritt 7, Norwalk, Connecticut                     06851-1070
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 203-840-2000

                               -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
               Title of Class                             on Which Registered


Applera Corporation - Applied Biosystems Group         New York Stock Exchange
  Common Stock (par value $0.01 per share)                 Pacific Exchange


Applera Corporation - Celera Genomics Group            New York Stock Exchange
   Common Stock (par value $0.01 per share)                Pacific Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                          ----------------------------
                                Class G Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X] Yes                            [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 4, 2001, 211,623,977 shares of Applera Corporation - Applied Biosystems Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was $5,315,931,298. As of September 4, 2001, 61,950,655 shares of Applera Corporation - Celera Genomics Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was $1,652,314,834.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Annual Report to Stockholders for Fiscal Year
                   ended June 30, 2001 - Parts I, II, and IV.

               Proxy Statement for Annual Meeting of Stockholders
                      dated September 18, 2001 - Part III.

================================================================================

                                     PART I

Item 1.                             BUSINESS

General Development of Business

         Applera Corporation (hereinafter referred to as the "Company") was incorporated in 1998 under the laws of the State of Delaware. The Company conducts its business through two groups: the Applied Biosystems Group ("Applied Biosystems") and the Celera Genomics Group ("Celera Genomics"). The Company maintains a corporate staff to provide accounting, tax, treasury, legal, information technology, human resources, and other internal services.

         The Company is the successor to PE Corporation (NY), formerly "The Perkin-Elmer Corporation," which became a wholly owned subsidiary of the Company as a result of a recapitalization of PE Corporation (NY) completed in May 1999. As part of the recapitalization, the Company established two classes of common stock that were intended to reflect separately the performance of the businesses of each of Applied Biosystems and Celera Genomics (i.e., Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock). Effective November 30, 2000, the Company, which was named "PE Corporation" at the time of the recapitalization, was renamed "Applera Corporation," and Applied Biosystems, which was named the "PE Biosystems Group" at the time of the recapizalization, was renamed the "Applied Biosystems Group."

         Applied Biosystems is engaged principally in the development, manufacture, sale, and service of instrument systems and associated consumable products for life science and related applications. Its products are used in various applications including synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other biological molecules. The markets for Applied Biosystems' products span the spectrum of the life sciences industry and research community, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use Applied Biosystems' products. During the 2001 fiscal year, Applied Biosystems implemented an organizational realignment away from a business unit structure organized around specific technologies to a more integrated marketing and product development structure.

         Celera Genomics is engaged principally in integrating high throughput technologies to create therapeutic discovery and development capabilities for internal use and for its customers and collaborators. Celera Genomics' businesses are its online information business and its therapeutic discovery business. The online information business is a leading provider of genomic and related biological and medical information. Pharmaceutical, biotechnology, and academic customers use this information, along with customized information technology solutions provided by Celera Genomics, to enhance their capabilities in the fields of life science research and pharmaceutical and diagnostic discovery and development. Celera Genomics recently expanded its focus to include therapeutic discovery and development. Celera Genomics intends to leverage its capabilities in genomics, proteomics, and bioinformatics, both in internal programs and through collaborations, to identify drug targets and diagnostic markers, and to discover and develop novel therapeutic candidates. Initially, Celera Genomics intends to focus its therapeutic discovery efforts in the field of oncology. In June 2001, Celera Genomics announced the signing of a definitive merger agreement with Axys Pharmaceuticals, Inc. ("Axys"), a small molecule drug discovery and development company. Celera Genomics believes that Axys' medicinal and structural chemistry and biology capabilities will accelerate the development of its therapeutic discovery business. This acquisition is expected to close during the fourth quarter of calendar 2001.

         In April 2001, the Company formed a joint venture between Applied Biosystems and Celera Genomics in the field of diagnostics ("Celera Diagnostics"). The Company expects that this joint venture will be focused on the discovery, development, and commercialization of novel diagnostic tests.

Financial Information About Industry Segments

         A summary of net revenues from external customers, operating income
(loss), and total assets attributable to each of the Company's industry segments for the fiscal years ended June 30, 1999, 2000, and 2001 is incorporated herein by reference to Note 6 on pages 44-45, Note 6 on page 82, and Note 6 on pages 102-103 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

Narrative Description of Business

         Applied Biosystems Group

         Overview. Applied Biosystems is engaged principally in the development, manufacture, sale, and service of instrument systems and associated consumable products for life science research and related applications. Its products are used in various applications including the synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other biological molecules. The markets for Applied Biosystems' products span the spectrum of the life sciences industry and research community, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use Applied Biosystems' products.

         During the 2001 fiscal year, Applied Biosystems implemented an organizational realignment away from a business unit structure organized around specific technologies to a more integrated marketing and product development structure. Within this structure, Applied Biosystems' business organization is comprised of the following operating groups:

         o Applications and Products Group. Applied Biosystems' Applications and Products group has overall responsibility for all Applied Biosystems product lines. The Applications and Products group's marketing activities have been assigned within the group to an applications marketing unit, a platform marketing unit, a global service unit, and a brand marketing unit. The applications marketing unit has been established to focus on the following key product application areas which have been identified for product development: genomics, proteomics, high throughput screening, drug metabolism and pharmacokinetics, and applied genetic analysis in the areas of human identification, and environmental and food testing. The platform marketing unit has been established to focus on development of instrument platform products. The global service and solutions marketing group has been established to focus on Applied Biosystems' service business. And the brand marketing group is responsible for communication of the overall Applied Biosystems strategy.

                  The Applications and Products group also has responsibility for applications research and development. In addition to the four marketing units described above, a research and development unit formed within the Applications and Products group has responsibility for the development of application-specific products that are to be used on Applied Biosystems' instrument and reagent platforms. Examples of this type of product would include the commercialization of the content of the human genome into specific assays for genotyping, gene expression, DNA sequencing, protein expression, and biochemical screening of biological pathways.

         o Platform Products R&D Group. Applied Biosystems' Platform Products Research and Development group has overall responsibility for all platform research and development programs, including all instrument and software development projects. Platform instruments and software are developed by this group in collaboration with the Applications and Products group.

         o Global Operations Group. The Global Operations group is responsible for manufacturing, distribution, and quality control of all Applied Biosystems products. Applied Biosystems has sought to optimize manufacturing operations by establishing discreet units for instruments, consumables, and its specialized oligonucleotide factory.

         The operating activities of these groups are supported by a shared service organization responsible for the human resources, finance, sales, communications, legal, intellectual property, and advanced research functions. As a result of its new integrated marketing and product development structure, Applied Biosystems expects to be able to bring new products to market in a timely manner while maintaining the innovation and product quality that have helped to establish Applied Biosystems as a leading supplier of tools for life science research. In addition, Applied Biosystems believes this new structure enables enhanced operating efficiencies in its marketing and development activities and reduced administrative costs through cross-selling of products to the same customer base.

         In July 2001, the Company announced a collaboration among Celera Genomics, Applied Biosystems, and Celera Diagnostics for commercializing products derived from information obtained through analysis of variations in the human genome. The Company expects that these products will be based on the identification of variations in the sequence and expression of genes, and their association with disease and therapy. As part of this program, Celera Genomics plans to prioritize and resequence selected genes from 40 to 50 individuals, which the Company believes will reveal a larger number of single nucleotide polymorphisms ("SNPs") with health related implications than are currently available. SNPs are naturally occurring genetic variations within a genome that scientists believe can be correlated with susceptibility to disease, disease prognosis, drug efficiency, and drug toxicity. Celera Genomics intends to use this SNP data in its internal discovery efforts to improve the predictive efficacy and toxicity of drug candidates, and as the basis for additional collaborations. Celera Genomics may also incorporate the data from this program into its database offerings. It is expected that Applied Biosystems will use this information to develop new assays for the study of SNPs and other polymorphisms, and that

Celera Diagnostics will use this information in genotyping and gene expression studies ultimately aimed at identifying new diagnostic markers.

         Scientific Background. All living organisms contain four basic biomolecules: nucleic acids, which include DNA and RNA; proteins; carbohydrates; and lipids. Biomolecules are typically much larger and more complex than common molecules. These structural differences make the analysis of biomolecules significantly more complex than the analysis of smaller compounds. Although all of these biomolecules are critical for a cell to function normally, historically, key advances in therapeutics have come from an understanding of proteins or DNA. DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell, a process referred to as gene expression. DNA molecules consist of long chains of chemical subunits, called nucleotides. There are four nucleotides - adenine, cytosine, guanine, and thymine - often abbreviated with their first letters A, C, G, and T. DNA molecules consist of two long chains of nucleotides bound together to form a double helix. Genes are individual segments of these DNA molecules that carry the specific information necessary to construct particular proteins. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in an organism, called the genome, may contain a wide range of nucleotides, including as few as 4 million nucleotides in the case of simple bacteria and 3.1 billion base pairs of nucleotides in the case of human beings.

         Principally driven by the "biotechnology revolution," and the increasing focus on DNA, researchers are developing a better understanding of DNA's role in human disease. An increased appreciation of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the genes that make up the human genome. The Company believes the best scientific evidence to date indicates that the number of genes in the human genome is between 20,000 and 30,000, which is significantly less than had been previously thought.

         Individual research efforts in genetics generally fall into three broad categories: sequencing, genotyping, and gene expression. In sequencing procedures, the goal is to determine the exact order of the individual nucleotides in a DNA strand so that this information can be related to the genetic activity influenced by that piece of DNA. In genotyping, the goal is to determine a particular sequence variant of a gene and its particular association with an individual's DNA. This testing is not performed to determine the complete structure of the gene, but rather is performed to determine if the particular variant can be associated with a particular disease susceptibility or drug response. In gene expression studies, the goal is to determine whether a particular gene is expressed in a relevant biological tissue.

         As researchers learn more about DNA and genes, they are also developing a better understanding of the role of proteins in human disease through efforts in the field of proteomics, the study of proteins expressed, or encoded, by genes. Proteins are the products of genes and, after gene expression and modification, are believed to be the key drivers and mediators of cellular function and biological system activity. The understanding and treatment of disease today involves the study of genes and frequently involves the measurement of a drug's binding to specific proteins in the body.

         The Company believes that gene and protein research will increase as companies in the pharmaceutical and biotechnology industries seek to accelerate their drug discovery and development efforts. These efforts are expected to create a demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories. Applied Biosystems' products are designed to address this demand by combining the detection capabilities of bioanalytical instruments with advances in automation.

         Products for the Genomics Market. Customers in the genomics market need biosystems for the analysis of nucleic acids for basic research, pharmaceutical discovery, diagnostic development, and food and environmental testing. Applied Biosystems has developed technologies and products to support key applications in sequencing, genotyping, and gene expression studies. following is a description of Applied Biosystems' products for the genomics market:

         o PCR Products. Polymerase chain reaction ("PCR") is a process in which a short strand of DNA is copied multiple times, or "amplified," so that it can be more readily detected and analyzed. Applied Biosystems' PCR amplification instruments, known as thermal cyclers, include 24, 48, and 96 sample amplification systems, several combination thermal cyclers and PCR detection systems, reagents, and software. Applied Biosystems' dual 384-well sample thermal cycler supports all key applications in genetic analysis and fills a significant market need for laboratories conducting high volume genomic research.

                  The Sequence Detection Systems product line, introduced in 1996, uses TaqMan(R) chemistry, a unique PCR technology designed by the Roche Group and developed by Applied Biosystems. TaqMan(R) chemistry detects the product of PCR amplification and quantifies the initial sample during the thermal cycling process. This product line has been widely accepted in the pharmaceutical discovery research market. The 6700 Automated Nucleic Acid Workstation automates nucleic acid preparation, including sample filtration and purification, assay plate set-up, and plate scaling. This instrument is designed to substantially decrease the labor and cost involved in preparing DNA for analysis. The newly introduced ABI PRISM(R) 7900HT Sequence Detection System provides high throughput analysis of DNA for gene expression and genotyping studies. This is an automated analyzer that can process more than 300,000 samples in 24 hours for genotyping.

         o Genetic Analysis Products. Genetic analysis uses electrophoresis to separate DNA molecules based on their differing lengths and the resulting differences in the speeds at which they will pass through a separation medium. Applied Biosystems' genetic analysis products generally support both DNA sequencing and genotyping.

                  DNA sequencing is used to determine the exact order of nucleotides in a strand of DNA. Typically, fluorescent tags are used to generate labeled products, with each of the four different nucleotides labeled with a different color. The labeled fragments are run through an electrophoresis separation medium and detected.

                  DNA fragment analyzers are used to determine the size, quantity, or pattern of DNA fragments. Fragment analysis applications include: gene mapping; forensic typing using microsatellite markers; SNP analysis; gene expression analysis; and oligonucleotide ligation assays to detect known mutations.

                  Applied Biosystems' DNA sequencing products include a sequencer with 96 capillaries (Model 3700), a sequencer with 16 capillaries (Model 3100), a one capillary sequencer (Model
                  310), a slab-gel instrument expandable to 96 lanes

                  (Model 377), sequencing reagents, and analysis software. These products are used to sequence DNA to provide an understanding of human and other genomes and to analyze DNA fragments for various applications, including human disease research, food contamination, forensic analysis, genotyping, and gene expression studies.

                  The high throughput Model 3700 DNA Analyzer, which was introduced in the Company's 1999 fiscal year, is designed to enable applications requiring analysis of tens of thousands of samples produced weekly by combining proven capillary electrophoresis hardware and separation polymer chemistry with new detection technology and automation. This is an automated instrument which allows 24 hour unattended operation. The Model 3700 DNA Analyzer is the principal instrument used by Celera Genomics for sequencing. The Company believes the Model 3700 DNA Analyzer is also the principal instrument used by the Human Genome Project for its sequencing projects. The Model 3100, which was introduced in the Company's 2000 fiscal year and was designed for use by academic programs and commercial laboratories worldwide, incorporates the automated technology developed for these large-scale programs. Applied Biosystems' Model 3700 DNA Analyzer accounted for 10.5%, 14.5%, and 9.1% of the Company's consolidated revenues in fiscal years 1999, 2000, and 2001, respectively.

         o DNA Synthesis. DNA synthesizers produce synthetic polymers of DNA, called oligonucleotides, for genetic analysis. The synthetic DNA is an essential reagent for PCR and DNA sequencing and is also used in drug discovery applications. The needs of multiple markets are met with several models of synthesizers and supporting reagents marketed by Applied Biosystems. Applied Biosystems also provides custom synthesis, in which oligonucleotides are made to order and shipped to customers.

         o PNA. Applied Biosystems has a license, which is exclusive for certain applications, to manufacture and sell peptide nucleic acid ("PNA") for molecular biology research and various other applications. PNA resembles DNA in its chemical structure except that it has a neutral peptide-like "backbone," whereas DNA has a negatively charged sugar phosphate backbone. The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe, which is used to search for DNA and RNA sequences that are complementary to the probe.
                  PNA may be used in many areas, including basic research, pharmaceutical discovery, diagnostic development, and food and environmental testing.

         Products for the Proteomics Market. Customers in the proteomics market need biosystems for the analysis of proteins for discovery of drug targets, protein therapeutics, biomarkers, and diagnostics. Applied Biosystems has developed products for applications including purification, separation, and identification of proteins and characterization of protein structure and function. The following is a description of Applied Biosystems' products for the proteomics market:

         o Mass Spectrometry. Recently, mass spectrometry has become very useful for the analysis of large molecules of biological importance such as proteins. Analysis of proteins by mass spectrometry involves the creation of charged particles, or ions, from a protein sample followed by analysis of their mass to assist in characterizing the protein. In the past, mass spectrometry was not useful for this analysis because the classical methods for creating ions caused these complex molecules to disintegrate into many small pieces. This process resulted in the destruction of the information about the original large molecule. The mass separation component was also problematic because it was not possible to distinguish between large molecules of nearly the same mass. Applied Biosystems believes that its delayed extraction technology used in its Matrix-Assisted, Laser Desorption Ionization Time-of-flight ("MALDI-TOF") mass spectrometer overcomes those deficiencies for the analysis of proteins and many other large molecules of biological importance. This technology, along with planned future enhancements, is expected to satisfy market needs in the emerging field of proteomics, the study of proteins expressed by genes, by providing high throughput systems for the identification and characterization of proteins.

                  Since MALDI-TOF instruments are not directly coupled to separation devices, mixtures are often separated, purified, and collected before analysis. This process can be accomplished with Applied Biosystems' purification products such as the VISION(TM) Workstation, an integrated separation device which provides rapid separation of proteins or other large molecules.

         o Purification. Due to the emerging growth in the field of proteomics, Applied Biosystems believes that tens of thousands of proteins will be analyzed to determine if they may be used as drug targets or as therapeutics. Effective analysis of protein samples requires that they be purified. Applied Biosystems believes that its purification products in general can be incorporated readily into the development process of pharmaceutical products and offer productivity advantages, enabled by high throughput separation, over competitive product offerings.

                  Applied Biosystems' patented Perfusion Chromatography(R) technology uses proprietary flow-through particles and BioCad(R) Chromatography workstations to reduce the time necessary for the purification and analysis of biomolecules. This technology separates biomolecules 10 to 100 times faster than conventional liquid chromatography or high pressure liquid chromatography ("HPLC") without compromising resolution or capacity. Applied Biosystems' Vision(TM) Workstation is believed to be the first robotic-equipped HPLC platform introduced to the life science markets that allows for the separation of proteins followed by analysis of the fractions collected in an unattended operation. Together, the automated platform and flow-through particles are designed to increase throughput and efficiency for the purification of biomolecules.

         o Protein Sequencing and Synthesis. Protein sequencers provide information about the sequence of amino acids that make up a given protein by chemically disassembling the protein and analyzing the amino acids. The Procise(R) Protein Sequencing system uses Edman protein sequencing chemistry to sequence a peptide (a short sequence of amino acids, the building blocks of proteins), one amino acid at a time, and in turn to identify or characterize the protein that contains the peptide.

                  Synthetically produced peptides are used in understanding antibody reactions and as potential drugs or drug analogs. Applied Biosystems' Pioneer(TM) and 433A Peptide Synthesis systems are designed for the high throughput and quality synthesis of peptides, peptide analogs, and small proteins. Applied Biosystems also manufactures and sells proprietary synthesis reagents and fine chemicals for use with these and other products.

         High Throughput Screening Products. High throughput screening systems are important in pharmaceutical development and life sciences research in applications where large volumes of clinical samples need to be analyzed. The following is a description of Applied Biosystems' high throughput screening products:

         o Cell Based Detection Systems. Through its strategic alliance with Becton, Dickinson and Company, Applied Biosystems has co-developed a fluorometric microvolume assay technology system ("FMAT"). This instrument system uses proprietary scanning technology to rapidly detect and measure fluorescence associated with objects as small as a single cell. This system was designed to satisfy market needs in pharmaceutical development for a cell-based, high throughput screening system.

         o Chemiluminescence Products. Applied Biosystems' high throughput screening products include reagents and chemiluminescent plate readers that measure light emitted by a sample. Chemiluminescence is the conversion of chemical energy stored within a molecule into light. Chemiluminescent substrates are substances that emit light in the presence of another target substance that is tagged, or chemically linked, with an enzyme. Chemiluminescent technology is used in life science research and commercial applications including drug discovery and development, clinical diagnostics, gene function study, molecular biology, and immunology research. Applied Biosystems also licenses its technology to companies selling bioanalytical and clinical diagnostic tests.

         o Drug Discovery Services. Applied Biosystems also operates a facility devoted to drug discovery services for the pharmaceutical, biotechnology, and agricultural markets. The services offered by this facility include custom assay development using proprietary technologies and high throughput drug screening with a capacity of approximately 100,000 to 400,000 tests per day.

         Products for the Drug Metabolism and Pharmacokinetics Market. Applied Biosystems' mass spectrometry products can be used for the analysis of not only large molecules such as proteins but also small molecules, including those that might be used as drugs. Mass spectrometry instruments are especially important for pharmacokinetics, the measurement of drugs and their metabolites, which are compounds resulting from the body's acting upon the drug, in bodily fluids such as blood or urine. This information is required by the U.S. Food and Drug Administration and other regulatory agencies for the approval of drugs. This application is very demanding because the amounts of the drugs and their metabolites are very low and the mixtures are very complex. In order to analyze this mixture, scientists use LC/MS/MS systems, which consist of HPLC devices which separate the components of the mixture, usually an extract of blood or urine, and which are coupled directly to tandem mass spectrometry systems. For this application, it is important to achieve as much sensitivity and specificity as possible. This can be done with components which have been developed and refined by Applied Biosystems/MDS SCIEX Instruments (formerly Perkin-Elmer/SCIEX Instruments and PE SCIEX Instruments), a joint venture between the Company and MDS Inc. of Canada (formerly MDS Health Group Limited of Canada) through which the Company manufactures and sells certain of its mass spectrometry instrument systems. Applied Biosystems/MDS SCIEX Instruments has developed the MS/MS (tandem mass spectrometry) technologies which create the sensitivity and specificity required for this demanding application. Under the terms of the joint venture agreement with MDS Inc., Applied Biosystems has the exclusive worldwide distribution rights to the LC/MS systems (liquid chromatography devices coupled with mass spectrometry devices) manufactured for the joint venture by the MDS SCIEX Division of MDS Inc. for the analytical instruments market.

         Applied Genetic Analysis Products. Applied Biosystems has developed, and expects to continue to develop, products and services specially designed for specific markets, with a focus in the areas of human identification (mainly forensics), environmental, and food testing.

         For example, Applied Biosystems is developing technologies for bacterial and fungal detection, characterization, and identification. It has developed the MicroSeq 16S rDNA Bacterial Sequencing Kit to accurately identify microorganisms. TaqMan(R) Pathogen Detection Kits relying on Sequence Detection Systems instrument platforms are under development. These kits are being developed to rapidly detect bacterial contamination and to detect and analyze genetically modified organisms in foods.

         Also, Applied Biosystems develops systems that are used by crime laboratories and other agencies to identify individuals based on their DNA. Applied Biosystems believes these systems are most often used in cases of violent crime where DNA found at the crime scene is matched with DNA from suspects. The use of DNA in some criminal investigations may help solve the crimes and may reduce the cost of the investigation, and the Company believes there is a growing recognition of the validity of the use of DNA testing and DNA databases for this purpose. The systems are also used in the identification of human remains at disaster sites.

         Marketing and Distribution. The markets for Applied Biosystems' products and services span the spectrum of the life sciences industry, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use Applied Biosystems' products. Each of these markets has unique requirements and expectations that Applied Biosystems seeks to address in its product offerings. Applied Biosystems' customers are continually searching for processes and systems that can perform tests faster, more efficiently, and at lower costs. Applied Biosystems believes that its focus on automated and high throughput systems enables it to respond to this need.

         The size and growth of Applied Biosystems' markets are influenced by a number of factors, including:

         o        technological innovation in bioanalytical practice;

         o government funding for basic and disease-related research, such as in heart disease, AIDS, and cancer;

         o        application of biotechnology to basic agricultural processes;

         o increased awareness of biological contamination in food and the environment; and

         o research and development spending by biotechnology and pharmaceutical companies.

         In the United States, Applied Biosystems markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside of the United States are generally made by Applied Biosystems' foreign-based sales and service staff, but are also made directly from the United States to foreign customers in some cases. In some foreign countries, sales are made through various representative and distributorship arrangements. Applied Biosystems owns or leases sales and service offices in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Applied Biosystems' products are distributed through retail outlets.

         Raw Materials. There are no specialized raw materials that are particularly essential to the operation of Applied Biosystems' business. Applied Biosystems' manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Applied Biosystems has multiple commercial sources for most components and supplies, but it is dependent on single sources for a limited number of such items, in which case Applied Biosystems normally secures long-term supply contracts. In some cases, if a supplier discontinues a product, it could temporarily interrupt the business of Applied Biosystems.

         Patents, Licenses, and Franchises. Applied Biosystems' products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems, and others are owned by third parties and used by Applied Biosystems under license. Applied Biosystems has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated into Applied Biosystems' products or that fall within its fields of interest. Applied Biosystems' business depends on its ability to continue developing new technologies which can be patented, or licensing new technologies from third parties that own patents in such technologies. The rights that Applied Biosystems considers important to its current business include the following:

         o Applied Biosystems has rights to PCR technology under a series of agreements with the Roche Group, which owns the patents covering the PCR process. The first of these patents expires in 2004. In July 2000, Applied Biosystems and the Roche Group agreed to expand the markets each company serves with products incorporating PCR. This new arrangement will allow both companies to develop and market products for all potential uses of PCR. Additionally, Applied Biosystems will continue to distribute products the Roche Group manufactures for research and non-diagnostic applications.

         o Applied Biosystems also licenses rights under certain patents assigned to the California Institute of Technology relating to DNA sequencing. These patents expire between 2006 and 2015.

         o Applied Biosystems also licenses rights under certain patents assigned to the University of Colorado relating to oligonucleotide synthesis. These patents will expire through 2007.

         From time to time, Applied Biosystems has asserted that various competitors and others are infringing its patents; and similarly, from time to time, others have asserted that Applied Biosystems was or is infringing patents owned by them. (See Item 3, Legal Proceedings, on pages 25 and 26 of this Annual Report on Form 10-K). These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to Applied Biosystems. However, the Company cannot make any assurances as to the outcome of any pending or future claims.

         Applied Biosystems has established a licensing program that provides industry access to certain of its intellectual property.

         Backlog. Applied Biosystems' total recorded backlog at June 30, 2000 was $220.9 million, which included $25.8 million of orders from Celera Genomics. Applied Biosystems' total recorded backlog at June 30, 2001 was $202.3 million, which included $5.0 million of orders from Celera Genomics. It is Applied Biosystems' general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2002.

         Competition. The markets in which Applied Biosystems operates are highly competitive and are characterized by the application of advanced technology. A number of Applied Biosystems' competitors are well known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which Applied Biosystems is engaged.

         Applied Biosystems' principal competition comes from specialized manufacturers that have strengths in narrow segments of the life science markets. Applied Biosystems competes principally in terms of the breadth and quality of its product offerings, and its service and distribution capabilities. While the absence of reliable statistics makes it difficult to determine Applied Biosystems' relative market position in its industry segment, Applied Biosystems believes it is one of the principal suppliers in its fields, marketing a broad line of instruments and life science systems.

         Research, Development, and Engineering. Applied Biosystems is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. Research, development, and engineering expenditures for Applied Biosystems totaled $143.6 million in fiscal 1999, $150.6 million in fiscal 2000, and $196.8 million in fiscal 2001. The Company spent $184.6 million in fiscal 1999, $265.0 million in fiscal 2000, and $324.5 million in fiscal 2001 on Company-sponsored research, development, and engineering activities.

         Applied Biosystems' new products generally originate from four sources: internal research and development programs; external collaborative efforts with technology companies and individuals in academic institutions; devices or techniques that are generated in customers' laboratories; and business and technology acquisitions.

         Research and development projects at Applied Biosystems include: the development of improved electrophoresis techniques for DNA analysis; real-time PCR for nucleic acid quantification; innovative approaches to cellular analysis; sample preparation; information technologies; and mass spectrometry.

         Environmental Matters. Applied Biosystems is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where Applied Biosystems operates or maintains facilities. Applied Biosystems does not believe that any liability arising under, or compliance with, environmental laws or regulations will have a material effect on its business, and no material capital expenditures are expected for environmental control.

         Celera Genomics Group

         Overview. Celera Genomics is engaged principally in integrating high throughput technologies to create therapeutic discovery and development capabilities for internal use and for its customers and collaborators. Celera Genomics' businesses are its online information business and its therapeutics discovery business. The online information business is a leading provider of genomic and related biological and medical information. Pharmaceutical, biotechnology, and academic customers use this information, along with customized information technology solutions provided by Celera Genomics, to enhance their capabilities in the fields of life science research and pharmaceutical and diagnostic discovery and development. Celera Genomics recently expanded its focus to include therapeutic discovery and development. Celera Genomics intends to leverage its capabilities in genomics, proteomics, and bioinformatics, both in internal programs and through collaborations, to identify drug targets and diagnostic markers, and to discover and develop novel therapeutic candidates. Initially, Celera Genomics intends to focus its therapeutic discovery efforts in the field of oncology. In June 2001, Celera Genomics announced the signing of a definitive merger agreement with Axys, a small molecule drug discovery and development company. Celera Genomics believes that Axys' medicinal and structural chemistry and biology capabilities will accelerate the development of its therapeutic discovery business.

         The Company and Dr. J. Craig Venter, a leading genomic scientist and founder of The Institute for Genomic Research ("TIGR"), formed the Celera Genomics business for the purpose of generating and commercializing genomic, proteomic, and related biological and medical information to accelerate the understanding of biological processes and to assist pharmaceutical, biotechnology, and life science research entities in areas of research including:

         o        new drugs and improved drug development processes;

         o novel genes and factors that regulate and control gene expression;

         o        understanding basic biological processes;

         o interrelationships between genetic variability, disease, and drug response; and

         o        personalized health/medicine.

         A key component of Celera Genomics' business strategy is the development and sale of its Celera Discovery System(TM). The Celera Discovery System is an online information and discovery system through which users can access Celera Genomics' genomic and related biological and medical information. Celera Genomics continues to expand the content and functionality of this integrated information and discovery system, which Celera Genomics believes includes the most comprehensive and integrated databases of genomic and related biological and medical information currently available. The Celera Discovery System contains proprietary information from both Celera Genomics and external sources, as well as publicly available data. Also, Celera Genomics has developed, and expects to continue developing, software tools that enable users to view, browse, and analyze data available through the Celera Discovery System in an integrated way to facilitate the drug discovery process.

         Celera Genomics supplements human genome sequence data with other information to increase the value of its Celera Discovery System. This additional information includes annotation, comparative genomic information, and associated tissue-specific gene and protein expression profiles from human and other model organisms. Comparative genomic information from model organisms, such as Drosophila (fruit fly) and mouse, are often used as a mechanism to better analyze specific areas of the genome and develop an understanding of the interrelationships of the genetic code to disease and drug response. This information, which facilitates a better understanding of how genes are controlled by regulatory elements, is expected to have significant implications for therapeutic discovery and development.

         Celera Genomics anticipates that its Celera Discovery System will continue to be a resource for a wide range of customers, including companies in the pharmaceutical and biotechnology industries, academic and research institutions, and ultimately physicians and individuals. In addition, Celera Genomics expects that the Celera Discovery System will be used internally for, and will have a significant role in, Celera Genomics' therapeutic discovery programs.

         Scientific progress to date/publication of data. In June 2000, Celera Genomics and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, Celera Genomics announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and placed or positioned on each chromosome within the genome. Celera Genomics' first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. Celera Genomics will continue to update its assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process whereby genes, sequences of DNA that encode proteins, and their structures, features, protein expression, and predicted function, are identified and recorded.

         In sequencing and assembling the human and mouse genomes, Celera Genomics used an advanced strategy known as "shotgun sequencing." This technique uses a combination of Applied Biosystems' high throughput sequencing equipment to sequence DNA fragments and powerful computers and proprietary software algorithms to assemble them. This is the same technique Celera Genomics used to sequence and assemble the Drosophila genome in cooperation with the Berkeley Drosophila Genome Project, Celera Genomics' first sequencing project. Celera Genomics has used a combination of public and proprietary data to build the assembled human genome. To build the assembled mouse genome, Celera Genomics used its own proprietary data. Celera Genomics' customers continue to receive updated versions of these assembled genomes.

         Celera Genomics believes that its shotgun sequencing strategy has accelerated the generation of genomic information and the discovery of new genes. This information includes rarely expressed genes, predicted proteins, and other factors, such as regulatory regions, that control gene expression. This data forms the basis of Celera Genomics' human genome database. Information from this database is available to Celera Genomics' customers through the Celera Discovery System.

         Celera Genomics released a detailed ordered consensus human genome assembly in the journal Science in February 2001. Celera Genomics makes this information available to non-commercial entities in a searchable format via its web site. Celera Genomics believes that this disclosure policy will establish Celera Genomics' data as the genome reference standard and will encourage researchers to use its data and ultimately become customers of Celera Genomics. However, Celera Genomics' disclosure policies are and will continue to be affected by, among other things, the evolution of intellectual property law and Celera Genomics' assessment of the likelihood that other commercial organizations may seek to obtain Celera Genomics' data and resell it to their own customers in competition with Celera Genomics. Celera Genomics believes that current efforts by some companies to obtain data made publicly available for the purpose of private resale may continue, and that the need to protect the value of its information while carrying out its intention to share this data with the research community will affect its data disclosure strategy.

         Commercial Applications. Celera Genomics expects that the use of the information it develops and the discoveries it makes will help transform life sciences research by increasing the understanding of biological processes, thus enabling scientists to accelerate the discovery and development process. Celera Genomics also believes that the information it develops will ultimately facilitate the development of individual genetic profiles that will be used for personal health planning by the medical market. The commercial markets that Celera Genomics believes will benefit from its information include pharmaceutical drug discovery and development, medical, and consumer markets.

         Celera Genomics expects that its revenue sources for the foreseeable future will come from selling access to its information through subscriptions, genomic services, and research and development collaborations. The structure of customer subscriptions, including the databases to be offered, functionality of the system, the access fees to be charged, the intellectual property terms, and the nature of any services provided to customers, will vary according to customer requirements and are expected to change over time.

         Online Information Business and Related Products and Services. The Celera Discovery System is the primary platform for Celera Genomics' online information business. The Celera Discovery System is an online information and discovery system through which users can access Celera Genomics' genomic and related biological and medical information. Through the Celera Discovery System, customers have access, on a subscription basis, to extensive integrated genomic information systems, including proprietary, public, and third party annotations; polymorphism information; comparative genomics information; protein information; and search tools and algorithms. Customers can subscribe to all of the Celera Discovery System's databases and tools on a bundled basis, or can purchase access to a selection of features. In addition, subscribers to Celera Genomics' database offerings may choose forms of data access and delivery other than through the Celera Discovery System.

         The Celera Discovery System provides a bioinformatics infrastructure designed to enable and support discovery research. Bioinformatics refers to information technology designed for the management, processing, analysis, storage, and visualization of large quantities of genomic and related information. Celera Genomics' bioinformatics infrastructure includes software tools that enable users to view, browse, and analyze data available through the Celera Discovery System. In addition, users can integrate the Celera Discovery System into their existing software infrastructure. Also, subscribers to the Celera Discovery System can purchase bioinformatics and related information technology services, such as data hosting, custom analysis applications services, and data integration.

         All of the information contained in the Celera Discovery System is integrated through Celera Genomics' bioinformatics infrastructure to enable analysis across data sets and facilitate users' discovery efforts. Users access the data using a bioinformatics system that includes a graphical user interface which enables viewing of data. The Celera Discovery System currently includes the following databases:

         o Genome Reference Database. Celera Genomics' Genome Reference Database includes Celera Genomics' assembled and annotated human, mouse, and Drosophila genomes, as well as genomic and related data from a variety of sources available to the public. In addition, the Celera Discovery System enables users to integrate their own data with these data sets. The Celera Discovery System provides pre-computed relationships among the data sets integrated into the Genome Reference Database, and contains computational tools designed to facilitate the viewing and analysis of gene structure, function, and role, and protein classifications.

         o SNP Reference Database. Celera Genomics' SNP Reference Database identifies over 3.5 million single nucleotide polymorphism, or SNP, sites within the human genome. SNPs are naturally occurring genetic variations within a genome that scientists believe can be correlated with susceptibility to disease, disease prognosis, drug efficiency, and drug toxicity. In addition to the basic SNP data, this database includes related content such as the identification of haplotypes, which are sets of SNPs which relate to specific diseases or other conditions, and is integrated with Celera Genomics' annotation of the human genome.

         Celera Genomics expects to expand the Celera Discovery System to include comparative genomics tools. Comparative genomics involves the study of genes of model organisms such as Drosophila (fruit fly) and mouse that correspond to human genes in order to better analyze specific areas of the genome and develop an understanding of interrelationships of the genetic code to disease and drug response. The comparative genomics tools that Celera Genomics is developing are expected to enable users to identify corresponding genes in available genomes, facilitate validation of targets in model organisms, and extend gene function predictions across species. Celera Genomic believes that this type of information will facilitate a better understanding of how genes are controlled by regulatory elements and will have significant implications for therapeutic discovery and development.

         Celera Genomics also expects to expand the Celera Discovery System to include gene expression data and tools. Gene expression is the process by which proteins are made from the instructions encoded in DNA. Celera Genomics plans to enhance the Celera Discovery System to include tools to map customer and public gene expression data, to integrate the Celera Discovery System with third party gene expression tools, and to integrate gene expression data with Celera Genomics classification systems. Celera Genomics may also add other product offerings to the Celera Discovery System in the future, such as literature annotation, protein function, and protein structure products.

         In addition to the products and services incorporated into the Celera Discovery System, Celera Genomics provides collaborative products and services customized to the individual needs of customers. Celera Genomics believes that the infrastructure it has built in developing its online information business, including its staff, technology, integrated information systems, and strategic relationships, can be applied to the individual needs of its customers. These additional products and services may include: licensing of proprietary intellectual property rights from its own discovery efforts; collaborative research and development endeavors; genome services such as sequencing and assembly of genomes and genotyping services, (i.e., the detection and analysis of individual genome profiles); and the provision of customized bioinformatics tools and computer processing capacity.

         In July 2001, the Company announced a collaboration among Celera Genomics, Applied Biosystems, and Celera Diagnostics for commercializing products derived from information obtained through analysis of variations in the human genome. The Company expects that these products will be based on the identification of variations in the sequence and expression of genes, and their association with disease and therapy. As part of this program, Celera Genomics plans to prioritize and resequence selected genes from 40 to 50 individuals, which the Company believes will reveal a larger number of SNPs with health related implications than are currently available. Celera Genomics intends to use this SNP data in its internal discovery efforts to improve the predictive efficacy and toxicity of drug candidates, and as the basis for additional collaborations. Celera Genomics may also incorporate the data from this program into its database offerings. It is expected that Applied Biosystems will use this information to develop new assays for the study of SNPs and other polymorphisms, and that Celera Diagnostics will use this information in genotyping and gene expression studies ultimately aimed at identifying new diagnostic markers.

         Celera Therapeutics. Celera Genomics has recently expanded its focus to include therapeutic discovery and development. Celera Genomics intends to leverage its capabilities in genomics, proteomics, and bioinformatics to identify therapeutic targets and diagnostic markers, and to discover and develop novel therapeutic candidates. Initially, Celera Genomics intends to focus its efforts in the field of oncology and has launched programs in pancreatic and lung cancer, and expects to expand into other areas as its business and discovery infrastructure develops. Celera Genomics intends to pursue both small molecule and biologic therapeutics. Small molecule therapeutics are low molecular weight synthetic pharmaceuticals, whereas biologic therapeutics are generally large molecular weight protein-based biological compounds, typically antibodies, vaccines, and replacement proteins. Celera Genomics plans to commercialize discoveries, either at the target or therapeutic level, through internal product development, collaboration, or licensing of intellectual property.

         Celera Genomics expects its scientific approach in therapeutic discovery to be as follows:

         o Target and Marker Identification. Celera Genomics expects that its discovery program will use high throughput proteomics to identify proteins which are associated with the onset or progression of disease, and which may therefore represent potential diagnostic markers or points of therapeutic intervention. In fiscal 2001, Celera Genomics commenced construction of a proteomics facility to house the high throughput proteomics technology that Celera Genomics will need for these studies. Celera Genomics is currently scaling up the operations of the proteomics facility, which is expected to become fully operational during the Company's 2002 fiscal year.

                  Celera Genomics plans to evaluate differential protein patterns in biological samples from both healthy and diseased individuals. Celera Genomics expects to evaluate sera samples, which are readily available, as well as tissue samples. Celera Genomics has designed advanced methods to fractionate cellular and subcellular components of biological samples and to capture from these components proteins belonging to druggable target classes. Druggable target classes are related proteins which in the past have been successfully used as points of therapeutic intervention. Celera Genomics intends to use advanced chromatography and mass spectrometer systems that are amenable to high throughput quantitation and identification of proteins. Celera Genomics expects that information derived from these protein studies can then be matched with values calculated from protein sequence translations of Celera Genomics' assembled human and mouse genomes using Celera Genomics' proprietary software and algorithms designed for that purpose.

                  As a complementary approach to the methods described above, Celera Genomics intends to also use a gene based approach to target and marker identification. This approach uses genomics and bioinformatics capabilities to identify novel genes. As these novel genes are identified, Celera Genomics intends to establish the priorities of these genes or their gene products as targets based on the families of proteins they encode, the association of the expression of these genes with specific diseases, and the functional importance of the genes' products to cells.

         o Target and Marker Validation. Celera Genomics expects to use a variety of methodologies to validate targets. Celera Genomics intends to use immunohistochemistry (tissue and cellular localization of proteins using antibody reagents) to refine its understanding of therapeutic targets of interest and, for example, to identify expression profiles that would support or preclude meaningful progression of the drug targets. For targets of interest, Celera Genomics intends to carry out assays to determine the relevance of those targets across a broad range of tissues and diseases. In the same manner, Celera Genomics intends to use antibody assays to identify proteins in fluids to refine its understanding of markers through examination of expression profiles in a range of patient samples, primarily bodily fluids, to support or preclude meaningful progression of the markers. Celera Genomics has obtained and expects to continue accessing further validation capabilities through collaborations. For example, in calendar 2001, Celera Genomics entered into collaborations with Isis Pharmaceuticals, Inc. to access its antisense technology and SomaLogic, Inc. to access its aptamer technology.

         In June 2001, Celera Genomics announced the signing of a definitive agreement for the acquisition of Axys, a small molecule drug discovery and development company. The closing of this transaction is expected to occur in the fourth quarter of calendar 2001. Celera Genomics believes that if this acquisition is completed, Axys' medicinal and structural chemistry and biology capabilities will accelerate the development of its therapeutic discovery business for the following reasons:

         o Axys' medicinal chemistry and biology capabilities are expected to provide additional capabilities for in-vivo and in-vitro target validation, as well as chemistry based validation through hit-based functionation, the identification of function through interaction with molecules of known biological activity.

         o Also, Celera Genomics expects to benefit from Axys' expertise in the fields of small molecule structure based drug design, medicinal and combinatorial chemistry, and pharmacokinetic and safety evaluation. Axys has developed a general expertise in proteases, a known druggable class of proteins.

         o Axys has existing preclinical programs, including a program directed at the treatment of osteoporosis in collaboration with Merck & Co., a program directed at the treatment of rheumatoid arthritis and atherosclerosis in collaboration with Aventis Pharmaceuticals Products, Inc., and a program directed at the treatment of asthma in collaboration with Bayer A.G.

         Celera Genomics believes that it is uniquely positioned to build a therapeutics discovery and development business by combining its existing genomics capabilities with its developing proteomics capabilities and, if the Axys acquisition is completed, with Axys' medicinal and structural chemistry and biology capabilities. In addition, Celera Genomics believes that its bioinformatics infrastructure will contribute to the development of this business by accelerating the therapeutic discovery process through, for example, computer-based experimentation and improved decision support. Celera Genomics expects that the combination of its large scale computing infrastructure with the development of proprietary algorithms will facilitate the extraction of data from proteomics experiments and the integration of this data with genome, gene expression, and protein characterization information, scientific literature, and the patent status of possible targets.

         Raw Materials. Celera Genomics' operations require a variety of raw materials, such as chemical and biochemical materials and other supplies, some of which are occasionally found to be in short supply. Celera Genomics depends on Applied Biosystems for several critical materials, including reagents and capillary arrays, required for sequencing. For certain of these materials, Applied Biosystems is the sole supplier, and for other materials Celera Genomics believes that Applied Biosystems provides the highest quality materials available. Any interruption in the availability of these materials could adversely affect and, in some cases, shut down sequencing operations.

         Patents, Licenses, Franchises and other Intellectual Property. Through its internal research programs and collaborative programs, Celera Genomics anticipates that it will develop an increasing portfolio of intellectual property. Celera Genomics may use this intellectual property in its internal development programs or may license such intellectual property to third party collaborators or customers for some combination of license fees, milestone payments, and royalty payments.

         Celera Genomics' business and competitive position are dependent, in part, on its ability to protect its database information, its proprietary gene sequence methods, its software technology, the novel genes and proteins it identifies, and any therapeutic or diagnostic discoveries it makes using a variety of intellectual property mechanisms. Celera Genomics' commercial success will be affected by, but is not directly dependent on, the ability to obtain patent protection on genes, polymorphisms, proteins, disease associations, therapeutic agents, and diagnostic agents discovered by it and/or by Celera Genomics' customers on their own behalf and by collaborators. Celera Genomics has sought and plans to continue seeking intellectual property protection, including copyright protection, for the Celera Discovery System, including its content, and the software and methods it creates to manage, store, analyze, and search novel information.

         Celera Genomics has also sought and expects to continue seeking patent protection for inventions relating to gene, protein, therapeutic, and diagnostic discoveries. Celera Genomics' current plan is to apply for patent protection upon the identification of novel genes, proteins, and their biological function or utility, as well as therapeutic and diagnostic agents it discovers or develops. Although obtaining patent protection based on genes and proteins might enhance Celera Genomics' business, Celera Genomics does not believe that its commercial success will be materially dependent on its ability to do so. However, if Celera Genomics does not receive patents for therapeutic and diagnostic discoveries it makes in the future, if any, the failure to obtain such patents could adversely affect the commercial value of such discoveries. Currently, Celera Genomics has patent applications directed to gene, protein, therapeutic, and diagnostic discoveries that are pending in the United States and in foreign jurisdictions and has received one issued United States patent.

         Celera Genomics has in the past used and expects to continue using a combination of strategies to protect its intellectual property assets involving gene discoveries, proteomics discoveries, SNP discoveries, the underlying validation, and functional characteristics of these genes, proteins, and SNPs, as well as any therapeutic or diagnostic agents it discovers. In addition to seeking patent protection, Celera Genomics may rely on trade secret laws or confidentiality protections for these discoveries. Celera Genomics recognizes that many of the intellectual property laws are directly suitable for application to such discoveries while other protections may not be available or extend to cover genomic and/or proteomic-based discoveries.

         During the sequencing and early assembly phases of the human genome, Celera Genomics maintained proprietary protection of its genome assembly and SNP discoveries using a combination of confidential treatment of, and control of access to, the information, as well as by seeking patent protection where appropriate. During later stages of assembly and gene annotation, Celera Genomics has sought and expects to continue seeking broader patent protections of its discoveries. Such an approach will be utilized to establish commercial applications and patentable utility for such SNP discoveries.

         The granting of patents on genomic and proteomic based discoveries as well as patents to therapeutic and diagnostic agents is uncertain worldwide and is currently under review and revision in many countries. Moreover, publication of information concerning partial gene sequences prior to the time that Celera Genomics applies for patent protection based on the full-length gene sequences or different partial gene sequences in the same gene may affect Celera Genomics' ability to obtain patent protection. Certain court decisions suggest that disclosure to the applicable agency of a partial sequence may not be sufficient to support the patentability of a full-length sequence and that patent claims to a partial sequence may not cover a full-length sequence inclusive of that partial sequence. Currently, the United States Patent and Trademark Office requires an adequate disclosure of a specific and substantial utility, such as gene function, in order to support the patentability of a gene sequence.

         In January 1997, TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences assembled from expressed sequence tags available in publicly accessible databases or sequenced at TIGR. The National Human Genome Research Institute also plans to release sequence information to the public. These disclosures might limit the scope of Celera Genomics' claims or make subsequent discoveries related to full-length genes unpatentable. While Celera Genomics believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes, there can be no assurances that this publication has not affected and will not affect the ability to obtain patent protection.

         In February 2001, Celera Genomics disclosed an assembly of the human genome and gene/protein annotations in a publicly accessible database at Celera Genomics. The Federally funded Human Genome Project also released a human genome sequence assembly to the public on this date. These disclosures might limit the scope of Celera Genomics' claims or make subsequent discoveries related to full-length genes and proteins unpatentable. While Celera Genomics believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes and proteins, there can be no assurances that this publication has not affected and will not affect the ability to obtain patent protection.

         Celera Genomics also cannot ensure that any changes to, or interpretations of, the patent laws will not adversely affect its patent position. Celera Genomics anticipates that there may be significant litigation regarding genomic patent and other intellectual property rights. If Celera Genomics becomes involved in such litigation, it could consume a substantial portion of Celera Genomics' resources, and Celera Genomics may not ultimately prevail. If Celera Genomics does not prevail in a patent litigation dispute, it may be required to pay damages or royalties or to take measures to avoid any future infringement, or Celera Genomics may not be able to stop a competitor from making, using, or selling similar products or technology.

         Celera Genomics also intends to rely on trade secret protection for its confidential and proprietary information. Celera Genomics believes it has developed proprietary procedures for sequencing and analyzing genes and for assembling the genes in their naturally occurring order. In addition, Celera Genomics believes it has developed novel methods for searching and identifying particularly important regions of genetic information or whole genes of interest. Celera Genomics currently protects these methods and procedures as trade secrets and has sought patent protection for some of the proprietary methods although no such patents have yet been issued.

         Celera Genomics has taken security measures to protect its databases, including entering into confidentiality agreements with employees and academic collaborators who are provided or have access to confidential or proprietary information. Celera Genomics continues to explore ways to further enhance the security for its data, including copyright protection for its databases.

         Backlog. Celera Genomics' total recorded backlog at June 30, 2000 was $24.3 million. Celera Genomics' total recorded backlog at June 30, 2001 was $66.1 million. It is Celera Genomics' general policy to include in backlog only purchase orders that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2002.

         Competition. There is intense competition among entities attempting to interpret segments of the human genome and identify genes associated with specific diseases and develop products, services and intellectual property based on these discoveries. Celera Genomics faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly-funded agencies, both in the United States and abroad. A number of companies, other institutions, and government-financed entities are engaged in gene and protein analysis, and some of them are developing databases containing gene, protein, and related biological information and are marketing or plan to market their data to pharmaceutical and biotechnology companies and academic and research institutions.

         Additional competitors may attempt to establish databases containing genomic and related information in the future which are similar to or competitive with Celera Genomics' databases. In addition, some pharmaceutical and biotechnology companies may choose to develop or acquire competing technologies to meet their needs rather than purchase products or services from Celera Genomics. Celera Genomics has licensed some of its key technology on a non-exclusive basis from third parties and therefore this technology may be available for license by competitors of Celera Genomics or pharmaceutical or biotechnology companies seeking to develop their own databases for their own use. Also, a customer may use Celera Genomics' services to develop products that compete with products separately developed by Celera Genomics or its other customers. Finally, new technologies that improve the gene and protein analysis and discovery process may emerge over time and could compete with those being developed by Celera Genomics or otherwise affect its business strategy.

         Celera Genomics believes that the competitive position of its online database business is dependent on the features and ease of use of the Celera Discovery System and the scope, quality, and pricing (and perceived quality and value) of the databases and services available through the Celera Discovery System. Celera Genomics believes that the competitive position of the therapeutics discovery business will depend upon the discoveries it makes, if any, and the development of effective therapeutic agents based on those discoveries.

         Research and Development. Celera Genomics is actively engaged in basic and applied research and development programs designed to develop new products. Research and development expenditures for Celera Genomics totaled $43.7 million in fiscal 1999, $148.6 million in fiscal 2000, and $164.7 million in fiscal 2001. The Company spent $184.6 million in fiscal 1999, $265.0 million in fiscal 2000, and $324.5 million in fiscal 2001 on Company-sponsored research, development, and engineering activities.

         Celera Genomics' new products are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

         Environmental Matters. Celera Genomics is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where Celera Genomics operates or maintains facilities. Celera Genomics does not believe that any liability arising under, or compliance with, environmental laws or regulations will have a material effect on its business, and no material capital expenditures are expected for environmental control.

         Celera Diagnostics Joint Venture

         In November 2000, the Company announced a major initiative in the field of diagnostics and the appointment of Kathy Ordonez, formerly president of Roche Molecular Systems, to lead this initiative. In April 2001, the Company formed Celera Diagnostics, a joint venture between Applied Biosystems and Celera Genomics to be headed by Ms. Ordonez as its President, to pursue this initiative. Celera Diagnostics is in the early stages of developing its strategy and building its resources, but the Company expects that it will be focused on the discovery, development, and commercialization of novel diagnostic tests. The Company believes that Celera Diagnostics will be uniquely positioned to contribute to the future of diagnostic medicine by leveraging the instrument and technology expertise of Applied Biosystems with the discovery and informatics capabilities of Celera Genomics.

         In addition, in July 2001, the Company announced a collaboration among Celera Genomics, Applied Biosystems, and Celera Diagnostics for commercializing products derived from information obtained through analysis of variations in the human genome. The Company expects that these products will be based on the identification of variations in the sequence and expression of genes, and their association with disease and therapy. As part of this program, Celera Genomics plans to prioritize and resequence selected genes from 40 to 50 individuals, which the Company believes will reveal a larger number of SNPs with health related implications than are currently available. Celera Genomics intends to use this SNP data in its internal discovery efforts to improve the predictive efficacy and toxicity of drug candidates, and as the basis for additional collaborations. Celera Genomics may also incorporate the data from this program into its database offerings. It is expected that Applied Biosystems will use this information to develop new assays for the study of SNPs and other polymorphisms, and that Celera Diagnostics will use this information in genotyping and gene expression studies ultimately aimed at identifying new diagnostic markers.

         Employees

         As of June 30, 2001, the Company had approximately 5,544 employees allocated as follows:

                   Business/Function                               Number
                   -----------------                               ------

               Applied Biosystems Group                             4,524

               Celera Genomics Group                                  817

               Celera Diagnostics                                      49

               Corporate Staff                                        154

         The Company's corporate staff provides accounting, tax, treasury, legal, information technology, human resources, and other internal services for Applied Biosystems, Celera Genomics, and Celera Diagnostics. None of Applied Biosystems' United States employees, and none of Celera Genomics' or Celera Diagnostics' employees or the Company's corporate staff employees, are subject to collective bargaining agreements. The Company generally considers its relations with its employees to be good.

Financial Information About Geographic Areas

         A summary of net revenues from external customers and long-lived assets attributed to each of the Company's geographic areas for the fiscal years 1999, 2000, and 2001 is incorporated herein by reference to Note 6 on pages 44 and 45,
Note 6 on page 82, and Note 6 on pages 102 and 103 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

         The Company's consolidated net revenues from external customers in countries other than the United States for fiscal years 1999, 2000, and 2001 were $607.9 million, $690.0 million, and $824.8 million, or 50.0%, 50.3%, and 50.2%, respectively, of the Company's consolidated net revenues.

         The Company's manufacturing facilities outside the continental United States are located in the United Kingdom, Japan, and Singapore.


Item 2.                         PROPERTIES

Applied Biosystems Group Facilities

         Applied Biosystems' headquarters are located in leased facilities in Foster City, California. Applied Biosystems owns or leases various other facilities for manufacturing, distribution, warehousing, research and development, sales and demonstration, service, and administration. The following is a list of Applied Biosystems' principal and other material facilities, substantially all of which are utilized by Applied Biosystems and all of which are maintained in good working order:


                                                           Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)         (Expiration Date of Leases)
--------------------------------------------         ---------------------------

Foster City, CA (761,000)                                  Leased (2001-2015)
Hayward, CA (66,000)                                       Leased (2004)
San Jose, CA (81,000)                                      Owned
Bedford, MA (43,000)                                       Leased (2007)
Framingham, MA (140,000)                                   Leased (2009)
Cambridge, MA (10,700)                                     Leased (2006)
Santa Fe, NM (14,000)                                      Leased (2010)
Houston, TX (50,000)                                       Leased (2004)
Warrington, United Kingdom (69,000)                        Owned
Rotterdam, Netherlands (46,000)                            Leased (2010)
Singapore (30,000)                                         Leased (2002)
Narita, Japan (24,000)                                     Owned


         Applied Biosystems acquired ownership of an 80 acre property in Pleasanton, California, in September 2000, on which the company intends to construct a new facility with approximately 600,000 square feet for research and development, manufacturing, and administrative purposes. Demolition of the existing facilities on this property and construction of the new facility are underway and the new facility is currently expected to be completed in 2003. Also, the Company is currently constructing a new owned facility in Warrington, United Kingdom with approximately 38,000 square feet, which is expected to be completed in November 2001. The Company expects to transfer some of its existing operations in Warrington to this new facility upon its completion and intends to sell the vacated property. Applied Biosystems also owns undeveloped land in Vacaville, California, and is evaluating whether to develop this property.

Celera Genomics Group Facilities

         Celera Genomics' headquarters are located in two owned adjacent buildings in Rockville, Maryland. Celera Genomics' administrative facilities, sequencing facility, research and development laboratories, bioinformatics data center, and proteomics factory are located at its headquarters. Celera Genomics also leases various other facilities for research and development, sales, and service, as well as a facility in Pasadena, California which is the headquarters for Paracel, Inc., which was acquired by Celera in June 2000. The following is a list of Celera Genomics' principal and other material facilities, substantially all of which are utilized by Celera Genomics and all of which are maintained in good working order:

                                                           Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)         (Expiration Date of Leases)
--------------------------------------------         ---------------------------

Rockville, MD (220,000)                                       Owned
Pasadena, CA (85,000)                                         Leased (2011)
Davis, CA (16,000)                                            Leased (2002)

         The facility in Rockville, Maryland includes approximately 13 acres of undeveloped land that the Company believes could be used for the construction of additional facilities, if necessary.

Celera Diagnostics Facilities

         The Company has leased the following two facilities to serve as the principal facilities for Celera Diagnostics, which Celera Diagnostics is using as its headquarters as well as for research and development and administrative purposes, and which it expects to use for manufacturing purposes in the future:

                                                           Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)         (Expiration Date of Leases)
--------------------------------------------         ---------------------------

Alameda, CA (48,000)                                           Leased (2003)
Alameda, CA (19,000)                                           Leased (2006)


         Currently, Celera Diagnostics is using approximately 50% of the combined capacity in these facilities, although it expects to be using substantially all of the capacity by the end of the 2002 fiscal year due to the expected growth in its operations. These facilities are in good working order, although they are currently undergoing renovations that are expected to be completed during the fourth quarter of calendar 2001.

Corporate Facilities

         In May 2001, the Company consolidated most of its corporate staff into a new leased headquarters facility located in Norwalk, Connecticut. The Company leases approximately 51,000 square feet at this facility, substantially all of which the Company uses for corporate staff and related support functions. This facility is maintained in good working order.

         The Company also owns another facility in Norwalk and Wilton, Connecticut, with an area of approximately 402,000 square feet. This facility was previously the Company's corporate headquarters, but is no longer used by the Company. This facility is being held for sale or long term lease. The facility is currently vacant and is expected to remain vacant pending completion of such a sale or lease.


Item 3.                       LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings, including among others patent, commercial, and environmental matters, arising from the conduct of the Company's normal business activities, including those described below.

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

         On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the '652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM) DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the '652 patent. The trial date previously scheduled for August 6, 2001 was vacated in July 2001.

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

         On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. The claims construction hearing previously scheduled for June 7, 2001 has been postponed.

         On July 10, 2001, United States Judge Charles R. Breyer stayed all cases in the litigation described above for the purpose of facilitating court ordered settlement mediation. The stay is scheduled to expire on March 11, 2002.

Securities Litigation

         The Company and some of its officers have been served in five lawsuits between April and May, 2000, purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in the Company's follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and are pending in the United States District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. The consolidated complaint seeks unspecified money damages, rescission, costs and expenses, and such other relief as the court deems proper.

United States v. Davis

         The Company is a party to the action United States v. Davis, pending in the United States District Court for the District of Rhode Island. The Company was brought into the case along with numerous other companies as a result of a third party complaint filed by United Technologies Corporation ("UTC") seeking contribution for environmental cleanup costs imposed by the United States government. In December 1998, the District Court found the Company liable to UTC along with certain, but not all, of the defendants in the case. The Company believes the amount of such liability to be less than $200,000, which will be determined when all appeals have been concluded. Both UTC and the Company appealed the District Court's decision. In August 2001, the United States Court of Appeals for the First Circuit affirmed the District Court's decision and remanded the case to the District Court for further proceedings. The Company and the other defendants are considering the decision of the Court of Appeals and their legal alternatives.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                   PART II

Item 5.             MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

Market Information

         The principal United States market where the Company's Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock are traded is the New York Stock Exchange, although such stock is also traded on the Pacific Exchange.

         The high and low sales prices of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock for each quarterly period during fiscal years 2000 and 2001 is incorporated herein by reference to Note 12, page 54, of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

Holders

         On September 4, 2001, the approximate number of holders of Applera Corporation - Applied Biosystems Group Common Stock was 6,326, and the approximate number of holders of Applera Corporation - Celera Genomics Group Common Stock was 6,065. The approximate number of holders is based upon the actual number of holders registered in the Company's books at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the market value of shares held by non-affiliates shown on the cover of this Annual Report on Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

Dividends

         Information regarding the amount of quarterly dividends during fiscal years 2000 and 2001 is incorporated herein by reference to Note 12, page 54, of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

Sale of Unregistered Securities

         The Company has not sold any securities during the fiscal year ended June 30, 2001, that were not registered under the Securities Act of 1933.

Forward Looking Statements and Risk Factors

         Certain statements contained in, or incorporated by reference in, this Annual Report on Form 10-K are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Also, the Company notes that owners of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Ceramics Group Common Stock are subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business, and the risks arising from a capital structure with two separate classes of common stock, include, but are not limited to:

         Risks Relating to the Applied Biosystems Group

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

         A significant portion of sales depends on customers' capital spending policies that may be subject to significant and unexpected decreases.

         A significant portion of Applied Biosystems' instrument product sales are capital purchases by its customers. Applied Biosystems' customers include pharmaceutical, environmental, research, biotechnology, and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for Applied Biosystems' products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for Applied Biosystems' products.

         A substantial portion of Applied Biosystems' sales is to customers at universities or research laboratories whose funding is dependent on both the level and timing of funding from government sources.

         As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase Applied Biosystems' products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the business of Applied Biosystems could be adversely affected.

         Applied Biosystems is currently and could in the future be subject to claims for infringement of patents and other intellectual property rights.

         Applied Biosystems' products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed but unpublished patent applications that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and Applied Biosystems' belief that its products do not infringe the technology covered by valid patents could be successfully challenged by third parties. Also, in the course of its business, Applied Biosystems may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a theft of trade secret claim against Applied Biosystems asserting that Applied Biosystems' products improperly use technologies which are not patented but which are protected as trade secrets. Applied Biosystems has been made a party to litigation regarding intellectual property matters, including the patent litigation described in the next paragraph, some of which, if determined adversely, could have a material adverse effect on Applied Biosystems. Due to the fact that Applied Biosystems' business depends in large part on rapidly developing and dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. Applied Biosystems has from time to time been notified that it may be infringing patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and Applied Biosystems cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

         The Company is currently subject to patent litigation with Amersham Pharmacia Biotech, Inc. and Molecular Dynamics, Inc. In the litigation, Amersham and Molecular Dynamics allege that Applied Biosystems has infringed four Amersham patents as a result of Applied Biosystems' sale of DNA sequencing instrumentations and reagents. Also in the litigation, the Company has brought suit against Amersham and Molecular Dynamics alleging that they have infringed two of the Company's patents as a result of their sale of their DNA sequencing instrumentations and reagents. At present, these lawsuits are not scheduled for trial. The sale of DNA sequencing instrumentation and reagents is an important part of Applied Biosystems' business. If these lawsuits proceed to trial, the cost of the litigation, and the amount of management time that will be devoted to the litigation, will be significant. There can be no assurance that this litigation will be resolved favorably to the Company or either Celera Genomics or Applied Biosystems, that the Company and both of its groups will not be enjoined from selling the products in question or other products as a result, or that any monetary or other damages assessed against the Company will not have a material adverse effect on the financial condition of the Company, Celera Genomics, or Applied Biosystems.

         Since Applied Biosystems' business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile.

         Approximately 50% of Applied Biosystems' net revenues during fiscal 2001 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. A significant portion of the related costs for

Applied Biosystems are based on the U.S. dollar. As a result, Applied Biosystems' reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond Applied Biosystems' control.

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

         The headquarters and principal operations of Applied Biosystems are located in Foster City, California. The State of California and its principal electrical utility companies have recently indicated that there is a statewide electricity shortage and that these utility companies are in poor financial condition. As a result, California has experienced temporary localized electricity outages, or rolling blackouts, which may continue or worsen into blackouts of longer duration in the future. Blackouts in Foster City, even of modest duration, could impair or cause a temporary suspension of the group's operations, including the manufacturing and shipment of new products. Power disruptions of an extended duration or high frequency could have a material adverse effect on operating results. In addition, Foster City is located near major California earthquake faults. The ultimate impact of earthquakes on Applied Biosystems, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

         The Celera Genomics/Applied Biosystems Joint Venture's ability to develop proprietary diagnostic products is unproven.

         The Company has announced the formation of Celera Diagnostics, a joint venture between Applied Biosystems and Celera Genomics in the field of diagnostics. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests and in building and operating a commercial research and development program. Celera Diagnostics' ability to develop proprietary diagnostic products is unproven, and it is possible that Celera Diagnostics' discovery process will not result in any commercial products or services. Even if Celera Diagnostics is able to develop products and services, it is possible that these products and services may not be commercially viable or successful due to a variety of reasons, including difficulty obtaining regulatory approvals, competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of Celera Diagnostics to recover its development costs in a reasonable period.

         Risks Relating to the Celera Genomics Group

         Celera Genomics has incurred net losses to date and may not achieve profitability.

         Celera Genomics has accumulated net losses of $365.0 million as of June 30, 2001, and expects that it will continue to incur additional net losses for the foreseeable future. These losses are expected to increase as Celera Genomics increases its investments in new technology and product development, including investments for the development of its therapeutics discovery and development business and investments in Celera Diagnostics, its joint venture with Applied Biosystems, for the development of Celera Diagnostics' diagnostics business. As an early stage business, Celera Genomics faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that Celera Genomics will be able to achieve profitable operations.

         Celera Genomics' business plan depends heavily on continued assembly and annotation of the human and mouse genomes.

         In June 2000, Celera Genomics and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, Celera Genomics announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. Celera Genomics' first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. Celera Genomics intends to continue updating its assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function.

         Celera Genomics' ability to retain its existing customers and attract new customers for its genome database business is heavily dependent upon the continued assembly and annotation of these genomes. This information is also essential to the therapeutics discovery and development components of Celera Genomics' business strategy in which Celera Genomics intends to make substantial investments in the near future. As a result, failure to update the assembly and annotation efforts in a timely manner may have a material adverse effect on Celera Genomics' business.

         Celera Genomics' revenue growth depends on retaining existing customers and adding new customers.

         The revenues that Celera Genomics expects to receive from its existing customers will offset only a portion of its expenses. In order to generate significant additional revenues, Celera Genomics must obtain additional customers and retain its existing customers. Celera Genomics' ability to retain existing customers and add new customers depends upon customers' continued belief that Celera Genomics' products can help accelerate their drug discovery and development efforts and fundamental discoveries in biology. Although customer agreements typically have multiple year terms, there can be no assurance that any will be renewed upon expiration. Celera Genomics' future revenues are also affected by the extent to which existing customers expand their agreements to include new services and database products. In some cases, Celera Genomics may accept milestone payments or future royalties on products developed by its customers as consideration for access to Celera Genomics' databases and products in lieu of a portion of subscription fees. These arrangements are unlikely to produce revenue for Celera Genomics for a number of years, if ever, and depend heavily on the research and product development, sales and marketing and intellectual property protection abilities of the customer.

         Use of genomics information to develop or commercialize products is unproven.

         The development of new drugs and the diagnosis of disease based on information derived from the study of the genetic material of organisms, or genomics, is unproven. Few therapeutic or diagnostic products based on genomic discoveries have been developed and commercialized and to date no one has developed or commercialized any therapeutic or diagnostic products based on Celera Genomics' technologies. If Celera Genomics or its customers are unsuccessful in developing and commercializing products based on the group's databases or other products or services, customers and Celera Genomics may be unable to generate sufficient revenues and Celera Genomics' business may suffer as a result. Development of these products will be subject to risks of failure, including that these products will be found to be toxic, be found to be ineffective, fail to receive regulatory approvals, fail to be developed prior to the successful marketing of similar products by competitors or infringe on proprietary rights of third parties.

         The industry in which Celera Genomics operates is intensely competitive and evolving.

         There is intense competition among entities attempting to interpret segments of the human genome and identify genes associated with specific diseases and develop products, services and intellectual property based on these discoveries. Celera Genomics faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad. A number of companies, other institutions and government-financed entities are engaged in gene and protein analysis, and some of them are developing databases containing gene, protein, and related biological information and are marketing or plan to market their data to pharmaceutical and biotechnology companies and academic and research institutions. Additional competitors may attempt to establish databases containing this information in the future. In addition, some pharmaceutical and biotechnology companies may choose to develop or acquire competing technologies to meet their needs rather than purchase products or services from Celera Genomics. Celera Genomics has licensed some of its key technology on a non-exclusive basis from third parties and therefore this technology may be available for license by competitors of Celera Genomics or pharmaceutical or biotechnology companies seeking to develop their own databases for their own use. Also, a customer of Celera Genomics may use the products or services of Celera Genomics to develop products or services that compete with products or services separately developed by Celera Genomics or its customers.

         Competitors may also discover and characterize genes or proteins involved in disease processes, potential candidates for new therapeutics, drug discovery and development technologies, or drugs in advance of Celera Genomics or its customers, or which are more effective than those developed by Celera Genomics or its customers, or may obtain regulatory approvals of their drugs more rapidly than Celera Genomics or its customers do, any of which could have a material adverse effect on any of the similar programs of Celera Genomics or its customers. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit Celera Genomics' rights or its customers' ability to use Celera Genomics' products to commercialize therapeutic, diagnostic or agricultural products. In addition, a customer may use Celera Genomics' services to develop products that compete with products separately developed by the group or its other customers.

         Celera Genomics also faces competition from software providers. A number of companies have announced their intent to develop and market software to assist pharmaceutical and biotechnology companies and academic researchers in managing and analyzing their own genomic data and publicly available data.

         Celera Genomics' current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries.

         Celera Genomics derives a substantial portion of its revenues from fees for its information products and services paid by pharmaceutical companies and biotechnology companies engaged in drug discovery and development. These fees accounted for approximately 70% of Celera Genomics' revenue in fiscal year 2001. Celera Genomics expects that these companies will continue to be Celera Genomics' primary source of revenues for the foreseeable future. As a result, Celera Genomics is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

         In addition, Celera Genomics' future revenues may be adversely affected by mergers and consolidation in the pharmaceutical and biotechnology industries, which may reduce the number of the group's existing and potential customers. Large pharmaceutical and biotechnology customers could also decide to conduct their own genomics programs or seek other providers instead of using Celera Genomics' products and services.

         Celera Genomics relies on its strategic relationship with Applied Biosystems.

         Celera Genomics believes that its strategic relationship with Applied Biosystems has provided it with a significant competitive advantage in its efforts to date to sequence the human and other genomes. Applied Biosystems leases instruments, sells consumables and project materials and provides research and development services to Celera Genomics. Celera Genomics paid Applied Biosystems $17.3 million in fiscal year 1999, $54.4 million in fiscal year 2000 and $60.1 million in fiscal year 2001 for these products and services. Celera Genomics' continued development of its database business and successful extension of its business into therapeutics discovery and development will depend on Applied Biosystems' ability to continue to provide leading edge, proprietary technology and products, including advanced technologies for gene and protein analysis. If Applied Biosystems is unable to supply these technologies, Celera Genomics will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with Applied Biosystems that adversely affects Celera Genomics' access to Applied Biosystems' technology or failure by Applied Biosystems to continue to develop new technologies or protect its proprietary technology could adversely affect Celera Genomics' business.

         Introduction of new products may expose Celera Genomics to product liability claims.

         New products developed by Celera Genomics could expose Celera Genomics to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Genomics to spend significant time and money in litigation and to pay significant damages.

         Celera Genomics could incur liabilities relating to hazardous materials that it uses in its research and development activities.

         Celera Genomics' research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. In the event of an accidental contamination or injury from these materials, Celera Genomics could be held liable for damages in excess of its resources.

         Celera Genomics' sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated.

         Celera Genomics' sales cycle is typically lengthy because the group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within those companies. In addition, each agreement involves the negotiation of unique terms. Celera Genomics' ability to obtain new customers for genomic information products, collaborative services, and licenses to intellectual property depends on its customers' belief that Celera Genomics can help accelerate their drug discovery efforts. Celera Genomics may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected and may in the future affect the timing and progress of Celera Genomics' sales efforts.

         Scientific and management staff has unique expertise which is key to Celera Genomics' commercial viability and which would be difficult to replace.

         Celera Genomics is highly dependent on the principal members of its scientific and management staff, particularly J. Craig Venter, its President and Chief Scientific Officer. Additional members of Celera Genomics' medical, scientific and information technology staff are important to the implementation of its business plan. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on Celera Genomics' ability to achieve its goals.

         Celera Genomics' competitive position may depend on patent and copyright protection and licenses to the important intellectual property patented by others, which may not be sufficiently available.

         Celera Genomics' ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and other intellectual property. While Celera Genomics' business is currently primarily dependent on revenues from access fees to its on-line information system, Celera Genomics expects that obtaining patent protection may become increasingly important to its business as it moves beyond the on-line database business. Celera Genomics would be able to prevent competitors from making, using or selling any of its technology for which it obtains a patent. However, patent law affecting Celera Genomics' business, particularly gene sequences, gene function and genetic variations, or polymorphisms, is uncertain. As a result, Celera Genomics is uncertain as to its ability to obtain intellectual property protection covering its information discoveries sufficient to prevent competitors from developing similar subject matter. The United States Patent and Trademark Office has recently adopted new guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to illustrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that Celera Genomics may own or license if the applicant is unable to satisfy the new guidelines. In addition, because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed patent applications for technology used by Celera Genomics or covered by Celera Genomics' pending patent applications without Celera Genomics being aware of those applications.

         The United States Patent and Trademark Office has issued several patents to third parties covering inventions involving single nucleotide polymorphisms (SNPs), naturally occurring genetic variations that scientists believe can be correlated with susceptibility to disease, disease prognosis, drug efficiency, and drug toxicity. These inventions are subject to the same new guidelines as other biotechnology inventions. In addition, Celera Genomics may need to obtain rights to patented SNPs in order to develop, use and sell analyses of the overall human genome or particular full-length genes. These licenses may not be available to Celera Genomics on commercially acceptable terms, or at all.

         Moreover, Celera Genomics may be dependent on protecting, through copyright law or otherwise, its databases to prevent other organizations from taking information from those databases and copying and reselling it. Copyright law currently provides uncertain protection regarding the copying and resale of factual data. As such, Celera Genomics is uncertain whether it could prevent that copying or resale. Changes in copyright and patent law could either expand or reduce the extent to which Celera Genomics and its customers are able to protect their intellectual property.

         Celera Genomics' position may depend on its ability to protect trade secrets.

         Celera Genomics relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. Celera Genomics currently protects its information and procedures as trade secrets. Celera Genomics protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators, and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and Celera Genomics may not have adequate remedies for a breach. In addition, Celera Genomics' trade secrets may otherwise become known or be independently developed by competitors.

         Public disclosure of genomics sequence data could jeopardize Celera Genomics' intellectual property protection and have an adverse effect on the value of its products and services.

         Celera Genomics, the federally funded Human Genome Project and others engaged in similar research have made and are expected to continue making available to the public basic human sequence data. These disclosures might limit the scope of Celera Genomics' claims or make subsequent discoveries related to full-length genes and proteins unpatentable. While Celera Genomics believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes and proteins, there can be no assurance that the publication has not affected and will not affect the ability to obtain patent protection. Customers may conclude that uncertainties of that protection and the fact that the basic human sequence data is available for free decrease the value of Celera Genomics' information products and services and as a result, it may be required to reduce the fees it charges for its products and services.

         Celera Genomics may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation.

         The intellectual property rights of biotechnology companies, including Celera Genomics, are generally uncertain and involve complex legal, scientific and factual questions. Celera Genomics' success in the therapeutics discovery and development fields may depend, in part, on its ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on its intellectual property rights.

         There has been substantial litigation regarding patents and other intellectual property rights in the genomics industry. Celera Genomics may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties, which may include subscribers to Celera Genomics' database information services. Interference proceedings may be necessary to establish which party was the first to discover the intellectual property. Celera Genomics may become involved in patent litigation against third parties to enforce Celera Genomics' patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to Celera Genomics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If an infringement litigation against Celera Genomics is resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling its products or services without a license from a third party. Celera Genomics may not be able to obtain a license on commercially acceptable terms, or at all.

         Celera Genomics' business is dependent on the continuous, effective, reliable and secure operation of its computer hardware, software and Internet applications and related tools and functions.

         Because Celera Genomics' business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, Celera Genomics depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, Internet servers and related infrastructure. To the extent that Celera Genomics' hardware or software malfunctions or access to Celera Genomics' data by Celera Genomics' internal research personnel or customers through the Internet is interrupted, its business could suffer.

         Celera Genomics' computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, Celera Genomics' database products are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If Celera Genomics fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' drug discovery efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact Celera Genomics' business.

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

         Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for Celera Genomics' products.

         Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using these tests to discriminate on the basis of this information, resulting in barriers to the acceptance of these tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of Celera Genomics.

         Expected rapid growth in the number of its employees could absorb valuable management resources and be disruptive to the development of Celera Genomics' business.

         Celera Genomics expects to increase its employee base significantly, including the addition of Axys' employees. This growth will require substantial effort to hire new employees and train and integrate them in Celera Genomics' business and to develop and implement management information systems, financial controls and facility plans. Celera Genomics' inability to manage growth effectively would have a material adverse effect on its future operating results.

         Products and services developed using Celera Genomics group's databases, and the therapeutic discovery and development business of Celera Genomics, may be subject to government regulation.

         Celera Genomics and its pharmaceutical and biotechnology customers use Celera Genomics' databases for drug discovery and development, which is subject to regulation by the United States Food and Drug Administration. Any new drug developed must undergo an extensive regulatory review and approval process. This process can take many years and require substantial expense. Celera Genomics and its customers may also use its databases to develop products or services in the field of personalized health/medicine. However, current and future patient privacy and health care laws and regulations issued by the United States Food and Drug Administration may limit the use of data concerning an individual's genetic information. To the extent that such regulations restrict or discourage Celera Genomics or its customers from developing these products and services, Celera Genomics' business may be adversely affected.

         Future acquisitions may absorb significant resources and may be unsuccessful.

         As part of Celera Genomics' strategy, it expects to pursue acquisitions (in addition to the Axys acquisition), investments and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities, and expenses that could have a material effect on Celera Genomics' financial condition and results of operations. For example, to the extent that it elects to pay the purchase price for acquisitions in shares of Celera Genomics common stock, the issuance of additional shares of Celera Genomics common stock will be dilutive to holders of Celera Genomics common stock. Acquisitions involve numerous other risks, including:

         o difficulties integrating acquired technologies and personnel into the business of Celera Genomics;

         o        diversion of management from daily operations;

         o        inability to obtain required financing on favorable terms;

         o entry into new markets in which Celera Genomics has little previous experience;

         o potential loss of key employees or customers of acquired companies or of Celera Genomics; and

         o assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

         It may be difficult for Celera Genomics to complete these transactions quickly and to integrate these businesses efficiently into its current business. Any acquisitions, investments or other strategic relationships and alliances by Celera Genomics may ultimately have a negative impact on its business and financial condition.

         Applera Corporation - Celera Genomics Group Common Stock price is highly volatile.

         The market price of Applera Corporation - Celera Genomics Group Common Stock has been and may continue to be highly volatile due to the risks and uncertainties described in this section of this Annual Report on Form 10-K, as well as other factors, including:

         o conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;

         o price and volume fluctuations in the stock market at large which do not relate to Celera Genomics' operating performance; and

         o comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of biotechnology companies, or Celera Genomics' failure to meet market expectations.

         The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation was instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources.

         The Company is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera Corporation - Celera Genomics Group Common Stock that may be expensive and time consuming.

         The Company and some of its officers have been served in five lawsuits purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in the Company's follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. The consolidated complaint seeks unspecified money damages, rescission, costs and expenses, and other relief as the court deems proper. Although the Company believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

         Celera Genomics' ability to develop proprietary therapeutics and the Celera Genomics/Applied Biosystems Joint Venture's ability to develop proprietary diagnostic products is unproven.

         The development and commercialization of new drugs by determining the causes of diseases through the study of genes, variations in genes, and the proteins expressed by genes is unproven. As Celera Genomics expands its efforts into this new business area, it faces the difficulties inherent in developing and commercializing therapeutic products, and it has limited experience in operating a commercial research and development program. In addition, the Company has announced the formation of Celera Diagnostics, a joint venture between Applied Biosystems and Celera Genomics in the field of diagnostics. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests and in building and operating a commercial research and development program. Given Celera Genomics' unproven ability to develop proprietary therapeutics and Celera Diagnostics' unproven ability to develop proprietary diagnostic products, it is possible that Celera Genomics' and Celera Diagnostics' discovery processes will not result in any commercial products or services. Even if Celera Genomics or Celera Diagnostics is able to develop products and services, it is possible that these products and services may not be commercially viable or successful due to a variety of reasons, including difficulty obtaining regulatory approvals, competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of Celera Genomics or Celera Diagnostics to recover its development costs in a reasonable period.

         Risks Relating to a Capital Structure with Two Separate Classes of Common Stock

         Stockholders of the Company are stockholders of one company and, therefore, financial effects on one group could adversely affect the other.

         Applied Biosystems and Celera Genomics are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in the Company, including Applied Biosystems and Celera Genomics. The risks and uncertainties that may affect the operations, performance, development, and results of the businesses of Applied Biosystems and Celera Genomics are described above. The assets attributed to one group could be subject to the liabilities of the other group, even if these liabilities arise from lawsuits, contracts, or indebtedness that the Company attributes to the other group. If the Company is unable to satisfy one group's liabilities out of the assets attributed to it, the Company may be required to satisfy those liabilities with assets attributed to the other group.

         Financial effects from one group that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. In addition, net losses of either group and dividends or distributions on, or repurchases of, either class of common stock or repurchases of preferred stock will reduce the funds the Company can pay as dividends on each class of common stock under Delaware law. For these reasons, stockholders should read the consolidated financial information with the financial information the Company provides for each group.

         The market price of either class of the Company's common stock may not reflect the separate performance of the group related to that common stock.

         The market price of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock may not reflect the separate performance of the business of the group relating to that class of common stock. The market price of either class of common stock could simply reflect the performance of the Company as a whole, or the market price of either class of common stock could move independently of the performance of the business of either group. Investors may discount the value of either class of common stock because it is part of a common enterprise rather than a stand-alone company.

         The market price of either class of the Company's common stock may be affected by factors that do not affect traditional common stock.

         o The complex nature of the terms of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation
                  - Celera Genomics Group Common Stock may adversely affect the market price of either class of common stock. The complex nature of the terms of the two classes of common stock, such as the convertibility of Applera Corporation - Applied Biosystems Group Common Stock into Applera Corporation - Celera Genomics Group Common Stock, or vice versa, and the potential difficulties investors may have understanding these terms, may adversely affect the market price of either class of common stock.

         o The market price of Applera Corporation - Applied Biosystems Group Common Stock or Applera Corporation - Celera Genomics Group Common Stock may be adversely affected by the fact that holders have limited legal interests in the group relating to the class of common stock held as a separate legal entity. For example, as described in greater detail in the subsequent risk factors, holders of either class of common stock generally do not have separate class voting rights with respect to significant matters affecting either group. In addition, upon a liquidation or dissolution of the Company, holders of either class of common stock will not have specific rights to the assets of the group relating to the class of common stock held and will not be entitled to receive proceeds that are proportional to the relative performance of that group.

         o The market price of Applera Corporation - Applied Biosystems Group Common Stock or Applera Corporation - Celera Genomics Group Common Stock may be adversely affected by events involving the group relating to the other class of common stock or the performance of the class of common stock relating to that group. Events, such as earnings announcements or other developments concerning one group that the market does not view favorably and which thus adversely affect the market price of the class of common stock relating to that group, may adversely affect the market price of the class of common stock relating to the other group. Because both classes of common stock are common stock of the Company, an adverse market reaction to one class of common stock may, by association, cause an adverse reaction to the other class of common stock. This reaction may occur even if the triggering event was not material to the Company as a whole.

         Limits exist on the voting power of group common stock.

         o Applera Corporation - Celera Genomics Group Common Stock May Not Have Any Influence on the Outcome of Stockholder Voting. Applera Corporation - Applied Biosystems Group Common Stock currently has a substantial majority of the voting power of the Company's common stock and had approximately 74.7% of the voting power as of August 24, 2001, the record date for the Company's 2001 annual meeting of stockholders. Except in limited circumstances where there is separate class voting, the relative voting power of the two classes of common stock fluctuates based on their relative market values. Therefore, except in cases of separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of the vote even if the matter involves a divergence or conflict of the interests of the holders of Applera Corporation - Applied Group Biosystems Common Stock and Applera Corporation - Celera Genomics Group Common Stock. These matters may include mergers and other extraordinary transactions.

         o A class of group common stock with less than majority voting power can block action if a class vote is required. If Delaware law, stock exchange rules, or the Company's Board of Directors requires a separate vote on a matter by the holders of either Applera Corporation - Applied Biosystems Group Common Stock or Applera Corporation - Celera Genomics Group Common Stock, those holders could prevent approval of the matter even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it. As a result, in cases where holders of Applera Corporation - Applied Biosystems Group Common Stock or Applera Corporation - Celera Genomics Group Common Stock vote as separate classes on a proposal, the affirmative vote of shares representing a majority of one class of common stock will not prevent the holders of the other class of common stock from defeating the proposal.

         o Holders of only one class of common stock cannot ensure that their voting power will be sufficient to protect their interests. Since the relative voting power per share of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock will fluctuate based on the market values of the two classes of common stock, the relative voting power of a class of common stock could decrease. As a result, holders of shares of only one of the two classes of common stock cannot ensure that their voting power will be sufficient to protect their interests.

         o Stockholders of either class of common stock will not have some of the stockholder rights traditionally associated with common stock. Neither Applied Biosystems nor Celera Genomics will have a separate board of directors to represent solely the interests of either class of common stock as holders of that class. Consequently, there will be no board of directors that owes any separate duties to holders of one class of common stock as holders of that class. The Company's Board of Directors will act in accordance with its good faith business judgment of the best interests of the Company, taking into consideration the interests of all common stockholders regardless of class or series, which may be detrimental to holders of one class of common stock has holders of that class.

         Stockholders may not have any remedies for breach of fiduciary duties if any action by directors or officers has a disadvantageous effect on either class of common stock.

         Stockholders may not have any remedies if any action or decision of the Company's Board of Directors or officers has a disadvantageous effect on Applera Corporation - Applied Biosystems Group Common Stock or Applera Corporation - Celera Genomics Group Common Stock compared to the other class of common stock. Cases in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of tracking stocks are judged under the principle known as the "business judgment rule" unless self-interest is shown.

         In addition, principles of Delaware law established in cases involving differing treatment of two classes of common stock or two groups of holders of the same class of common stock provide that a board of directors owes an equal duty to all stockholders regardless of class or series. Absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed Board of Directors, Board of Directors' committee, or officer of the Company with respect to any matter having different effects on holders of Applera Corporation - Applied Biosystems Group Common Stock and holders of Applera Corporation - Celera Genomics Group Common Stock would be a defense to any challenge to the determination made by or on behalf of the holders of either class of common stock.

         Stock ownership could cause directors and officers to favor one group over the other.

         As a policy, the Company's Board of Directors periodically monitors the ownership of shares of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock by the Company's directors and senior officers as well as their option holdings and other benefits so that their interests are not misaligned with the two classes of common stock and with their duty to act in the best interests of the Company and its stockholders as a whole. However, because the actual stock market value of their interests in Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock could vary significantly, it is possible that they could favor one group over the other as a result of their common stock holdings, options and other benefits. As of August 31, 2001, the Company's directors and senior officers held shares of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock representing approximately equal percentages of the total shares outstanding of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock. The stock market value of these shares will vary with fluctuations in the market price of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock. However, the market capitalization of Applied Biosystems is substantially greater than that of Celera Genomics and, therefore, the market value of Applera Corporation - Applied Biosystems Group Common Stock held by the Company's directors and senior officers was significantly higher than the market value of Applera Corporation - Celera Genomics Group Common Stock held by them on that date.

         Numerous potential conflicts of interest exist between the classes of common stock that may be difficult to resolve by the Company's Board of Directors or that may be resolved adversely to one of the classes.

         o Allocation of corporate opportunities could favor one group over the other. The Company's Board of Directors may be required to allocate corporate opportunities between Applied Biosystems and Celera Genomics. In some cases, the Company's directors could determine that a corporate opportunity, such as a business that the Company is acquiring or a new business, should be shared by the groups or be allocated to one group over the other. Any decisions could favor one group to the detriment of the other.

         o Applied Biosystems and Celera Genomics may compete with each other to the detriment of their businesses. The existence of two separate classes of common stock will not prevent Applied Biosystems and Celera Genomics from competing with each other. Any competition between Applied Biosystems and Celera Genomics could be detrimental to the businesses of either or both of the groups. Under a Board of Directors' policy, the groups will generally not engage in the principal businesses of the other, except for joint transactions with each other. However, the Company's Chief Executive Officer or Board of Directors will permit indirect competition between the groups, such as one group doing business with a competitor of the other group, based on his or its good faith business judgment that the competition is in the best interests of the Company and all of the Company's stockholders as a whole. In addition, the groups may compete in a business that is not a principal business of the other group.

         o The Company's Board of Directors may pay more or less dividends on group common stock than if that group were a separate company. Subject to the limitations referred to below, the Company's Board of Directors has the authority to declare and pay dividends on Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on Applera Corporation - Applied Biosystems Group Common Stock, exclusively on Applera Corporation - Celera Genomics Group Common Stock, or on both, in equal or unequal amounts. The Company's Board of Directors is not required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class, or any other factor. The performance of one group may cause the Company's Board of Directors to pay more or less dividends on the common stock relating to the other group than if that other group were a stand-alone company. In addition, Delaware law and the Company's certificate of incorporation impose limitations on the amount of dividends that may be paid on each class of common stock.

         o Proceeds of mergers or consolidations may be allocated unfavorably. The Company's Board of Directors will determine how consideration to be received by holders of common stock in connection with a merger or consolidation involving the Company is to be allocated among holders of each class of common stock. This percentage may be materially more or less than that which might have been allocated to the holders had the Company's Board of Directors chosen a different method of allocation.

         o Holders of either class of common stock may be adversely affected by a conversion of group common stock. The Company's Board of Directors could, in its sole discretion and without stockholder approval, determine to convert shares of Applera Corporation - Applied Biosystems Group Common Stock into shares of Applera Corporation - Celera Genomics Group Common Stock, or vice versa, at any time, including when either or both classes of common stock may be considered to be overvalued or undervalued. If the Company's Board of Directors chose to issue Applera Corporation - Celera Genomics Group Common Stock in exchange for Applera Corporation - Applied Biosystems Group Common Stock, or vice versa, the conversion would dilute the interests in the Company of the holders of the class of common stock being issued in the conversion. If the Company's Board of Directors were to choose to issue Applera Corporation - Celera Genomics Group Common Stock in exchange for Applera Corporation - Applied Biosystems Group Common Stock, or vice versa, the conversion could give holders of shares of the class of common stock being converted a greater or lesser premium than any premium that was paid or might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

         o Cash proceeds of newly issued Applera Corporation - Celera Genomics Group Common Stock in the future could be allocated to Applied Biosystems. If and to the extent Applied Biosystems holds "Celera Genomics Designated Shares" at the time of any future sale of Applera Corporation - Celera Genomics Group Common Stock, the Company's Board of Directors could allocate some or all of the proceeds of that sale to Applied Biosystems in consideration of a reduction in the number of these shares. Celera Genomics Designated Shares are a type of authorized shares of Applera Corporation - Celera Genomics Group Common Stock. Any decision could favor one group over the other group. For example, the decision to allocate the proceeds of that sale to Applied Biosystems could adversely affect Celera Genomics' ability to obtain funds to finance its growth strategies. Applied Biosystems does not hold any Celera Genomics Designated Shares as of the date of this Annual Report on Form 10-K. Celera Genomics Designated Shares could be issued in the future if the Company's Board of Directors determines that Celera Genomics requires additional capital to finance its business and that Applied Biosystems should supply that capital.

         The Company's Board of Directors may change its management and allocation policies without stockholder approval to the detriment of either group.

         The Company's Board of Directors may modify or rescind the Company's policies with respect to the allocation of corporate overhead, taxes, debt, interest, and other matters, or may adopt additional policies, in its sole discretion without stockholder approval. A decision to modify or rescind these policies, or adopt additional policies, could have different effects on holders of Applera Corporation - Applied Biosystems Group Common Stock and holders of Applera Corporation - Celera Genomics Group Common Stock or could result in a benefit or detriment to one class of stockholders compared to the other class. The Company's Board of Directors will make any decision in accordance with its good faith business judgment that the decision is in the best interests of the Company and all of its stockholders as a whole.

         Either Applied Biosystems or Celera Genomics may finance the other group on terms unfavorable to either group.

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

         o        as an increase or decrease in Celera Genomics Designated
                  Shares; or

         o        as a sale of assets between groups.

         The Company's Board of Directors has not adopted specific criteria for determining when it will account for transfer of cash or other property as a reallocation of pooled debt or preferred stock, a loan or repayment, an increase or decrease in Celera Genomics Designated Shares, or a sale of assets. These determinations, including the terms of any transactions accounted for as debt, may be unfavorable to either the group transferring or receiving the cash or other property. The Company's Board of Directors expects to make these determinations, either in specific instances or by setting generally applicable policies, after considering the financing requirements and objectives of the receiving group, the investment objectives of the transferring group, and the availability, cost, and time associated with alternative financing sources, prevailing interest rates, and general economic conditions.

         The Company cannot assure stockholders that any terms that it fixes for debt will approximate those that could have been obtained by the borrowing group if it were a stand-alone company.

         Celera Genomics could incur a higher tax liability than if it were a stand-alone taxpayer.

         The Company's tax allocation policy provides that some tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are to be transferred, without reimbursement, to the group that can use the benefits. Any tax benefits that are transferred from Celera Genomics to Applied Biosystems will not be carried forward to reduce Celera Genomics' future tax liability. Accordingly, future use by Applied Biosystems, without reimbursement, of tax benefits generated by Celera Genomics will result in Celera Genomics paying a greater portion of the total corporate tax liability than would have been the case if Celera Genomics were a stand-alone taxpayer.

         Holders of group common stock may receive less consideration upon a sale of assets than if the group were a separate company.

         The Company's certificate of incorporation provides that if a disposition of all or substantially all of the assets of either group occurs, the Company must, subject to certain exceptions:

         o distribute to holders of the class of common stock relating to that group an amount equal to the net proceeds of such disposition; or

         o convert at a 10% premium the common stock relating to that group into shares of the class of common stock relating to the other group.

         If the group subject to the disposition were a separate, independent company and its shares were acquired by another person, some of the costs of that disposition, including corporate level taxes, might not be payable in connection with that acquisition. As a result, if the group subject to the disposition were a stand-alone company, stockholders of that group might receive a greater amount than the net proceeds that would be received by those stockholders if the assets of that group were sold and the proceeds distributed to those stockholders. In addition, the Company cannot assure stockholders that the net proceeds per share of the common stock relating to that group will be equal to or more than the market value per share of that common stock prior to or after announcement of a disposition.

         The Company's capital structure and variable vote per share may discourage acquisitions of a group or a class of common stock.

         A potential acquiror could acquire control of the Company by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. This majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of the voting power, only shares of that class since the relative aggregate voting power of the two classes of common stock fluctuates based on their relative aggregate market values. Currently, Applera Corporation - Applied Biosystems Group Common Stock has a substantial majority of the voting power. As a result, it might be possible for an acquiror to obtain control by purchasing only shares of Applera Corporation - Applied Biosystems Group Common Stock.

         Decisions by the Company's Board of Directors and officers that affect market values could adversely affect voting and conversion rights.

         The relative voting power per share of each class of common stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock. The market value of either or both classes of common stock could be adversely affected by market reaction to decisions by the Company's Board of Directors or management that investors perceive as affecting differently one class of common stock compared to the other. These decisions could involve changes to the Company's management and allocation policies, transfers of assets between groups, allocations of corporate opportunities and financing resources between groups, and changes in dividend policies.

         Provisions governing common stock could discourage a change of control and the payment of a premium for stockholders' shares.

         The Company's stockholder rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change in control of the Company by delaying or preventing a change in control. The existence of two classes of common stock could also present complexities and may pose obstacles, financial and otherwise, to an acquiring person. In addition, provisions of Delaware law and the Company's certificate of incorporation and bylaws may also deter hostile takeover attempts.

         Legislative proposals could have adverse tax consequences for the Company and holders of Applera Corporation - Celera Genomics Group Common Stock and Applera Corporation - Applied Biosystems Group Common Stock.

         The Clinton Administration Budget Proposals in 1999 and 2000 proposed legislation that would have adversely affected holders of tracking stock such as Applera Corporation - Celera Genomics Group Common Stock and Applera Corporation
- Applied Biosystems Group Common Stock. The 1999 proposal would have required corporate-level gain recognition on the issuance of tracking stock, while the 2000 proposal would have required that the stockholders of the issuing corporation be taxed upon the receipt of tracking stock in specified circumstances. Although Congress did not act on either proposal and the recent Bush Administration Budget Proposal does not contain a similar provision, it is impossible to predict whether any proposals relating to tracking stock will be made in the future, and to what extent Congress would act upon any proposals.

         The Company may convert Applera Corporation - Celera Genomics Group Common Stock or Applera Corporation - Applied Biosystems Group Common Stock into shares of the other class without any premium if, based on the legal opinion of its tax counsel, it is more likely than not as a result of the enactment of legislative changes or administrative proposals or changes that the Company or its stockholders will be subject to tax upon issuance of Applera Corporation - Celera Genomics Group Common Stock or Applera Corporation - Applied Biosystems Group Common Stock or that the stock will not be treated as stock of the Company.


Item 6.                     SELECTED FINANCIAL DATA

         The Company incorporates herein by reference pages 11 and 12 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.


Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates herein by reference pages 13-25, of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.


Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

         The Company incorporates herein by reference pages 21 and 22 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and the supplementary financial information included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001, are incorporated herein by reference: the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated July 26, 2001, on pages 33-67 of said Annual Report, and the combined Financial Statements and the reports thereon of PricewaterhouseCoopers LLP dated July 26, 2001, on pages 69-90 and 91-108 of said Annual Report, including Note 12, page 54, Note 12, page 87, and Note 12, page 107, which contain unaudited quarterly financial information.


Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.                DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

Identification and Background of Directors

         The Company incorporates herein by reference pages 3 and 4 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual Meeting of Stockholders to be held on October 18, 2001.

Identification of Executive Officers

         The following is a list of the Company's executive officers, their ages, and their positions and offices with the Company, as of September 4, 2001.

Name                               Age   Present Positions and Year First Elected
Peter Barrett.................      48   Vice President (1998)
Peter Chambre.................      45   Vice President (2000)
Ugo D. DeBlasi................      39   Assistant Controller (1999)
Michael W. Hunkapiller........      52   Senior Vice President (1998);  President,  Applied Biosystems Group
                                         (1994)
Vikram Jog....................      45   Controller (1999)
Robert C. Jones...............      46   Vice President (2001)
Barbara J. Kerr...............      55   Vice President, Human Resources (2000)
Stephen J. Lombardi...........      46   Vice President (2001)
Kenneth D. Noonan.............      53   Senior Vice President, Corporate Development  (2000)
Kathy Ordonez.................      50   Vice President (2000)
Robert P. Ragusa..............      41   Vice President (2001)
William B. Sawch..............      46   Senior Vice President and General Counsel (1993)
Deborah A. Smeltzer...........      47   Assistant Controller (1999)
J. Craig Venter...............      54   Senior Vice President and President, Celera Genomics Group (1998)
Tony L. White.................      55   Chairman, President, and Chief Executive Officer (1995)
Dennis L. Winger..............      53   Senior Vice President and Chief Financial Officer (1997)

         Each of the foregoing named officers was either elected at the last organizational meeting of the Company's Board of Directors, or elected by the Board since that date. The term of each officer will expire on October 18, 2001, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

Identification of Certain Significant Employees

         Not applicable.

Family Relationships

         To the best of the Company's knowledge and belief, there is no family relationship between any of the Company's directors, executive officers, or persons nominated or chosen by the Company to become a director or an executive officer.

Business Experience

         With respect to the business experience of the Company's directors and persons nominated to become directors, the Company incorporates herein by reference pages 3 and 4 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual

Meeting of Stockholders to be held on October 18, 2001. With respect to the executive officers of the Company, each such officer has been employed by the Company or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Mr. Chambre, Mr. Jog, Ms. Kerr, Dr. Noonan, Ms. Ordonez, Ms. Smeltzer, Dr. Venter, and Mr. Winger.

         Mr. Chambre was elected Vice President of the Company on August 17, 2000. Prior to his employment by the Company in July 2000, Mr. Chambre served as Chief Executive Officer of Bespak plc, a United Kingdom drug delivery company, for six years.

         Mr. Jog was elected Controller of the Company on August 19, 1999. Prior to his employment by the Company in July 1999, Mr. Jog served as Vice President and Controller of Hercules Incorporated, a manufacturer of chemicals, for seven years.

         Ms. Kerr was elected Vice President, Human Resources of the Company on September 5, 2000. Prior to her employment by the Company in September 2000, Ms. Kerr served as a principal of Quantic, Inc., a human resources and compensation consulting firm. Prior to that, Ms. Kerr was employed by Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy, and combinatorial chemistry, where she was Vice President, Human Resources from 1990 to 1997.

         Dr. Noonan was elected Senior Vice President of the Company on January 4, 2000. Prior to his employment by the Company in January 2000, Dr. Noonan was a partner in the global life sciences practice of Booz, Allen & Hamilton, Inc., an international consulting firm, for three years, and from 1990 to 1996 he was a partner in The Wilkerson Group, a specialty medical products consulting group.

         Ms. Ordonez was elected Vice President of the Company on December 1, 2000. Prior to her employment by the Company in December 2000, Ms. Ordonez was employed by Hoffmann La-Roche, Inc. a leading international healthcare company, where she was President and Chief Executive Officer of Roche Molecular Systems from 1991 to 2000.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to page 10 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual Meeting of Stockholders to be held on October 18, 2001.


Item 11.                  EXECUTIVE COMPENSATION

         The Company incorporates herein by reference pages 11-21 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual Meeting of Stockholders to be held on October 18, 2001.


Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         Information concerning the security ownership of certain beneficial owners is incorporated herein by reference to pages 8-10 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual Meeting of Stockholders to be held on October 18, 2001.

Security Ownership of Management

         Information concerning the security ownership of management is incorporated herein by reference to pages 8-10 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual Meeting of Stockholders to be held on October 18, 2001.

Changes in Control

         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference to pages 20 and 21 of the Company's Proxy Statement dated September 18, 2001, in connection with its Annual Meeting of Stockholders to be held on October 18, 2001.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a) 1.  Financial Statements

         The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated July 26, 2001, appearing in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Stockholders for the fiscal year ended June 30, 2001, is not to be deemed filed as part of this Annual Report on Form 10-K.

           Applera  Corporation
                                                                 Annual Report
                                                                   Page No.
                                                               -----------------

Consolidated Statements of Operations
         Fiscal years 1999, 2000, and 2001 .........................   33

Consolidated Statements of Financial Position
         At June 30, 2000 and 2001 .................................   34

Consolidated Statements of Cash Flows
         Fiscal years 1999, 2000, and 2001 .........................   35

Consolidated Statements of Stockholders' Equity
         Fiscal years 1999, 2000, and 2001 .........................   36

Notes to Consolidated Financial Statements .........................  37-66

Report of Management ...............................................   67

Report of Independent Accountants ..................................   67

           Applied Biosystems Group
                                                                 Annual Report
                                                                   Page No.
                                                               -----------------

Combined Statements of Operations
         Fiscal years 1999, 2000, and 2001 .........................  69

Combined Statements of Financial Position
         At June 30, 2000 and 2001 .................................  70

Combined Statements of Cash Flows
         Fiscal years 1999, 2000, and 2001 .........................  71

Combined Statements of Allocated Net Worth
         Fiscal years 1999, 2000, and 2001 .........................  72

Notes to Combined Financial Statements ............................. 73-89

Report of Management ...............................................  90

Report of Independent Accountants ..................................  90


           Celera Genomics Group
                                                                 Annual Report
                                                                   Page No.
                                                               -----------------

Combined Statements of Operations
         Fiscal years 1999, 2000, and 2001 .........................   91

Combined Statements of Financial Position
         At June 30, 2000 and 2001 .................................   92

Combined Statements of Cash Flows
         Fiscal years 1999, 2000, and 2001 .........................   93

Combined Statements of Allocated Net Worth
         Fiscal years 1999, 2000, and 2001 .........................   94

Notes to Combined Financial Statements ............................. 95-107

Report of Management ...............................................   108

Report of Independent Accountants ..................................   108

(a) 2. Financial Statement Schedule

The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Stockholders for the fiscal year ended June 30, 2001. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                                   10-K Page No.
                                                                   -------------

     Report of Independent Accountants on Financial Statement
     Schedule .....................................................    61

     Schedule II - Valuation and Qualifying Accounts and
     Reserves .....................................................    62


(a) 3. Exhibits

 Exhibit
    No.
---------
2.1 Agreement and Plan of Merger dated March 10, 1999, among The Perkin-Elmer Corporation, a New York corporation, The Perkin-Elmer Corporation, a Delaware corporation, and PE Merger Corp., a New York corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

2.2 Agreement and Plan of Merger dated as of June 12, 2001, among Applera Corporation, a Delaware corporation, Angel Acquisition Sub, Inc., a Delaware corporation, and Axys Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 12, 2001 (Commission file number 1-4389)).

3.1.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 (Commission file number 1-4389)).

3.1.2 Certificate of Designations of Series A Participating Junior Preferred Stock and Series B Participating Junior Preferred Stock (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

4.1 Stockholder Protection Rights Agreement between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-67797)).

4.2 Credit Agreement dated as of April 20, 2000, among The Perkin-Elmer Corporation, the Company, the lenders party thereto, Salomon Smith Barney Inc., Wachovia Bank, N.A., The Chase Manhattan Bank, and Citibank, N.A. (incorporated by reference to Exhibit 4(2) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).

10.1 The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1988 (Commission file number 1-4389)).*

10.2 The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 33-50847)).*

10.3 The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-15189)).*

10.4 The Perkin-Elmer Corporation 1996 Employee Stock Purchase Plan, as amended October 15, 1998 (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.5 The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-38713)).*

10.6 PerSeptive Biosystems, Inc. 1989 Stock Plan, as amended August 1, 1991 (incorporated by reference to Exhibit 10(1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (Commission file number 1-4389)).*

10.7 PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission file No. 0-20032)).*

10.8 Molecular Informatics, Inc. 1997 Equity Ownership Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-42683)).*

10.9 The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.10 PE Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.11 Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, as amended October 19, 2000 (incorporated by reference to Appendix A to Schedule 14A, filed September 11, 2000, containing the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.12 Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, as amended October 19, 2000 (incorporated by reference to Appendix B to Schedule 14A, filed September 11, 2000, containing the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.13 Agreement dated September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.14 Amendment dated August 17, 2001, to Agreement dated September 12, 1995, between the Company and Tony L. White. *

10.15 Deferred Compensation Contract dated September 15, 1994, between the Company and Michael W. Hunkapiller (incorporated by reference to
           Exhibit 10(7) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.16 Change of Control Agreement dated September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.17 Employment Agreement dated November 16, 1995, between the Company and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(11) to Annual Report on Form 10-K of the Company for fiscal year ended June 30, 1996 (Commission file number 1-4389)).*

10.18 Employment Agreement dated November 16, 1995, between the Company and William B. Sawch (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Company for fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.19 Employment Agreement dated September 25, 1997, between the Company and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.20      Letter Agreement dated June 24, 1997, between the Company and Dennis
           L. Winger (incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.21 Deferred Compensation Contract dated July 15, 1993, between the Company and William B. Sawch (incorporated by reference to Exhibit 10(19) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.22 Agreement dated April 28, 1999, between the Company and J. Craig Venter (incorporated by reference to Exhibit 10(20) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1999 (Commission file number 1-4389)).*

10.23 The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996 (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).*

10.24 The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1, 1984, as amended through August 17, 2000 (incorporated by reference to Exhibit 10(23) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).*

10.25 Third Amendment to The Excess Benefit Plan of The Perkin-Elmer Corporation effective January 1, 2001. *

10.26 1993 Director Stock Purchase and Deferred Compensation Plan as amended through March 17, 2000 (incorporated by reference to Exhibit
           10.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2000 (Commission file number 1-4389)).*

10.27 PE Corporation Performance Unit Bonus Plan as amended through November 18, 1999 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 1999 (Commission file number 1-4389)).*

10.28 The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).

10.29 The Perkin-Elmer Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-45187)).*

11 Computation of Net Income (Loss) per Share for the three years ended June 30, 2001 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 2001).

13 Annual Report to Stockholders for the fiscal year ended June 30, 2001 (to the extent incorporated herein by reference).

21         List of Subsidiaries.

23         Consent of PricewaterhouseCoopers LLP.


*          Management plan or compensatory plan or arrangement


(b) Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated June 12, 2001, and filed June 29, 2001, to report under
Item 5 thereof the signing of a definitive agreement for the acquisition of Axys Pharmaceuticals, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLERA CORPORATION


                                   By  /s/  William B. Sawch
                                       ----------------------------------------
                                       William B. Sawch
                                       Senior Vice President and General Counsel


Date:  September 26, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Tony L. White                                           September 26, 2001
-------------------------------------------------
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/ Dennis L. Winger                                        September 26, 2001
-------------------------------------------------
Dennis L. Winger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Vikram Jog                                              September 26, 2001
-------------------------------------------------
Vikram Jog
Controller
(Principal Accounting Officer)

/s/ Richard H. Ayers                                       September 26, 2001
-------------------------------------------------
Richard H. Ayers
Director


/s/ Jean-Luc Belingard                                     September 26, 2001
-------------------------------------------------
Jean-Luc Belingard
Director


/s/ Robert H. Hayes                                        September 26, 2001
-------------------------------------------------
Robert H. Hayes
Director


/s/ Arnold J. Levine                                       September 26, 2001
-------------------------------------------------
Arnold J. Levine
Director


/s/ Theodore E. Martin                                     September 26, 2001
-------------------------------------------------
Theodore E. Martin
Director


/s/ Georges C. St. Laurent, Jr.                            September 26, 2001
-------------------------------------------------
Georges C. St. Laurent, Jr.
Director


/s/ Carolyn W. Slayman                                     September 26, 2001
-------------------------------------------------
Carolyn W. Slayman
Director


/s/ Orin R. Smith                                          September 18, 2001
-------------------------------------------------
Orin R. Smith
Director


/s/ James R. Tobin                                         September 26, 2001
-------------------------------------------------
James R. Tobin
Director

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Applera Corporation


         Our audits of the consolidated financial statements of Applera Corporation referred to in our report dated July 26, 2001, appearing in the 2001 Annual Report to Stockholders of Applera Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Stamford, Connecticut
July 26, 2001

                               APPLERA CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 2000, AND 2001

(Amounts in thousands)

                                                                 ALLOWANCE FOR
                                                               DOUBTFUL ACCOUNTS



Balance at June 30, 1998 ......................................      $ 4,783

Charged to income in fiscal year 1999 .........................        2,101

Deductions from reserve in fiscal year 1999 ...................       (2,601)

Divested Business (2) .........................................         (449)
                                                                     -------

Balance at June 30, 1999 ......................................        3,834

Charged to income in fiscal year 2000 .........................        3,146

Deductions from reserve in fiscal year 2000 ...................       (3,015)
                                                                     -------

Balance at June 30, 2000 (1) ..................................        3,965

Charged to income in fiscal year 2001 .........................        3,326

Deductions from reserve in fiscal year 2001 ...................       (2,221)
                                                                     -------

Balance at June 30, 2001 (1) ..................................      $ 5,070
                                                                     =======

(1) Deducted in the Consolidated Statements of Financial Position from accounts receivable.

(2) See Note 2 to the Consolidated Financial Statements.



                                   SCHEDULE II

                                  EXHIBIT INDEX

Exhibit Number

10.14 Amendment dated August 17, 2001, to Employment Agreement dated September 12, 1995, between the Company and Tony L. White

10.25      Third Amendment to the Excess Benefit Plan of the Perkin-Elmer
           Corporation

13 Annual Report to Stockholders for the fiscal year ended June 30, 2001 (to the extent incorporated herein by reference)

21         List of Subsidiaries

23         Consent of Pricewaterhouse Coopers LLP