Form 10-Q
period 2001-09-30
APPLERA CORP
filed 2001-11-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 301 Merritt 7,
                         Norwalk, Connecticut 06851-0001
          (Address of Principal Executive Offices, Including Zip Code)

                                 (203) 840-2000
              (Registrant's Telephone Number, Including Area Code)

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

As of the close of business on November 7, 2001, there were 211,930,744 shares of Applera Corporation - Applied Biosystems Group Common Stock and 62,171,827 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX

Part I.  Financial Information                                                        Page

Item 1.    Financial Statements
     A.    Applera Corporation Consolidated
               Condensed Consolidated Statements of Operations for the
                    Three Months Ended September 30, 2000 and 2001                       1

               Condensed Consolidated Statements of Financial Position at
                    June 30, 2001 and September 30, 2001                                 2

               Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended September 30, 2000 and 2001                       3

               Notes to Unaudited Condensed Consolidated Financial Statements         4-17

     B.    Applied Biosystems Group
               Condensed Combined Statements of Operations for the
                    Three Months Ended September 30, 2000 and 2001                      18

               Condensed Combined Statements of Financial Position at
                    June 30, 2001 and September 30, 2001                                19

               Condensed Combined Statements of Cash Flows for the
                    Three Months Ended September 30, 2000 and 2001                      20

               Notes to Unaudited Condensed Combined Financial Statements            21-25

     C.    Celera Genomics Group
               Condensed Combined Statements of Operations for the
                    Three Months Ended September 30, 2000 and 2001                      26

               Condensed Combined Statements of Financial Position at
                    June 30, 2001 and September 30, 2001                                27

               Condensed Combined Statements of Cash Flows for the
                    Three Months Ended September 30, 2000 and 2001                      28

               Notes to Unaudited Condensed Combined Financial Statements            29-33

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             34-58

Part II.  Other Information                                                             59

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)

                                                           Three Months Ended
                                                              September 30,
                                                            2000          2001
                                                         ---------    ---------
 Net Revenues                                             $367,414    $387,854
 Cost of sales                                             169,268     186,524
                                                          --------    --------
 Gross Margin                                              198,146     201,330
 Selling, general and administrative                       103,005     107,107
 Research, development and engineering                      77,940      84,502
 Amortization of goodwill and intangibles                   11,081         471
                                                          --------    --------
 Operating Income                                            6,120       9,250
 Gain on investments                                        12,004
 Interest expense                                           (1,053)       (240)
 Interest income                                            22,567      14,347
 Other expense, net                                         (2,902)     (1,738)
                                                          --------    --------
 Income Before Income Taxes                                 36,736      21,619
 Provision for income taxes                                 12,280       4,634
                                                          --------    --------
 Net Income                                               $ 24,456    $ 16,985
                                                          ========    ========

 Applied Biosystems Group (see Note 5)
   Net Income                                             $ 49,144    $ 32,196
       Basic per share                                    $   0.23    $   0.15
       Diluted per share                                  $   0.22    $   0.15
   Dividends Per Share                                    $ 0.0425    $ 0.0425

 Celera Genomics Group (see Note 5)
   Net Loss                                               $(25,689)   $(15,562)
       Basic and diluted per share                        $  (0.43)   $  (0.25)

      See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                          At June 30, At September 30,
                                                              2001         2001
                                                          ----------  ----------------
                                                                        (unaudited)
 Assets
 Current assets
   Cash and cash equivalents                              $  608,535    $  599,180
   Short-term investments                                    779,482       791,859
   Accounts receivable, net                                  400,803       374,949
   Inventories, net                                          149,658       160,903
   Prepaid expenses and other current assets                 103,006        88,675
                                                          ----------    ----------
 Total current assets                                      2,041,484     2,015,566
 Property, plant and equipment, net                          435,560       448,112
 Other long-term assets                                      410,814       401,475
                                                          ----------    ----------
 Total Assets                                             $2,887,858    $2,865,153
                                                          ==========    ==========
 Liabilities and Stockholders' Equity
 Current liabilities
   Loans payable                                          $   14,678    $   11,954
   Current portion of long-term debt                          30,480        31,757
   Accounts payable                                          178,264       151,831
   Accrued salaries and wages                                 64,854        58,808
   Accrued taxes on income                                    83,016        86,992
   Other accrued expenses                                    215,823       221,394
                                                          ----------    ----------
 Total current liabilities                                   587,115       562,736
 Other long-term liabilities                                 152,432       152,703
                                                          ----------    ----------
 Total Liabilities                                           739,547       715,439

 Stockholders' Equity
   Capital stock
         Applera Corporation - Applied Biosystems Group        2,115         2,117
         Applera Corporation - Celera Genomics Group             617           620
   Capital in excess of par value                          1,832,000     1,844,070
   Retained earnings                                         369,444       377,435
   Accumulated other comprehensive loss                      (55,865)      (73,716)
   Treasury stock                                                             (812)
                                                          ----------    ----------
 Total Stockholders' Equity                                2,148,311     2,149,714
                                                          ----------    ----------
 Total Liabilities and Stockholders' Equity               $2,887,858    $2,865,153
                                                          ==========    ==========

      See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                            Three months ended
                                                              September 30,
                                                             2000         2001
                                                          ---------    ---------
 Operating Activities from Continuing Operations
 Net income                                               $  24,456    $  16,985
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                           28,962       24,483
     Long-term compensation programs                          1,950        2,102
     Gain on sale of assets                                 (12,004)
     Deferred income taxes                                     (249)      (9,563)
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                          5,532       36,664
     Increase in inventories                                 (2,806)      (9,889)
     Increase in prepaid expenses and other assets          (13,480)      (7,383)
     Decrease in accounts payable and other liabilities     (94,169)     (29,381)
                                                          ---------    ---------
 Net Cash Provided (Used) by Operating Activities           (61,808)      24,018
                                                          ---------    ---------
 Investing Activities from Continuing Operations
 Additions to property, plant and equipment, net            (76,674)     (31,451)
 Sales (purchases) of short-term investments, net               622       (9,594)
 Investments                                                 (3,006)
 Proceeds from the sale of assets, net                       12,004
                                                          ---------    ---------
 Net Cash Used by Investing Activities                      (67,054)     (41,045)
                                                          ---------    ---------
 Net Cash From Continuing Operations
   Before Financing Activities                             (128,862)     (17,027)
                                                          ---------    ---------
 Net Cash Used by Operating Activities
   From Discontinued Operations                              (1,228)        (300)
                                                          ---------    ---------
 Financing Activities
 Net change in loans payable                                 (1,462)      (3,115)
 Dividends                                                   (8,860)      (8,979)
 Purchases of common stock for treasury                                     (941)
 Proceeds from stock issued for stock plans                  25,817        6,652
                                                          ---------    ---------
 Net Cash Provided (Used) by Financing Activities            15,495       (6,383)
                                                          ---------    ---------
 Effect of Exchange Rate Changes on Cash                     (5,637)      14,355
                                                          ---------    ---------
 Net Change in Cash and Cash Equivalents                   (120,232)      (9,355)
 Cash and Cash Equivalents Beginning of Period              964,502      608,535
                                                          ---------    ---------
 Cash and Cash Equivalents End of Period                  $ 844,270    $ 599,180
                                                          =========    =========

      See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Applera Corporation (the "Company") 2001 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for goodwill and other intangibles discussed in Note 2.

The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments that are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the condensed consolidated financial statements have been reclassified for comparative purposes.

The Applied Biosystems group's and the Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto.

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Company has reclassified certain other intangible assets associated with its workforce to goodwill and no longer amortizes goodwill. The following table provides pro forma information for the three months ended September 30, 2000 had the provisions of SFAS No. 142 been applied to the fiscal 2001 financial results:

 Applera Net Income                            $ 34.8

 Applied Biosystems Group
   Net Income                                  $ 49.6
       Basic per share                         $ 0.24
       Diluted per share                       $ 0.22

 Celera Genomics Group
   Net Loss                                    $(15.6)
       Basic and diluted per share             $(0.26)

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 3 - PENDING ACQUISITIONS

Axys Pharmaceuticals, Inc.
In June 2001, the Company signed a definitive merger agreement to acquire Axys Pharmaceuticals, Inc. ("Axys") in a stock-for-stock transaction. A special meeting of Axys' stockholders is scheduled for November 16, 2001 in order for the Axys stockholders to vote on the proposed merger. Subject to the approval of the Axys stockholders and the satisfaction of other closing conditions, the merger is expected to be completed on November 16, 2001, or shortly thereafter. The net assets and results of operations of Axys are not included in the Company's consolidated financial statements. The following selected unaudited pro forma information for the Company has been prepared assuming the merger had occurred at the beginning of fiscal 2001 and gives effect to purchase accounting adjustments, except for the write-off of between approximately $65 million and $75 million relating to in-process research and development expected to be expensed upon consummation of the merger.

                                             Three months ended
(Dollar amounts in millions except             September 30,
 per share amounts)                           2000       2001
                                             ------     ------
 Net revenues                                $370.0     $388.7
 Net income                                  $ 18.9     $  2.0

 Applied Biosystems Group
   Net Income                                $ 49.1     $ 32.2
     Basic per share                         $ 0.23     $ 0.15
     Diluted per share                       $ 0.22     $ 0.15

 Celera Genomics group
   Net Loss                                  $(31.2)    $(30.5)
     Basic and diluted per share             $(0.48)    $(0.45)

During the three months ended September 30, 2001, Axys recorded a noncash pretax charge of $10.8 million for the impairment of an investment.

See Note 2 to the consolidated financial statements in the Company's 2001 Annual Report to Stockholders for a further discussion of this pending acquisition.

Boston Probes, Inc.
During the second quarter of fiscal 2002, the Company acquired the remaining shares of Boston Probes, Inc. not previously owned, or approximately 87% of the outstanding shares, and certain intellectual property rights related to peptide nucleic acids for approximately $33 million in cash. Boston Probes develops and commercializes products employing peptide nucleic acid (PNA) probe technology and has developed novel chemistry platforms based on its PNA technology.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive loss included in stockholders' equity on the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive loss for the three months ended September 30, 2000 and 2001 is presented in the following table:

                                                       Three months ended
                                                         September 30,
(Dollar amounts in millions)                            2000        2001
                                                       ------      ------
Net income                                             $ 24.5      $ 17.0
Other comprehensive loss:
  Foreign currency translation adjustments              (12.6)       19.3
  Unrealized gain (loss) on hedge contracts, net
     of tax                                               5.1        (8.9)
  Reclassification adjustments for net gains on
    hedge contracts included in net income, net
    of tax                                                (.7)       (3.3)
  Unrealized loss on investments, net of tax            (21.9)      (24.9)
  Reclassification adjustments for gains on
    investments included in net income, net of tax       (7.8)
                                                       ------      ------
Other comprehensive loss                                (37.9)      (17.8)
                                                       ------      ------
Comprehensive loss                                     $(13.4)     $  (.8)
                                                       ======      ======

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each class of common stock is computed by dividing the earnings or losses allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings (loss) per share is computed by dividing the earnings or losses allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents.

The earnings or losses allocated to each class of common stock are determined by the Company's Board of Directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America consistently applied. The Company believes this method of allocation is systematic and reasonable. The Board can, at its discretion, change the method of allocating earnings or losses to each class of common stock at any time.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the three months ended September 30:

                                                 Applied Biosystems      Celera Genomics
                                                        Group                 Group
 (Amounts in thousands                           -------------------   --------------------
 except per share amounts)                         2000       2001       2000        2001
                                                 --------   --------   --------    --------
 Weighted average number of common shares
   used in the calculation of basic earnings
   (loss) per share                               209,127    211,363     59,709      61,792

 Common stock equivalents                          12,046      3,850
                                                 --------   --------   --------    --------
 Shares used in the calculation of diluted
   earnings (loss) per share                      221,173    215,213     59,709      61,792
                                                 ========   ========   ========    ========
 Earnings (loss) used in the calculation of
   basic and diluted earnings (loss) per share   $ 49,144   $ 32,196   $(25,689)   $(15,562)
                                                 ========   ========   ========    ========
 Earnings (loss) per share
     Basic                                       $   0.23   $   0.15   $  (0.43)   $  (0.25)
     Diluted                                     $   0.22   $   0.15   $  (0.43)   $  (0.25)

Options to purchase 6.1 million and 20.1 million shares of Applera Corporation - Applied Biosystems Group Common Stock were outstanding at September 30, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. Options and warrants to purchase
12.3 million and 17.6 million shares of Applera Corporation - Celera Genomics Group Common Stock were outstanding at September 30, 2000 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                                June 30,       September 30,
(Dollar amounts in millions)                      2001             2001
                                                 ------           ------
Raw materials and supplies                       $ 58.8           $ 63.8
Work-in-process                                    12.9             10.4
Finished products                                  78.0             86.7
                                                 ------           ------
Total inventories                                $149.7           $160.9
                                                 ======           ======

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                            Three months ended
                                                               September 30,
(Dollar amounts in millions)                                 2000        2001
                                                            ------       ----
Tax benefit related to employee stock options               $20.3        $3.4
Dividends declared not paid                                 $ 8.9        $9.0

NOTE 8 - FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Company utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income (loss), is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the first three months of fiscal 2002, the Company recognized net gains of $4.7 million in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At September 30, 2001, $1.3 million of derivative losses ($1.1

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

million net of deferred taxes) recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months.

NOTE 9 - SEGMENT INFORMATION

The following table presents summarized segment financial information for the three months ended September 30:

                                Applied       Celera
                               Biosystems    Genomics
(Dollar amounts in millions)     Group         Group          Other       Consolidated
                               ----------    --------        -------      ------------
2000
Net revenues from
  external customers            $ 349.1       $  18.3        $    --        $ 367.4
Intersegment revenues              14.5            --          (14.5)            --
                                -------       -------        -------        -------
Total revenues                  $ 363.6       $  18.3        $ (14.5)       $ 367.4
                                =======       =======        =======        =======
Operating income (loss)         $  57.9       $ (52.6)       $   0.8        $   6.1
                                =======       =======        =======        =======
2001
Net revenues from
  external customers            $ 360.5       $  27.3        $   0.1        $ 387.9
Intersegment revenues               6.1            --           (6.1)            --
                                -------       -------        -------        -------
Total revenues                  $ 366.6       $  27.3        $  (6.0)       $ 387.9
                                =======       =======        =======        =======
Operating income (loss)         $  43.1       $ (25.5)       $  (8.3)       $   9.3
                                =======       =======        =======        =======

The "Other" column represents the elimination of intergroup activity and the results of the Celera Diagnostics joint venture, a joint venture between the Applied Biosystems group and the Celera Genomics group. See Note 6 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders.

NOTE 10 - CONTINGENCIES

Amersham

On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the `648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the `648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the `648 patent is invalid and unenforceable, and that the

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the `648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the `648 patent. On April 6, 2001, the court granted the Company's motion for summary judgment finding that the Company's recently introduced BigDye Version 3.0 dye technology does not infringe the `648 patent.

On March 13, 1998, the Company filed a patent infringement action against Amersham and Molecular Dynamics, Inc. in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 4,811,218) is infringed by reason of Molecular Dynamics' and Amersham's sale of certain DNA analysis systems (e.g., the MegaBACE 1000 System). In response, Amersham has asserted various affirmative defenses and several counterclaims, including that the Company is infringing two patents, U.S. Patent No. 5,091,652 ("the `652 patent") and U.S. Patent No. 5,459,325, each owned by or licensed to Molecular Dynamics, by selling certain ABI PRISM(TM) DNA sequencing systems. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the `652 patent. The trial date previously scheduled for August 6, 2001 was vacated in July 2001.

On May 21, 1998, Amersham filed a patent infringement action against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company is infringing, contributing to the infringement of, and inducing the infringement of U.S. Patent No. 4,707,235 ("the `235 patent") by reason of the Company's sale of certain ABI PRISM(TM) DNA sequencing systems. The complaint seeks injunctive and monetary relief. The Company answered the complaint, alleging that the `235 patent is invalid and that the Company does not infringe the `235 patent. The matters described in this paragraph and the immediately preceding paragraph have been consolidated into a single case to be heard in the United States District Court for the Northern District of California. In December 2000, the court granted the Company's motion for summary judgment of non-infringement of the `235 patent. However, on December 18, 2000, Amersham filed a new complaint alleging that the Company is infringing the `235 patent by reason of the Company's sale of certain DNA sequencing systems, which allegations were not in the previous suit under the `235 patent. This action is in the early stages of discovery.

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

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The Company believes that the claims asserted by Amersham and Molecular Dynamics in the foregoing cases are without merit and intends to defend the cases vigorously. However, the outcome of this or any other litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Company.

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

NOTE 11 - CONSOLIDATING INFORMATION

Presented below is the consolidating financial information reflecting the businesses of the individual groups, including the allocation of expenses between groups in accordance with the Company's allocation policies, as well as other related party transactions, such as sales of products between groups and interest income and expense on intercompany borrowings. Earnings attributable to each group has been determined in accordance with accounting principles generally accepted in the U.S.

See Note 1 to the Applied Biosystems group's and the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a detailed description of allocation policies.

In the following tables, the "Eliminations/Other" column represents the elimination of intergroup activity and the results of the Celera Diagnostics joint venture, a joint venture between the Applied Biosystems group and the Celera Genomics group.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Operations For the Three Months Ended
September 30, 2001

                                            Applied      Celera
                                           Biosystems   Genomics    Eliminations/
(Dollar amounts in thousands)                Group        Group         Other      Consolidated
                                           -----------  ---------   -------------  ------------
Net revenues from external customers       $ 360,480    $  27,274    $     100      $ 387,854
Intergroup revenues                            6,072                    (6,072)
                                           ---------    ---------    ---------      ---------
Net Revenues                                 366,552       27,274       (5,972)       387,854
Cost of sales                                179,373       11,915       (4,764)       186,524
                                           ---------    ---------    ---------      ---------
Gross Margin                                 187,179       15,359       (1,208)       201,330
Selling, general and administrative           81,727       10,588       14,792        107,107
Corporate allocated expenses                  10,023        2,017      (12,040)
Research, development and engineering         52,318       27,742        4,442         84,502
Amortization of goodwill and intangibles                      471                         471
                                           ---------    ---------    ---------      ---------
Operating Income (Loss)                       43,111      (25,459)      (8,402)         9,250
Interest expense                                (240)                                    (240)
Interest income                                3,497       10,850                      14,347
Other expense, net                            (1,022)        (716)                     (1,738)
Loss from joint venture                                    (9,377)       9,377
                                           ---------    ---------    ---------      ---------
Income (Loss) Before Income Taxes             45,346      (24,702)         975         21,619
Provision (benefit) for income taxes          13,150       (9,140)         624          4,634
                                           ---------    ---------    ---------      ---------
Net Income (Loss)                          $  32,196    $ (15,562)   $     351      $  16,985
                                           =========    =========    =========      =========

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Financial Position At September 30, 2001

                                                  Applied           Celera
                                                 Biosystems        Genomics       Eliminations/
(Dollar amounts in thousands)                      Group            Group            Other          Consolidated
                                                 ----------       ----------      -------------     ------------
Assets
Current assets
    Cash and cash equivalents                    $  422,690       $  176,490       $       --        $  599,180
    Short-term investments                                           791,859                            791,859
    Accounts receivable, net                        354,244           24,211           (3,506)          374,949
    Inventories                                     152,112            6,414            2,377           160,903
    Prepaid expenses and other current assets        81,654            5,962            1,059            88,675
                                                 ----------       ----------       ----------        ----------
Total current assets                              1,010,700        1,004,936              (70)        2,015,566
Property, plant and equipment, net                  336,360          112,516             (764)          448,112
Other long-term assets                              337,601           64,249             (375)          401,475
                                                 ----------       ----------       ----------        ----------
Total Assets                                     $1,684,661       $1,181,701       $   (1,209)       $2,865,153
                                                 ==========       ==========       ==========        ==========
Liabilities And Stockholders' Equity
Current liabilities
    Loans payable                                $   11,954       $       --       $       --        $   11,954
    Current portion of long-term debt                31,757                                              31,757
    Accounts payable                                140,898           10,751              182           151,831
    Accrued salaries and wages                       47,005           10,479            1,324            58,808
    Accrued taxes on income                          83,573                             3,419            86,992
    Other accrued expenses                          172,447           51,816           (2,869)          221,394
                                                 ----------       ----------       ----------        ----------
Total current liabilities                           487,634           73,046            2,056           562,736
Other long-term liabilities                         130,190           22,513                            152,703
                                                 ----------       ----------       ----------        ----------
Total Liabilities                                   617,824           95,559            2,056           715,439
                                                 ----------       ----------       ----------        ----------
Stockholders' Equity
Applera Corporation - Applied Biosystems stock                                          2,117             2,117
Applera Corporation - Celera Genomics stock                                               620               620
Other stockholders' equity                        1,066,837        1,086,142           (6,002)        2,146,977
                                                 ----------       ----------       ----------        ----------
Total Stockholders' Equity                        1,066,837        1,086,142           (3,265)        2,149,714
                                                 ----------       ----------       ----------        ----------
Total Liabilities And Stockholders' Equity       $1,684,661       $1,181,701       $   (1,209)       $2,865,153
                                                 ==========       ==========       ==========        ==========

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Cash Flows For the Three Months Ended
September 30, 2001

                                                               Applied         Celera
                                                              Biosystems      Genomics     Eliminations/
(Dollar amounts in thousands)                                   Group          Group           Other      Consolidated
                                                              ----------     ---------     -------------  ------------
Operating Activities From Continuing Operations
Net income (loss)                                             $  32,196      $ (15,562)     $     351      $  16,985
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
    Depreciation and amortization                                17,511          7,353           (381)        24,483
    Long-term compensation programs                               1,619            483                         2,102
    Deferred income taxes                                        (9,322)         1,218         (1,459)        (9,563)
    Loss from joint venture                                                      9,377         (9,377)
    Nonreimbursable utilization of tax benefits generated
     by the Celera Genomics group                                 7,934         (7,934)
Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable                     39,126           (192)        (2,270)        36,664
  Increase in inventories                                        (9,943)          (175)           229         (9,889)
  Increase in prepaid expenses and other assets                  (4,063)        (1,699)        (1,621)        (7,383)
  Decrease in accounts payable and other liabilities            (23,928)       (13,879)         8,426        (29,381)
                                                              ---------      ---------      ---------      ---------
Net Cash Provided (Used) By Operating Activities                 51,130        (21,010)        (6,102)        24,018
                                                              ---------      ---------      ---------      ---------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                 (26,446)        (3,236)        (1,769)       (31,451)
Purchases of short-term investments, net                                        (9,594)                       (9,594)
Acquisitions and investments, net                                   431         (8,302)         7,871             --
                                                              ---------      ---------      ---------      ---------
Net Cash Used By Investing Activities                           (26,015)       (21,132)         6,102        (41,045)
                                                              ---------      ---------      ---------      ---------
Net Cash From Continuing Operations Before
  Financing Activities                                           25,115        (42,142)                      (17,027)
                                                              ---------      ---------      ---------      ---------
Net Cash Used by Operating Activities
  From Discontinued Operations                                     (300)                                        (300)
                                                              ---------      ---------      ---------      ---------
Financing Activities
Net change in loans payable                                      (3,115)                                      (3,115)
Dividends                                                        (8,979)                                      (8,979)
Purchases of treasury stock                                                       (941)                         (941)
Proceeds from stock issued for stock plans                        3,155          3,497                         6,652
                                                              ---------      ---------      ---------      ---------
Net Cash Provided (Used) By Financing Activities                 (8,939)         2,556                        (6,383)
                                                              ---------      ---------      ---------      ---------
Effect of Exchange Rate on Changes In Cash                       14,355                                       14,355
                                                              ---------      ---------      ---------      ---------
Net Change In Cash And Cash Equivalents                          30,231        (39,586)                       (9,355)
Cash And Cash Equivalents Beginning Of Period                   392,459        216,076                       608,535
                                                              ---------      ---------      ---------      ---------
Cash And Cash Equivalents End Of Period                       $ 422,690      $ 176,490      $      --      $ 599,180
                                                              =========      =========      =========      =========

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Operations For the Three Months Ended
September 30, 2000

                                               Applied         Celera
                                              Biosystems       Genomics     Eliminations/
(Dollar amounts in thousands)                   Group           Group          Other         Consolidated
                                              ----------      ---------     -------------    ------------
Net revenues from external customers          $ 349,161       $  18,253       $      --       $ 367,414
Intergroup revenues                              14,411                         (14,411)
                                              ---------       ---------       ---------       ---------
Net Revenues                                    363,572          18,253         (14,411)        367,414
Cost of sales                                   169,625           5,767          (6,124)        169,268
                                              ---------       ---------       ---------       ---------
Gross Margin                                    193,947          12,486          (8,287)        198,146
Selling, general and administrative              79,878          10,939          12,188         103,005
Corporate allocated expenses                     10,097           2,091         (12,188)
Research, development and engineering            46,115          40,977          (9,152)         77,940
Amortization of goodwill and intangibles                         11,081                          11,081
                                              ---------       ---------       ---------       ---------
Operating Income (Loss)                          57,857         (52,602)            865           6,120
Gain on investments                              12,004                                          12,004
Interest expense                                   (267)           (786)                         (1,053)
Interest income                                   4,381          18,186                          22,567
Other income (expense), net                      (2,913)             11                          (2,902)
                                              ---------       ---------       ---------       ---------
Income (Loss) Before Income Taxes                71,062         (35,191)            865          36,736
Provision (benefit) for income taxes             21,918          (9,502)           (136)         12,280
                                              ---------       ---------       ---------       ---------
Net Income (Loss)                             $  49,144       $ (25,689)      $   1,001       $  24,456
                                              =========       =========       =========       =========

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Financial Position At June 30, 2001

                                                     Applied          Celera
                                                    Biosystems       Genomics      Eliminations/
(Dollar amounts in thousands)                         Group            Group           Other        Consolidated
                                                    ----------      ----------     -------------    ------------
Assets
Current assets
    Cash and cash equivalents                       $  392,459      $  216,076      $       --       $  608,535
    Short-term investments                                             779,482                          779,482
    Accounts receivable, net                           382,560          24,019          (5,776)         400,803
    Inventories                                        140,813           6,239           2,606          149,658
    Prepaid expenses and other current assets           98,124           4,838              44          103,006
                                                    ----------      ----------      ----------       ----------
Total current assets                                 1,013,956       1,030,654          (3,126)       2,041,484
Property, plant and equipment, net                     315,356         123,497          (3,293)         435,560
Other long-term assets                                 348,575          65,985          (3,746)         410,814
                                                    ----------      ----------      ----------       ----------
Total Assets                                        $1,677,887      $1,220,136      $  (10,165)      $2,887,858
                                                    ==========      ==========      ==========       ==========
Liabilities And Stockholders' Equity
Current liabilities
    Loans payable                                   $   14,678      $       --      $       --       $   14,678
    Current portion of long-term debt                   30,480                                           30,480
    Accounts payable                                   162,104          21,024          (4,864)         178,264
    Accrued salaries and wages                          49,553          15,088             213           64,854
    Accrued taxes on income                             82,717                             299           83,016
    Other accrued expenses                             168,552          49,468          (2,197)         215,823
                                                    ----------      ----------      ----------       ----------
Total current liabilities                              508,084          85,580          (6,549)         587,115
Other long-term liabilities                            128,592          23,840                          152,432
                                                    ----------      ----------      ----------       ----------
Total Liabilities                                      636,676         109,420          (6,549)         739,547
                                                    ----------      ----------      ----------       ----------
Stockholders' Equity
Applera Corporation - Applied Biosystems stock                                           2,115            2,115
Applera Corporation - Celera Genomics stock                                                617              617
Other stockholders' equity                           1,041,211       1,110,716          (6,348)       2,145,579
                                                    ----------      ----------      ----------       ----------
Total Stockholders' Equity                           1,041,211       1,110,716          (3,616)       2,148,311
                                                    ----------      ----------      ----------       ----------
Total Liabilities And Stockholders' Equity          $1,677,887      $1,220,136      $  (10,165)      $2,887,858
                                                    ==========      ==========      ==========       ==========

Consolidating Statement of Cash Flows For the Three Months Ended
September 30, 2000

                                                                     Applied        Celera
                                                                    Biosystems     Genomics     Eliminations/
(Dollar amounts in thousands)                                         Group          Group         Other        Consolidated
                                                                    ----------     --------     -------------   ------------
Operating Activities From Continuing Operations
Net income (loss)                                                    $ 49,144      $(25,689)       $ 1,001        $  24,456
Adjustments to reconcile net income (loss) to net
  cash used by operating activities
    Depreciation and amortization                                      13,866        15,961           (865)          28,962
    Long-term compensation programs                                     1,618           332                           1,950
    Deferred income taxes                                                              (249)                           (249)
    Gain from sales of assets                                         (12,004)                                      (12,004)
    Nonreimbursable utilization of tax benefits generated
      by the Celera Genomics group                                      2,908        (2,908)
Changes in operating assets and liabilities
  Decrease in tax benefit receivable from the
    Applied Biosystems group                                                         10,224        (10,224)
  (Increase) decrease in accounts receivable                             (655)        3,422          2,765            5,532
  (Increase) decrease in inventories                                   (3,336)          530                          (2,806)
  (Increase) decrease in prepaid expenses and other assets            (13,847)          503           (136)         (13,480)
  Decrease in accounts payable and other liabilities                  (92,310)       (9,318)         7,459          (94,169)
                                                                     --------      --------        -------        ---------
Net Cash Used By Operating Activities                                 (54,616)       (7,192)                        (61,808)
                                                                     --------      --------        -------        ---------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                       (71,707)       (4,967)                        (76,674)
Purchases of short-term investments, net                                                622                             622
Acquisitions and investments, net                                      (3,006)                                       (3,006)
Proceeds from the sale of assets, net                                  12,004                                        12,004
                                                                     --------      --------        -------        ---------
Net Cash Used By Investing Activities                                 (62,709)       (4,345)                        (67,054)
                                                                     --------      --------        -------        ---------
Net Cash From Continuing Operations Before
  Financing Activities                                               (117,325)      (11,537)                       (128,862)
                                                                     --------      --------        -------        ---------
Net Cash Used by Operating Activities
  From Discontinued Operations                                         (1,228)                                       (1,228)
                                                                     --------      --------        -------        ---------
Financing Activities
Net change in loans payable                                            (1,462)                                       (1,462)
Dividends                                                              (8,860)                                       (8,860)
Proceeds from stock issued for stock plans                             17,626         8,191                          25,817
                                                                     --------      --------        -------        ---------
Net Cash Provided By Financing Activities                               7,304         8,191                          15,495
                                                                     --------      --------        -------        ---------
Effect of Exchange Rate on Changes In Cash                             (5,637)                                       (5,637)
                                                                     --------      --------        -------        ---------
Net Change In Cash And Cash Equivalents                              (116,886)       (3,346)                       (120,232)
Cash And Cash Equivalents Beginning Of Period                         394,608       569,894                         964,502
                                                                     --------      --------        -------        ---------
Cash And Cash Equivalents End Of Period                              $277,722      $566,548        $    --        $ 844,270
                                                                     ========      ========        =======        =========

                            APPLIED BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                                  Three Months Ended
                                                                                    September 30,
                                                                                  2000           2001
                                                                                --------      --------
 Net Revenues                                                                   $363,572      $366,552
 Cost of sales                                                                   169,625       179,373
                                                                                --------      --------
 Gross Margin                                                                    193,947       187,179
 Selling, general and administrative                                              89,975        91,750
 Research, development and engineering                                            46,115        52,318
                                                                                --------      --------
 Operating Income                                                                 57,857        43,111
 Gain on investments                                                              12,004
 Interest expense                                                                   (267)         (240)
 Interest income                                                                   4,381         3,497
 Other expense, net                                                               (2,913)       (1,022)
                                                                                --------      --------
 Income Before Income Taxes                                                       71,062        45,346
 Provision for income taxes                                                       21,918        13,150
                                                                                --------      --------
 Net Income                                                                     $ 49,144      $ 32,196
                                                                                ========      ========

   See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                At June 30,   At September 30,
                                                                   2001             2001
                                                                -----------   ----------------
                                                                                (unaudited)
 Assets
 Current assets
   Cash and cash equivalents                                    $   392,459      $  422,690
   Accounts receivable, net                                         382,560         354,244
   Inventories, net                                                 140,813         152,112
   Prepaid expenses and other current assets                         98,124          81,654
                                                                -----------      ----------
 Total current assets                                             1,013,956       1,010,700
 Property, plant and equipment, net                                 315,356         336,360
 Other long-term assets                                             348,575         337,601
                                                                -----------      ----------
 Total Assets                                                   $ 1,677,887      $1,684,661
                                                                ===========      ==========
 Liabilities and Allocated Net Worth
 Current liabilities
   Loans payable                                                $    14,678      $   11,954
   Current portion of long-term debt                                 30,480          31,757
   Accounts payable                                                 162,104         140,898
   Accrued salaries and wages                                        49,553          47,005
   Accrued taxes on income                                           82,717          83,573
   Other accrued expenses                                           168,552         172,447
                                                                -----------      ----------
 Total current liabilities                                          508,084         487,634
 Other long-term liabilities                                        128,592         130,190
                                                                -----------      ----------
 Total Liabilities                                                  636,676         617,824
 Allocated Net Worth                                              1,041,211       1,066,837
                                                                -----------      ----------
 Total Liabilities and Allocated Net Worth                      $ 1,677,887      $1,684,661
                                                                ===========      ==========

   See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                          (Dollar amounts in thousands)

                                                                                     September 30,
                                                                              2000                 2001
                                                                            ---------            --------
 Operating Activities from Continuing Operations
 Net income                                                                 $  49,144            $ 32,196
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                             13,866              17,511
     Long-term compensation programs                                            1,618               1,619
     Gain on sale of assets                                                   (12,004)
     Nonreimbursable utilization of tax benefits generated
       by the Celera Genomics group                                             2,908               7,934
     Deferred income taxes                                                                         (9,322)
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                  (655)             39,126
     Increase in inventories                                                   (3,336)             (9,943)
     Increase in prepaid expenses and other assets                            (13,847)             (4,063)
     Decrease in accounts payable and other liabilities                       (92,310)            (23,928)
                                                                            ---------            --------
 Net Cash Provided (Used) by Operating Activities                             (54,616)             51,130
                                                                            ---------            --------
 Investing Activities from Continuing Operations
 Additions to property, plant and equipment, net                              (71,707)            (26,446)
 Investments                                                                   (3,006)                431
 Proceeds from the sale of assets, net                                         12,004
                                                                            ---------            --------
 Net Cash Used by Investing Activities                                        (62,709)            (26,015)
                                                                            ---------            --------
 Net Cash from Continuing Operations
   Before Financing Activities                                               (117,325)             25,115
                                                                            ---------            --------
 Net Cash Used by Operating Activities
   From Discontinued Operations                                                (1,228)               (300)
                                                                            ---------            --------
 Financing Activities
 Net change in loans payable                                                   (1,462)             (3,115)
 Dividends                                                                     (8,860)             (8,979)
 Proceeds from stock issued for stock plans                                    17,626               3,155
                                                                            ---------            --------
 Net Cash Provided (Used) by Financing Activities                               7,304              (8,939)
                                                                            ---------            --------
 Effect of Exchange Rate Changes on Cash                                       (5,637)             14,355
                                                                            ---------            --------
 Net Change in Cash and Cash Equivalents                                     (116,886)             30,231
 Cash and Cash Equivalents Beginning of Period                                394,608             392,459
                                                                            ---------            --------
 Cash and Cash Equivalents End of Period                                    $ 277,722            $422,690
                                                                            =========            ========

   See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Applera Corporation (the "Company") 2001 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for goodwill and other intangibles. Effective July 1, 2001, the Applied Biosystems group adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and as a result, the Applied Biosystems group no longer amortizes goodwill. Amortization of goodwill in prior year periods was immaterial.

The unaudited condensed combined financial statements reflect, in the opinion of the Company's management, all adjustments that are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the condensed combined financial statements have been reclassified for comparative purposes.

The Applied Biosystems group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto.

NOTE 2 - ACQUISITIONS AND OTHER

Boston Probes, Inc.

During the second quarter of fiscal 2002, the Company acquired the remaining shares of Boston Probes, Inc. not previously owned, or approximately 87% of the outstanding shares, and certain intellectual property rights related to peptide nucleic acids for approximately $33 million in cash. Boston Probes develops and commercializes products employing peptide nucleic acid (PNA) probe technology and has developed novel chemistry platforms based on its PNA technology.

Transfer of Business Unit from the Celera Genomics Group

Effective July 1, 2001, the Company transferred the assets, liabilities and personnel of a business unit from the Celera Genomics group to the Applied Biosystems group. The Company's Board of Directors determined that the assets of the business to be transferred and the liabilities of the business to be assumed by the Applied Biosystems group constituted fair value for the transfer. The net assets were transferred at recorded book value as an increase to the Applied Biosystems group's allocated net worth. The Applied Biosystems group plans to utilize the resources of this business unit for initiatives that will include validation of single nucleotide polymorphisms.

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 3 - COMPREHENSIVE INCOME

Accumulated other comprehensive loss included in allocated net worth on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three months ended September 30, 2000 and 2001 is presented in the following table:

                                                         Three months ended
                                                           September 30,
(Dollar amounts in millions)                             2000        2001
                                                        -----       -----
Net income                                              $49.1       $32.2
Other comprehensive loss:
  Foreign currency translation adjustments              (12.6)       19.2
  Unrealized gain (loss) on hedge contract, net
     of tax                                               5.1        (8.9)
  Reclassification adjustments for net gains on
    hedge contracts included in net income, net
    of tax                                                (.7)       (3.3)
  Unrealized loss on investments, net of tax            (22.2)      (26.7)
  Reclassification adjustments for gains on
    investments included in net income, net of tax       (7.8)
                                                        -----       -----
Other comprehensive loss                                (38.2)      (19.7)
                                                        -----       -----
Comprehensive income                                    $10.9       $12.5
                                                        =====       =====

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                                      June 30,            September 30,
(Dollar amounts in millions)                           2001                   2001
                                                     ---------            -------------
Raw materials and supplies                           $  51.8                $  57.0
Work-in-process                                         12.2                    9.4
Finished products                                       76.8                   85.7
                                                     -------                -------
Total inventories                                    $ 140.8                $ 152.1
                                                     =======                =======


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                                 Three months ended
                                                                    September 30,
 (Dollar amounts in millions)                                   2000           2001
                                                                ------       --------
 Nonreimbursable utilization of tax benefits
    generated by the Celera Genomics group                      $  2.9       $   7.9
 Tax benefit related to employee stock options                  $ 14.6       $   1.3
 Dividends declared not paid                                    $  8.9       $   9.0
 Transfer of business unit from the Celera
    Genomics group (Note 2)                                                  $   8.1

NOTE 6 - FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Applied Biosystems group's international sales are typically denominated in the customers' local (non-U.S. dollar) currency. The Applied Biosystems group uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Applied Biosystems group utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Combined Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income, is reclassified to net revenues in the Condensed Combined Statements of Operations. During the first three months of

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

fiscal 2002, the Applied Biosystems group recognized net gains of $4.7 million in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At September 30, 2001, $1.3 million of derivative losses ($1.1 million net of deferred taxes) recorded in other comprehensive income
(loss) are expected to be reclassified to earnings during the next twelve months.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three month periods ended September 30, 2000 and 2001, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $14.4 million and $6.1 million, respectively.

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

                            APPLIED BIOSYSTEMS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

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

The Company believes that the claims asserted by Amersham and Molecular Dynamics in the foregoing cases are without merit and intends to defend the cases vigorously. However, the outcome of this or any other litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Company.

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

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                            Three months ended
                                               September 30,
                                             2000         2001
                                           --------    --------
 Net Revenues                              $ 18,253    $ 27,274
                                           --------    --------
 Costs and Expenses
 Cost of sales                                5,767      11,915
 Research and development                    40,977      27,742
 Selling, general and administrative         13,030      12,605
 Amortization of goodwill and intangibles    11,081         471
                                           --------    --------
 Operating Loss                             (52,602)    (25,459)
 Interest expense                              (786)
 Interest income                             18,186      10,850
 Other income (expense), net                     11        (716)
 Loss from joint venture                                 (9,377)
                                           --------    --------
 Loss Before Income Taxes                   (35,191)    (24,702)
 Benefit for income taxes                    (9,502)     (9,140)
                                           --------    --------
 Net Loss                                  $(25,689)   $(15,562)
                                           ========    ========



See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                 At June 30,   At September 30,
                                                    2001             2001
                                                 ----------    ----------------
                                                                  (unaudited)
 Assets
 Current assets
   Cash and cash equivalents                     $  216,076       $  176,490
   Short-term investments                           779,482          791,859
   Accounts receivable, net                          24,019           24,211
   Inventories, net                                   6,239            6,414
   Prepaid expenses and other current assets          4,838            5,962
                                                 ----------       ----------
 Total current assets                             1,030,654        1,004,936
 Property, plant and equipment, net                 123,497          112,516
 Other long-term assets                              65,985           64,249
                                                 ----------       ----------
 Total Assets                                    $1,220,136       $1,181,701
                                                 ==========       ==========
 Liabilities and Allocated Net Worth
 Current liabilities
   Accounts payable                              $   21,024       $   10,751
   Accrued salaries and wages                        15,088           10,479
   Deferred revenues                                 37,486           34,296
   Other accrued expenses                            11,982           17,520
                                                 ----------       ----------
 Total current liabilities                           85,580           73,046
 Other long-term liabilities                         23,840           22,513
                                                 ----------       ----------
 Total Liabilities                                  109,420           95,559

 Allocated Net Worth                              1,110,716        1,086,142
                                                 ----------       ----------
 Total Liabilities and Allocated Net Worth       $1,220,136       $1,181,701
                                                 ==========       ==========

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                Three months ended
                                                                   September 30,
                                                               2000             2001
                                                           -------------    ------------
 Operating Activities
 Net loss                                                     $ (25,689)      $ (15,562)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                               15,961           7,353
     Long-term compensation programs                                332             483
     Deferred income taxes                                         (249)          1,218
     Loss from joint venture                                                      9,377
     Nonreimbursable utilization of tax benefits by the
         Applied Biosystems group                                (2,908)         (7,934)
 Changes in operating assets and liabilities:
     Decrease in tax benefit receivable from the Applied
         Biosystems group                                        10,224
     (Increase) decrease in accounts receivable                   3,422            (192)
     (Increase) decrease in inventories                             530            (175)
     (Increase) decrease in prepaid expenses and other assets       503          (1,699)
     Decrease in accounts payable and other liabilities          (9,318)        (13,879)
                                                              ---------       ---------
 Net Cash Used by Operating Activities                           (7,192)        (21,010)
                                                              ---------       ---------
 Investing Activities
 Additions to property, plant and equipment, net                 (4,967)         (3,236)
 Sales (purchases) of short-term investments, net                   622          (9,594)
 Investments                                                                     (8,302)
                                                              ---------       ---------
 Net Cash Used by Investing Activities                           (4,345)        (21,132)
                                                              ---------       ---------
 Financing Activities

 Purchases of treasury stock                                                       (941)
 Proceeds from stock issued for stock plans                       8,191           3,497
                                                              ---------       ---------
 Net Cash Provided by Financing Activities                        8,191           2,556
                                                              ---------       ---------
 Net Change in Cash and Cash Equivalents                         (3,346)        (39,586)
 Cash and Cash Equivalents Beginning of Period                  569,894        (216,076)
                                                              ---------       ---------
 Cash and Cash Equivalents End of Period                      $ 566,548       $ 176,490
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

                             CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Applera Corporation (the "Company") 2001 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for goodwill and other intangibles discussed in Note 2.

The unaudited condensed combined financial statements reflect, in the opinion of the Company's management, all adjustments that are necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. These results are, however, not necessarily indicative of the results to be expected for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the condensed combined financial statements have been reclassified for comparative purposes.

The Celera Genomics group's condensed combined financial statements should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto.

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2001, the Celera Genomics group adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Celera Genomics group has reclassified certain other intangible assets associated with its workforce to goodwill and no longer amortizes goodwill. Had the provisions of SFAS No. 142 been applied to the fiscal 2001 financial results, the Celera Genomics group's net loss would have been $15.6 million for the three months ended September 30, 2000 on a pro forma basis.

NOTE 3 - PENDING ACQUISITION AND OTHER

Axys Pharmaceuticals, Inc.

In June 2001, the Company signed a definitive merger agreement to acquire Axys Pharmaceuticals, Inc. ("Axys") in a stock-for-stock transaction. A special meeting of Axys' stockholders is scheduled for November 16, 2001 in order for the Axys stockholders to vote on the proposed merger. Subject to the approval of the Axys stockholders and the satisfaction of other closing conditions, the merger is expected to be completed on November 16, 2001, or shortly thereafter. The net assets and results of operations of Axys are not included in the Celera Genomics group's combined financial statements, but if the merger is consummated, such assets and results of operations will be allocated to the Celera Genomics group. The following selected unaudited pro forma information for the Celera Genomics group has been prepared assuming the merger had occurred at the beginning of fiscal 2001 and gives effect to purchase accounting

                             CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

adjustments, except for the write-off of between $65 million and $75 million relating to in-process research and development expected to be expensed upon consummation of the merger.


(Dollar amounts in millions except              September 30,            September 30,
 per share amounts)                                  2000                     2001
                                             --------------------     --------------------
 Net revenues                                 $            20.9         $           28.1
 Net loss                                     $           (31.2)        $          (30.5)


During the three months ended September 30, 2001, Axys recorded a noncash pretax charge of $10.8 million for the impairment of an investment.

See Note 2 to the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a further discussion of this acquisition.

Transfer of Business Unit To The Applied Biosystems Group

Effective July 1, 2001, the Company transferred the assets, liabilities and personnel of a business unit from the Celera Genomics group to the Applied Biosystems group. The Company's Board of Directors determined that the assets of the business to be transferred and the liabilities of the business to be assumed by the Applied Biosystems group constituted fair value for the transfer. The net assets were transferred at recorded book value as a charge to the Celera Genomics group's allocated net worth.

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) included in allocated net worth on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three months ended September 30, 2000 and 2001 is presented in the following table:


                                                              Three months ended
                                                                September 30,
(Dollar amounts in millions)                                2000              2001
                                                        --------------     ------------
Net loss                                                $       (25.7)     $     (15.6)
Other comprehensive income:
  Foreign currency translation adjustment                                           .1
  Unrealized gain on investments, net
     of tax                                                        .3              1.8
                                                        --------------     ------------
Other comprehensive income                                         .3              1.9
                                                        --------------     ------------
Comprehensive loss                                      $       (25.4)     $     (13.7)
                                                        ==============     ============

                             CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:


                                                June 30,      September 30,
(Dollar amounts in millions)                      2001            2001
                                              ------------    ------------
Raw materials and supplies                      $   4.9         $   5.0
Work-in-process                                      .6             1.0
Finished products                                    .7              .4
                                              ------------    ------------
Total inventories                               $   6.2         $   6.4
                                              ============    ============

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:


                                                                Three months ended
                                                                   September 30,
 (Dollar amounts in millions)                                   2000          2001
                                                            ------------- --------------
Nonreimbursable utilization of tax benefits by
    the Applied Biosystems group                                $   2.9       $   7.9
Tax benefit related to employee stock options                   $   5.7       $   2.1
Transfer of business unit to the Applied
    Biosystems group (Note 3)                                                 $   8.1


NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three months ended September 30, 2000, research and development expenses included $13.2 million for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group. For the three months ended September 30, 2001, research and development expenses included $6.1 million for lease payments on instruments, the purchase of consumables, and services contracted from the Applied Biosystems group.

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

The Company believes that the claims asserted by Amersham and Molecular Dynamics in the foregoing cases are without merit and intends to defend the cases vigorously. However, the outcome of this or any other litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Company.

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

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management's Discussion of Operations

The following discussion should be read in conjunction with the Applera Corporation (the "Company") condensed consolidated financial statements and related notes included in this report, the Applied Biosystems group's combined financial statements and related notes included in this report, and the Celera Genomics group's combined financial statements and related notes included in this report and "Management's Discussion and Analysis" appearing on pages 13 - 25 of the Company's 2001 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Celera Diagnostics was established as a joint venture between the Applied Biosystems group and the Celera Genomics group during the fourth quarter of fiscal 2001. This new venture is focused on discovery, development and commercialization of novel diagnostic tests.

Events Impacting Comparability

Gain on Investments. The first quarter of fiscal 2001 included a before-tax gain of $12.0 million related to the sale of a minority equity investment.

Discussion of Consolidated Operations

Results of Operations--The Three Months Ended September 30, 2001 Compared With The Three Months Ended September 30, 2000

The Company reported net income of $17.0 million for the first quarter of fiscal 2002 compared with $24.5 million for the first quarter of fiscal 2001. Net income for the Company, on a comparable basis excluding the gain on investments from fiscal 2001 previously described, increased 1.8% from $16.7 million for the first quarter of fiscal 2001. The increase in net income reflected increased net revenues and lower amortization of goodwill and other intangibles, which were substantially offset by lower interest income and higher R&D and SG&A expenses. On a segment basis, the Applied Biosystems group reported net income of $32.2 million for the first quarter of fiscal 2002 compared with $41.3 million for fiscal 2001 excluding the gain on investments, and the Celera Genomics group reported a net loss of $15.6 million for the first quarter of fiscal 2002 compared with a net loss of $25.7 million for the first quarter of fiscal 2001.

Net revenues for the Company were $387.9 million for the first quarter of fiscal 2002 compared with $367.4 million for the first quarter of fiscal 2001, an increase of 5.6%. On a segment basis, net revenues for the Applied Biosystems group were $366.6 million for the first quarter of fiscal 2002 compared with $363.6 million for the first quarter of fiscal 2001. The Celera Genomics group reported net revenues of $27.3 million for the first quarter of fiscal 2002 compared with $18.3 million for the first quarter of fiscal 2001.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Gross margin as a percentage of net revenues for the Company was 51.9% for the first quarter of fiscal 2002 compared with 53.9% for the first quarter of fiscal 2001. The lower gross margin percentage in fiscal 2002 was due primarily to lower license fee income and product mix within the Applied Biosystems group's product revenue.

SG&A expenses for the Company were $107.1 million for the first quarter of fiscal 2002 compared with $103.0 million for the first quarter of fiscal 2001. As a percentage of net revenues, SG&A expenses decreased to 27.6% for the first quarter of fiscal 2002 compared with 28.0% for the first quarter of fiscal 2001 primarily due to lower discretionary spending and reduced spending on travel in the latter part of the first quarter of fiscal 2002. On a segment basis, SG&A expenses for the Applied Biosystems group were $91.8 million and $90.0 million for the first quarter of fiscal 2002 and 2001, respectively. SG&A expenses for the Celera Genomics group were $12.6 million and $13.0 million for the first quarter of fiscal 2002 and 2001, respectively.

R&D expenses increased $6.6 million for the first quarter of fiscal 2002 to $84.5 million from $77.9 million for the first quarter of fiscal 2001 primarily due to spending on diagnostics programs associated with the Celera Diagnostics business and spending on the Company's comprehensive genomics program for commercializing products from information obtained through analysis of the human genome, which is a collaboration among the Company's businesses. This increase was partially offset by lower R&D expenses associated with whole genome sequencing. On a segment basis, R&D expenses for the Applied Biosystems group were $52.3 million and $46.1 million for the first quarter of fiscal 2002 and 2001, respectively. R&D expenses for the Celera Genomics group were $27.7 million and $41.0 million for the first quarter of fiscal 2002 and 2001, respectively.

The Company recorded non-cash amortization expenses of $.5 million in the first quarter of fiscal 2002 compared to $11.1 million in the first quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and as a result, the Company no longer amortizes goodwill.

Operating income for the Company was $9.3 million for the first quarter of fiscal 2002 compared with $6.1 million for the first quarter of fiscal 2001. On a segment basis, operating income for the Applied Biosystems group decreased to $43.1 million for the first quarter of fiscal 2002 from $57.9 million for the first quarter of fiscal 2001. This decrease in operating income was caused primarily by lower gross margin as a percentage of net revenues, resulting from lower license fee income and product mix, and higher R&D expense primarily due to diagnostics programs and the Company's comprehensive genomics program. Operating income as a percentage of net revenues for the Applied Biosystems group was 11.8% in the first quarter of fiscal 2002 compared with 15.9% in the first quarter of fiscal 2001.

The operating loss for the Celera Genomics group was $25.5 million for the first quarter of fiscal 2002 compared with $52.6 million for first quarter of fiscal 2001. The decrease in the Celera

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Genomics group's operating loss reflected lower R&D expenses, lower amortization of goodwill and other intangibles, and higher net revenues.

Interest expense was $.2 million for the first quarter of fiscal 2002 compared with $1.1 million for first quarter of fiscal 2001. The higher interest expense for fiscal 2001 reflected the financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. This financing was repaid in the second quarter of fiscal 2001. Interest income was $14.3 million for first quarter of fiscal 2002 compared with $22.6 million for first quarter of fiscal 2001. This decrease was primarily attributable to lower average interest rates in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

Other expense, net was $1.7 million for the first quarter of fiscal 2002 compared with $2.9 million for the first quarter of fiscal 2001. The amount in both years was primarily related to costs associated with the Company's foreign currency management program.

The Company's effective income tax rate was 21% for the first quarter of fiscal 2002 compared with 33% for the first quarter of fiscal 2001. The higher effective income tax rate during fiscal 2001 was primarily due to amortization of nondeductible goodwill, which is no longer being amortized, in fiscal 2002 due to the adoption of SFAS No. 142 as previously discussed.

Discussion of Segment Operations

Applied Biosystems Group

Results of Operations--The Three Months Ended September 30, 2001 Compared With The Three Months Ended September 30, 2000

The Applied Biosystems group reported net income of $32.2 million for the first quarter of fiscal 2002 compared with $49.1 million for the first quarter of fiscal 2001. On a comparable basis excluding the special item from fiscal 2001, net income decreased 22.1% during the first quarter of fiscal 2002 compared with $41.3 million for the first quarter of fiscal 2001. This decrease was primarily attributable to lower gross margins as a percentage of net revenues and higher R&D expenses. The negative effects of foreign currency reduced net income by approximately $2 million, or 5%, as compared with the first quarter of fiscal 2001 excluding the special item.

Net revenues were $366.6 million for the first quarter of fiscal 2002 compared with $363.6 million for the first quarter of fiscal 2001, an increase of .8%. Net revenues from the Celera Genomics group, primarily from leased instruments and consumables shipments, were $6.1 million for the first quarter of fiscal 2002, or 1.7% of the Applied Biosystems group's net revenues, and $14.4 million for the first quarter of fiscal 2001, or 4.0%.

Geographically, net revenues decreased .7% in the United States and 2.5% in Europe, and increased 10.5% in Asia Pacific and 1.4% in Latin America and other markets, compared with the prior fiscal

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

year. Excluding the effects of foreign currency, revenues grew approximately 15% in Asia Pacific and decreased approximately 1% in Europe.

For the first quarter of fiscal year 2002, revenues from instrument sales were $162.3 million, a decrease of 12.3% from $185.0 million in the prior year. The decrease in instrument sales was caused primarily by weakened economic and equity market conditions, as well as the comparison with a strong quarter in fiscal 2001 resulting from numerous placements of the ABI PRISM(R) 3700 DNA Analyzer. These factors, which contributed to the decrease in instrument sales, were partially offset by increased sales of the ABI PRISM(R) 3100 Genetic Analyzer, which increased approximately 75%. Additionally, revenues from the API 3000 and API 4000 high-performance triple-quadrupole mass spectrometer systems increased approximately 56% in the first quarter of fiscal 2002 compared to revenues from the API 3000 system in the first quarter of fiscal 2001. Shipments of the API 4000 began in the fourth quarter of fiscal 2001. Consumables sales grew to $149.2 million in the first quarter of fiscal 2002 from $124.5 million in the first quarter of fiscal 2001, a 19.8% increase, reflecting continued demand for sequencing and sequence detection reagents. Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 1.8% to $55.1 million in the first quarter of fiscal 2002 from $54.1 million in the first quarter of fiscal 2001.

Gross margin as a percentage of net revenues declined to 51.1% for the first quarter of fiscal 2002 from 53.3% for the first quarter of fiscal 2001 due primarily to lower license fee income in the first quarter of fiscal 2002 as compared to the prior year and product mix, specifically the decrease in shipments of the ABI PRISM(R) 3700 DNA Analyzer discussed previously.

SG&A expenses were $91.8 million for the first quarter of fiscal 2002 compared with $90.0 million for the first quarter of fiscal 2001, an increase of 2.0%. This increase was restrained due to lower discretionary spending in response to the lower sales growth rates and reduced spending on travel in the latter part of the first quarter of fiscal 2002.

R&D expenses were $52.3 million for first quarter of fiscal 2002 compared with $46.1 million for the first quarter of fiscal 2001, an increase of 13.5%. As a percentage of net revenues, R&D expenses were 14.3% for the first quarter of fiscal 2002 compared with 12.7% for the first quarter of fiscal 2001. The increase in R&D expenses was primarily a result of the Applied Biosystems group's participation in the collaborative genomics program among the Company's businesses and continued development of other new products and technologies such as novel, high-throughput instruments for gene and protein studies and related consumable products.

The first quarter of fiscal 2001 included a before-tax gain of $12.0 million related to the sale of a minority equity investment.

Interest income was $3.5 million for the first quarter of fiscal 2002 compared with $4.4 million for the first quarter of fiscal 2001. The decrease was primarily due to lower average interest rates

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

partially offset by larger average cash balances for the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001.

Other expense, net was $1.0 million for the first quarter of fiscal 2002 compared with $2.9 million for the first quarter of fiscal 2001. The amounts for both periods were primarily related to the Company's foreign currency management program.

The effective income tax rate was 29% for the first quarter of fiscal 2002 compared with 31% for the first quarter of fiscal 2001. Excluding the sale of the minority equity investment during the first quarter of fiscal 2001, the effective income tax rate was 30% in the first quarter of fiscal 2001. The decrease in the effective income tax rate was due to the implementation of certain tax planning strategies allowing for the utilization of foreign tax credits. See Note 1 to the Applied Biosystems group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Celera Genomics Group

Results of Operations--The Three Months Ended September 30, 2001 Compared With The Three Months Ended September 30, 2000

The Celera Genomics group reported a net loss of $15.6 million for the first quarter of fiscal 2002 compared with a net loss of $25.7 million for the first quarter of fiscal 2001. The decrease in the net loss primarily resulted from lower R&D activities, decreased amortization of goodwill and other intangibles, and higher net revenues. These decreases to the net loss were partially offset by lower interest income and the loss recognized from the Celera Genomics group's interest in the Celera Diagnostics joint venture with the Applied Biosystems group.

Net revenues for the Celera Genomics group were $27.3 million for the first quarter of fiscal 2002 compared with $18.3 million for the first quarter of fiscal 2001. The increased revenues resulted primarily from increased database subscription agreements with commercial and academic customers, as well as revenues from genomic services and collaborations.

Cost of sales increased $6.1 million to $11.9 million for the first quarter of fiscal 2002 from $5.8 million in the first quarter of fiscal 2001. This increase was primarily due to the increased use of sequencing capacity for revenue generating activities.

R&D expenses decreased $13.3 million to $27.7 million for the first quarter of fiscal 2002 from $41.0 million in the first quarter of fiscal 2001. R&D expenses associated with therapeutic discovery programs, such as proteomics and discovery informatics, increased in comparison to the same quarter last year. R&D spending also increased for the Celera Genomics group's participation in the collaborative genomics program among the Company's businesses. These increases were more than offset by lower R&D expenses for whole genome sequencing and an increased use of sequencing capacity for commercial activity in the first quarter of fiscal 2002 as compared to the prior year.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

R&D expense also decreased due to reduced personnel as a result of the transfer of the personnel and the assets and liabilities of a business unit to the Applied Biosystems group effective July 1, 2001. See Note 3 to the Celera Genomics group's condensed combined financial statements for a further discussion of this transfer.

SG&A expenses remained relatively consistent year over year, with $12.6 million for the first quarter of fiscal 2002 compared with $13.0 million for the first quarter of fiscal 2001.

The Celera Genomics group recorded non-cash amortization expenses of $.5 million in the first quarter of fiscal 2002 compared with $11.1 million in the first quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles. Effective July 1, 2001, the Celera Genomics group adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and as a result, the Celera Genomics group no longer amortizes goodwill.

Interest expense was $.8 million in the first quarter of fiscal 2001 reflecting the financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities. This financing was repaid in the second quarter of fiscal 2001; therefore, there was no interest expense in the first quarter of fiscal 2002. Interest income was $10.9 million for the first quarter of fiscal 2002 compared with $18.2 million for the first quarter of fiscal 2001. The decrease was primarily attributable to lower average interest rates during the first quarter of fiscal 2002.

Other expense, net of $.7 million in the first quarter of fiscal 2002 consisted primarily of a loss from an equity method investment and other nonoperating costs.

The effective income tax benefit rate was 37% for the first quarter of fiscal 2002 and 27% for the first quarter of fiscal 2001. The income tax benefit rate was lower in fiscal 2001 primarily because of the amortization of nondeductible goodwill during fiscal 2001. As discussed previously, the Celera Genomics group no longer amortizes goodwill due to the adoption of SFAS No. 142.

Management's Discussion of Condensed Consolidated Financial Resources and Liquidity

The following discussion of financial resources and liquidity focuses on the Company's Condensed Consolidated Statements of Financial Position and Condensed Consolidated Statements of Cash Flows, the Applied Biosystems group's Condensed Combined Statements of Financial Position and Condensed Combined Statements of Cash Flows, and the Celera Genomics group's Condensed Combined Statements of Financial Position and Condensed Combined Statements of Cash Flows.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Significant Changes in the Condensed Consolidated Statements of Financial
Position

Cash and cash equivalents and short-term investments were $1.4 billion at September 30, 2001 and June 30, 2001, with total debt of $43.7 million at September 30, 2001 and $45.2 million at June 30, 2001. Working capital was $1.5 billion at September 30, 2001 and June 30, 2001. Debt to total capitalization was 2% at September 30, 2001 and June 30, 2001.

Accounts receivable decreased by $25.9 million to $374.9 million at September 30, 2001 from $400.8 million at June 30, 2001, reflecting the lower net revenues in the first quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001 as well as the effect of currency translation.

Prepaid expenses and other current assets decreased $14.3 million to $88.7 million at September 30, 2001 from $103.0 million at June 30, 2001, primarily due to a decrease in the fair value of financial instruments used for hedging.

Other long-term assets decreased to $401.5 million at September 30, 2001 from $410.8 million at June 30, 2001. The fair value of the company's minority equity investments decreased $41.1 million primarily caused by the decline in market prices of the securities. These decreases were partially offset by an increase of $26.3 million in noncurrent deferred tax assets and spending of approximately $10 million for purchased licensed technology and supply agreements.

Accrued salaries and wages decreased $6.1 million to $58.8 million at September 30, 2001 from $64.9 million at June 30, 2001. Accrued salaries and wages were higher at June 30, 2001 primarily due to accruals for fiscal year incentive compensation programs that were paid during the first quarter of fiscal 2002.

Discussion of the Condensed Consolidated Statements of Cash Flows

Operating activities generated $24.0 million of cash for the first three months of fiscal 2002 compared with a use of $61.8 million for the first three months of fiscal 2001. For the first three months of fiscal 2002 compared with the first three months of fiscal 2001, lower payments of compensation-related accruals, higher collections of accounts receivable balances, and lower tax-related payments were only partially offset by lower income-related cash flows and higher increases in inventory balances.

For the first three months of fiscal 2002, net cash used by investing activities was $41.0 million, compared with $67.1 million for the first three months of fiscal 2001. Capital expenditures were $31.5 million for the first three months of fiscal 2002 compared with $76.7 million in the prior year. Capital expenditures were higher during fiscal 2001 primarily due to the Applied Biosystems group's purchase of additional property. During the first three months of fiscal 2002, the Company had net purchases of short-term investments of $9.6 million compared with net proceeds from maturities and sales of short-term investments of $.6 million during the prior year. During the first three months of fiscal 2001, the Company realized $12.0 million in net cash proceeds from the sale of minority equity investments. Investments made by the Company during the first three months of fiscal 2001 included Genomica Corporation and Hubit Genomix.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Net cash used by financing activities was $6.4 million for the first three months of fiscal 2002 compared with net cash provided by financing activities of $15.5 million for the first three months of fiscal 2001. During the first three months of fiscal 2002, the Company received $6.7 million of proceeds from stock issued for stock plans compared with $25.8 million during the first three months of fiscal 2001. Dividends paid were $9.0 million for the first three months of fiscal 2002 compared with $8.9 million for the first three months of fiscal 2001. The Company made net payments of $3.1 million on loans payable during the first three months of fiscal 2002 compared with $1.5 million during the first three months of fiscal 2001. During the first three months of fiscal 2002, the Company purchased $.9 million of Applera Corporation - Celera Genomics Group Common Stock for treasury.

Discussion of Segment Financial Resources and Liquidity

Applied Biosystems Group

Significant Changes in the Applied Biosystems Group's Condensed Combined Statements of Financial Position

Cash and cash equivalents were $422.7 million at September 30, 2001 and $392.5 at June 30, 2001, with total debt of $43.7 million at September 30, 2001 and $45.2 million at June 30, 2001. Working capital was $523.1 million at September 30, 2001 and $505.9 million at June 30, 2001. Debt to total capitalization was 4% at September 30, 2001 and June 30, 2001.

Accounts receivable decreased by $28.4 million to $354.2 million at September 30, 2001 from $382.6 million at June 30, 2001, reflecting the lower net revenues in the first quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001 as well as the effect of currency translation.

Prepaid expenses and other current assets decreased $16.4 million to $81.7 million at September 30, 2001 from $98.1 million at June 30, 2001, primarily due to a decrease in the fair value of financial instruments used for hedging.

Other long-term assets decreased to $337.6 million at September 30, 2001 from $348.6 million at June 30, 2001. The fair value of the company's minority equity investments decreased $41.1 million primarily caused by the decline in market prices of the securities of Millennium Pharmaceuticals, Inc. and Aclara Biosciences, Inc. These decreases were partially offset by an increase of $23.4 million in noncurrent deferred tax assets and spending of approximately $10 million for purchased licensed technology and supply agreements.

Accounts payable decreased to $140.9 million at September 30, 2001 from $162.1 million at June 30, 2001 primarily due to the timing of vendor payments.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Discussion of the Applied Biosystems Group's Condensed Combined Statements of Cash Flows

Operating activities generated $51.1 million of cash for the first three months of fiscal 2002 compared with a use of $54.6 million for the first three months of fiscal 2001. For the first three months of fiscal 2002 compared with the first three months of fiscal 2001, lower payments of compensation-related accruals, higher collections of accounts receivable balances, and lower tax-related payments were only partially offset by lower income-related cash flows and higher increases in inventory balances.

For the first three months of fiscal 2002, net cash used by investing activities was $26.0 million, compared with $62.7 million for the first three months of fiscal 2001. Capital expenditures were $26.4 million, net of disposals, for the first three months of fiscal 2002 compared with $71.7 million in the prior year. Capital expenditures were higher during fiscal 2001 primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million. During the first three months of fiscal 2001, the Applied Biosystems group realized $12.0 million in net cash proceeds from the sale of minority equity investments and invested $3 million in Genomica Corporation.

Net cash used by financing activities was $8.9 million for the first three months of fiscal 2002 compared with net cash provided by financing activities of $7.3 million for the first three months of fiscal 2001. During the first three months of fiscal 2002, the Applied Biosystems group received $3.2 million of proceeds from stock issued for stock plans compared with $17.6 million during the first three months of fiscal 2001. Dividends paid on Applera Corporation -Applied Biosystems Group common stock were $9.0 million for the first three months of fiscal 2002 compared with $8.9 million for the first three months of fiscal 2001. The Applied Biosystems group made net payments of $3.1 million on loans payable during the first three months of fiscal 2002 compared with $1.5 million during the first three months of fiscal 2001.

Celera Genomics Group

Significant Changes in the Celera Genomics Group's Condensed Combined Statements of Financial Position

Cash and cash equivalents and short-term investments were $968.3 million at September 30, 2001 compared with $995.6 million at June 30, 2001. Working capital was $931.9 million at September 30, 2001 and $945.1 million at June 30, 2001.

Accounts payable decreased to $10.8 million at September 30, 2001 from $21.0 million at June 30, 2001 primarily due to the timing of vendor payments.

Accrued salaries and wages decreased $4.6 million to $10.5 million at September 30, 2001 from $15.1 million at June 30, 2001. Accrued salaries and wages were higher at June 30, 2001 primarily due to accruals for fiscal year incentive compensation programs that were paid during the first quarter of fiscal 2002.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Discussion of the Celera Genomics Group's Condensed Combined Statements of Cash Flows

Operating activities used $21.0 million of cash for the first three months of fiscal 2002 compared with $7.2 million for the first three months of fiscal 2001. For the first three months of fiscal 2002 compared with the first three months of fiscal 2001, lower reimbursements for the utilization of tax benefits by the Applied Biosystems group and higher payments to suppliers were only partially offset by lower net cash operating losses. During the first quarter of fiscal 2001, the Applied Biosystems group had begun utilizing tax benefits in excess of the maximum reimbursable amount. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the first three months of fiscal 2002, net cash used by investing activities was $21.1 million, compared with $4.3 million for the first three months of fiscal 2001. During the first three months of fiscal 2002, the Celera Genomics group had net purchases of short-term investments of $9.6 million compared with net proceeds from maturities and sales of short-term investments of $.6 million during the prior year. During the first three months of fiscal 2002, the Celera Genomics group made investments of $8.3 million, which were primarily related to the Celera Diagnostics joint venture.

Net cash generated by financing activities was $2.6 million for the first three months of fiscal 2002 compared with net cash provided by financing activities of $8.2 million for the first three months of fiscal 2001. During the first three months of fiscal 2002, the Celera Genomics group received $3.5 million of proceeds from stock issued for stock plans compared with $8.2 million during the first three months of fiscal 2001. During the first three months of fiscal 2002, the Company purchased $.9 million of Applera Corporation - Celera Genomics Group Common Stock for treasury.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more dispositions being reported as discontinued operations than is permitted under current accounting principles.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective for the Company beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS 143 on the Company's financial statements.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Outlook

Applied Biosystems Group

Current economic and political uncertainties add risk to the business outlook. The Applied Biosystems group's expectations for performance for the full fiscal year 2002 remain unchanged from the outlook given for the Applied Biosystems group in the Company's 2001 Annual Report to Stockholders. However, the Applied Biosystems group believes it may encounter softness in the next two quarters relative to the outlook given in the Company's 2001 Annual Report to Stockholders.

Year-to-year sales growth rates for the second and third quarters of fiscal 2002 currently are expected to be in the low to mid single digits, rising to double digits in the fourth fiscal quarter ended June 30, 2002 and accelerating in the second half of calendar 2002 toward the Applied Biosystems group's annual target of 20 percent top-line growth. For fiscal 2002 overall, the Applied Biosystems group continues to anticipate sales growth of approximately 7% to 9% assuming current currency rates remain unchanged.

The Applied Biosystems group continues to expect diluted earnings per share for fiscal 2002 to be in the range of $0.95 to $1.00. Given recent events, the Applied Biosystems group believes it is likely that diluted earnings per share will be toward the lower end of this range. Diluted earnings per share may be flat versus prior year in the second and third quarters and attain substantially higher growth in the fourth quarter as better year-to-year comparisons and a ramp up in sales of newer products should accelerate sales and profit performance. The Applied Biosystems group expects gross margin to be in the range of 50% to 52% for the balance of fiscal 2002. Research and development expenditures are anticipated to increase, in percentage terms, in the mid teens in fiscal 2002 over prior year levels and anticipated to approximate 12 percent of sales in fiscal 2002. Selling, general and administrative expenses are expected to rise somewhat more slowly than revenue during the full fiscal year 2002. Capital spending in fiscal 2002 is anticipated to be approximately $110 million.

Celera Genomics Group

In June 2001, the Company signed a definitive merger agreement to acquire Axys Pharmaceuticals, Inc. ("Axys") in a stock-for-stock transaction. Axys is an integrated small molecule drug discovery and development company that is developing products for chronic therapeutic applications through collaborations with pharmaceutical companies and has a proprietary product portfolio in oncology. If the merger is consummated, the Company expects to issue approximately 5.5 million shares of Applera - Celera stock in exchange for all of the outstanding shares of Axys common stock. If the merger is consummated, the Celera Genomics group expects to record a noncash charge of between $65 million and $75 million for the write-off of in-process research and development upon consummation of the merger. The following discussion in this outlook includes the anticipated impact of this proposed merger, which is expected to close in mid-November 2001.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

The Celera Genomics group continues to expect a 40% to 50% increase in revenues in fiscal 2002 as compared to fiscal 2001. In an effort to manage sequencing capacity and priorities between internal programs such as the Celera Genomics group's participation in the collaborative genomics program among the Company's businesses and its service and contract commitments, the Celera Genomics group plans to allocate a larger portion of its sequencing capacity toward revenue generating customer commitments in the second quarter in comparison to other quarters of the year. This is expected to shift the timing of approximately $4 million to $6 million of revenue to the second quarter from the third quarter, and to a lesser extent, from the first quarter.

The Celera Genomics group expects fiscal 2002 R&D expenses to approximate $165 million to $180 million and expects only a modest increase for fiscal 2002 SG&A expenses in comparison to fiscal 2001 SG&A expenses of $58.3 million. The Company expects fiscal 2002 pre-tax losses related to the Celera Diagnostics joint venture to be approximately $55 million to $65 million.

Based on the expectations outlined above, the most likely range for Celera's fiscal 2002 net cash use is expected to be between $155 million and $170 million. This outlook reflects the expected impact of lower interest rates on interest income, and approximately $11 million in anticipated one time costs related to the Axys transaction.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include, but are not limited to:

Factors Relating to the Applied Biosystems Group

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

The Applied Biosystems group is currently and could in the future be subject to claims for infringement of patents and other intellectual property rights. The Applied Biosystems group's products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed but unpublished patent applications that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and the Applied Biosystems group's belief that its products do not infringe the technology covered by valid patents could be successfully challenged by third parties. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a theft of trade secret claim against the Applied Biosystems group asserting that the Applied Biosystems group's products improperly use technologies which are not patented but which are protected as trade secrets. The Applied Biosystems group has been made a party to litigation regarding intellectual property matters, including the patent litigation described in the next paragraph, some of which, if determined adversely, could have a material adverse effect on the Applied Biosystems group. Due to the fact that the Applied Biosystems group's business depends in large part on rapidly developing and

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

The Company is currently subject to patent litigation with Amersham Pharmacia Biotech, Inc. and Molecular Dynamics, Inc. In the litigation, Amersham and Molecular Dynamics allege that the Applied Biosystems group has infringed four Amersham patents as a result of the Applied Biosystems group's sale of DNA sequencing instrumentations and reagents. Also in the litigation, the Company has brought suit against Amersham and Molecular Dynamics alleging that they have infringed two of the Company's patents as a result of their sale of their DNA sequencing instrumentations and reagents. At present, these lawsuits are not scheduled for trial. The sale of DNA sequencing instrumentation and reagents is an important part of the Applied Biosystems group's business. If these lawsuits proceed to trial, the cost of the litigation, and the amount of management time that will be devoted to the litigation, will be significant. There can be no assurance that this litigation will be resolved favorably to the Company or either the Celera Genomics group or the Applied Biosystems group, that the Company and both of its groups will not be enjoined from selling the products in question or other products as a result, or that any monetary or other damages assessed against the Company will not have a material adverse effect on the financial condition of the Company, the Celera Genomics group, or the Applied Biosystems group.

Since the Applied Biosystems group's business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group's net revenues during fiscal 2001 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group's control.

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

The Celera Genomics group/Applied Biosystems group Joint Venture's ability to develop proprietary diagnostic products is unproven. The Company has announced the formation of Celera Diagnostics, a joint venture between the Applied Biosystems group and the Celera Genomics group in the field of diagnostics. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests and in building and operating a commercial research and development program. Celera Diagnostics' ability to develop proprietary diagnostic products is unproven, and it is possible that Celera Diagnostics' discovery process will not result in any commercial products or services. Even if Celera Diagnostics is able to develop products and services, it is possible that these products and services may not be commercially viable or successful due to a variety of reasons, including difficulty obtaining regulatory approvals, competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of Celera Diagnostics to recover its development costs in a reasonable period.


Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $380.6 million as of September 30, 2001, and expects that it will continue to incur additional net losses for the foreseeable future. These losses are expected to increase as the Celera Genomics group increases its investments in new technology and product development, including investments for the development of its therapeutics discovery and development business and investments in Celera Diagnostics, its joint venture with the Applied Biosystems group, for the development of Celera Diagnostics' diagnostics business. The Celera Genomics group will record all initial operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. As an early stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The Celera Genomics group's business plan depends heavily on continued assembly and annotation of the human and mouse genomes. In June 2000, the Celera Genomics group and the Human

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS continued

Genome Project each announced the "first assembly" of the human genome, and in April 2001, the Celera Genomics group announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. The Celera Genomics group's first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. The Celera Genomics group intends to continue updating its assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function.

The Celera Genomics group's ability to retain its existing customers and attract new customers for its genome database business is heavily dependent upon the continued assembly and annotation of these genomes. This information is also essential to the therapeutics discovery and development components of the Celera Genomics group's business strategy in which the Celera Genomics group intends to make substantial investments in the near future. As a result, failure to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's business.

The Celera Genomics group's revenue growth depends on retaining existing customers and adding new customers. The revenues that the Celera Genomics group expects to receive from its existing customers will offset only a portion of its expenses. In order to generate significant additional revenues, the Celera Genomics group must obtain additional customers and retain its existing customers. The Celera Genomics group's ability to retain existing customers and add new customers depends upon customers' continued belief that the Celera Genomics group's products can help accelerate their drug discovery and development efforts and fundamental discoveries in biology. Although customer agreements typically have multiple year terms, there can be no assurance that any will be renewed upon expiration. The Celera Genomics group's future revenues are also affected by the extent to which existing customers expand their agreements to include new services and database products. In some cases, the Celera Genomics group may accept milestone payments or future royalties on products developed by its customers as consideration for access to the Celera Genomics group's databases and products in lieu of a portion of subscription fees. These arrangements are unlikely to produce revenue for the Celera Genomics group for a number of years, if ever, and depend heavily on the research and product development, sales and marketing and intellectual property protection abilities of the customer.

Use of genomics information to develop or commercialize products is unproven. The development of new drugs and the diagnosis of disease based on information derived from the study of the genetic material of organisms, or genomics, is unproven. Few therapeutic or diagnostic products based on genomic discoveries have been developed and commercialized and to date no one has developed or commercialized any therapeutic or diagnostic products based on the Celera Genomics group's technologies. If the Celera Genomics group or its customers are unsuccessful in developing and

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

commercializing products based on the group's databases or other products or services, customers and the Celera Genomics group may be unable to generate sufficient revenues and the Celera Genomics group's business may suffer as a result. Development of these products will be subject to risks of failure, including that these products will be found to be toxic, be found to be ineffective, fail to receive regulatory approvals, fail to be developed prior to the successful marketing of similar products by competitors or infringe on proprietary rights of third parties.

The industry in which the Celera Genomics group operates is intensely competitive and evolving. There is intense competition among entities attempting to interpret segments of the human genome and identify genes associated with specific diseases and develop products, services and intellectual property based on these discoveries. The Celera Genomics group faces competition in these areas from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad. A number of companies, other institutions and government-financed entities are engaged in gene and protein analysis, and some of them are developing databases containing gene, protein, and related biological information and are marketing or plan to market their data to pharmaceutical and biotechnology companies and academic and research institutions. Additional competitors may attempt to establish databases containing this information in the future. In addition, some pharmaceutical and biotechnology companies may choose to develop or acquire competing technologies to meet their needs rather than purchase products or services from the Celera Genomics group. The Celera Genomics group has licensed some of its key technology on a non-exclusive basis from third parties and therefore this technology may be available for license by competitors of the Celera Genomics group or pharmaceutical or biotechnology companies seeking to develop their own databases for their own use. Also, a customer of the Celera Genomics group may use the products or services of the Celera Genomics group to develop products or services that compete with products or services separately developed by the Celera Genomics group or its customers.

Competitors may also discover and characterize genes or proteins involved in disease processes, potential candidates for new therapeutics, drug discovery and development technologies, or drugs in advance of the Celera Genomics group or its customers, or which are more effective than those developed by the Celera Genomics group or its customers, or may obtain regulatory approvals of their drugs more rapidly than the Celera Genomics group or its customers do, any of which could have a material adverse effect on any of the similar programs of the Celera Genomics group or its customers. Moreover, these competitors may obtain patent protection or other intellectual property rights that would limit the Celera Genomics group's rights or its customers' ability to use the Celera Genomics group's products to commercialize therapeutic, diagnostic or agricultural products. In addition, a customer may use the Celera Genomics group's services to develop products that compete with products separately developed by the group or its other customers.

The Celera Genomics group also faces competition from software providers. A number of companies have announced their intent to develop and market software to assist pharmaceutical and biotechnology companies and academic researchers in managing and analyzing their own genomic data and publicly available data.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries. The Celera Genomics group derives a substantial portion of its revenues from fees for its information products and services paid by pharmaceutical companies and biotechnology companies engaged in drug discovery and development. These fees accounted for approximately 70% of the Celera Genomics group's revenue in fiscal year 2001. The Celera Genomics group expects that these companies will continue to be the Celera Genomics group's primary source of revenues for the foreseeable future. As a result, the Celera Genomics group is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

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

The Celera Genomics group relies on its strategic relationship with the Applied Biosystems group. The Celera Genomics group believes that its strategic relationship with the Applied Biosystems group has provided it with a significant competitive advantage in its efforts to date to sequence the human and other genomes. The Applied Biosystems group leases instruments, sells consumables and project materials and provides research and development services to the Celera Genomics group. The Celera Genomics group paid the Applied Biosystems group $17.3 million in fiscal year 1999, $54.4 million in fiscal year 2000 and $60.1 million in fiscal year 2001 for these products and services. The Celera Genomics group's continued development of its database business and successful extension of its business into therapeutics discovery and development will depend on the Applied Biosystems group's ability to continue to provide leading edge, proprietary technology and products, including advanced technologies for gene and protein analysis. If the Applied Biosystems group is unable to supply these technologies, the Celera Genomics group will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with the Applied Biosystems group that adversely affects the Celera Genomics group's access to the Applied Biosystems group's technology or failure by the Applied Biosystems group to continue to develop new technologies or protect its proprietary technology could adversely affect the Celera Genomics group's business.

Introduction of new products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group could expose the Celera Genomics group to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


The Celera Genomics group could incur liabilities relating to hazardous materials that it uses in its research and development activities. The Celera Genomics group's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. In the event of an accidental contamination or injury from these materials, the Celera Genomics group could be held liable for damages in excess of its resources.

The Celera Genomics group's sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's sales cycle is typically lengthy because the group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within those companies. In addition, each agreement involves the negotiation of unique terms. The Celera Genomics group's ability to obtain new customers for genomic information products, collaborative services, and licenses to intellectual property depends on its customers' belief that the Celera Genomics group can help accelerate their drug discovery efforts. The Celera Genomics group may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected and may in the future affect the timing and progress of the Celera Genomics group's sales efforts.

Scientific and management staff has unique expertise which is key to the Celera Genomics group's commercial viability and which would be difficult to replace. The Celera Genomics group is highly dependent on the principal members of its scientific and management staff, particularly J. Craig Venter, its President and Chief Scientific Officer. Additional members of the Celera Genomics group's medical, scientific and information technology staff are important to the implementation of its business plan. The loss of any of these persons' expertise would be difficult to replace and could have a material adverse effect on the Celera Genomics group's ability to achieve its goals.

The Celera Genomics group's competitive position may depend on patent and copyright protection and licenses to the important intellectual property patented by others, which may not be sufficiently available. The Celera Genomics group's ability to compete and to achieve profitability may be affected by its ability to protect its proprietary technology and other intellectual property. While the Celera Genomics group's business is currently primarily dependent on revenues from access fees to its on-line information system, the Celera Genomics group expects that obtaining patent protection may become increasingly important to its business as it moves beyond the on-line database business. The Celera Genomics group would be able to prevent competitors from making, using or selling any of its technology for which it obtains a patent. However, patent law affecting the Celera Genomics group's business, particularly gene sequences, gene function and genetic variations, or polymorphisms, is uncertain. As a result, the Celera Genomics group is uncertain as to its ability to obtain intellectual property protection covering its information discoveries sufficient to prevent competitors from developing similar subject matter. The United States Patent and Trademark Office has recently adopted new guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to illustrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that the Celera Genomics group may own or license if the applicant is unable to satisfy the new guidelines. In addition, because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed patent applications for technology used by the Celera Genomics group or covered by the Celera Genomics group's pending patent applications without the Celera Genomics group being aware of those applications.

The United States Patent and Trademark Office has issued several patents to third parties covering inventions involving single nucleotide polymorphisms
(SNPs), naturally occurring genetic variations that scientists believe can be correlated with susceptibility to disease, disease prognosis, drug efficiency, and drug toxicity. These inventions are subject to the same new guidelines as other biotechnology inventions. In addition, the Celera Genomics group may need to obtain rights to patented SNPs in order to develop, use and sell analyses of the overall human genome or particular full-length genes. These licenses may not be available to the Celera Genomics group on commercially acceptable terms, or at all.

Moreover, the Celera Genomics group may be dependent on protecting, through copyright law or otherwise, its databases to prevent other organizations from taking information from those databases and copying and reselling it. Copyright law currently provides uncertain protection regarding the copying and resale of factual data. As such, the Celera Genomics group is uncertain whether it could prevent that copying or resale. Changes in copyright and patent law could either expand or reduce the extent to which the Celera Genomics group and its customers are able to protect their intellectual property.

The Celera Genomics group's position may depend on its ability to protect trade secrets. The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group currently protects its information and procedures as trade secrets. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators, and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and the Celera Genomics group may not have adequate remedies for a breach. In addition, the Celera Genomics group's trade secrets may otherwise become known or be independently developed by competitors.

Public disclosure of genomics sequence data could jeopardize the Celera Genomics group's intellectual property protection and have an adverse effect on the value of its products and services. The Celera Genomics group, the federally funded Human Genome Project and others engaged in similar research have made and are expected to continue making available to the public basic human sequence data. These disclosures might limit the scope of the Celera Genomics group's claims or make subsequent discoveries related to full-length genes and proteins unpatentable. While the Celera

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes and proteins, there can be no assurance that the publication has not affected and will not affect the ability to obtain patent protection. Customers may conclude that uncertainties of that protection and the fact that the basic human sequence data is available for free decrease the value of the Celera Genomics group's information products and services and as a result, it may be required to reduce the fees it charges for its products and services.

The Celera Genomics group may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex legal, scientific and factual questions. The Celera Genomics group's success in the therapeutics discovery and development fields may depend, in part, on its ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in the genomics industry. The Celera Genomics group may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties, which may include subscribers to the Celera Genomics group's database information services. Interference proceedings may be necessary to establish which party was the first to discover the intellectual property. The Celera Genomics group may become involved in patent litigation against third parties to enforce the Celera Genomics group's patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to the Celera Genomics group of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If an infringement litigation against the Celera Genomics group is resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party. The Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all.

The Celera Genomics group's business is dependent on the continuous, effective, reliable and secure operation of its computer hardware, software and Internet applications and related tools and functions. Because the Celera Genomics group's business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, Internet servers and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or access to the Celera Genomics group's data by the Celera Genomics group's internal research personnel or customers through the Internet is interrupted, its business could suffer.

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

Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera Genomics group's products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using these tests to discriminate on the basis of this information, resulting in barriers to the acceptance of these tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of the Celera Genomics group.

Expected rapid growth in the number of its employees could absorb valuable management resources and be disruptive to the development of the Celera Genomics group's business. The Celera Genomics group expects to increase its employee base significantly. This growth will require substantial effort to hire new employees and train and integrate them in the Celera Genomics group's business and to develop and implement management information systems, financial controls and facility plans. The Celera Genomics group's inability to manage growth effectively would have a material adverse effect on its future operating results.

Products and services developed using the Celera Genomics group's databases, and the therapeutic discovery and development business of the Celera Genomics group, may be subject to government regulation. The Celera Genomics group and its pharmaceutical and biotechnology customers use the Celera Genomics group's databases for drug discovery and development, which is subject to regulation by the United States Food and Drug Administration. Any new drug developed must undergo an extensive regulatory review and approval process. This process can take many years and require substantial expense. The Celera Genomics group and its customers may also use its

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

databases to develop products or services in the field of personalized health/medicine. However, current and future patient privacy and health care laws and regulations issued by the United States Food and Drug Administration may limit the use of data concerning an individual's genetic information. To the extent that such regulations restrict or discourage the Celera Genomics group or its customers from developing these products and services, the Celera Genomics group's business may be adversely affected.

Future acquisitions and other transactions may absorb significant resources, may be unsuccessful and could dilute the holders of Applera - Celera stock. As part of the Celera Genomics group's strategy, it expects to pursue acquisitions, investments and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group's financial condition and results of operations. Acquisitions involve numerous other risks, including:

     o difficulties integrating acquired technologies and personnel into the business of the Celera Genomics group;

     o   diversion of management from daily operations;

     o   inability to obtain required financing on favorable terms;

     o entry into new markets in which the Celera Genomics group has little previous experience;

     o potential loss of key employees or customers of acquired companies or of the Celera Genomics group; and

     o assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

It may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these businesses efficiently into its current business. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. For example, future acquisitions may not be as successful as originally anticipated and may result in special charges, such as the charges for impairment of Paracel goodwill and intangibles in the amount of $69.1 million during fiscal 2001 and for the Molecular Informatics business in the amount of $14.5 million during fiscal 1999.

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera Corporation - Celera Genomics Group Common Stock without the approval of the holders of Applera Corporation - Celera Genomics Group Common Stock. Any issuances of this nature will be dilutive to holders of Applera Corporation - Celera Genomics Group Common Stock.

Applera Corporation - Celera Genomics Group Common Stock price is highly volatile. The market price of Applera Corporation - Celera Genomics Group Common Stock has been and may continue to be highly volatile due to the risks and uncertainties described in this section of this Form 10-Q, as well as other factors that may have affected or may in the future affect the market price, such as:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

     o conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;

     o price and volume fluctuations in the stock market at large which do not relate to the Celera Genomics group's operating performance; and

     o comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of biotechnology companies, or the Celera Genomics group's failure to meet market expectations.

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

The Company is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera Corporation - Celera Genomics Group Common Stock that may be expensive and time consuming. The Company and some of its officers have been served in five lawsuits purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in the Company's follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that the Company did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified money damages, rescission, costs and expenses, and other relief as the court deems proper. Although the Company believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

The Celera Genomics group's ability to develop proprietary therapeutics and the Celera Genomics/Applied Biosystems Joint Venture's ability to develop proprietary diagnostic products is unproven. The development and commercialization of new drugs by determining the causes of diseases through the study of genes, variations in genes, and the proteins expressed by genes is unproven. As the Celera Genomics group expands its efforts into this new business area, it faces the difficulties inherent in developing and commercializing therapeutic products, and it has limited

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

experience in operating a commercial research and development program. In addition, the Company has announced the formation of Celera Diagnostics, a joint venture between the Applied Biosystems group and the Celera Genomics group in the field of diagnostics. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests and in building and operating a commercial research and development program. Given the Celera Genomics group's unproven ability to develop proprietary therapeutics and Celera Diagnostics' unproven ability to develop proprietary diagnostic products, it is possible that the Celera Genomics group's and Celera Diagnostics' discovery processes will not result in any commercial products or services. Even if the Celera Genomics group or Celera Diagnostics is able to develop products and services, it is possible that these products and services may not be commercially viable or successful due to a variety of reasons, including difficulty obtaining regulatory approvals, competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of the Celera Genomics group or Celera Diagnostics to recover its development costs in a reasonable period.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on October 18, 2001. At that meeting, the stockholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to stockholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 18, 2001. The results of the voting of the stockholders with respect to these matters is set forth below.

         I.  Election of Directors.


                                                     Total Vote For          Total Vote Withheld
                                                      Each Director           From Each Director
                                                     --------------          -------------------
             Richard H. Ayers                          237,988,608               1,604,286
             Jean-Luc Belingard                        237,992,429               1,600,465
             Robert H. Hayes                           238,155,151               1,437,743
             Arnold J. Levine                          238,163,468               1,429,426
             Theodore E. Martin                        237,975,190               1,617,704
             Georges C. St. Laurent, Jr.               237,816,333               1,776,561
             Carolyn W. Slayman                        238,152,547               1,440,347
             Orin R. Smith                             237,989,651               1,603,243
             James R. Tobin                            238,163,900               1,428,994
             Tony L. White                             238,151,566               1,441,328


         II. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2002.

                      FOR                 AGAINST              ABSTAIN
                      ---                 -------              -------

                  238,148,390             690,152              754,351


         III. Approval of amendments to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

                      FOR                 AGAINST              ABSTAIN
                      ---                 -------              -------

                  182,825,797           55,622,519            1,144,577

         IV. Approval of amendments to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

                      FOR                 AGAINST              ABSTAIN
                      ---                 -------              -------

                  167,334,839           71,107,648            1,150,406

Item 5.  Other Information.

        The year-to-year increase in revenues from the Applied Biosystems group's high-performance triple-quadrupole mass spectrometers was incorrectly stated as approximately 80 percent when the Company reported first quarter fiscal 2002 financial results for the Applied Biosystems group on October 24, 2001. Revenues from API 3000 and API 4000 mass spectrometer systems (which includes kits and accessories) increased approximately 56 percent in the first quarter of fiscal 2002 compared to revenues from API 3000 systems in the first quarter of fiscal 2001. Shipments of the API 4000 began in the fourth quarter of fiscal 2001.

         At a meeting of the Board of Directors of the Company held immediately following the Annual Meeting of Stockholders referred to in Item 4, above, the Board of Directors elected the following persons as officers of the Company:


         Tony L. White                     Chairman, President and Chief Executive Officer
         Michael Albin                     Vice President, Strategic Technologies
         Peter Barrett                     Vice President
         Samuel E. Broder                  Vice President
         Ugo D. DeBlasi                    Assistant Controller
         Michael W. Hunkapiller            Senior Vice President and President,
                                           Applied Biosystems Group
         Vikram Jog                        Corporate Controller
         Robert C. Jones                   Vice President
         Barbara J. Kerr                   Vice President, Human Resources
         Thomas P. Livingston              Secretary
         Stephen J. Lombardi               Vice President
         Joseph E. Malandrakis             Vice President
         Robert A. Millman                 Assistant Secretary
         Tama H. Olver                     Vice President and Chief Information Officer
         Kathy P. Ordonez                  Vice President and President, Celera Diagnostics
         John S. Ostaszewski               Treasurer
         Robert P. Ragusa                  Vice President
         William B. Sawch                  Senior Vice President and General Counsel
         Deborah A. Smeltzer               Assistant Controller
         Joseph H. Smith                   Assistant Secretary
         J. Craig Venter                   Senior Vice President and President,
                                           Celera Genomics Group
         Dennis L. Winger                  Senior Vice President and Chief Financial Officer


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

              10.1 Amended and Restated Secured Promissory Note and Agreement, dated as of October 24, 2001, issued by Axys Pharmaceuticals, Inc.

(b)       Reports on Form 8-K.

          During the quarter ended September 30, 2001, the Company filed the following Current Reports on Form 8-K:

          (1) Current Report on Form 8-K dated July 10, 2001 to incorporate under Item 5 thereof the text of the Company's press release issued July 10, 2001 regarding a preliminary report on anticipated revenues of the Company's Applied Biosystems group for the fourth quarter of fiscal year 2001.

          (2) Current Report on Form 8-K dated July 26, 2001 to incorporate under Item 5 thereof the text of the Company's press releases issued July 26, 2001 regarding fiscal year 2001 fourth quarter and year end results of the Company's Applied Biosystems and Celera Genomics groups and the text of the Company's press release issued July 24, 2001 referenced in the foregoing press releases.

          (3) Current Report on Form 8-K dated September 6, 2001 to report under
              Item 5 thereof a clarification of a statement made by the Company in its press release issued July 26, 2001 regarding fiscal year fourth quarter and year end results for the Company's Applied Biosystems group.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APPLERA CORPORATION



                                       By:       /s/ Dennis L. Winger
                                           -------------------------------------
                                             Dennis L. Winger
                                             Senior Vice President and
                                             Chief Financial Officer



                                       By:       /s/ Vikram Jog
                                           -------------------------------------
                                             Vikram Jog
                                             Corporate Controller
                                             (Chief Accounting Officer)


Dated:  November 14, 2001