Form 10-Q
period 2001-12-31
APPLERA CORP
filed 2002-02-14
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                --------------

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

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
                                 Yes  x  No
                                    -----   ----

As of the close of business on February 8, 2002, there were 212,574,037 shares of Applera Corporation - Applied Biosystems Group Common Stock and 68,640,181 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX

Part I.   Financial Information                                                Page
Item 1.   Financial Statements
     A.   Applera Corporation Consolidated
             Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended December 31, 2000 and 2001             1

             Condensed Consolidated Statements of Financial Position at
               June 30, 2001 and December 31, 2001                               2

             Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 2000 and 2001                       3

             Notes to Unaudited Condensed Consolidated Financial Statements   4-23

     B.    Applied Biosystems Group
             Condensed Combined Statements of Operations for the
               Three and Six Months Ended December 31, 2000 and 2001            24

             Condensed Combined Statements of Financial Position at
               June 30, 2001 and December 31, 2001                              25

             Condensed Combined Statements of Cash Flows for the
               Six Months Ended December 31, 2000 and 2001                      26

             Notes to Unaudited Condensed Combined Financial Statements      27-32

     C.    Celera Genomics Group
             Condensed Combined Statements of Operations for the
               Three and Six Months Ended December 31, 2000 and 2001            33

             Condensed Combined Statements of Financial Position at
               June 30, 2001 and December 31, 2001                              34

             Condensed Combined Statements of Cash Flows for the
               Six Months Ended December 31, 2000 and 2001                      35

             Notes to Unaudited Condensed Combined Financial Statements      36-44

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   45-79

Part II.  Other Information                                                     80

                                     APPLERA CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)
                     (Dollar amounts in thousands except per share amounts)

                                                 Three Months Ended           Six Months Ended
                                                   December 31,                  December 31,
                                                 2000          2001          2000           2001
                                              ---------     ---------      ---------     ---------
Net Revenues                                  $ 413,265     $ 437,166      $ 780,679     $ 825,020
Cost of sales                                   199,725       206,302        368,993       392,826
                                              ---------     ---------      ---------     ---------
Gross Margin                                    213,540       230,864        411,686       432,194
Selling, general and administrative             109,181       109,322        212,186       216,429
Research, development and engineering            75,661        88,467        153,601       172,969
Amortization of goodwill and intangibles         10,968         1,635         22,049         2,106
Acquired research and development                             101,181                      101,181
                                              ---------     ---------      ---------     ---------
Operating Income (Loss)                          17,730       (69,741)        23,850       (60,491)
Gain on investments                               2,981                       14,985
Interest expense                                   (337)         (388)        (1,390)         (628)
Interest income                                  21,332        11,979         43,899        26,326
Other income (expense), net                        (254)           10         (3,156)       (1,728)
                                              ---------     ---------      ---------     ---------
Income (Loss) Before Income Taxes                41,452       (58,140)        78,188       (36,521)
Provision for income taxes                       13,978         3,293         26,258         7,927
                                              ---------     ---------      ---------     ---------
Net Income (Loss)                             $  27,474     $ (61,433)     $  51,930     $ (44,448)
                                              =========     =========      =========     =========
Applied Biosystems Group (see Note 5)
  Net Income                                  $  57,954     $  49,034      $ 107,098     $  81,230
    Basic per share                           $    0.28     $    0.23      $    0.51     $    0.38
    Diluted per share                         $    0.26     $    0.23      $    0.48     $    0.38
 Dividends per share                          $  0.0425     $  0.0425      $  0.0850     $  0.0850

Celera Genomics Group (see Note 5)
  Net Loss                                    $ (29,704)    $(117,940)     $ (55,393)    $(133,502)
    Basic and diluted per share               $   (0.49)    $   (1.82)     $   (0.92)    $   (2.11)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.
                                      1

                                 APPLERA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                            (Dollar amounts in thousands)

                                                           At June 30,    At December 31,
                                                              2001             2001
                                                           -----------    --------------
                                                                            (unaudited)
Assets
Current assets
  Cash and cash equivalents                                $   608,535      $   631,248
  Short-term investments                                       779,482          765,095
  Accounts receivable, net                                     400,803          370,705
  Inventories, net                                             149,658          145,220
  Prepaid expenses and other current assets                    103,006           90,454
                                                           -----------      -----------
Total current assets                                         2,041,484        2,002,722
Property, plant and equipment, net                             435,560          477,416
Other long-term assets                                         410,814          584,818
                                                           -----------      -----------
Total Assets                                               $ 2,887,858      $ 3,064,956
                                                           ===========      ===========
Liabilities And Stockholders' Equity
Current liabilities
  Loans payable                                            $    14,678      $    11,014
  Current portion of long-term debt
    and capital lease obligation                                30,480           41,069
  Accounts payable                                             178,264          159,488
  Accrued salaries and wages                                    64,854           66,867
  Accrued taxes on income                                       83,016           96,547
  Other accrued expenses                                       215,823          224,918
                                                            ----------      -----------
Total current liabilities                                      587,115          599,903
Long-term debt                                                                   18,426
Other long-term liabilities                                    152,432          160,813
                                                           -----------      -----------
Total Liabilities                                              739,547          779,142
Stockholders' Equity
  Capital stock
    Applera Corporation - Applied Biosystems Group               2,115            2,121
    Applera Corporation - Celera Genomics Group                    617              680
  Capital in excess of par value                             1,832,000        2,041,085
  Retained earnings                                            369,444          306,990
  Accumulated other comprehensive loss                         (55,865)         (65,062)
                                                           -----------      -----------
Total Stockholders' Equity                                   2,148,311        2,285,814
                                                           -----------      -----------
Total Liabilities And Stockholders' Equity                 $ 2,887,858      $ 3,064,956
                                                           ===========      ===========


See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.
                                      2

                                 APPLERA CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            (Dollar amounts in thousands)

                                                                 Six months ended
                                                                   December 31,
                                                             2000               2001
                                                           ---------          ---------
Operating Activities From Continuing Operations
Net income (loss)                                          $  51,930          $ (44,448)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
  Depreciation and amortization                               61,028             53,651
  Long-term compensation programs                              3,600              3,849
  Gain on sale of assets                                     (14,985)              (811)
  Loss from equity method investees                                               1,391
  Deferred income taxes                                       (1,355)           (24,359)
  Acquired research and development                                             101,181
Changes in operating assets and liabilities:
  Accounts receivable                                        (67,962)            30,984
  Inventories                                                (13,259)             3,907
  Prepaid expenses and other assets                          (38,736)           (13,124)
  Accounts payable and other liabilities                     (59,031)                43
                                                           ---------          ---------
Net Cash Provided (Used) By Operating Activities             (78,770)           112,264
                                                           ---------          ---------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net             (108,276)           (56,808)
Sales (purchases) of short-term investments, net            (151,205)            16,749
Investments                                                   (4,131)           (41,314)
Proceeds from the sale of assets, net                         15,498
                                                           ---------          ---------
Net Cash Used By Investing Activities                       (248,114)           (81,373)
                                                           ---------          ---------
Net Cash Provided (Used) By Continuing Operations
 Before Financing Activities                                (326,884)            30,891
                                                           ---------          ---------
Net Cash Used By Operating Activities
 From Discontinued Operations                                 (1,561)            (2,198)
                                                           ---------          ---------
Financing Activities
Net change in loans payable                                  (39,960)           (11,523)
Dividends                                                    (17,758)           (17,973)
Purchases of common stock for treasury                                             (941)
Proceeds from stock issued for stock plans                    37,821             17,942
                                                           ---------          ---------
Net Cash Used By Financing Activities                        (19,897)           (12,495)
                                                           ---------          ---------
Effect Of Exchange Rate Changes On Cash                          192              6,515
                                                           ---------          ---------
Net Change In Cash And Cash Equivalents                     (348,150)            22,713
Cash And Cash Equivalents Beginning Of Period                964,502            608,535
                                                           ---------          ---------
Cash And Cash Equivalents End Of Period                    $ 616,352          $ 631,248
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

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Company has reclassified certain other intangible assets associated with its workforce to goodwill and no longer amortizes goodwill. The following table provides pro forma information for the three and six months ended December 31, 2000 had the provisions of SFAS No. 142 been applied to the fiscal 2001 financial results:

(Dollar amounts in millions except)           Three Months Ended         Six Months Ended
per share amounts)                             December 31, 2000         December 31, 2000
                                             ---------------------      -------------------
Applera Net Income                                 $    37.7                 $    72.4

Applied Biosystems Group
  Net Income                                       $    58.4                 $   108.0
    Basic per share                                $    0.28                 $    0.52
    Diluted per share                              $    0.26                 $    0.49

Celera Genomics Group
  Net Loss                                         $   (19.7)                $   (35.3)
    Basic and diluted per share                    $   (0.32)                $   (0.59)

                             APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

NOTE 3 - ACQUISITIONS

Axys Pharmaceuticals, Inc.
On November 16, 2001, the Company acquired Axys Pharmaceuticals, Inc. ("Axys") in a stock-for-stock transaction. Axys is an integrated small molecule drug discovery and development company that is developing products for chronic therapeutic application through collaborations with pharmaceutical companies and has a proprietary product portfolio in oncology. The Company believes that the acquisition will accelerate the Celera Genomics group's evolution as a drug discovery and development business.

The Company issued 5.5 million shares of Applera - Celera Genomics Group Common Stock ("Applera - Celera stock") in exchange for all of the outstanding shares of Axys common stock. The acquisition was accounted for using the purchase method of accounting. The total purchase price for the acquisition was $188.4 million, which consisted of Applera - Celera stock valued at $170.3 million, stock options valued at $8.8 million, warrants valued at $2.8 million and estimated transaction costs of $6.5 million. The purchase price was calculated using a $31.04 price per share of Applera - Celera stock, based upon a measurement date of July 17, 2001. This date, determined in accordance with Emerging Issues Task Force Abstracts Issue 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," represented the first date on which the exchange ratio was fixed under the merger agreement. The fair value of the options and warrants was calculated using the Black-Scholes pricing model.

The purchase price of $188.4 million was allocated to tangible and intangible assets as follows:

          (Dollar amounts in millions)
          Current assets                                             $  6.8
          Long-term assets                                            118.7
          Current liabilities                                         (34.9)
          Long-term liabilities                                       (20.7)
                                                                     ------
          Net assets of Axys, at approximate fair value                69.9

          Acquired in-process research and development                 99.0
          Existing technology                                           7.9
          Favorable operating leases                                   11.6
                                                                     ------
          Total purchase price                                       $188.4
                                                                     ======

Included in the "pre-existing" long-term assets is a $61.3 million deferred tax asset, recorded in purchase accounting, for net operating loss carryforwards and other temporary differences of Axys expected to be utilized by the Company. "Pre-existing" current liabilities included $4.2 million of contractual severance and involuntary termination costs. As of December 31, 2001, the Company had paid $1.2 million of these severance costs.

                             APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

In connection with the acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes. These notes mature on October 1, 2004. Interest is payable quarterly and the principal is payable at maturity as a lump sum. These notes were convertible at any time into 499,009 shares of Applera - Celera stock at a conversion price of $52.10 per share. Holders of notes having an aggregate principal amount of $10 million exercised their right following the acquisition to require the Company to repurchase such notes. The Company repaid the $10 million in January 2002. These notes were secured by 6.7 million shares, or approximately 90%, of the Company's holding of Discovery Partners International, Inc. ("DPI") common stock. As a result of the Axys acquisition, the Company owns approximately 30% of DPI, which is accounted for under the equity method of accounting. Additionally, the Company assumed an existing Axys construction loan of $8.4 million related to its medicinal chemistry building located in South San Francisco. The Company repaid this loan during the second quarter of fiscal 2002 following the acquisition.

In connection with the acquisition of Axys, the Company allocated approximately $99.0 million of the purchase price to acquired in-process research and development ("IPR&D"). The Company attributed approximately 38% of the acquired IPR&D value to the Cathepsin S project; 27% to the Cathepsin K project; 15% to the Tryptase project; 9% to the Cathepsin F project; 5% to the Urokinase project; 4% to the Serm-beta project; and 2% to the Factors VIIa & Xa project. As of the acquisition date, the technological feasibility of the projects had not been established, and it was determined that the acquired projects had no future alternative uses.

The amount attributed to acquired IPR&D was based on an independent appraisal and was developed using an income approach. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis. This valuation incorporated a percentage of completion analysis using revenues allocated to in-process technologies. In the development of projected cash flows, estimated completion percentages from 28% to 91% were applied depending on the stage of the project. The risk adjusted discount rates applied to the projects' cash flows were 38% for the Cathepsin S, the Cathepsin K and the Tryptase projects, and 43% for the Cathepsin F, the Urokinase, the Serm-beta and the Factors VIIa & Xa projects.

The Cathepsin S project is a collaboration, in the preclinical stage, with Aventis Pharmaceuticals Products, Inc. ("Aventis"), with the objective of discovery and development of small molecule drugs that inhibit Cathepsin S, a human cysteine protease associated with certain inflammatory and autoimmune diseases. In November 1999, Axys announced the successful testing of a potent, selective Cathepsin S inhibitor compound in an animal efficacy model of asthma. In addition, current in vivo proof-of-concept studies are underway, have been completed, or are planned for several potential disease indications. In October 2000, Axys announced that on the basis of data from an in vivo efficacy model of asthma, Aventis qualified a collaboration compound for pre-clinical advancement. In January 2002, the Celera Genomics group announced the qualification of a number of collaboration compounds as early development candidates for investigational new drug ("IND") -enabling studies in multiple therapeutic indications.

                             APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

The Cathepsin K project is a collaboration, in the preclinical stage, with Merck & Co., Inc. ("Merck") to develop small molecule inhibitors of Cathepsin K for the treatment of osteoporosis. In February 1997, Axys announced the first-ever solution of the three-dimensional crystal structure of Cathepsin K, which enabled Axys to design potent and selective inhibitors of Cathepsin K. In December 1999, Axys announced the successful testing of a specific, selective Cathepsin K inhibitor compound in an animal efficacy model. In mid-calendar 2001, Merck and Axys announced the achievement of a pre-agreed research milestone pertaining to selection of an Axys Cathepsin K inhibitor.

The Tryptase project is a late stage preclinical program aimed at the development of compounds for the treatment of inflammation. Tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage, in an attempt to provide safe and effective therapies for the treatment of the underlying cause of the disease, rather than the symptoms. In earlier Phase II clinical trials, Axys established human proof-of-concept for tryptase as a drug target. This was achieved in previous Phase II clinical studies of APC-366, an inhaled peptide tryptase inhibitor, which showed that inhibiting tryptase resulted in improved breathing (reduction in late airway response) in asthmatics. Since 1994, Axys has been in collaboration with Bayer A.G. ("Bayer) to identify oral tryptase inhibitors for the treatment of asthma. Bayer has focused on preclinical studies with a later generation small molecule tryptase inhibitor with high oral bioavailability and good circulating half-life, with the goal of developing a once-a-day oral therapeutic for the prevention and treatment of chronic asthma.

The Cathepsin F project is in the early preclinical stage. The objective of this project is to develop compounds for inflammatory diseases. The compounds are similar to Cathepsin S in their biological mechanism of action and potential therapeutic indications.

                             APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

The Urokinase project is an oncology program in the preclinical stage involving the development of inhibitors of the protease urokinase to interfere with angiogenesis and metastasis processes. Using a broad range of scientific capabilities including crystallography and structural biology, Axys' scientists have analyzed urokinase to identify sites on the molecule best suited for drug interaction. Using Axys' medicinal chemistry and structure-based drug design capabilities, a series of drug-like compounds have been screened to identify potential drugs and select a candidate for preclinical development.

The Serm-beta project is an oncology program based upon licenses granted to Axys by Celgene Corp. ("Celgene"). In October 1999, Celgene (through its predecessor, Signal Pharmaceuticals) granted Axys exclusive rights to its selective estrogen receptor-beta modulators (SERM-beta) for the treatment of cancer. SERM- compounds are small molecules that selectively modulate the activity of the newly discovered beta estrogen receptor found in tumors and certain hormonally sensitive tissues.

The Factors VIIa & Xa project is aimed at the development of oral therapeutics for blood clotting disorders, such as deep vein thrombosis, stroke, and myocardial infarction or heart attack. More specifically, Axys had been performing research on inhibitors of Factors Xa and VIIa and thrombin, all of which are serine proteases involved in the blood clotting process. These proteases have been acknowledged as targets for a host of disorders related to abnormal clotting. The program was begun in collaboration with Pharmacia & Upjohn. In July 1998, the research support for this collaboration ended and, in February 1999, Axys formally agreed to end this collaboration.

As of the date of the acquisition, the net assets and results of operations of Axys are included in the Company's consolidated financial statements. The net assets and results of operations of Axys have been allocated to the Celera Genomics group. The following selected unaudited proforma

                              APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

information for the Company has been prepared assuming the acquisition had occurred at the beginning of fiscal 2001 and gives effect to purchase accounting adjustments:

                                                    Three months ended       Six months ended
(Dollar amounts in millions except)                     December 31,            December 31,
 per share amounts)                                   2000       2001        2000         2001
                                                    -------    --------     -------     --------
 Net revenues                                       $ 414.7    $  438.9     $ 784.7     $  827.6
 Net income                                            12.2        29.4        30.6         27.1

Applied Biosystems Group
  Net Income                                        $  58.0    $   49.0     $ 107.1     $   81.2
   Basic per share                                  $  0.28    $   0.23     $  0.51     $   0.38
   Diluted per share                                $  0.26    $   0.23     $  0.48     $   0.38

Celera Genomics group
  Net Loss                                          $ (45.0)   $  (27.1)    $ (76.8)    $  (61.9)
   Basic and diluted per share                      $ (0.68)   $   (.40)    $ (1.17)    $   (.92)

Upon consummation of the acquisition, the Celera Genomics group recorded a $99.0 million non-cash charge to write-off the value of acquired IPR&D, which has been excluded from the pro forma results above. Had the acquired IPR&D charge been excluded from the reported amounts for the three and six month periods ended December 31, 2001, the Company would have reported net income of $37.5 million and $54.5 million, respectively, the Celera Genomics group would have reported net loss of $(19.0) million and $(34.5) million, repectively, and net loss per share of Applera-Celera stock would have been $(.29) and $(.55), respectively.

Included in the results for the six months ended December 31, 2001, is a non-cash pretax charge of $10.8 million recorded by Axys for the impairment of an investment accounted for under the cost method.

Boston Probes, Inc.
During the second quarter of fiscal 2002, the Company acquired the remaining shares of Boston Probes, Inc. ("Boston Probes") not previously owned, or approximately 87% of the outstanding shares, and certain intellectual property rights related to peptide nucleic acids, for approximately $37 million in cash. As a result of owning 100% of Boston Probes, the Company recorded goodwill of $22.7 million, other intangible assets of $21.8 million, and a charge to write-off the value of acquired IPR&D of $2.2 million. The acquisition was accounted for using the purchase method of accounting. Boston Probes develops and commercializes products employing peptide nucleic acid ("PNA") probe technology and has developed novel chemistry platforms based on its PNA technology. The Company expects that this technology will be a key component of Applied Biosystems' Sequence Detection Systems (SDS), a proprietary technology platform for real-time analysis of genetic information. The net assets and results of operations of Boston Probes have been allocated to the Applied Biosystems group.

                              APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive loss included in stockholders' equity on the Condensed Consolidated Statements of Financial Position consisted of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive loss for the three and six months ended December 31, 2000 and 2001 is presented in the following table:

                                                    Three months ended       Six months ended
                                                        December 31,           December 31,
(Dollar amounts in millions)                          2000        2001       2000        2001
                                                    -------     -------     -------     -------
Net income (loss)                                   $  27.4     $ (61.4)    $  51.9     $ (44.4)
Other comprehensive income (loss):
  Foreign currency translation adjustments              7.8       (13.5)       (4.8)        5.8
  Unrealized gain on hedge contracts,
    net of tax                                          3.7        11.0         8.8         2.1
  Reclassification adjustments for net gains on
   hedge contracts included in net income,
    net of tax                                         (2.5)       (2.1)       (3.2)       (5.4)
  Unrealized gain (loss) on investments,
    net of tax                                        (60.7)       13.2       (82.6)      (11.7)
  Reclassification adjustments for gains on
   investments included in net income (loss),
   net of tax                                          (1.9)                   (9.7)
                                                    -------     -------     -------     -------
Other comprehensive income (loss):                    (53.6)        8.6       (91.5)       (9.2)
                                                    -------     -------     -------     -------
Comprehensive loss                                  $ (26.2)    $ (52.8)    $ (39.6)    $ (53.6)
                                                    -------     -------     -------     -------

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

                              APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

systematic and reasonable. The Board can, at its discretion, change the method of allocating earnings or losses to each class of common stock at any time.

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the three months ended December 31:

                                                      Applied Biosystems          Celera Genomics
                                                            Group                     Group
                                                    ----------------------    -----------------------
(Amounts in thousands except per share amounts)        2000         2001        2000         2001
                                                    ---------    ---------    ---------    ----------
Weighted average number of common shares
 used in the calculation of basic earnings
 (loss) per share                                     210,034      211,744       60,645        64,693
Common stock equivalents                               12,656        4,473
                                                    ---------    ---------    ---------     ---------
Shares used in the calculation of diluted
 earnings (loss) per share                            222,690      216,217       60,645        64,693
                                                    =========    =========    =========    ==========
Earnings (loss) used in the calculation of
 basic and diluted earnings (loss) per share        $  57,954    $  49,034    $ (29,704)   $ (117,940)
                                                    =========    =========    =========    ==========
Earnings (loss) per share
  Basic                                             $    0.28    $    0.23    $   (0.49)   $    (1.82)
  Diluted                                           $    0.26    $    0.23    $   (0.49)   $    (1.82)

                              APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the six months ended December 31:

                                                        Applied Biosystems          Celera Genomics
                                                             Group                      Group
                                                    ----------------------    -----------------------
(Amounts in thousands except per share amounts)        2000         2001        2000          2001
                                                    ---------    ---------    ---------    ----------
 Weighted average number of common shares
  used in the calculation of basic earnings
  (loss) per share                                    209,584      211,556       60,182        63,258
 Common stock equivalents                              12,341        4,302
                                                    ---------    ---------    ---------    ----------
 Shares used in the calculation of diluted
  earnings (loss) per share                           221,925      215,858       60,182        63,258
                                                    =========    =========    =========    ==========
 Earnings (loss) used in the calculation of
  basic and diluted earnings (loss) per share       $ 107,098    $  81,230    $ (55,393)   $ (133,502)
                                                    ---------    ---------    ---------    ----------
 Earnings (loss) per share
   Basic                                            $    0.51    $    0.38    $   (0.92)   $    (2.11)
   Diluted                                          $    0.48    $    0.38    $   (0.92)   $    (2.11)

Options to purchase 6.1 million and 8.7 million shares of Applera
Corporation - Applied Biosystems Group Common Stock were outstanding at December 31, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. Options and warrants to purchase 13.7 million and 14.5 million shares of Applera - Celera stock were outstanding at December 31, 2000 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive.

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                 June 30,    December 31,
(Dollar amounts in millions)      2001          2001
                                ---------    ------------
Raw materials and supplies      $   58.8      $    63.2
Work-in-process                     12.9           11.0
Finished products                   78.0           71.0
                                --------      ---------
Total inventories               $  149.7      $   145.2
                                ========      =========

                              APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                  Six months ended
                                                     December 31,
(Dollar amounts in millions)                        2000      2001
                                                  --------   -------
Tax benefit related to employee stock options     $  42.5    $   6.2
Dividends declared not paid                       $   8.9    $   9.0
Equity instruments issued in Axys acquisition                $ 181.9
Debt and capital lease obligation assumed in
  Axys acquisition                                           $  39.1

NOTE 8 - FINANCIAL INSTRUMENTS

Cash Flow Hedges
The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currencies. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Company utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income (loss), is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the three and six month periods ended December 31, 2001, the Company recognized net gains of $3.1 million and $7.8 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At December 31, 2001, $12.9 million of derivative gains ($8.0 million net of deferred taxes) recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months.

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

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

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

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. The claims construction hearing previously scheduled for June 7, 2001 was postponed.

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

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

prevail in any of these matters. An adverse determination in any of the actions brought by Amersham could have a material adverse effect on the financial statements of the Company.

Other
The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the consolidated financial statements of the Company.

NOTE 10 - SEGMENT AND CONSOLIDATING INFORMATION

Presented below is the segment and consolidating financial information reflecting the businesses of the individual groups, including the allocation of expenses between groups in accordance with the Company's allocation policies, as well as other related party transactions, such as sales of products between groups and interest income and expense on intercompany borrowings. Earnings attributable to each group have been determined in accordance with accounting principles generally accepted in the United States of America.

See Note 1 to the Applied Biosystems group's and the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a detailed description of allocation policies.

In the following tables, the "Eliminations/Other" column represents the elimination of intergroup activity and the results of the Celera Diagnostics joint venture, a joint venture between the Applied Biosystems group and the Celera Genomics group. See Note 6 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders for a discussion of the Company's segments.

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

Consolidating Statement of Operations For the Three Months Ended December 31,
2001

                                                 Applied      Celera
                                               Biosystems    Genomics    Eliminations/
(Dollar amounts in thousands)                    Group         Group         Other     Consolidated
                                               ----------   ---------    -----------   ------------

Net revenues from external customers           $ 401,982    $  35,054    $      130    $  437,166
Intergroup revenues                                9,207                     (9,207)
                                               ---------    ---------    ----------    ----------
Net Revenues                                     411,189       35,054        (9,077)      437,166
Cost of sales                                    196,792       17,992        (8,482)      206,302
                                               ---------    ---------    ----------    ----------
Gross Margin                                     214,397       17,062          (595)      230,864
Selling, general and administrative               84,177       12,144        13,001       109,322
Corporate allocated expenses                       9,462        1,812       (11,274)
Research, development and engineering             52,665       30,611         5,191        88,467
Amortization of intangibles                                     1,635                       1,635
Acquired research and development                  2,200       98,981                     101,181
                                               ---------    ---------    ----------    ----------
Operating Income (Loss)                           65,893     (128,121)       (7,513)      (69,741)
Interest expense                                    (250)        (138)                       (388)
Interest income                                    3,275        8,704                      11,979
Other income (expense), net                        1,043       (1,033)                         10
Loss from joint venture                                        (8,487)        8,487
                                               ---------    ---------    ----------    ----------
Income (Loss) Before Income Taxes                 69,961     (129,075)          974       (58,140)
Provision (benefit) for income taxes              20,927      (11,135)       (6,499)        3,293
                                               ---------    ---------    ----------    ----------
Net Income (Loss)                              $  49,034    $(117,940)   $    7,473    $  (61,433)
                                               =========    =========    ==========    ==========

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

Consolidating Statement of Operations For the Six Months Ended December 31,
2001

                                                 Applied      Celera
                                               Biosystems    Genomics    Eliminations/
(Dollar amounts in thousands)                    Group         Group         Other     Consolidated
                                               ----------   ---------    -----------   ------------

Net revenues from external customers           $ 762,462    $   62,328   $      230    $ 825,020
Intergroup revenues                               15,279                    (15,279)
                                               ---------    ----------   ----------    ----------
Net Revenues                                     777,741        62,328      (15,049)     825,020
Cost of sales                                    376,165        29,907      (13,246)     392,826
                                               ---------    ----------   ----------    ----------
Gross Margin                                     401,576        32,421       (1,803)     432,194
Selling, general and administrative              165,901        22,733       27,795      216,429
Corporate allocated expenses                      19,488         3,828      (23,316)
Research, development and engineering            104,983        58,353        9,633      172,969
Amortization of intangibles                                      2,106                     2,106
Acquired research and development                  2,200        98,981                   101,181
                                               ---------    ----------   ----------    ---------
Operating Income (Loss)                          109,004      (153,580)     (15,915)     (60,491)
Interest expense                                    (490)         (138)                     (628)
Interest income                                    6,772        19,554                    26,326
Other income (expense), net                           21        (1,749)                   (1,728)
Loss from joint venture                                        (17,864)      17,864
                                               ---------    ----------   ----------    ---------
Income (Loss) Before Income Taxes                115,307      (153,777)       1,949      (36,521)
Provision (benefit) for income taxes              34,077       (20,275)      (5,875)       7,927
                                               ---------    ----------   ----------    ---------
Net Income (Loss)                              $  81,230    $ (133,502)  $    7,824    $ (44,448)
                                               =========    ==========   ==========    =========

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

Consolidating Statement of Financial Position At December 31, 2001

                                                 Applied        Celera
                                               Biosystems     Genomics    Eliminations/
(Dollar amounts in thousands)                    Group          Group        Other      Consolidated
                                               ----------    ---------    ------------  ------------

Assets
Current assets
  Cash and cash equivalents                    $   455,491   $   175,757   $      -     $   631,248
  Short-term investments                                         765,095                    765,095
  Accounts receivable, net                         341,806        35,488     (6,589)        370,705
  Inventories, net                                 137,243         6,312      1,665         145,220
  Prepaid expenses and other current assets         83,141         6,658        655          90,454
                                               -----------   -----------   --------     -----------
Total current assets                             1,017,681       989,310     (4,269)      2,002,722
Property, plant and equipment, net                 337,303       137,032      3,081         477,416
Other long-term assets                             391,761       187,341      5,716         584,818
                                               -----------   -----------   --------     -----------
Total Assets                                   $ 1,746,745   $ 1,313,683   $  4,528     $ 3,064,956
                                               ===========   ===========   ========     ===========

Liabilities And Stockholders' Equity
Current liabilities
  Loans payable                                $    11,014   $         -   $      -     $    11,014
  Current portion of long-term debt and
   capital lease obligation                         28,860        12,209                     41,069
  Accounts payable                                 139,370        20,987       (869)        159,488
  Accrued salaries and wages                        48,312        16,508      2,047          66,867
  Accrued taxes on income                           92,498                    4,049          96,547
  Other accrued expenses                           165,449        64,376     (4,907)        224,918
                                               -----------   -----------   --------     -----------
Total current liabilities                          485,503       114,080        320         599,903
Long-term debt                                                    18,426                     18,426
Other long-term liabilities                        136,102        24,711                    160,813
                                               -----------   -----------   --------     -----------
Total Liabilities                                  621,605       157,217        320         779,142
                                               -----------   -----------   --------     -----------
Stockholders' Equity
Applera Corporation - Applied Biosystems stock                                2,121           2,121
Applera Corporation - Celera Genomics stock                                     680             680
Other stockholders' equity                       1,125,140     1,156,466      1,407       2,283,013
                                               -----------   -----------   --------     -----------
Total Stockholders' Equity                       1,125,140     1,156,466      4,208       2,285,814
                                               -----------   -----------   --------     -----------
Total Liabilities And Stockholders' Equity     $ 1,746,745   $ 1,313,683   $  4,528     $ 3,064,956
                                               ===========   ===========   ========     ===========

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 continued

Consolidating Statement of Cash Flows For the Six Months Ended December 31,
2001

                                                            Applied         Celera
                                                           Biosystems      Genomics    Eliminations/
(Dollar amounts in thousands)                                Group          Group         Other        Consolidated
                                                           ---------     -----------    ---------      ------------
Operating Activities From Continuing Operations
Net income (loss)                                          $ 81,230      $ (133,502)    $  7,824       $ (44,448)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
   Depreciation and amortization                             37,914          16,310         (573)         53,651
   Long-term compensation programs                            2,942             907                        3,849
   Gain on sale of assets                                                      (811)                        (811)
   Loss from joint venture and equity method investees                       19,255      (17,864)          1,391
   Deferred income taxes                                    (12,663)         (5,821)      (5,875)        (24,359)
   Nonreimbursable utilization of intergroup tax benefits     8,499          (8,499)
   Acquired research and development                          2,200          98,981                      101,181
Changes in operating assets and liabilities:
   Accounts receivable                                       41,412         (11,241)         813          30,984
   Inventories                                                3,039             (73)         941           3,907
   Prepaid expenses and other assets                        (10,674)           (470)      (1,980)        (13,124)
   Accounts payable and other liabilities                    (4,805)            241        4,607              43
                                                          ---------      ----------     --------       ---------
Net Cash Provided (Used) By Operating Activities            149,094         (24,723)     (12,107)        112,264
                                                          ---------      ----------     --------       ---------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net             (42,131)        (10,837)      (3,840)        (56,808)
Sales of short-term investments, net                                         16,749                       16,749
Acquisitions and investments, net                           (36,369)        (20,892)      15,947         (41,314)
                                                          ---------      ----------     --------       ---------
Net Cash Used By Investing Activities                       (78,500)        (14,980)      12,107         (81,373)
                                                          ---------      ----------     --------       ---------
Net Cash Provided (Used) By Continuing Operations
   Before Financing Activities                               70,594         (39,703)                      30,891
                                                          ---------      ----------     --------       ---------
Net Cash Used By Operating Activities
   From Discontinued Operations                              (2,198)                                      (2,198)
                                                          ---------      ----------     --------       ---------
Financing Activities
Net change in loans payable                                  (3,080)         (8,443)                     (11,523)
Dividends                                                   (17,973)                                     (17,973)
Purchases of common stock for treasury                                         (941)                        (941)
Proceeds from stock issued for stock plans                    9,174           8,768                       17,942
                                                          ---------      ----------     --------       ---------
Net Cash Used By Financing Activities                       (11,879)           (616)                     (12,495)
                                                          ---------      ----------     --------       ---------
Effect Of Exchange Rate Changes On Cash                       6,515                                        6,515
                                                          ---------      ----------     --------       ---------
Net Change In Cash And Cash Equivalents                      63,032         (40,319)                      22,713
Cash And Cash Equivalents Beginning Of Period               392,459         216,076                      608,535
                                                          ---------      ----------     --------       ---------
Cash And Cash Equivalents End Of Period                   $ 455,491      $  175,757     $      -       $ 631,248
                                                          =========      ==========     ========       =========

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

Consolidating Statement of Operations For the Three Months Ended December 31,
2000


                                                            Applied          Celera
                                                           Biosystems       Genomics      Eliminations/
(Dollar amounts in thousands)                                Group           Group          Other        Consolidated
                                                           ----------     -----------     ------------   ------------
Net revenues from external customers                       $ 393,645      $  19,620        $      -       $ 413,265
Intergroup revenues                                           17,376            699         (18,075)
                                                           ---------      ---------        --------       ---------
Net Revenues                                                 411,021         20,319         (18,075)        413,265
Cost of sales                                                197,843         10,419          (8,537)        199,725
                                                           ---------      ---------        --------       ---------
Gross Margin                                                 213,178          9,900          (9,538)        213,540
Selling, general and administrative                           85,949         12,289          10,943         109,181
Corporate allocated expenses                                   8,870          2,073         (10,943)
Research, development and engineering                         42,010         42,326          (8,675)         75,661
Amortization of goodwill and intangibles                                     10,968                          10,968
                                                           ---------      ---------        --------       ---------
Operating Income (Loss)                                       76,349        (57,756)           (863)         17,730
Gain on investments                                            2,981                                          2,981
Interest expense                                                (294)           (43)                           (337)
Interest income                                                4,208         17,124                          21,332
Other expense, net                                              (239)           (15)                           (254)
                                                           ---------      ----------       ---------      ---------
Income (Loss) Before Income Taxes                             83,005        (40,690)           (863)         41,452
Provision (benefit) for income taxes                          25,051        (10,986)            (87)         13,978
                                                           ---------      ---------        --------       ---------
Net Income (Loss)                                          $  57,954      $ (29,704)       $   (776)      $  27,474
                                                           =========      =========        ========       =========

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

Consolidating Statement of Operations For the Six Months Ended December 31,
2000

                                           Applied        Celera
                                          Biosystems     Genomics    Eliminations/
(Dollar amounts in thousands)               Group         Group         Other        Consolidated
                                          ----------    ---------    ------------    ------------
Net revenues from external customers      $ 742,806     $  37,873      $     -         $ 780,679
Intergroup revenues                          31,787           699        (32,486)
                                          ---------     ---------      ---------       ---------
Net Revenues                                774,593        38,572        (32,486)        780,679
Cost of sales                               367,468        16,186        (14,661)        368,993
                                          ---------     ---------      ---------       ---------
Gross Margin                                407,125        22,386        (17,825)        411,686
Selling, general and administrative         165,827        23,228         23,131         212,186
Corporate allocated expenses                 18,967         4,164        (23,131)
Research, development and engineering        88,125        83,303        (17,827)        153,601
Amortization of goodwill and intangibles                   22,049                         22,049
                                          ---------     ---------      ---------       ---------
Operating Income (Loss)                     134,206      (110,358)             2          23,850
Gain on investments                          14,985                                       14,985
Interest expense                               (561)         (829)                        (1,390)
Interest income                               8,589        35,310                         43,899
Other expense, net                           (3,152)           (4)                        (3,156)
                                          ---------     ---------      ---------       ---------
Income (Loss) Before Income Taxes           154,067       (75,881)             2          78,188
Provision (benefit) for income taxes         46,969       (20,488)          (223)         26,258
                                          ---------     ---------      ---------       ---------
Net Income (Loss)                         $ 107,098     $ (55,393)     $     225       $  51,930
                                          =========     =========      =========       =========

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 continued

Consolidating Statement of Financial Position At June 30, 2001


                                                           Applied          Celera
                                                          Biosystems       Genomics    Eliminations/
(Dollar amounts in thousands)                               Group           Group        Other      Consolidated
                                                         ------------  -----------    ----------   -------------
Assets
Current assets
   Cash and cash equivalents                             $   392,459   $  216,076     $       -     $   608,535
   Short-term investments                                                 779,482                       779,482
   Accounts receivable, net                                  382,560       24,019        (5,776)        400,803
   Inventories, net                                          140,813        6,239         2,606         149,658
   Prepaid expenses and other current assets                  98,124        4,838            44         103,006
                                                         -----------   ----------     ---------     -----------
Total current assets                                       1,013,956    1,030,654        (3,126)      2,041,484
                                                         -----------   ----------     ---------     -----------
Property, plant and equipment, net                           315,356      123,497        (3,293)        435,560
Other long-term assets                                       348,575       65,985        (3,746)        410,814
                                                         -----------   ----------     ---------     -----------
Total Assets                                             $ 1,677,887   $1,220,136     $ (10,165)    $ 2,887,858
                                                         ===========   ==========     =========     ===========

Liabilities And Stockholders' Equity
Current liabilities
   Loans payable                                         $    14,678   $        -     $       -     $    14,678
   Current portion of long-term debt                          30,480                                     30,480
   Accounts payable                                          162,104       21,024        (4,864)        178,264
   Accrued salaries and wages                                 49,553       15,088           213          64,854
   Accrued taxes on income                                    82,717                        299          83,016
Other accrued expenses                                       168,552       49,468        (2,197)        215,823
                                                         -----------   ----------     ---------     -----------
Total current liabilities                                    508,084       85,580        (6,549)        587,115
Other long-term liabilities                                  128,592       23,840                       152,432
                                                         -----------   ----------     ---------     -----------
Total Liabilities                                            636,676      109,420        (6,549)        739,547
                                                         -----------   ----------     ---------     -----------
Stockholders' Equity
Applera Corporation - Applied Biosystems stock                                            2,115           2,115
Applera Corporation - Celera Genomics stock                                                 617             617
Other stockholders' equity                                 1,041,211     1,110,716       (6,348)      2,145,579
                                                         -----------   -----------    ---------     -----------
Total Stockholders' Equity                                 1,041,211     1,110,716       (3,616)      2,148,311
                                                         -----------   -----------    ---------     -----------
Total Liabilities And Stockholders' Equity               $ 1,677,887   $ 1,220,136    $ (10,165)    $ 2,887,858
                                                         ===========   ===========    =========     ===========

                                      22

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  continued

Consolidating Statement of Cash Flows For the Six Months Ended December 31,
2000

                                                                Applied         Celera
                                                              Biosystems       Genomics    Eliminations/
(Dollar amounts in thousands)                                   Group           Group         Other      Consolidated
                                                              ----------     ----------     ---------     ----------
Operating Activities From Continuing Operations
Net income (loss)                                             $  107,098     $  (55,393)    $     225     $   51,930
Adjustments to reconcile net income (loss) to net
 cash used by operating activities:
  Depreciation and amortization                                   30,745         32,107        (1,824)        61,028
  Long-term compensation programs                                  2,972            628                        3,600
  Gain from sales of assets                                      (14,985)                                    (14,985)
  Deferred income taxes                                             (741)          (614)                      (1,355)
  Nonreimbursable utilization of intergroup tax benefits          14,429        (14,429)
Changes in operating assets and liabilities:
 Tax benefit receivable from the Applied Biosystem Group                         16,702       (16,702)
 Accounts receivable                                             (68,207)        (4,303)        4,548        (67,962)
 Inventories                                                     (14,209)           379           571        (13,259)
 Prepaid expenses and other assets                               (39,494)           758                      (38,736)
 Accounts payable and other liabilities                          (67,925)        (3,037)       11,931        (59,031)
                                                              ----------     ----------     ---------     ----------
Net Cash Used By Operating Activities                            (50,317)       (27,202)       (1,251)       (78,770)
                                                              ----------     ----------     ---------     ----------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                  (96,904)       (12,623)        1,251       (108,276)
Purchases of short-term investments, net                                       (151,205)                    (151,205)
Acquisitions and investments, net                                 (4,131)                                     (4,131)
Proceeds from the sale of assets, net                             15,498                                      15,498
                                                              ----------     ----------     ---------     ----------
Net Cash Used By Investing Activities                            (85,537)      (163,828)        1,251       (248,114)
                                                              ----------     ----------     ---------     ----------
Net Cash Used By Continuing Operations Before
 Financing Activities                                           (135,854)      (191,030)                    (326,884)
                                                              ----------     ----------     ---------     ----------
Net Cash Used By Operating Activities
 From Discontinued Operations                                     (1,561)                                     (1,561)
                                                              ----------     ----------     ---------     ----------
Financing Activities
Net change in loans payable                                        6,040        (46,000)                     (39,960)
Dividends                                                        (17,758)                                    (17,758)
Proceeds from stock issued for stock plans                        24,387         13,434                       37,821
                                                              ----------     ----------     ---------     ----------
Net Cash Provided (Used) By Financing Activities                  12,669        (32,566)                     (19,897)
                                                              ----------     ----------     ---------     ----------
Effect Of Exchange Rate Changes On Cash                              192                                         192
                                                              ----------     ----------     ---------     ----------
Net Change In Cash And Cash Equivalents                         (124,554)      (223,596)                    (348,150)
Cash And Cash Equivalents Beginning Of Period                    394,608        569,894                      964,502
                                                              ----------     ----------     ---------     ----------
Cash And Cash Equivalents End Of Period                       $  270,054     $  346,298     $       -     $  616,352
                                                              ==========     ==========     =========     ==========

                                      23

                           APPLIED BIOSYSTEMS GROUP
                 CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (unaudited)
                        (Dollar amounts in thousands)

                                           Three Months Ended          Six Months Ended
                                              December 31,                December 31,
                                           2000        2001            2000        2001
                                        ----------  ----------      ----------  ----------
Net Revenues                             $ 411,021   $ 411,189       $ 774,593   $ 777,741
Cost of sales                              197,843     196,792         367,468     376,165
                                         ---------   ---------       ---------   ---------
Gross Margin                               213,178     214,397         407,125     401,576
Selling, general and administrative         94,819      93,639         184,794     185,389
Research, development and engineering       42,010      52,665          88,125     104,983
Acquired research and development                        2,200                       2,200
                                         ---------   ---------       ---------   ---------
Operating Income                            76,349      65,893         134,206     109,004
Gain on investments                          2,981                      14,985
Interest expense                              (294)       (250)           (561)       (490)
Interest income                              4,208       3,275           8,589       6,772
Other income (expense), net                   (239)      1,043          (3,152)         21
                                         ---------   ---------       ---------   ---------
Income Before Income Taxes                  83,005      69,961         154,067     115,307
Provision for income taxes                  25,051      20,927          46,969      34,077
                                         ---------   ---------       ---------   ---------
Net Income                               $  57,954   $  49,034       $ 107,098   $  81,230
                                         =========   =========       =========   =========

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.
                                      24

                           APPLIED BIOSYSTEMS GROUP
             CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                                 (unaudited)
                        (Dollar amounts in thousands)

                                                 At June 30,       At December 31,
                                                    2001                2001
                                                ------------       ---------------
                                                                     (unaudited)
Assets
 Current assets
 Cash and cash equivalents                       $   392,459         $   455,491
 Accounts receivable, net                            382,560             341,806
 Inventories, net                                    140,813             137,243
 Prepaid expenses and other current assets            98,124              83,141
                                                 -----------         -----------
Total current assets                               1,013,956           1,017,681
Property, plant and equipment, net                   315,356             337,303
Other long-term assets                               348,575             391,761
                                                 -----------         -----------
Total Assets                                     $ 1,677,887         $ 1,746,745
                                                 ===========         ===========

Liabilities And Allocated Net Worth
Current liabilities
 Loans payable                                   $    14,678         $    11,014
 Current portion of long-term debt                    30,480              28,860
 Accounts payable                                    162,104             139,370
 Accrued salaries and wages                           49,553              48,312
 Accrued taxes on income                              82,717              92,498
 Other accrued expenses                              168,552             165,449
                                                 -----------         -----------
Total current liabilities                            508,084             485,503
Other long-term liabilities                          128,592             136,102
                                                 -----------         -----------
Total Liabilities                                    636,676             621,605

Allocated Net Worth                                1,041,211           1,125,140
                                                 -----------         -----------
Total Liabilities And Allocated Net Worth        $ 1,677,887         $ 1,746,745
                                                 ===========         ===========

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                           APPLIED BIOSYSTEMS GROUP
                 CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                        (Dollar amounts in thousands)

                                                               Six months ended
                                                                 December 31,
                                                             2000           2001
                                                          ---------      ---------
Operating Activities From Continuing Operations
Net income                                                $ 107,098      $  81,230
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                              30,745         37,914
  Long-term compensation programs                             2,972          2,942
  Gain on sale of assets                                    (14,985)
  Acquired research and development                                          2,200
  Nonreimbursable utilization of tax benefits generated
   by the Celera Genomics group                              14,429          8,499
  Deferred income taxes                                        (741)       (12,663)
Changes in operating assets and liabilities:
 Accounts receivable                                        (68,207)        41,412
 Inventories                                                (14,209)         3,039
 Prepaid expenses and other assets                          (39,494)       (10,674)
 Accounts payable and other liabilities                     (67,925)        (4,805)
                                                          ---------      ---------
Net Cash Provided (Used) By Operating Activities            (50,317)       149,094
                                                          ---------      ---------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net             (96,904)       (42,131)
Investments                                                  (4,131)       (36,369)
Proceeds from the sale of assets, net                        15,498
                                                          ---------      ---------
Net Cash Used By Investing Activities                       (85,537)       (78,500)
                                                          ---------      ---------
Net Cash Provided (Used) By Continuing Operations
 Before Financing Activities                               (135,854)        70,594
                                                          ---------      ---------
Net Cash Used By Operating Activities
 From Discontinued Operations                                (1,561)        (2,198)
                                                          ---------      ---------
Financing Activities
Net change in loans payable                                   6,040         (3,080)
Dividends                                                   (17,758)       (17,973)
Proceeds from stock issued for stock plans                   24,387          9,174
                                                          ---------      ---------
Net Cash Provided (Used) By Financing Activities             12,669        (11,879)
                                                          ---------      ---------
Effect Of Exchange Rate Changes On Cash                         192          6,515
                                                          ---------      ---------
Net Change In Cash And Cash Equivalents                    (124,554)        63,032
Cash And Cash Equivalents Beginning Of Period               394,608        392,459
                                                          ---------      ---------
Cash And Cash Equivalents End Of Period                   $ 270,054      $ 455,491
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

NOTE 2 - ACQUISITIONS AND OTHER

Boston Probes, Inc.
During the second quarter of fiscal 2002, the Company acquired the remaining shares of Boston Probes, Inc. ("Boston Probes") not previously owned, or approximately 87% of the outstanding shares, and certain intellectual property rights related to peptide nucleic acids, for approximately $37 million in cash. As a result of owning 100% of Boston Probes, the Applied Biosystems group recorded goodwill of $22.7 million, other intangible assets of $21.8 million, and a charge to write-off the value of acquired IPR&D of $2.2 million. The acquisition was accounted for using the purchase method of accounting. Boston Probes develops and commercializes products employing peptide nucleic acid (PNA) probe technology and has developed novel chemistry platforms based on its PNA technology. The Applied Biosystems group expects that this technology will be a key component of its Sequence Detection Systems (SDS), a proprietary technology platform for real-time analysis of genetic information.

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

                           APPLIED BIOSYSTEMS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

were transferred at recorded book value as an increase to the Applied Biosystems group's allocated net worth. The Applied Biosystems group plans to utilize the resources of this business unit for initiatives that will include validation of single nucleotide polymorphisms.

NOTE 3 - COMPREHENSIVE INCOME

Accumulated other comprehensive loss included in allocated net worth on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income for the three and six months ended December 31, 2000 and 2001 is presented in the following table:

                                                        Three months ended      Six months ended
                                                            December 31,           December 31,
(Dollar amounts in millions)                             2000       2001        2000       2001
                                                       --------   --------    --------   --------
Net income                                              $  58.0    $  49.0     $ 107.1    $  81.2
Other comprehensive income (loss):
 Foreign currency translation adjustments                   7.8      (13.2)       (4.8)       6.0
 Unrealized gain (loss) on hedge contract,
  net of tax                                                3.7       11.0         8.8        2.1
 Reclassification adjustments for net gains on
  hedge contracts included in net income,
  net of tax                                               (2.5)      (2.1)       (3.2)      (5.4)
 Unrealized gain (loss) on investments,
  net of tax                                              (60.9)      13.1       (83.1)     (13.6)
 Reclassification adjustments for gains on
  investments included in net income,
  net of tax                                               (1.9)                  (9.7)
                                                       --------   --------    --------   --------
Other comprehensive income (loss)                         (53.8)       8.8       (92.0)     (10.9)
                                                       --------   --------    --------   --------
Comprehensive income                                    $   4.2    $  57.8     $  15.1    $  70.3
                                                       --------   --------    --------   --------

                          APPLIED BIOSYSTEMS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                                 June 30,   December 31,
(Dollar amounts in millions)                       2001        2001
                                                 -------      -------
Raw materials and supplies                       $  51.8      $  57.0
Work-in-process                                     12.2          9.8
Finished products                                   76.8         70.4
                                                 -------      -------
Total inventories                                $ 140.8      $ 137.2
                                                 =======      =======

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                       Six months ended
                                                         December 31,
(Dollar amounts in millions)                           2000        2001
                                                      ------       -----
Nonreimbursable utilization of tax benefits
  generated by the Celera Genomics group              $ 14.4       $ 8.5
Tax benefit related to employee stock options         $ 32.9       $ 2.7
Dividends declared not paid                           $  8.9       $ 9.0
Transfer of business unit from the Celera
  Genomics group (Note 2)                                          $ 8.1

NOTE 6 - FINANCIAL INSTRUMENTS

Cash Flow Hedges
The Applied Biosystems group's international sales are typically denominated in the customers' local (non-U.S. dollar) currencies. The Applied Biosystems group uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Applied Biosystems group utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Combined Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income, is reclassified to net

                          APPLIED BIOSYSTEMS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

revenues in the Condensed Combined Statements of Operations. During the three and six month periods ended December 31, 2001, the Applied Biosystems group recognized net gains of $3.1 million and $7.8 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At December 31, 2001, $12.9 million of derivative gains ($8.0 million net of deferred taxes) recorded in other comprehensive income
(loss) are expected to be reclassified to earnings during the next twelve months.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and six month periods ended December 31, 2000, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $17.4 million and $31.8 million, respectively. For the three and six month periods ended December 31, 2001, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $8.8 million and $14.8 million, respectively.

NOTE 8 - CONTINGENCIES

Amersham
On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the `648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the `648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the `648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the `648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the `648 patent. On April 6, 2001, the court granted the Company's motion for summary judgment finding that the Company's recently introduced BigDye Version 3.0 dye technology does not infringe the `648 patent.

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

                          APPLIED BIOSYSTEMS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

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

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. The claims construction hearing previously scheduled for June 7, 2001 was postponed.

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

Other

The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material

                          APPLIED BIOSYSTEMS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

adverse effect on the combined financial statements of the Applied Biosystems group or the consolidated financial statements of the Company.

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

                            CELERA GENOMICS GROUP
                 CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (unaudited)
                        (Dollar amounts in thousands)

                                            Three Months Ended        Six Months Ended
                                               December 31,              December 31,
                                             2000         2001        2000         2001
                                          ---------   ----------   ---------   ----------
Net Revenues                              $  20,319   $   35,054   $  38,572   $   62,328
Costs And Expenses
Cost of sales                                10,419       17,992      16,186       29,907
Research and development                     42,326       30,611      83,303       58,353
Selling, general and administrative          14,362       13,956      27,392       26,561
Amortization of goodwill and intangibles     10,968        1,635      22,049        2,106
Acquired research and development                         98,981                   98,981
                                          ---------   ----------   ---------   ----------
Operating Loss                              (57,756)    (128,121)   (110,358)    (153,580)
Interest expense                                (43)        (138)       (829)        (138)
Interest income                              17,124        8,704      35,310       19,554
Other expense, net                              (15)      (1,033)         (4)      (1,749)
Loss from joint venture                                   (8,487)                 (17,864)
                                          ---------   ----------   ---------   ----------
Loss Before Income Taxes                    (40,690)    (129,075)    (75,881)    (153,777)
Benefit for income taxes                    (10,986)     (11,135)    (20,488)     (20,275)
                                          ---------   ----------   ---------   ----------
Net Loss                                  $ (29,704)  $ (117,940)  $ (55,393)  $ (133,502)
                                          =========   ==========   =========   ==========

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                            CELERA GENOMICS GROUP
             CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                        (Dollar amounts in thousands)

                                                     At June 30,    At December 31,
                                                        2001             2001
                                                    -----------      -----------
                                                                      (unaudited)
Assets
Current assets
 Cash and cash equivalents                          $   216,076      $   175,757
 Short-term investments                                 779,482          765,095
 Accounts receivable, net                                24,019           35,488
 Inventories, net                                         6,239            6,312
 Prepaid expenses and other current assets                4,838            6,658
                                                    -----------      -----------
Total current assets                                  1,030,654          989,310
Property, plant and equipment, net                      123,497          137,032
Other long-term assets                                   65,985          187,341
                                                    -----------      -----------
Total Assets                                        $ 1,220,136      $ 1,313,683
                                                    ===========      ===========

Liabilities And Allocated Net Worth
Current liabilities
 Current portion of long-term debt and capital
   lease obligation                                 $         -      $    12,209
 Accounts payable                                        21,024           20,987
 Accrued salaries and wages                              15,088           16,508
 Deferred revenues                                       37,486           45,053
 Other accrued expenses                                  11,982           19,323
                                                    -----------      -----------
Total current liabilities                                85,580          114,080
Long-term debt                                                            18,426
Other long-term liabilities                              23,840           24,711
                                                    -----------      -----------
Total Liabilities                                       109,420          157,217

Allocated Net Worth                                   1,110,716        1,156,466
                                                    -----------      -----------
Total Liabilities And Allocated Net Worth           $ 1,220,136      $ 1,313,683
                                                    ===========      ===========

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                            CELERA GENOMICS GROUP
                 CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                        (Dollar amounts in thousands)

                                                                  Six months ended
                                                                    December 31,
                                                                 2000           2001
                                                              ----------      ---------
Operating Activities
Net loss                                                      $ (55,393)      $(133,502)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                32,107          16,310
    Long-term compensation programs                                 628             907
    Gain on sale of assets                                                         (811)
    Loss from equity method investees                                             1,391
    Deferred income taxes                                          (614)         (5,821)
    Loss from joint venture                                                      17,864
    Nonreimbursable utilization of tax benefits by the
      Applied Biosystems group                                  (14,429)         (8,499)
    Acquired research and development                                            98,981
Changes in operating assets and liabilities:
    Tax benefit receivable from the Applied Biosystems group     16,702
    Accounts receivable                                          (4,303)        (11,241)
    Inventories                                                     379             (73)
    Prepaid expenses and other assets                               758            (470)
    Accounts payable and other liabilities                       (3,037)            241
                                                              ---------       ---------
Net Cash Used By Operating Activities                           (27,202)        (24,723)
                                                              ---------       ---------
Investing Activities
Additions to property, plant and equipment, net                 (12,623)        (10,837)
Sales (purchases) of short-term investments, net               (151,205)         16,749
Investments                                                                     (20,892)
                                                              ---------       ---------
Net Cash Used By Investing Activities                          (163,828)        (14,980)
                                                              ---------       ---------
Financing Activities
Net change in loans payable                                     (46,000)         (8,443)
Purchases of common stock for treasury                                             (941)
Proceeds from stock issued for stock plans                       13,434           8,768
                                                              ---------       ---------
Net Cash Used By Financing Activities                           (32,566)           (616)
                                                              ---------       ---------
Net Change In Cash And Cash Equivalents                        (223,596)        (40,319)
Cash And Cash Equivalents Beginning Of Period                   569,894         216,076
                                                              ---------       ---------
Cash And Cash Equivalents End Of Period                       $ 346,298       $ 175,757
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

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2001, the Celera Genomics group adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Celera Genomics group has reclassified certain other intangible assets associated with its workforce to goodwill and no longer amortizes goodwill. Had the provisions of SFAS No. 142 been applied to the fiscal 2001 financial results, the Celera Genomics group's net loss would have been $19.7 million and $35.3 million for the three and six months ended December 31, 2000, respectively, on a pro forma basis.

NOTE 3 - ACQUISITIONS AND OTHER

Axys Pharmaceuticals, Inc.
On November 16, 2001, the Company acquired Axys Pharmaceuticals, Inc. ("Axys") in a stock-for-stock transaction. Axys is an integrated small molecule drug discovery and development company that is developing products for chronic therapeutic application through collaborations with pharmaceutical companies and has a proprietary product portfolio in oncology. The Company believes that the acquisition will accelerate the Celera Genomics group's evolution as a drug discovery and development business.

The Company issued 5.5 million shares of Applera - Celera Genomics Common Stock ("Applera - Celera stock") in exchange for all of the outstanding shares of Axys common stock. The acquisition was accounted for using the purchase method of accounting. The total purchase price for the

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

acquisition was $188.4 million, which consisted of Applera - Celera stock valued at $170.3 million, stock options valued at $8.8 million, warrants valued at $2.8 million and estimated transaction costs of $6.5 million. The purchase price was calculated using a $31.04 price per share of Applera - Celera stock, based upon a measurement date of July 17, 2001. This date, determined in accordance with Emerging Issues Task Force Abstracts Issue 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," represented the first date on which the exchange ratio was fixed under the merger agreement. The fair value of the options and warrants was calculated using the Black-Scholes pricing model.

The purchase price of $188.4 million was allocated to tangible and intangible assets as follows:

     (Dollar amounts in millions)
     Current assets                                     $   6.8
     Long-term assets                                     118.7
     Current liabilities                                  (34.9)
     Long-term liabilities                                (20.7)
                                                        -------
     Net assets of Axys, at approximate fair value         69.9

     Acquired in-process research and development          99.0
     Existing technology                                    7.9
     Favorable operating leases                            11.6
                                                        -------
     Total purchase price                               $ 188.4
                                                        =======

Included in the "pre-existing" long-term assets is a $61.3 million deferred tax asset, recorded in purchase accounting, for net operating loss carryforwards and other temporary differences of Axys expected to be utilized by the Company. "Pre-existing" current liabilities included $4.2 million of contractual severance and involuntary termination costs. As of December 31, 2001, the Celera Genomics group had paid $1.2 million of these severance costs.

In connection with the acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes. These notes mature on October 1, 2004. Interest is payable quarterly and the principal is payable at maturity as a lump sum. These notes were convertible at any time into 499,009 shares of Applera - Celera stock at a conversion price of $52.10 per share. Holders of notes having an aggregate principal amount of $10 million exercised their right following the acquisition to require the Company to repurchase such notes. The Celera Genomics group repaid the $10 million in January 2002. These notes were secured by 6.7 million shares, or approximately 90%, of the Company's holding of Discovery Partners International, Inc. ("DPI") common stock. As a result of the Axys acquisition, the Company owns approximately 30% of DPI, allocated to the Celera Genomics group, which is accounted for under the equity method of accounting. Additionally, the Company assumed an existing Axys construction loan of $8.4 million related to its medicinal

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

chemistry building located in South San Francisco. The Celera Genomics group repaid this loan during the second quarter of fiscal 2002 following the acquisition.

In connection with the acquisition of Axys, the Celera Genomics group allocated approximately $99.0 million of the purchase price to acquired in-process research and development ("IPR&D"). The Celera Genomics group attributed approximately 38% of the acquired IPR&D value to the Cathepsin S project; 27% to the Cathepsin K project; 15% to the Tryptase project; 9% to the Cathepsin F project; 5% to the Urokinase project; 4% to the Serm-beta project; and 2% to the Factors VIIa & Xa project. As of the acquisition date, the technological feasibility of the projects had not been established, and it was determined that the acquired projects had no future alternative uses.

The amount attributed to acquired IPR&D was based on an independent appraisal and was developed using an income approach. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis. This valuation incorporated a percentage of completion analysis using revenues allocated to in-process technologies. In the development of projected cash flows, estimated completion percentages from 28% to 91% were applied depending on the stage of the project. The risk adjusted discount rates applied to the projects' cash flows were 38% for the Cathepsin S, the Cathepsin K and the Tryptase projects, and 43% for the Cathepsin F, the Urokinase, the Serm-beta and the Factors VIIa & Xa projects.

The Cathepsin S project is a collaboration, in the preclinical stage, with Aventis Pharmaceuticals Products, Inc. ("Aventis"), with the objective of discovery and development of small molecule drugs that inhibit Cathepsin S, a human cysteine protease associated with certain inflammatory and autoimmune diseases. In November 1999, Axys announced the successful testing of a potent, selective Cathepsin S inhibitor compound in an animal efficacy model of asthma. In addition, current in vivo proof-of-concept studies are underway, have been completed, or are planned for several potential disease indications. In October 2000, Axys announced that on the basis of data from an in vivo efficacy model of asthma, Aventis qualified a collaboration compound for pre-clinical advancement. In January 2002, the Celera Genomics group announced the qualification of a number of collaboration compounds as early development candidates for investigational new drug ("IND") -enabling studies in multiple therapeutic indications.

The Cathepsin K project is a collaboration, in the preclinical stage, with Merck & Co., Inc. ("Merck") to develop small molecule inhibitors of Cathepsin K for the treatment of osteoporosis. In February

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

1997, Axys announced the first-ever solution of the three-dimensional crystal structure of Cathepsin K, which enabled Axys to design potent and selective inhibitors of Cathepsin K. In December 1999, Axys announced the successful testing of a specific, selective Cathepsin K inhibitor compound in an animal efficacy model. In mid-calendar 2001, Merck and Axys announced the achievement of a pre-agreed research milestone pertaining to selection of an Axys Cathepsin K inhibitor.

The Tryptase project is a late stage preclinical program aimed at the development of compounds for the treatment of inflammation. Tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage, in an attempt to provide safe and effective therapies for the treatment of the underlying cause of the disease, rather than the symptoms. In earlier Phase II clinical trials, Axys established human proof-of-concept for tryptase as a drug target. This was achieved in previous Phase II clinical studies of APC-366, an inhaled peptide tryptase inhibitor, which showed that inhibiting tryptase resulted in improved breathing (reduction in late airway response) in asthmatics. Since 1994, Axys has been in collaboration with Bayer A.G. ("Bayer") to identify oral tryptase inhibitors for the treatment of asthma. Bayer has focused on preclinical studies with a later generation small molecule tryptase inhibitor with high oral bioavailability and good circulating half-life, with the goal of developing a once-a-day oral therapeutic for the prevention and treatment of chronic asthma.

The Cathepsin F project is in the early preclinical stage. The objective of this project is to develop compounds for inflammatory diseases. The compounds are similar to Cathepsin S in their biological mechanism of action and potential therapeutic indications.

The Urokinase project is an oncology program in the preclinical stage involving the development of inhibitors of the protease urokinase to interfere with angiogenesis and metastasis processes. Using a

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

broad range of scientific capabilities including crystallography and structural biology, Axys' scientists have analyzed urokinase to identify sites on the molecule best suited for drug interaction. Using Axys' medicinal chemistry and structure-based drug design capabilities, a series of drug-like compounds have been screened to identify potential drugs and select a candidate for preclinical development.

The Serm-beta project is an oncology program based upon licenses granted to Axys by Celgene Corp. ("Celgene"). In October 1999, Celgene (through its predecessor, Signal Pharmaceuticals) granted Axys exclusive rights to its selective estrogen receptor-beta modulators (SERM-beta) for the treatment of cancer. SERM- compounds are small molecules that selectively modulate the activity of the newly discovered beta estrogen receptor found in tumors and certain hormonally sensitive tissues.

The Factors VIIa & Xa project is aimed at the development of oral therapeutics for blood clotting disorders, such as deep vein thrombosis, stroke, and myocardial infarction or heart attack. More specifically, Axys had been performing research on inhibitors of Factors Xa and VIIa and thrombin, all of which are serine proteases involved in the blood clotting process. These proteases have been acknowledged as targets for a host of disorders related to abnormal clotting. The program was begun in collaboration with Pharmacia & Upjohn. In July 1998, the research support for this collaboration ended and, in February 1999, Axys formally agreed to end this collaboration.

As of the date of the acquisition, the net assets and results of operations of Axys are included in the Celera Genomics group's combined financial statements. The following selected unaudited pro forma information for the Celera Genomics group has been prepared assuming the acquisition had occurred at the beginning of fiscal 2001 and gives effect to purchase accounting adjustments:

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

                                      Three months ended       Six months ended
                                         December 31,             December 31,
(Dollar amounts in millions)           2000        2001        2000        2001
                                     -------      ------      ------      ------
 Net revenues                        $ 21.8        $36.8      $ 42.6       $64.9
 Net loss                            $ 45.0        $27.1      $ 76.8       $61.9

Upon consummation of the acquisition, the Celera Genomics group recorded a $99.0 million non-cash charge to write-off the value of acquired IPR&D, which has been excluded from the pro forma results above. Had the acquired IPR&D charge been excluded from the reported amounts for the three and six months ended December 31, 2001, the Celera Genomics group would have reported net loss of $19.0 million and $34.5 million, repectively.

Included in the results for the six months ended December 31, 2001, is a non-cash pretax charge of $10.8 million recorded by Axys for the impairment of an investment accounted for under the cost method.

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

NOTE 4 - COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) included in allocated net worth on the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three and six months ended December 31, 2000 and 2001 is presented in the following table:

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

                                          Three months ended        Six months ended
                                             December 31,             December 31,
(Dollar amounts in millions)               2000        2001          2000        2001
                                         --------    --------      --------    --------
Net loss                                 $  (29.7)   $ (117.9)     $  (55.4)   $ (133.5)
Other comprehensive income (loss):
 Foreign currency translation adjustment                 (0.3)                     (0.2)
 Unrealized gain on investments, net
  of tax                                      0.2         0.1           0.5         1.9
                                         --------    --------      --------    --------
Other comprehensive income (loss)             0.2        (0.2)          0.5         1.7
                                         --------    --------      --------    --------
Comprehensive loss                       $  (29.5)   $ (118.1)     $  (54.9)   $ (131.8)
                                         --------    --------      --------    --------

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                    June 30,    December 31,
(Dollar amounts in millions)          2001         2001
                                     ------       ------
Raw materials and supplies           $  4.9       $  4.7
Work-in-process                          .6          1.1
Finished products                        .7           .5
                                     ------       ------
Total inventories                    $  6.2       $  6.3
                                     ======       ======

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                       Six months ended
                                                         December 31,
(Dollar amounts in millions)                           2000        2001
                                                     -------     -------
Nonreimbursable utilization of tax benefits by
  the Applied Biosystems group                       $  14.4     $   8.5
Tax benefit related to employee stock options        $   9.6     $   3.5
Transfer of business unit to the Applied
  Biosystems group (Note 3)                                      $   8.1
Applera - Celera stock issued in Axys acquisition                $ 181.9
Debt and capital lease obligation assumed in
  Axys acquisition                                               $  39.1

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and six months ended December 31, 2000, costs of sales and research and development expenses included $17.4 million and $30.5 million, respectively, for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group. For the three and six months ended December 31, 2001, costs of sales and research and development expenses included $8.8 million and $14.8 million, respectively, for lease payments on instruments, the purchase of consumables, and services contracted from the Applied Biosystems group.

NOTE 9 - CONTINGENCIES

Amersham
On November 18, 1997, Amersham Pharmacia Biotech, Inc. ("Amersham") filed a patent infringement action against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company is directly, contributorily, or by inducement infringing U.S. Patent No. 5,688,648 ("the `648 patent"). Amersham asserts that the Company's use and sale of DNA analysis reagents and systems that incorporate "BigDye" fluorescence detection technology infringe the `648 patent, and seeks injunctive and monetary relief. The Company answered the complaint, alleging that the `648 patent is invalid and unenforceable, and that the Company has not infringed the '648 patent. In December 2000, the court granted Amersham's motion for summary judgment in part, finding that certain of the Company's activities infringe the claims of the `648 patent, but denied Amersham's motion for summary judgment that the Company induced its customers to infringe the claims of the `648 patent. On April 6, 2001, the court granted the Company's motion for summary judgment finding that the Company's recently introduced BigDye Version 3.0 dye technology does not infringe the `648 patent.

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

                            CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                  continued

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

On May 30, 2000, the Company filed a patent infringement action against Amersham in the United States District Court for the Northern District of California. The Company asserts that one of its patents (U.S. Patent No. 5,945,526) is infringed by reason of Amersham's sale of DNA analysis reagents and systems that incorporate ET Terminator fluorescence detection technology. The claims construction hearing previously scheduled for June 7, 2001 was postponed.

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

Other
The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the combined financial statements of the Celera Genomics group or the consolidated financial statements of the Company.

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

Acquisitions. The Company acquired Axys Pharmaceuticals, Inc. ("Axys") and Boston Probes, Inc. ("Boston Probes") during the second quarter of fiscal 2002. The results of operations for the above acquisitions, each of which was accounted for using the purchase method of accounting, have been included in the consolidated financial statements since the date of each respective acquisition. The net assets and results of operations of Axys have been allocated to the Celera Genomics group. The net assets and results of operations of Boston Probes have been allocated to the Applied Biosystems group. A discussion of these acquisitions is provided in Note 3 of the Company's condensed consolidated financial statements.

Acquired research and development. During the second quarter of fiscal 2002, the Company recorded charges to write-off the value of acquired in-process research and development ("IPR&D") in connection with the Axys and Boston Probes acquisitions. The Applied Biosystems group recorded a charge of $2.2 million relating to Boston Probes and the Celera Genomics group recorded a charge of $99.0 million relating to Axys. Refer to Note 3 of the Company's condensed consolidated financial statements for a further discussion of the acquired IPR&D.

Discussion of Consolidated Operations

Results of Operations--The Three Months Ended December 31, 2001 Compared With The Three Months Ended December 31, 2000

The Company reported a net loss of $61.4 million for the second quarter of fiscal 2002 compared with net income of $27.5 million for the second quarter of fiscal 2001. Net income for the Company, on a comparable basis excluding the nonrecurring charges to write-off the value of acquired IPR&D during the second quarter of fiscal 2002 and the nonrecurring gain from the sale of investments

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

during the second quarter of fiscal 2001, increased 55.7% during the second quarter of fiscal 2002 to $39.7 million compared with $25.5 million for the second quarter of fiscal 2001. The increase in net income reflected higher net revenues and lower amortization of goodwill and other intangibles, which were partially offset by lower interest income and higher R&D expenses. On a segment basis excluding the nonrecurring items, the Applied Biosystems group reported net income of $51.2 million for the second quarter of fiscal 2002 compared with $56.0 million for the prior year period and the Celera Genomics group reported a net loss of $19.0 million for the second quarter of fiscal 2002 compared with a net loss of $29.7 million for the second quarter of fiscal 2001.

Net revenues for the Company were $437.2 million for the second quarter of fiscal 2002 compared with $413.3 million for the second quarter of fiscal 2001, an increase of 5.8%. On a segment basis, net revenues for the Applied Biosystems group were $411.2 million for the second quarter of fiscal 2002 compared with $411.0 million for the second quarter of fiscal 2001. The Celera Genomics group reported net revenues of $35.1 million for the second quarter of fiscal 2002 compared with $20.3 million for the second quarter of fiscal 2001, an increase of 72.5%

Gross margin as a percentage of net revenues for the Company was 52.8% for the second quarter of fiscal 2002 compared with 51.7% for the second quarter of fiscal 2001. The higher gross margin percentage in fiscal 2002 was due primarily to increased revenues of the Celera Genomics group and product mix and price increases in certain product lines of the Applied Biosystems group.

SG&A expenses for the Company were $109.3 million for the second quarter of fiscal 2002 compared with $109.2 million for the second quarter of fiscal 2001. As a percentage of net revenues, SG&A expenses decreased to 25.0% for the second quarter of fiscal 2002 compared with 26.4% for the second quarter of fiscal 2001 primarily due to the Company's efforts to restrain discretionary spending. On a segment basis, SG&A expenses for the Applied Biosystems group were $93.6 million and $94.8 million for the second quarters of fiscal 2002 and 2001, respectively. SG&A expenses for the Celera Genomics group were $14.0 million and $14.4 million for the second quarters of fiscal 2002 and 2001, respectively.

R&D expenses increased $12.8 million for the second quarter of fiscal 2002 to $88.5 million from $75.7 million for the second quarter of fiscal 2001 primarily due to spending on: diagnostics programs associated with the Celera Diagnostics business; the Company's genomics initiative for commercializing products from information obtained through analysis of the human genome, which is a collaboration, equally shared among the Company's businesses; the continued development of new products and technologies by the Applied Biosystems group; and therapeutic discovery programs by the Celera Genomics group. These increases were partially offset by lower R&D expenses associated with the shotgun phase of certain whole genome sequencing programs conducted by the Celera Genomics group. On a segment basis, R&D expenses for the Applied Biosystems group were $52.7 million and $42.0 million for the second quarters of fiscal 2002 and 2001,

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

respectively. R&D expenses for the Celera Genomics group were $30.6 million and $42.3 million for the second quarters of fiscal 2002 and 2001, respectively.

The Company recorded non-cash amortization expenses of $1.6 million in the second quarter of fiscal 2002 compared to $11.0 million in the second quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and as a result, the Company no longer amortizes goodwill. Refer to
Note 2 of the Company's condensed consolidated financial statements for a further discussion.

The second quarter of fiscal 2002 included $101.2 million of charges for acquired IPR&D related to the acquisitions of Axys and Boston Probes. Refer to
Note 3 of the Company's condensed consolidated financial statements for a further discussion of these acquisitions.

Operating loss for the Company was $69.7 million for the second quarter of fiscal 2002 compared with operating income $17.7 million for the second quarter of fiscal 2001. Excluding the nonrecurring items from the second quarter of fiscal 2002, operating income for the Company was $31.4 million in the second quarter of fiscal 2002. On a segment basis, operating income for the Applied Biosystems group decreased to $68.1 million for the second quarter of fiscal 2002, excluding the nonrecurring item, from $76.3 million for the second quarter of fiscal 2001. This decrease in operating income was caused primarily by higher R&D expenses in large part due to continued development of new products and technologies, offset by higher gross margin as a percentage of net revenues, resulting from product mix and price increases in certain product lines. Excluding the nonrecurring item, operating income as a percentage of net revenues for the Applied Biosystems group was 16.6% in the second quarter of fiscal 2002 compared with 18.6% in the second quarter of fiscal 2001.

Excluding the nonrecurring item in the second quarter of fiscal 2002, operating loss for the Celera Genomics group was $29.1 million compared with $57.8 million for the second quarter of fiscal 2001. The decrease in the Celera Genomics group's operating loss reflected higher net revenues primarily due to higher service and grant revenue and increased database subscriptions, lower R&D expenses, and lower amortization of goodwill and other intangibles.

Interest income was $12.0 million for the second quarter of fiscal 2002 compared with $21.3 million for the second quarter of fiscal 2001. This decrease was primarily attributable to lower average interest rates during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001.

Excluding the nonrecurring items, the effective income tax rate was 8% for the second quarter of fiscal 2002 compared with 34% for the second quarter of fiscal 2001. The higher effective income

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

tax rate in fiscal 2001 was primarily due to amortization of nondeductible goodwill, which is no longer being amortized in fiscal 2002 due to the adoption of SFAS No. 142, as previously described.

Results of Operations--The Six Months Ended December 31, 2001 Compared With The Six Months Ended December 31, 2000

The Company reported a net loss of $44.4 million for the first six months of fiscal 2002 compared with net income of $51.9 million for the first six months of fiscal 2001. Net income for the Company, on a comparable basis excluding the acquired IPR&D charges during fiscal 2002 and the nonrecurring gain from the sale of investments during fiscal 2001 previously described, increased 34.4% to $56.7 million compared with $42.2 million for the first six months of fiscal 2001. The increase in net income reflected increased net revenues and lower amortization of goodwill and other intangibles, which were partially offset by lower interest income and higher R&D expenses. On a segment basis, excluding the nonrecurring items, the Applied Biosystems group reported net income of $83.4 million for the first six months of fiscal 2002 compared with $97.4 million for the first six months of fiscal 2001 and the Celera Genomics group reported a net loss of $34.5 million for the first six months of fiscal 2002 compared with a net loss of $55.4 million for the first six months of fiscal 2001.

Net revenues for the Company were $825.0 million for the first six months of fiscal 2002 compared with $780.7 million for the first six months of fiscal 2001, an increase of 5.7%. On a segment basis, net revenues for the Applied Biosystems group were $777.7 million for the first six months of fiscal 2002 compared with $774.6 million for the first six months of fiscal 2001. The Celera Genomics group reported net revenues of $62.3 million for the first six months of fiscal 2002 compared with $38.6 million for the first six months of fiscal 2001.

Gross margin as a percentage of net revenues for the Company, was 52.4% for the first six months of fiscal 2002 compared with 52.7% for the first six months of fiscal 2001. The lower gross margin percentage for the first six months in fiscal 2002 was due primarily to lower license fee income of the Applied Biosystems group.

SG&A expenses for the Company were $216.4 million for the first six months of fiscal 2002 compared with $212.2 million for the first six months of fiscal 2001. As a percentage of net revenues, SG&A expenses decreased to 26.2% for the first six months of fiscal 2002 compared with 27.2% for the first six months of fiscal 2001 primarily due to the Company's efforts to restrain discretionary spending. On a segment basis, SG&A expenses for the Applied Biosystems group were $185.4 million and $184.8 million for the first six months of fiscal 2002 and 2001, respectively. SG&A expenses for the Celera Genomics group were $26.6 million and $27.4 million for the first six months of fiscal 2002 and 2001, respectively.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

R&D expenses increased $19.4 million for the first six months of fiscal 2002 to $173.0 million from $153.6 million for the first six months of fiscal 2001 due primarily to spending on: diagnostics programs associated with the Celera Diagnostics business; the Company's genomics initiative for commercializing products from information obtained through analysis of the human genome, which is a collaboration, equally shared among the Company's businesses; the continued development of new products and technologies by the Applied Biosystems group; and therapeutic discovery programs by the Celera Genomic group. These increases were partially offset by lower R&D expenses associated with the shotgun phase of certain whole genome sequencing programs conducted by the Celera Genomics group. On a segment basis, R&D expenses for the Applied Biosystems group were $105.0 million and $88.1 million for the first six months of fiscal 2002 and 2001, respectively. R&D expenses for the Celera Genomics group were $58.4 million and $83.3 million for the first six months of fiscal 2002 and 2001, respectively.

The Company recorded non-cash amortization expenses of $2.1 million in the first six months of fiscal 2002 compared to $22.0 million in the first six months of fiscal 2001 relating to the amortization of goodwill and other intangibles. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, and as a result, the Company no longer amortizes goodwill. Refer to
Note 2 of the Company's condensed consolidated financial statement for a further discussion.

The first six months of fiscal 2002 included $101.2 million of charges for acquired IPR&D related to the acquisitions of Axys and Boston Probes. Refer to
Note 3 of the Company's condensed consolidated financial statement for a further discussion of these acquisitions.

Operating loss for the Company was $60.5 million for the first six months of fiscal 2002 compared with operating income $23.9 million for the first six months of fiscal 2001. Operating income, on a comparable basis, excluding the nonrecurring items in fiscal 2002, increased 70.6% to $40.7 million for the first six months of fiscal 2002. On a segment basis, operating income for the Applied Biosystems group decreased to $111.2 million for the first six months of fiscal 2002, excluding the acquired IPR&D charge, from $134.2 million for the first six months of fiscal 2001. This decrease in operating income was caused primarily by lower gross margin as a percentage of net revenues, resulting from lower license fee income, and higher R&D expenses due primarily to continued development of new products and technologies.

Operating loss for the Celera Genomics group was $54.6 million for the first six months of fiscal 2002, excluding the acquired IPR&D charge, compared with $110.4 million for the first six months of fiscal 2001. The decrease in the Celera Genomics group's operating loss reflected lower R&D expenses, lower amortization of goodwill and other intangibles, and higher net revenues.

Interest income was $26.3 million for the first six months of fiscal 2002 compared with $43.9 million for the first six months of fiscal 2001. This decrease was primarily attributable to lower average

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

interest rates during the first six months of fiscal 2002 as compared to the first six months of fiscal 2001.

Other income (expense), net was expense of $1.7 million for the first six months of fiscal 2002, which consisted primarily of the Company's share of losses from equity method investments and other nonoperating costs, partially offset by a gain on the sale of the Celera Genomics group's AgGen plant genotyping business. Other income (expense), net was expense of $3.2 million for the first six months of fiscal 2001, which was primarily related to costs associated with the Company's foreign currency risk management program.

Excluding the nonrecurring items, the effective income tax rate was 12% for the first six months of fiscal 2002 compared with 33% for the first six months of fiscal 2001. The higher effective income tax rate in fiscal 2001 was primarily due to amortization of nondeductible goodwill, which is no longer being amortized in fiscal 2002 due to the adoption of SFAS No. 142, as previously described.

Discussion of Segment Operations

Applied Biosystems Group

Results of Operations--The Three Months Ended December 31, 2001 Compared With The Three Months Ended December 31, 2000

The Applied Biosystems group reported net income of $49.0 million for the second quarter of fiscal 2002 compared with $58.0 million for the second quarter of fiscal 2001. On a comparable basis, excluding the nonrecurring charge to write-off the value of acquired IPR&D during the second quarter of fiscal 2002 and the nonrecurring gain from the sale of investments during the second quarter of fiscal 2001, net income decreased 8.6% during the second quarter of fiscal 2002 to $51.2 million compared with $56.0 million for the second quarter of fiscal 2001. This decrease was primarily attributable to higher R&D expenses during the second quarter of fiscal 2002. The effects of foreign currency had a negligible impact overall on year over year comparisons of operations.

Net revenues were $411.2 million for the second quarter of fiscal 2002 compared with $411.0 million for the second quarter of fiscal 2001. Net revenues from the Celera Genomics group, primarily from leased instruments and consumables shipments, were $8.8 million for the second quarter of fiscal 2002, or 2.1% of the Applied Biosystems group's net revenues, and $17.4 million for the second quarter of fiscal 2001, or 4.2%.

Geographically, net revenues decreased 4.4% in the United States and 12.6% in Latin America and other markets, and increased 8.3% in Europe and 1.3% in Asia Pacific, compared with the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 5% in Europe and approximately 7% in Asia Pacific.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

For the second quarter of fiscal year 2002, revenues from instrument sales were $199.7 million, a decrease of 3.9% from $207.7 million in the prior year. The decrease in instrument sales was caused primarily by weakened economic and equity market conditions, as well as a strong quarter in fiscal 2001 resulting in part from numerous placements of the ABI PRISM(R) 3700 DNA Analyzer at large genome centers. Sales of new ABI PRISM(R) 3700 DNA Analyzers declined approximately 80% in the second quarter of fiscal 2002 compared to the levels in the second quarter of fiscal 2001. These factors, which contributed to the decrease in instrument sales, were partially offset by increased sales in recently introduced Sequence Detection Systems ("SDS") for gene expression and single nucleotide polymorphism ("SNP") analysis, which helped the SDS instruments category to increase by more than 70%. Additionally, revenues from mass spectrometry systems increased approximately 25% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, led by the API 4000 triple-quadrupole mass spectrometer which began shipping in the fourth quarter of fiscal 2001, for studies of drug metabolism and pharmacokinetics. Revenues for the ABI PRISM(R) 310 and 3100 Genetic Analyzers, the low- and mid-throughput capillary DNA sequencers, increased approximately 16% for the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001. Excluding sales of ABI PRISM(R) 3700 DNA Analyzers, instrument sales increased approximately 11% in the second quarter of fiscal 2002 as compared to the prior year period. Consumables sales of $150.1 million in the second quarter of fiscal 2002 were relatively unchanged with consumables sales in the second quarter of fiscal 2001 of $150.3 million. Sales of consumables were strong in TaqMan(R) reagents for gene expression and SNP analysis. DNA sequencing consumables sales declined largely due to increasing efficiencies, use of smaller sample volumes and dilution of sequencing reagents by the large genome centers and a decrease in whole genome sequencing at the Celera Genomics group. Consumables revenues from five large genome centers and the Celera Genomics group declined to approximately $13 million during the second quarter of fiscal 2002, as compared with approximately $34 million during the similar period in the prior year. Excluding these five large genome centers and the Celera Genomics group, consumables revenues increased approximately 17% on a year-over-year basis. Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 15.7% to $61.3 million in the second quarter of fiscal 2002 from $53.0 million in the second quarter of fiscal 2001.

Gross margin as a percentage of net revenues increased to 52.1% for the second quarter of fiscal 2002 from 51.9% for the second quarter of fiscal 2001 due primarily to product mix and price increases in certain product lines.

SG&A expenses were $93.6 million for the second quarter of fiscal 2002 compared with $94.8 million for the second quarter of fiscal 2001, a decrease of 1.2%. SG&A expenses have remained flat primarily due to lower discretionary spending in response to lower sales growth rates.

R&D expenses were $52.7 million for second quarter of fiscal 2002 compared with $42.0 million for the second quarter of fiscal 2001, an increase of 25.4%. As a percentage of net revenues, R&D expenses were 12.8% for the second quarter of fiscal 2002 compared with 10.2% for the second

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

quarter of fiscal 2001. The increase in R&D expenses was primarily a result of continued development of new products and technologies such as novel, high-throughput instruments for gene and protein studies and related consumable products, as well as the Applied Biosystems group's participation in the collaborative genomics initiative among the Company's businesses.

The second quarter of fiscal 2002 included a charge of $2.2 million for acquired IPR&D related to the acquisition of Boston Probes. Refer to Note 2 of the Applied Biosystems group's condensed combined financial statements for a further discussion of this acquisition.

The second quarter of fiscal 2001 included a before-tax gain of $3.0 million related to the sale of a minority equity investment.

Interest income was $3.3 million for the second quarter of fiscal 2002 compared with $4.2 million for the second quarter of fiscal 2001. The decrease was primarily due to lower average interest rates partially offset by larger average cash balances for the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001.

Other income (expense), net for the second quarter of fiscal 2002 was income of $1.0 million compared with expense of $.2 million in the second quarter of fiscal 2001. The amounts for both periods were primarily related to the Applied Biosystem group's foreign currency risk management program.

The effective income tax rate was 30% for both the second quarters of fiscal 2002 and fiscal 2001. Excluding the acquired IPR&D charge during the second quarter of fiscal 2002, the effective income tax rate was 29%. The decrease in the effective income tax rate, excluding the acquired IPR&D charge, was due to the implementation of certain tax planning strategies allowing for the utilization of foreign tax credits. See Note 1 to the Applied Biosystems group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations--The Six Months Ended December 31, 2001 Compared With The Six Months Ended December 31, 2000

The Applied Biosystems group reported net income of $81.2 million for the first six months of fiscal 2002 compared with $107.1 million for the first six months of fiscal 2001. On a comparable basis excluding the nonrecurring items from fiscal 2002 and fiscal 2001 previously described, net income decreased 14.4% to $83.4 million compared with $97.4 million for the first six months of fiscal 2001. This decrease was primarily attributable to lower gross margins as a percentage of net revenues and higher R&D expenses. The effects of foreign currency had a negligible impact overall on year over year comparisons of operations.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues were $777.7 million for the first six months of fiscal 2002 compared with $774.6 million for the first six months of fiscal 2001, an increase of .4%. Net revenues from the Celera Genomics group, primarily from leased instruments and consumables shipments, were $14.8 million for the first six months of fiscal 2002, or 1.9% of the Applied Biosystems group's net revenues, and $31.8 million for the same period in fiscal 2001, or 4.1%.

Geographically, net revenues decreased 3.4% in the United States and 7.3% in Latin America and other markets, and increased 3.3% in Europe and 7.5% in Asia Pacific, compared with the first six months of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 13% in Asia Pacific.

For the first six months of fiscal year 2002, revenues from instrument sales were $361.9 million, a decrease of 7.8% from $392.7 million in the prior year. The decrease in instrument sales was caused primarily by weakened economic and equity market conditions, as well as the comparison with a strong six months in fiscal 2001 resulting in part from numerous placements of the ABI PRISM(R) 3700 DNA Analyzer at large genome centers. Sales of new ABI PRISM(R) 3700 DNA Analyzers declined approximately 80% in the first six months of fiscal 2002 compared to the levels in the first six months of fiscal 2001. These factors, which contributed to the decrease in instrument sales, were partially offset by significant increases in sales of recently introduced SDS instruments for gene expression and SNP analysis, which helped the SDS instruments category to perform strongly in year over year comparisons. Additionally, revenues from mass spectrometry systems, increased approximately 22% in the first six months of fiscal 2002 compared to the first half of fiscal 2001, led by the API 4000 triple-quadrupole mass spectrometer which began shipping in the fourth quarter of fiscal 2001, for studies of drug metabolism and pharmacokinetics. Revenues for the ABI PRISM(R) 310 and 3100 Genetic Analyzers, the low- and mid-throughput capillary DNA sequencers, increased approximately 33% for the first six months of fiscal 2002 compared with the first half of fiscal 2001. Excluding sales of ABI PRISM(R) 3700 DNA Analyzers, instrument sales increased approximately 11% in the first six months of fiscal 2002 as compared to the prior year period. Consumables sales increased to $299.3 million in the first six months of fiscal 2002 from $274.8 million in the first half of fiscal 2001, an increase of 8.9%. Sales of consumables were strong in TaqMan(R) reagents for gene expression and SNP analysis. DNA sequencing consumables sales declined largely due to increasing efficiencies, use of smaller sample volumes and dilution of sequencing reagents by the large genome centers and a decrease in whole genome sequencing at the Celera Genomics group. Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 8.8% to $116.5 million in the first six months of fiscal 2002 from $107.1 million in the first six months of fiscal 2001.

Gross margin as a percentage of net revenues, declined to 51.6% for the first six months of fiscal 2002 from 52.6% for the first six months of fiscal 2001 due primarily to lower license fee income in the first six months of fiscal 2002 as compared to the prior year.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

SG&A expenses of $185.4 million for the first six months of fiscal 2002 were relatively unchanged from the prior year amount of $184.8 million due to restraints on discretionary spending in response to lower sales growth rates.

R&D expenses were $105.0 million for first six months of fiscal 2002 compared with $88.1 million for the first half of fiscal 2001, an increase of 19.1%. As a percentage of net revenues, R&D expenses were 13.5% for the first six months of fiscal 2002 compared with 11.4% the same period in fiscal 2001. The increase in R&D expenses was primarily a result of continued development of new products and technologies such as novel, high-throughput instruments for gene and protein studies and related consumable products, including recently introduced SDS systems and the 4700 Proteomics Analyzer with TOF/TOF(TM) Optics, as well as new and forthcoming genomics assays for resequencing, gene expression, and SNP genotyping. Another contributing factor to the above increase was the Applied Biosystems group's participation in the collaborative genomics initiative among the Company's businesses.

The first six months of fiscal 2002 included a charge of $2.2 million for acquired IPR&D related to the acquisition of Boston Probes. Refer to Note 2 of the Applied Biosystems group's condensed combined financial statements for a further discussion of this acquisition.

The first six months of fiscal 2001 included before-tax gains of $15.0 million related to the sales of minority equity investments.

Other income (expense), net was expense of $3.2 million for the first six months of fiscal 2001, which was primarily related to the Applied Biosystems group's foreign currency risk management program. Interest income was $6.8 million for the first six months of fiscal 2002 compared with $8.6 million for the first half of fiscal 2001. The decrease was primarily due to lower average interest rates partially offset by larger average cash balances during fiscal 2002 compared with the first six months of fiscal 2001.

The effective income tax rate was 30% for both the first six months of fiscal 2002 and fiscal 2001. Excluding the nonrecurring acquired IPR&D charge, the effective income tax rate was 29% for the first six months of fiscal 2002. The decrease in the effective income tax rate was due to the implementation of certain tax planning strategies allowing for the utilization of foreign tax credits. See Note 1 to the Applied Biosystems group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Genomics Group

Results of Operations--The Three Months Ended December 31, 2001 Compared With The Three Months Ended December 31, 2000

The Celera Genomics group reported a net loss of $117.9 million for the second quarter of fiscal 2002 compared with a net loss of $29.7 million for the second quarter of fiscal 2001. On a comparable basis, excluding from fiscal 2002 the charge to write-off the value of acquired IPR&D of $99.0 million previously described, net loss decreased 36.2% to $19.0 million during this period in fiscal 2002 compared with $29.7 million for the second quarter of fiscal 2001. The decrease in the net loss primarily resulted from continued operating growth in the online business, the completion of R&D related genome sequencing programs and lower amortization of goodwill. Partially offsetting these factors were continued investments in the Celera Diagnostics joint venture with Applied Biosystems and lower interest income.

Net revenues for the Celera Genomics group were $35.1 million for the second quarter of fiscal 2002 compared with $20.3 million for the second quarter of fiscal 2001. The increased revenues resulted primarily from increased contract sequencing and other services, as well as revenues from database subscription agreements with commercial and academic customers.

Cost of sales increased $7.6 million to $18.0 million for the second quarter of fiscal 2002 from $10.4 million in the second quarter of the prior year. This increase was primarily due to the increased use of sequencing capacity for commercial activities.

R&D expenses decreased $11.7 million to $30.6 million for the second quarter of fiscal 2002 from $42.3 million in the second quarter of the prior year. R&D expenses associated with therapeutic discovery programs, proteomics and discovery informatics increased in comparison to the same quarter last year. R&D spending also increased for the Celera Genomics group's participation in the collaborative genomics program among the Company's businesses. These increases were more than offset by lower R&D expenses associated with the shotgun phase of certain whole genome sequencing programs and an increased use of sequencing capacity for commercial activity in the second quarter of fiscal 2002 as compared to the prior year. R&D expenses also decreased due to reduced personnel as a result of the transfer of the personnel and the assets and liabilities of a business unit to the Applied Biosystems group effective July 1, 2001. See Note 3 to the Celera Genomics group's condensed combined financial statements for a further discussion of this transfer.

The Celera Genomics group recorded non-cash amortization expenses of $1.6 million in the second quarter of fiscal 2002 compared with $11.0 million in the second quarter of fiscal 2001 relating to the amortization of goodwill and other intangibles. Effective July 1, 2001, the Celera Genomics group adopted the provisions of SFAS No. 142, and as a result, the Celera Genomics group no longer amortizes goodwill. Refer to Note 2 of the Celera Genomics group's condensed combined financial statements for a further discussion.

The second quarter of fiscal 2002 included a non-cash charge of $99.0 million for acquired IPR&D related to the acquisition of Axys. Refer to Note 3 of the Celera Genomics group's condensed combined financial statements for a further discussion.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Interest income was $8.7 million for the second quarter of fiscal 2002 compared with $17.1 million for the second quarter of fiscal 2001. The decrease was primarily attributable to lower average interest rates during fiscal 2002 compared to the prior year.

Other expense, net of $1.0 million in the second quarter of fiscal 2002 consisted of the Celera Genomics group's share of losses from equity method investments and other nonoperating costs, partially offset by a gain on the sale of the Celera Genomics group's AgGen plant genotyping business.

Loss from joint venture of $8.5 million in the second quarter of fiscal 2002 reflects the loss recognized by the Celera Genomics group as a result of its interest in Celera Diagnostics, a joint venture with the Applied Biosystems group. Refer to Note 2 of the Celera Genomics group's Combined Financial Statements included in the Company's 2001 Annual Report for a further discussion of this joint venture.

The effective income tax benefit rate was 9% for the second quarter of fiscal 2002 and 27% for the second quarter of fiscal 2001. Excluding the acquired
IPR&D charge, the income tax benefit rate was 37% during the second quarter of fiscal 2002. The income tax benefit rate was lower in fiscal 2001 due to the amortization of nondeductible goodwill. As discussed previously, the Celera Genomics group no longer amortizes goodwill due to the adoption of SFAS No. 142.

Results of Operations--The Six Months Ended December 31, 2001 Compared With The Six Months Ended December 31, 2000

The Celera Genomics group reported a net loss of $133.5 million for the first six months of fiscal 2002 compared with a net loss of $55.4 million for the first half of fiscal 2001. On a comparable basis excluding the acquired IPR&D charge from fiscal 2002, net loss decreased 37.7% to $34.5 million during fiscal 2002. The decrease in the net loss primarily resulted from continued operating growth in the online business, the completion of R&D related genome sequencing programs and lower amortization of goodwill. Partially offsetting these factors were recognition of losses from the investment in the Celera Diagnostics joint venture with Applied Biosystems and lower interest income.

Net revenues for the Celera Genomics group were $62.3 million for the first six months of fiscal 2002 compared with $38.6 million for the first half of fiscal 2001, an increase of 61.6%. The increased revenues resulted primarily from increased genomic services and collaborations, as well as revenues from database subscription agreements with commercial and academic customers.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Cost of sales increased $13.7 million to $29.9 million for the first six months of fiscal 2002 from $16.2 million in the first half of fiscal 2001. This increase was primarily due to the increased use of sequencing capacity for commercial activities.

R&D expenses decreased $24.9 million to $58.4 million for the first six months of fiscal 2002 from $83.3 million in the first half of fiscal 2001. R&D expenses associated with therapeutic discovery programs, proteomics and discovery informatics increased in comparison to the same period last year. R&D spending also increased for the Celera Genomics group's participation in the collaborative genomics initiative among the Company's businesses. These increases were more than offset by lower R&D expenses for whole genome sequencing and an increased use of sequencing capacity for commercial activity in the first six months of fiscal 2002 as compared to the prior year. R&D expenses also decreased due to reduced personnel as a result of the transfer of the personnel and the assets and liabilities of a business unit to the Applied Biosystems group effective July 1, 2001. See Note 3 to the Celera Genomics group's condensed combined financial statements for a further discussion of this transfer.

The Celera Genomics group recorded non-cash amortization expenses of $2.1 million in the first six months of fiscal 2002 compared with $22.0 million in the first six months of fiscal 2001 relating to the amortization of goodwill and other intangibles. Effective July 1, 2001, the Celera Genomics group adopted the provisions of SFAS No. 142, and as a result, the Celera Genomics group no longer amortizes goodwill. Refer to Note 2 of the Celera Genomics group's condensed combined financial statements for a further discussion.

The first six months of fiscal 2002 included a non-cash charge of $99.0 million for acquired IPR&D related to the acquisition of Axys. Refer to Note 3 of the Celera Genomics group's condensed combined financial statements for a further discussion.

Interest expense was $.1 million in the first six months of fiscal 2002 reflecting interest on debt assumed in the Axys acquisition. Interest expense was $.8 million in the first six months of fiscal 2001 reflecting the financing of the purchase of the Celera Genomics group's Rockville, Maryland facilities, which was repaid in fiscal 2001. Interest income was $19.6 million for the first six months of fiscal 2002 compared with $35.3 million for the first half of fiscal 2001. The decrease was primarily attributable to lower average interest rates during the first six months of fiscal 2002.

Other expense, net of $1.7 million in the first six months of fiscal 2002 consisted primarily of the Celera Genomics group's share of losses from equity method investments and other nonoperating costs partially offset by a gain on the sale of the Celera Genomics group's AgGen plant genotyping business.

Loss from joint venture of $17.9 million in the first six months of fiscal 2002 reflects the loss recognized by the Celera Genomics group as a result of its interest in Celera Diagnostics, a joint

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

venture with the Applied Biosystems group. Refer to Note 2 of the Celera Genomics group's Combined Financial Statements included in the Company's 2001 Annual Report.

The effective income tax benefit rate was 13% for the first six months of fiscal 2002 and 27% for the first half of fiscal 2001. Excluding the acquired IPR&D charge, the effective income tax benefit rate was 37% for fiscal 2002.
The income tax benefit rate was lower in fiscal 2001 primarily due to the amortization of nondeductible goodwill. As discussed previously, the Celera Genomics group no longer amortizes goodwill due to the adoption of SFAS No. 142.

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

Significant Changes in the Condensed Consolidated Statements of Financial
Position

Cash and cash equivalents and short-term investments were $1.4 billion at December 31, 2001 and June 30, 2001, with total debt of $70.5 million at December 31, 2001 and $45.2 million at June 30, 2001. Working capital was $1.4 billion at December 31, 2001 and $1.5 billion at June 30, 2001. Debt to total capitalization was 3% at December 31, 2001 and 2% at June 30, 2001. During the second quarter of fiscal 2002, in connection with the Axys acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes, of which $10.0 million was repaid in January of fiscal 2002.

Accounts receivable decreased by $30.1 million to $370.7 million at December 31, 2001 from $400.8 million at June 30, 2001, primarily due to the timing of collections by the Applied Biosystems group.

Prepaid expenses and other current assets decreased $12.5 million to $90.5 million at December 31, 2001 from $103.0 million at June 30, 2001, primarily due to the collection of certain nontrade receivables.

Property, plant and equipment, net increased $41.8 million to $477.4 million at December 31, 2001, from $435.6 million at June 30, 2001 in large part due to approximately $27 million of property, plant and equipment associated with the acquisitions of Axys and Boston Probes.

Other long-term assets increased $174.0 million to $584.8 million at December 31, 2001 from $410.8 million at June 30, 2001 primarily due to the acquisitions of Axys and Boston Probes. In connection with these acquisitions, the Company recorded $22.7 million of goodwill, $41.3 million of other

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

intangible assets, and net deferred tax assets of $56.5 million for net operating loss carryforwards and other temporary differences. As a result of these acquisitions, the Company also received investments in equity securities of approximately $32 million. Noncurrent deferred tax assets increased $35.4 million, and the Company spent approximately $12 million for purchased licensed technology and supply agreements during fiscal 2002. Partially offsetting these increases was a decrease in the fair value of the Company's minority equity investments of approximately $25 million primarily caused by the decline in market prices of the securities.

Accounts payable decreased to $159.5 million at December 31, 2001 from $178.3 million at June 30, 2001. The decrease was primarily related to the timing of vendor payments.

Accrued taxes on income increased $13.5 million to $96.5 million at December 31, 2001 from $83.0 million at June 30, 2001, primarily due to the timing of income tax payments.

Discussion of the Condensed Consolidated Statements of Cash Flows

Operating activities generated $112.3 million of cash for the first six months of fiscal 2002 compared with a use of $78.8 million for the same period in fiscal 2001. For the first six months of fiscal 2002 compared with the first six months of fiscal 2001, decreases in accounts receivable and inventory, lower payments to suppliers and lower compensation-related accruals were only partially offset by lower income-related cash flows.

During fiscal 2002, net cash used by investing activities was $81.4 million, compared with $248.1 million for the first six months of fiscal 2001. Capital expenditures, net of disposals, were $56.8 million in fiscal 2002 compared with $108.3 million in the prior year. Capital expenditures were higher during fiscal 2001 primarily due to the Applied Biosystems group's purchase of additional property in Pleasanton, California. During the first six months of fiscal 2002, the Company had net sales of short-term investments of $16.7 million compared with $151.2 million of net purchases during the prior year. During fiscal 2001, the Company realized $15.5 million in net cash proceeds from the sale of minority equity investments. The Company acquired the remaining 87% of Boston Probes, not previously owned, for approximately $37 million in the second quarter of fiscal 2002 as described in Note 3 of the Company's condensed consolidated financial statements.

Net cash used by financing activities was $12.5 million for fiscal 2002 compared with $19.9 million for the first six months of fiscal 2001. The Company made net payments of $11.5 million on loans payable during fiscal 2002 compared with $40.0 million during the first six months of fiscal 2001. During the second quarter of fiscal 2002, the Company repaid $8.4 million of debt assumed in the Axys acquisition. During fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing, which it secured specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. During the first half of fiscal 2002, the Company received $17.9 million of proceeds from stock issued for stock plans compared with $37.8 million fiscal 2001. Dividends paid

                             APPLERA CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

on Applera Corporation - Applied Biosystems Group common stock were $18.0 million during fiscal 2002 compared with $17.8 million for the first six months of fiscal 2001. During the first six months of fiscal 2002, the Company also purchased $.9 million of Applera Corporation - Celera Genomics Group Common Stock for treasury, which was subsequently reissued for stock plans.

Discussion of Segment Financial Resources and Liquidity

Applied Biosystems Group

Significant Changes in the Applied Biosystems Group's Condensed Combined Statements of Financial Position

Cash and cash equivalents were $455.5 million at December 31, 2001 and $392.5 million at June 30, 2001, with total debt of $39.9 million at December 31, 2001 and $45.2 million at June 30, 2001. Working capital was $532.2 million at December 31, 2001 and $505.9 million at June 30, 2001. Debt to total capitalization decreased to 3% at December 31, 2001 from 4% at June 30, 2001.

Accounts receivable decreased by $40.8 million to $341.8 million at December 31, 2001 from $382.6 million at June 30, 2001, primarily due to the timing of collections, mainly in Europe where some customers paid down receivables ahead of the Euro conversion effective January 1, 2002.

Prepaid expenses and other current assets decreased $15.0 million to $83.1 million at December 31, 2001 from $98.1 million at June 30, 2001, primarily due to the collection of certain nontrade receivables.

Other long-term assets increased by $43.2 million to $391.8 million at December 31, 2001 from $348.6 million at June 30, 2001, primarily due to the acquisition of Boston Probes. In conjunction with this acquisition, the Applied Biosytems group recorded $22.7 million of goodwill and $21.8 million of other intangible assets. Also, during fiscal 2002, noncurrent deferred tax assets increased $14.5 million and the Applied Biosystems group spent $12 million for purchased licensed technology and supply agreements. Partially offsetting these increases was a decrease in the fair value of minority equity investments by approximately $25 million primarily caused by the decline in market prices of the securities.

Accounts payable decreased to $139.4 million at December 31, 2001 from $162.1 million at June 30, 2001 primarily due to the timing of vendor payments.

Accrued taxes on income increased $9.8 million to $92.5 million at December 31, 2001 from $82.7 million at June 30, 2001 primarily due to the timing of income tax payments.

                             APPLERA CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Discussion of the Applied Biosystems Group's Condensed Combined Statements of Cash Flows

Operating activities generated $149.1 million of cash for the first six months of fiscal 2002 compared with a use of $50.3 million during fiscal 2001. For the first half of fiscal 2002 compared with the same period of fiscal 2001, larger collections of accounts receivable and better management of inventory balances, along with lower payments to suppliers and lower compensation-related accruals were only partially offset by lower income-related cash flows.

For the first six months of fiscal 2002, net cash used by investing activities was $78.5 million, compared with $85.5 million for fiscal 2001. Capital expenditures, net of disposals, were $42.1 million for the first six months of fiscal 2002 compared with $96.9 million in the prior year. Capital expenditures were higher during fiscal 2001 primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million. During the second quarter of fiscal 2002, the Applied Biosystems group acquired the remaining shares of Boston Probes for approximately $37 million. During the first six months of fiscal 2001, the Applied Biosystems group realized $15.5 million in net cash proceeds from the sales of minority equity investments and invested $4.1 million in other minority equity investments.

Net cash used by financing activities was $11.9 million for the first six months of fiscal 2002 compared with net cash provided by financing activities of $12.7 million for the fiscal 2001. During the first six months of fiscal 2002, the Applied Biosystems group received $9.2 million of proceeds from stock issued for stock plans compared with $24.4 million during fiscal 2001. Dividends paid on Applera Corporation - Applied Biosystems Group common stock were $18.0 million during fiscal 2002 compared with $17.8 million for the first six months of fiscal 2001. The Applied Biosystems group made net payments of $3.1 million on loans payable during the first six months of fiscal 2002 compared with net proceeds of $6.0 million from loans during fiscal 2001.

Celera Genomics Group

Significant Changes in the Celera Genomics Group's Condensed Combined Statements of Financial Position

Cash and cash equivalents and short-term investments were $940.9 million at December 31, 2001 compared with $995.6 million at June 30, 2001. During the second quarter of fiscal 2002, in connection with the Axys acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes, of which $10.0 million was repaid in January 2002. Working capital was $875.2 million at December 31, 2001 and $945.1 million at June 30, 2001.

Accounts receivable increased by $11.5 million to $35.5 million at December 31, 2001 from $24.0 million at June 30, 2001, primarily as a result of increased revenues and the timing of payments received for database subscription and service agreements.

                             APPLERA CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Property, plant and equipment, net increased $13.5 million to $137.0 million at December 31, 2001, from $123.5 million at June 30, 2001 primarily related to assets received in the acquisition of Axys.

Other long-term assets increased by $121.3 million to $187.3 million at December 31, 2001 from $66.0 million at June 30, 2001, primarily as a result of the acquisition of Axys. In conjunction with this acquisition, the Celera Genomics group recorded $19.5 million of intangible assets and deferred tax assets of $61.3 million for deductible net operating loss carryforwards and other temporary differences. The Celera Genomics group also received approximately $32 million of equity investments as a result of this acquisition.

Deferred revenues increased $7.6 million to $45.1 million at December 31, 2001 from $37.5 million at June 30, 2001 due to the timing of subscriptions received for database and contract sequencing agreement offsets by revenue recognized under these agreements.

Other accrued expenses increased $7.3 million to $19.3 million at December 31, 2001 from $12.0 million at June 30, 2001, primarily due to other accruals associated with the acquisition of Axys and an increase in accrued rent.

Discussion of the Celera Genomics Group's Condensed Combined Statements of Cash Flows

Operating activities used $24.7 million of cash during fiscal 2002 compared with $27.2 million for the first six months of fiscal 2001. The decrease in cash used by operating activities during fiscal 2002 compared with fiscal 2001 was primarily due to lower net cash operating losses, partially offset by increases in accounts receivable. During the first quarter of fiscal 2001, the Applied Biosystems group began utilizing tax benefits in excess of the maximum reimbursable amount. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the first six months of fiscal 2002, net cash used by investing activities was $15.0 million, compared with $163.8 million for fiscal 2001. Capital expenditures, net of disposals, were $10.8 million, for the first six months of fiscal 2002 compared to $12.6 million for the first half of fiscal 2001. Fiscal 2001 capital expenditures included $1.9 million of purchases from the Applied Biosystems group. During the first six months of fiscal 2002, the Celera Genomics group had net sales of short-term investments of $16.7 million compared with net purchases of $151.2 million during the prior year. During fiscal 2002, the Celera Genomics group made investments of $20.9 million, which were primarily related to the Celera Diagnostics joint venture.

Net cash used by financing activities was $.6 million during fiscal 2002 compared with $32.6 million for the first six months of fiscal 2001. During the first six months of fiscal 2002, the Celera Genomics group received $8.8 million of proceeds from stock issued for stock plans compared with

                             APPLERA CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

$13.4 million during the prior year. During the first six months of fiscal 2002, the Company purchased $.9 million of Applera Corporation - Celera Genomics Group Common Stock for treasury, which was subsequently reissued for stock plans. During the first six months of fiscal 2002, the Celera Genomics group repaid $8.4 million of debt assumed in the acquisition of Axys. During the first six months of fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing attributed to Celera Genomics group.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective for the Company beginning in fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS 143 on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more dispositions being reported as discontinued operations than is permitted under current accounting principles.

Outlook

Applied Biosystems Group

Economic and political uncertainties continue to add risk to the business outlook, making forecasting particularly difficult. The Applied Biosystems group currently expects diluted earnings per share for fiscal 2002 to be in the range of $0.80 to $0.90. This outlook on earnings per share has been decreased from the outlook provided in the quarterly report on Form 10Q for the period ended September 30, 2001 due to the Applied Biosystems group's continued commitment to increase spending on new product development, as well as lower sales expectations, including the impact from anticipated negative currency effects.

Due to the greater than anticipated softness in second fiscal quarter revenues, the Applied Biosystems group advises caution about revenues in the third quarter of fiscal 2002. Third quarter sales currently are expected to be flat to slightly lower than in the comparable quarter a year ago. Contributing factors include the anticipated continuation of current trends in slowed spending by certain

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

commercial customers, expected currency effects stemming from year-to-year weakness in the Japanese yen and, to a lesser extent, the Euro, and delays in the disbursement of U.S. government funds to federal laboratories and U.S. academic grantees following the late adoption, on January 10, 2002, of the fiscal 2002 budget of the National Institutes of Health.

The Applied Biosystems group expects year-on-year sales growth of approximately 10% during the fourth quarter of fiscal 2002 and higher sales growth in the first and second quarters of fiscal 2003. Factors contributing to the expected higher growth rates starting in the fourth quarter of fiscal 2002 include the impact of new products and spending by U.S. basic research customers as more funds are available from the 15% annual increase in funding for the National Institutes of Health approved in the fiscal 2002 U.S. budget.

R&D expenses are expected to increase, in percentage terms, in the mid to high teens during the balance of fiscal 2002 compared to the similar period in the prior year. R&D expenses include the Applied Biosystems group's component of the Company's anticipated $75 million fiscal 2002 investment in the Applera genomics initiative involving the Celera Genomics group and Celera Diagnostics, a joint venture with the Celera Genomics group. The initiative has recently been expanded to include gene validation and expression, which the Company believes will require approximately an additional $25 million investment in fiscal 2003, shared equally by the three businesses.

Celera Genomics Group

The Celera Genomics group continues to focus on leveraging its accomplishments and expanding its drug discovery infrastructure to facilitate the development of a new model in therapeutic discovery. Several steps have been taken over the last year in this regard, including the acquisition of Axys and various management changes. Most recently, the Company announced that Dr. J. Craig Venter stepped down as President of the Celera Genomics group on January 22, 2002, and that the Company expects to recruit additional executives experienced in drug discovery and development.

While the Celera Genomics group continues to focus on drug discovery, it is also addressing increased market pressure in the online information business. The Company remains committed to the online business, but heightened competition from publicly funded sequencing efforts is expected to limit commercial opportunities for the pure information business. The Company is responding to these pressures by pursuing value-added products and exploring organizational alternatives within the Company's overall structure to best assure long term success for this business.

The Celera Genomics group continues to expect a 40% to 50% increase in revenue for fiscal 2002 in comparison to the prior year. During the quarter ended December 31, 2001, the Celera Genomics group allocated a larger portion of its sequencing capacity toward revenue generating customer commitments, freeing up additional sequencing capacity in the balance of fiscal 2002 for the Applera genomics initiative. This shifted several million dollars of revenue to the second quarter from the balance of fiscal 2002.

The Celera Genomics group has revised its outlook for fiscal 2002 R&D expenses to the range of $140 million to $150 million. This decrease reflects reductions within programs outside of

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

therapeutic discovery. R&D expenses are expected to increase over the balance of the fiscal year as a result of: increased spending associated with the Applera genomics initiative; higher proteomics output; and continued investment in pre-clinical therapeutic programs from Axys and new therapeutic programs. R&D expenses include the Celera Genomics group's component of the Company's anticipated $75 million fiscal 2002 investment in the Applera genomics initiative involving the Applied Biosystems group and Celera Diagnostics. The initiative has recently been expanded to include gene validation and expression, which the Company believes will require approximately an additional $25 million investment in fiscal 2003 shared equally by the three businesses.

The Celera Genomics group expects fiscal 2002 SG&A expenses to be in a range similar to fiscal 2001 expenses of $58.3 million.

Fiscal 2002 pre-tax losses related to the Celera Diagnostics joint venture are expected to be approximately $55 million to $65 million.

The most likely range for the Celera Genomics group's fiscal 2002 net cash use remains between $155 million and $170 million. Most of the anticipated benefit of lower R&D expenses should be offset by retirement of debt assumed from Axys.

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

Celera Diagnostics' ability to develop proprietary diagnostic products is unproven. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests. Celera Diagnostics' ability to develop proprietary diagnostic products is unproven, and it is possible that Celera Diagnostics' discovery and development efforts will not result in any commercial products or services. Even if Celera Diagnostics is able to discover potential products and services, development of these products and services would be subject to various risks, including that they may be found be to ineffective or that they may fail to receive necessary regulatory approvals. Furthermore, products that are developed may not be commercially viable or successful due to a variety of reasons, including competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of Celera Diagnostics to recover its development costs in a reasonable period.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $498.5 million as of December 31, 2001, and expects that it will continue to incur additional net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in its therapeutics business and the Company's genomics initiative for commercializing products from information obtained through the analysis of the human genome, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. As an early stage business, the Celera Genomics group faces significant challenges in simultaneously expanding its operations, pursuing key scientific goals and attracting customers for its information products and services. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The Celera Genomics group's business plan for its on-line business depends heavily on continued assembly and annotation of the human and mouse genomes. In June 2000, the Celera Genomics group and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, the Celera Genomics group announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. The Celera Genomics group's first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. The Celera Genomics group intends to continue updating its assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function. The Celera Genomics group's ability to retain its existing customers and attract new customers for its on-line business is heavily dependent upon the continued assembly and annotation of these genomes. Failure to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's business.

The Celera Genomics group's revenue growth for its on-line business depends on retaining existing customers and adding new customers. The Celera Genomics group's revenue from its on-line business accounted for most of the Celera Genomics group's revenue in fiscal year 2001. In order to generate significant additional revenues for the on-line business, the Celera Genomics group must obtain additional customers and retain its existing customers. The Celera Genomics group's ability to retain existing customers and add new customers depends upon customers' continued belief that the Celera Genomics group's on-line products can help accelerate therapeutic discovery and development efforts and lead to important discoveries in biology. Although existing on-line customer agreements typically have multiple year terms, there can be no assurance that any of these agreements will be renewed upon expiration or that future agreements will have such multiple year terms. The Celera Genomics group's future revenues are also affected by the extent to which existing customers expand their agreements to include new on-line products. In some cases, the Celera Genomics group has accepted milestone payments or

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

future royalties on products developed by its customers as consideration for access to the Celera Genomics group's databases and products in lieu of a portion of subscription fees. These arrangements are unlikely to produce revenue for the Celera Genomics group for a number of years, if ever, and depend heavily on the research and product development, sales and marketing and intellectual property protection abilities of the customer.

The industries in which the Celera Genomics group operates are intensely competitive and evolving. The Celera Genomics group's on-line products are used primarily by researchers in both the public and private sectors seeking, among other things, to interpret segments of the human genome and identify genes associated with specific diseases and develop products, services and intellectual property based on these discoveries. The Celera Genomics group faces intense competition in marketing its on-line products from genomic, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies:

         o engaged in this type of research that have chosen, or in the future may choose, to develop their own genomic, proteomic, or related biological data to meet their needs rather than purchase products or services from the Celera Genomics group; and
         o that are marketing or making available, or plan to market or make available, genomic, proteomic, and related biological data, particularly the federally funded Human Genome Project, which currently makes basic human sequence data available for free, and is expected in the near future to make basic mouse sequence data available for free which is competitive with the Celera Genomics group's mouse data.

Some of the key technologies used by the Celera Genomics group and integral to its on-line products are licensed from third parties on a non-exclusive basis. Therefore, this technology may be available to competitors of the Celera Genomics group for their own research and development purposes or as part of products and services marketed in competition with the Celera Genomics group.

There is also intense competition among pharmaceutical, biotechnology, and diagnostic companies attempting to discover potential candidates for new diagnostic and therapeutic products. These companies may:

         o develop new diagnostic or therapeutic products in advance of the Celera Genomics group or its customers;
         o develop diagnostic or therapeutic products which are more effective than those developed by the Celera Genomics group or its customers;
         o obtain regulatory approvals of their diagnostic or therapeutic products more rapidly than the Celera Genomics group or its customers; or
         o obtain patent protection or other intellectual property rights that would limit the Celera Genomics group's rights or its customers' ability to use the Celera Genomics group's products to develop and commercialize therapeutic or diagnostic products.

The Celera Genomics group's current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical and biotechnology industries. The Celera Genomics group derives a substantial portion of its revenues from pharmaceutical companies and biotechnology companies

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

engaged in therapeutic discovery and development. These fees accounted for approximately 70% of the Celera Genomics group's revenues in fiscal year 2001. The Celera Genomics group expects that these companies will continue to be the Celera Genomics group's primary source of revenues for the foreseeable future. As a result, the Celera Genomics group is subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to reduction and delays in research and development expenditures by companies in these industries.

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

The Celera Genomics group relies on its strategic relationship with the Applied Biosystems group. The Celera Genomics group believes that its strategic relationship with the Applied Biosystems group has provided it with a significant competitive advantage in its efforts to date to sequence the human and other genomes. The Applied Biosystems group leases instruments, sells consumables and project materials and provides research and development services to the Celera Genomics group. The Celera Genomics group paid the Applied Biosystems group $17.3 million in fiscal year 1999, $54.4 million in fiscal year 2000 and $60.1 million in fiscal year 2001 for these products and services. The Celera Genomics group's continued development of its business will depend on the Applied Biosystems group's ability to continue to provide leading edge, proprietary technology and products, including advanced technologies for gene and protein analysis. If the Applied Biosystems group is unable to supply these technologies, the Celera Genomics group will need to obtain access to alternative technologies, which may not be available, or may only be available on unfavorable terms. Any change in the relationship with the Applied Biosystems group that adversely affects the Celera Genomics group's access to the Applied Biosystems group's technology or failure by the Applied Biosystems group to continue to develop new technologies or protect its proprietary technology could adversely affect the Celera Genomics group's business.

Introduction of new products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group or its partners could expose the Celera Genomics group to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human therapeutic and diagnostic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages. Although the Celera Genomics group expects to seek product liability insurance to cover claims relating to the testing and use of therapeutic and diagnostic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

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

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's on-line business sales cycle is lengthy and it may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule anticipated. The Celera Genomics group's on-line business sales cycle is typically lengthy because the group needs to educate potential customers and sell the benefits of its products and services to a variety of constituencies within those companies. In addition, each agreement involves the negotiation of unique terms. The Celera Genomics group's ability to obtain new customers for genomic information products, collaborative services, and licenses to intellectual property depends on its customers' belief that the Celera Genomics group can help accelerate therapeutic discovery or research efforts. The Celera Genomics group may expend substantial funds and management effort with no assurance that an agreement will be reached with a potential customer. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected and may in the future affect the timing and progress of the Celera Genomics group's sales efforts.

The Celera Genomics group's on-line business is dependent on the continuous, effective, reliable and secure operation of its computer hardware, software and Internet applications and related tools and functions. Because the Celera Genomics group's on-line business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, Internet servers and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or access to the Celera Genomics group's data by the Celera Genomics group's internal research personnel or customers through the Internet is interrupted, its business could suffer.

The Celera Genomics group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Celera Genomics group's on-line products are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' therapeutic discovery and research efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely impact the Celera Genomics group's business.

The Celera Genomics group's competitive position will depend on maintaining its trade secrets, the patent and copyright protection it obtains for itself, and licenses to intellectual property it may need to obtain from others, which licenses may not always be available. The Celera Genomics group's ability to compete and to achieve and maintain profitability will be affected by its ability to protect its proprietary technology, in large part, through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera Genomics group's ability to obtain patent protection for the intellectual property it creates is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the United States Patent and Trademark Office recently adopted new guidelines for use in the review of the utility of inventions, particularly biotechnology

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

inventions. These guidelines increased the amount of evidence required to illustrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that the Celera Genomics group may own or license if the applicant is unable to satisfy the new guidelines.

The United States Patent and Trademark Office has issued several patents to third parties covering inventions involving single nucleotide polymorphisms
(SNPs), naturally occurring genetic variations that scientists believe can be correlated with susceptibility to disease, disease prognosis, therapeutic efficiency, and therapeutic toxicity. These inventions are subject to the same new guidelines as other biotechnology inventions. In addition, the Celera Genomics group may need to obtain rights to patented SNPs in order to develop, use and sell analyses of the overall human genome or particular full-length genes. These licenses may not be available to the Celera Genomics group on commercially acceptable terms, or at all.

In some instances, patent applications in the United States are maintained in secrecy until a patent issues. In most instances, the content of domestic and international patent applications is made available to the public within 18 months of the application's filing date. As a result, the Celera Genomics group cannot be certain that others have not filed patent applications for technology covered by the Celera Genomics group's patent applications or that the Celera Genomic group inventors were the first to invent the technology. Accordingly, the Celera Genomics group's patent applications may be preempted or the Celera Genomics group may have to participate in interference proceedings declared by the United States Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed technology in the United States.

Furthermore, lawsuits may be necessary to enforce any patents issued to the Celera Genomics group or to determine the scope and validity of the rights of third parties. Lawsuits and interference proceedings, even if they are successful, are expensive to pursue, and the Celera Genomics group could use a substantial amount of its financial resources in either case. An adverse outcome could subject the Celera Genomics group to significant liabilities to third parties and require the Celera Genomics group to license disputed rights from third parties or to cease using the technology.

The Celera Genomics group may be dependent on protecting its proprietary databases through copyright law to prevent other organizations from taking information from those databases and copying and reselling it. Copyright law currently provides uncertain protection regarding the copying and resale of factual data. Changes in copyright law could either expand or reduce the extent to which the Celera Genomics group and its customers are able to protect their intellectual property. Accordingly, the Celera Genomics group is uncertain as to whether it can prevent such copying or resale through copyright law.

The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators, and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and the Celera Genomics group

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

may not have adequate remedies for a breach. In addition, the Celera Genomics group's trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is unclear whether the Celera Genomics group's trade secrets will provide useful protection.

Disputes may arise in the future with regard to the ownership of rights to any technology developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of the Celera Genomics group's technology. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if the Celera Genomics group wins, the cost of these proceedings could adversely affect its business, financial condition and results of operations.

The Celera Genomics group may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex legal, scientific and factual questions. The Celera Genomics group's success in therapeutic and diagnostic discovery and development may depend, in part, on its ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in the genomics and pharmaceutical industries. The Celera Genomics group may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties, which may include subscribers to the Celera Genomics group's on-line products. Interference proceedings may be necessary to establish which party was the first to discover the intellectual property. The Celera Genomics group may become involved in patent litigation against third parties to enforce the Celera Genomics group's patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to the Celera Genomics group of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If an infringement litigation against the Celera Genomics group is resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party. The Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all.

Public disclosure of genomics sequence data could jeopardize the Celera Genomics group's intellectual property protection and have an adverse effect on the value of its products and services. The Celera Genomics group, the federally funded Human Genome Project and others engaged in similar research have made and are expected to continue making available to the public basic human sequence data, and are expected in the near future to make available to the public basic mouse sequence data which is competitive with the Celera Genomics group's mouse data. These disclosures might limit the scope of the Celera Genomics group's claims or make subsequent discoveries related to full-length genes and proteins unpatentable. While the Celera Genomics group believes that the publication of sequence data will not preclude it or others from being granted patent protection on genes and proteins, there can be no assurance that the publication has not affected and will not affect the ability to obtain patent protection. Customers may also conclude that uncertainties of that protection and the fact that the basic human and mouse sequence data is or will soon be available for free decrease the value of the Celera Genomics group's information products and services and as a result, it may be required to reduce the fees it charges for its products and services.

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's research and product development depends on access to tissue samples and other biological materials. To carry out a portion of its current business plan, the Celera Genomics group will need access to normal and diseased human and other tissue samples, other biological materials and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If the Celera Genomics group loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

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

Use of genomics information to develop or commercialize therapeutic and diagnostic products is unproven. Both the Celera Genomics group and its customers are, among other things, seeking to develop new therapeutic and the diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method is unproven, as few therapeutic or diagnostic products based on genomic discoveries have been developed and commercialized and to date no one has developed or commercialized any therapeutic or diagnostic products based on the Celera Genomics group's technologies. Furthermore, even if theraputic or diagnostic products are developed in this manner, theraputic and some diagnostic products are subject to regulation by the United States Food and Drug Administration and must undergo an extensive regulatory review and approval process. This process can take many years and require substantial expense and may not be successful. Also, current and future patient privacy and health care laws and regulations issued by the United States Food and Drug Administration may limit the use of data concerning an individual's genetic information. If the Celera Genomics group or its on-line customers are not successful in developing and commercializing products using the Celera Genomics group's genomics databases, or if regulations restrict or discourage the Celera Genomics group or its customers from developing these products, the Celera Genomics group's revenues may be adversely affected and the Celera Genomics group's business may suffer as a result.

The Celera Genomics group's ability to develop proprietary therapeutics and Celera Diagnostics' ability to develop proprietary diagnostics is unproven. As the Celera Genomics group expands its therapeutic discovery and development business, it faces the difficulties inherent in developing and commercializing therapeutic products. Similarly, Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests. Given the Celera Genomics group's unproven ability to develop proprietary therapeutics and Celera Diagnostics' unproven ability to develop proprietary diagnostic products, it is possible that the Celera Genomics group's and Celera

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Diagnostics' discovery and development efforts will not result in any commercial products or services. Even if the Celera Genomics group or Celera Diagnostics are able to discover potential therapeutic or diagnostic products and services, development of these products and services would be subject to various risks, including that they may be found to be toxic or ineffective, or that they may fail to receive necessary regulatory approvals. Furthermore, products that are developed may not be commercially viable or successful for a variety of reasons, including competitive conditions, the inability to get necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of the Celera Genomics group or Celera Diagnostics to recover its development costs, including the cost of acquired IPR&D, in a reasonable period.

If the Celera Genomics group or its collaborators fail to discover or develop or are delayed in the development of therapeutics, the Celera Genomics group's business and results of operations will be adversely affected. All of the Celera Genomics group's potential therapeutic products, including those projects acquired in the acquisition of Axys, are in various stages of research and development and will require significant additional research and development efforts by the Celera Genomics group or its collaborators before these products can be marketed. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and approval by the United States Food and Drug Administration. The development of the Celera Genomics group's new therapeutics products is highly uncertain and subject to a number of significant risks. To date, the Celera Genomics group has not developed a commercial therapeutic and the Celera Genomics group does not expect any of its therapeutics to be commercially available for a number of years, if ever. Therapeutics that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

         o the Celera Genomics group or its collaborators may not successfully complete any research and development efforts;
         o any therapeutics the Celera Genomics group or its collaborators develop may be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;
         o the Celera Genomics group or its collaborators may fail to obtain required regulatory approvals for any products it develops;
         o the Celera Genomics group or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;
         o the Celera Genomics group's or its collaborator's products may not be competitive with other existing or future products; and
         o proprietary rights of third parties may prevent the Celera Genomics group or its collaborators from commercializing its products.

If the Celera Genomics group fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaboration partners do not perform under collaboration agreements, development of its therapeutic products could be delayed. The Celera Genomics group does not currently have the internal capability to move potential products through clinical testing, manufacturing and the approval process of the United States Food and Drug Administration. The Celera Genomics group's strategy for the development, clinical testing, manufacturing and commercialization of most of its therapeutic product candidates includes entering into collaborations

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

with partners. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, the Celera Genomics group may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

All of the Celera Genomics group's existing collaboration agreements may be canceled under certain circumstances. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by the Celera Genomics group's collaborators are not within the Celera Genomics group's control. The Celera Genomics group cannot guarantee that its partners will perform their obligations as expected. If any of the Celera Genomics group's collaborators terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed. If in some cases the Celera Genomics group assumes responsibilities for continuing unpartnered programs after cancellation of a collaboration, the Celera Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may cancel certain development programs.

If the Celera Genomics group fails to satisfy United States Food and Drug Administration regulatory requirements for any therapeutic product, the Celera Genomics group will be unable to complete the development and commercialization of that product. Either the Celera Genomics group or its collaborators must show through preclinical studies and clinical trials that each of the Celera Genomics group's therapeutics is safe and effective in humans for each indication before obtaining regulatory clearance from the United States Food and Drug Administration for the commercial sale of that therapeutic. If the Celera Genomics group or its collaborator fails to adequately show the safety and effectiveness of a therapeutic, regulatory approval could be delayed or denied. The results from preclinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. The Celera Genomics group cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory approval. A number of companies in the therapeutic industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

Even if the Celera Genomics group obtains regulatory approval, the Celera Genomics group may be subject to certain risks and uncertainties relating to regulatory compliance, including: post approval Phase IV clinical studies and inability to meet the compliance requirements of the Good Manufacturing Practices regulations. In addition, identification of certain side effects after a therapeutic is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of a therapeutic, additional preclinical testing or clinical trials and changes in labeling of the product. This could delay or prevent the Celera Genomics group from generating revenues from the sale of that therapeutic, or cause the Celera Genomics group's revenues to decline.

Expected rapid growth in the number of its employees could absorb valuable management resources and be disruptive to the development of the Celera Genomics group's business. The Celera Genomics group expects to continue to increase its employee base significantly. This growth will require substantial effort to hire new employees and train and integrate them in the Celera Genomics group's business and to develop and implement management information systems, financial controls and

                             APPLERA CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

facility plans. The Celera Genomics group's inability to manage growth effectively would have a material adverse effect on its future operating results.

Future acquisitions and other transactions may absorb significant resources, may be unsuccessful and could dilute the holders of Applera - Celera stock. As part of the Celera Genomics group's strategy, it expects to pursue acquisitions, investments and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group's financial condition and results of operations. Acquisitions involve numerous other risks, including:

         o difficulties integrating acquired technologies and personnel into the business of the Celera Genomics group;
         o  diversion of management from daily operations;
         o  inability to obtain required financing on favorable terms;
         o entry into new markets in which the Celera Genomics group has little previous experience;
         o potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Celera Genomics group; and
         o assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

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

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera - Celera stock without the approval of the holders of Applera - Celera stock. Any issuances of this nature will be dilutive to holders of Applera - Celera stock.

Applera - Celera stock price is highly volatile. The market price of Applera - Celera stock has been and may continue to be highly volatile due to the risks and uncertainties described in this section of this Form 10-Q, as well as other factors that may have affected or may in the future affect the market price, such as:

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

The Company is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera - Celera stock that may be expensive and time consuming. The Company and some of its officers have been served in five lawsuits purportedly on behalf of purchasers of Applera - Celera stock in the Company's follow-on public offering of Applera - Celera stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately 4.4 million shares of Applera - Celera stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that the Company did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified money damages, rescission, costs and expenses, and other relief as the court deems proper. The Company and the other defendants have filed a motion to dismiss the case, which motion is pending before the court. Although the Company believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         10.1    Applera Corporation Performance Unit Bonus Plan, as amended.

         10.2 Applera Corporation Deferred Compensation Plan, as amended and restated.

     (b) Reports on Form 8-K.

         During the quarter ended December 31, 2001, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated October 24, 2001 to (a) incorporate under Item 5 thereof the text of the Company's press releases issued October 24, 2001 regarding fiscal year 2002 first quarter results for the Company's Applied Biosystems and Celera Genomics groups and (b) disclose under
                Item 5 thereof the classifications of quarterly net revenues by product category for the Applied Biosystems group for fiscal year 2001.

         (2) Current Report on Form 8-K dated November 16, 2001 to (a) report under Item 5 thereof the consummation of the acquisition of Axys Pharmaceuticals, Inc. by the Company and
                (b) incorporate under Item 5 thereof the text of the Company's press release issued November 16, 2001 with respect to same.

         (3) Current Report on Form 8-K dated November 16, 2001 to report under Item 2 thereof the consummation of the acquisition of Axys Pharmaceuticals, Inc. by the Company.

         (4) Current Report on Form 8-K dated December 12, 2001 to (a) incorporate under Item 5 thereof the text of the Company's press release issued December 6, 2001 regarding a meeting with the investment community to discuss the Company's Celera Genomics group and Celera Diagnostics, a joint venture between the Company's Celera Genomics group and Applied Biosystems group, and (b) incorporate under Item 5 thereof the presentations intended to made at such meeting.

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


                                     APPLERA CORPORATION


                                     By:      /s/ Dennis L. Winger
                                         -------------------------------
                                         Dennis L. Winger
                                         Senior Vice President and
                                         Chief Financial Officer



                                     By:      /s/ Vikram Jog
                                         -------------------------------
                                         Vikram Jog
                                         Corporate Controller
                                         (Chief Accounting Officer)

Dated:  February 14, 2002

                                    EXHIBITS

          Exhibit No.              Description
          -----------              -----------

          10.1                     Applera Corporation Performance Unit Bonus
                                   Plan, as amended.

          10.2 Applera Corporation Deferred Compensation Plan, as amended and restated.