Form 10-Q
period 2002-03-31
APPLERA CORP
filed 2002-05-15
CIK 77551

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   -------------

                                     FORM 10-Q

[tick] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2002

                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   x   No _____
                                     -----

As of the close of business on May 8, 2002, there were 212,383,294 shares of Applera Corporation - Applied Biosystems Group Common Stock and 69,201,279 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX

Part I.  Financial Information                                                          Page
Item 1.  Financial Statements
     A.  Applera Corporation Consolidated
             Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended March 31, 2001 and 2002                      1

             Condensed Consolidated Statements of Financial Position at
                  June 30, 2001 and March 31, 2002                                         2

             Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2001 and 2002                                3

             Notes to Unaudited Condensed Consolidated Financial Statements             4-22

     B.  Applied Biosystems Group
             Condensed Combined Statements of Operations for the
                  Three and Nine Months Ended March 31, 2001 and 2002                     23

             Condensed Combined Statements of Financial Position at
                  June 30, 2001 and March 31, 2002                                        24

             Condensed Combined Statements of Cash Flows for the
                  Nine Months Ended March 31, 2001 and 2002                               25

             Notes to Unaudited Condensed Combined Financial Statements                26-30

     C.  Celera Genomics Group
             Condensed Combined Statements of Operations for the
                  Three and Nine Months Ended March 31, 2001 and 2002                     31

             Condensed Combined Statements of Financial Position at
                  June 30, 2001 and March 31, 2002                                        32

             Condensed Combined Statements of Cash Flows for the
                  Nine Months Ended March 31, 2001 and 2002                               33

             Notes to Unaudited Condensed Combined Financial Statements                34-41

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                             42-86

Part II. Other Information                                                                87

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
              (Dollar amounts in thousands except per share amounts)

                                                   Three Months Ended          Nine Months Ended
                                                        March 31,                  March 31,
                                                   2001          2002           2001          2002
                                               ------------ -------------  ------------- --------------
Net Revenues                                    $  447,086   $   434,437    $ 1,227,765   $  1,259,457
Cost of sales                                      210,771       202,951        579,764        595,777
                                               ------------ -------------  ------------- --------------
Gross Margin                                       236,315       231,486        648,001        663,680
Selling, general and administrative                119,288       108,582        331,474        325,011
Research, development and engineering               80,786       103,638        234,387        276,607
Amortization of goodwill and
 intangible assets                                  10,916         2,636         32,965          4,742
Other special charges                                             22,959                        22,959
Acquired research and development                                                              101,181
                                               ------------ -------------  ------------- --------------
Operating Income (Loss)                             25,325        (6,329)        49,175        (66,820)
Gain (loss) on investments, net                                     (350)        14,985           (350)
Interest expense                                      (288)         (500)        (1,678)        (1,128)
Interest income                                     19,286         9,797         63,185         36,123
Other income (expense), net                         (1,175)       (3,516)        (4,331)        (5,244)
                                               ------------ -------------  ------------- --------------
Income (Loss) Before Income Taxes                   43,148          (898)       121,336        (37,419)
Provision for income taxes                          14,822         1,959         41,080          9,886
                                               ------------ -------------  ------------- --------------
Net Income (Loss)                               $   28,326   $    (2,857)   $    80,256   $    (47,305)
                                               ============ =============  ============= ==============

Applied Biosystems Group (see Note 6)
 Net Income                                     $   57,669   $    49,111    $   164,767   $    130,341
   Basic per share                              $     0.27   $      0.23    $      0.78   $       0.62
   Diluted per share                            $     0.26   $      0.23    $      0.74   $       0.60
 Dividends per share                            $   0.0850   $    0.0425    $    0.1700   $     0.1275

Celera Genomics Group (see Note 6)
 Net Loss                                       $  (29,087)  $   (49,496)   $   (84,480)  $   (182,998)
   Basic and diluted per share                  $    (0.48)  $     (0.72)   $     (1.40)  $      (2.82)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                                At June 30,       At March 31,
                                                                   2001               2002
                                                             ---------------   ----------------
                                                                                  (unaudited)
Assets
Current assets
  Cash and cash equivalents                                   $     608,535     $      561,651
  Short-term investments                                            779,482            794,640
  Accounts receivable, net                                          400,803            381,339
  Inventories, net                                                  149,658            139,511
  Prepaid expenses and other current assets                         103,006            116,911
                                                             ---------------   ----------------
Total current assets                                              2,041,484          1,994,052
Property, plant and equipment, net                                  435,560            471,866
Other long-term assets                                              410,814            568,537
                                                             ---------------   ----------------
Total Assets                                                  $   2,887,858     $    3,034,455
                                                             ===============   ================

Liabilities And Stockholders' Equity
Current liabilities
  Loans payable                                               $      14,678     $        9,062
  Current portion of long-term debt                                  30,480
  Accounts payable                                                  178,264            150,081
  Accrued salaries and wages                                         64,854             84,362
  Accrued taxes on income                                            83,016             96,154
  Other accrued expenses                                            215,823            229,063
                                                             ---------------   ----------------
Total current liabilities                                           587,115            568,722
Long-term debt                                                                          18,204
Other long-term liabilities                                         152,432            166,735
                                                             ---------------   ----------------
Total Liabilities                                                   739,547            753,661

Stockholders' Equity
  Capital stock
    Applera Corporation - Applied Biosystems Group                    2,115              2,128
    Applera Corporation - Celera Genomics Group                         617                690
  Capital in excess of par value                                  1,832,000          2,066,841
  Retained earnings                                                 369,444            295,098
  Accumulated other comprehensive loss                              (55,865)           (83,963)
                                                             ---------------   ----------------
Total Stockholders' Equity                                        2,148,311          2,280,794
                                                             ---------------   ----------------
Total Liabilities And Stockholders' Equity                    $   2,887,858     $    3,034,455
                                                             ===============   ================

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                                      Nine months ended March 31,
                                                                        2001               2002
                                                                  ----------------    ---------------
Operating Activities From Continuing Operations
Net income (loss)                                                  $       80,256      $     (47,305)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                            93,995             84,422
  Asset impairments                                                                           15,563
  Provisions for excess lease space and severance costs                                       10,311
  Long-term compensation programs                                           5,549              5,522
  Gain on sale of assets                                                  (14,985)               (51)
  Loss from equity method investees                                                            4,027
  Deferred income taxes                                                    (3,221)           (29,049)
  Acquired research and development                                                          101,181
Changes in operating assets and liabilities:
  Accounts receivable                                                     (73,434)            16,583
  Inventories                                                             (20,692)             6,240
  Prepaid expenses and other assets                                       (33,816)           (49,423)
  Accounts payable and other liabilities                                   (8,708)             4,374
                                                                  ----------------    ---------------
Net Cash Provided By Operating Activities                                  24,944            122,395
                                                                  ----------------    ---------------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                          (139,921)           (78,005)
Purchases of short-term investments, net                                   (7,249)           (15,215)
Investments                                                                (8,912)           (41,314)
Proceeds from the sale of assets, net                                      15,498              5,228
                                                                  ----------------    ---------------
Net Cash Used By Investing Activities                                    (140,584)          (129,306)
                                                                  ----------------    ---------------
Net Cash From Continuing Operations
 Before Financing Activities                                             (115,640)            (6,911)
                                                                  ----------------    ---------------
Net Cash Used By Operating Activities
 From Discontinued Operations                                              (2,279)            (2,230)
                                                                  ----------------    ---------------
Financing Activities
Net change in loans payable                                                 7,830            (14,520)
Principal payments on long-term debt                                      (46,000)           (38,973)
Dividends                                                                 (26,702)           (26,984)
Purchases of common stock for treasury                                                          (941)
Proceeds from stock issued for stock plans                                 50,249             36,597
                                                                  ----------------    ---------------
Net Cash Used By Financing Activities                                     (14,623)           (44,821)
                                                                  ----------------    ---------------
Effect Of Exchange Rate Changes On Cash                                    (6,043)             7,078
                                                                  ----------------    ---------------
Net Change In Cash And Cash Equivalents                                  (138,585)           (46,884)
Cash And Cash Equivalents Beginning Of Period                             964,502            608,535
                                                                  ----------------    ---------------
Cash And Cash Equivalents End Of Period                            $      825,917      $     561,651
                                                                  ================    ===============

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Applera Corporation (the "Company") 2001 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for goodwill and other intangible assets discussed in Note 2.

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

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Company has reclassified certain other intangible assets associated with its workforce to goodwill and no longer amortizes goodwill. The following table provides pro forma information for the three and nine months ended March 31, 2001 had the provisions of SFAS No. 142 been applied to the fiscal 2001 financial results:

(Dollar amounts in millions except                  Three Months Ended      Nine Months Ended
per share amounts)                                    March 31, 2001          March 31, 2001
                                                  ----------------------  ---------------------
Applera Net Income                                      $     38.8              $     111.8

Applied Biosystems Group
 Net Income                                             $     58.1              $     166.1
   Basic per share                                      $     0.28              $      0.79
   Diluted per share                                    $     0.26              $      0.75

Celera Genomics Group
 Net Loss                                               $    (19.1)             $     (54.3)
   Basic and diluted per share                          $    (0.31)             $     (0.90)

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

NOTE 3 - OTHER SPECIAL CHARGES

During the third quarter of fiscal 2002, the Company recorded a non-recurring charge of $25.9 million related to the Celera Genomics group's Paracel business. This charge was comprised of $12.7 million for asset impairments, provisions of $10.1 million for the estimated cost of excess lease space and $0.2 million for severance, all included in other special charges. This charge also included
$2.9 million for the impairment of Paracel inventory included in cost of sales. During the fourth quarter of fiscal 2001, the Company had recorded a charge of $69.1 million for the impairment of goodwill and other intangible assets associated with the Paracel business. The charge during fiscal 2001 resulted from Paracel's substantially lower than originally anticipated performance and management's future outlook of the business. The charges recorded during the third quarter of fiscal 2002 resulted from Paracel's unfavorable performance against the lower profitability outlook for the business established during the fourth quarter of fiscal 2001 at the time of the initial charge.

The asset impairment charges recorded during the third quarter of fiscal 2002 were for the write-off of the remaining goodwill of $12.1 million, other intangible assets of $0.5 million, and leasehold improvements of $0.1 million. These charges were determined by management through a revised assessment of future cash flows and, as a result, reduced the carrying value of Paracel's net assets to their estimated fair value. Excess lease costs reflect the estimated loss associated with the remaining contractual obligations under a non-cancelable lease arrangement and certain costs associated with the expected sublease of the portion of the facility not occupied by the Paracel business, net of estimated sublease income, for the remaining lease term. Severance and related benefits were granted to 19 employees terminated in the third quarter of fiscal 2002 and are expected to be paid by the end of the first quarter of fiscal 2003.

The following table details the major components of the other special charges:

                                                Asset
(Dollar amounts in millions)               Impairment                Lease        Personnel           Total
                                      ----------------    -----------------   --------------    ------------
Total charges                                  $ 12.7               $ 10.1            $ 0.2          $ 23.0
Non-cash charges                                 12.7                                                  12.7
                                      ----------------    -----------------   --------------    ------------
Accrual balance at March 31, 2002              $    -               $ 10.1            $ 0.2          $ 10.3
                                      ================    =================   ==============    ============

NOTE 4 - ACQUISITIONS

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

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

The Company issued 5.5 million shares of Applera Corporation - Celera Genomics Group Common Stock ("Applera - Celera stock") in exchange for all of the outstanding shares of Axys common stock. The acquisition was accounted for using the purchase method of accounting. The total purchase price for the acquisition was $188.4 million, which consisted of Applera - Celera stock valued at $170.3 million, stock options valued at $8.8 million, warrants valued at $2.8 million and estimated transaction costs of $6.5 million. The purchase price was calculated using a $31.04 price per share of Applera - Celera stock, based upon a measurement date of July 17, 2001. This date, determined in accordance with Emerging Issues Task Force Abstracts Issue 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," represented the first date on which the exchange ratio was fixed under the merger agreement. The fair value of the options and warrants was calculated using the Black-Scholes pricing model.

The purchase price of $188.4 million was allocated to tangible net assets and intangible assets as follows:

                                                                  (millions)
                                                                 -------------
Current assets                                                    $     6.8
Long-term assets                                                      118.7
Current liabilities                                                   (34.9)
Long-term liabilities                                                 (20.7)
                                                                 -------------
Tangible net assets acquired, at approximate fair value                69.9
                                                                 -------------

Acquired in-process research and development                           99.0
Existing technology                                                     7.9
Favorable operating leases                                             11.6
                                                                 -------------
Total intangible assets                                               118.5
                                                                 -------------
Total purchase price                                              $   188.4
                                                                 =============

The recorded values of the intangible assets are being amortized over their expected period of benefit, which on a weighted average basis is 2.8 years. Included in the long-term assets is a $61.3 million deferred tax asset, recorded in purchase accounting, for net operating loss carryforwards and other temporary differences of Axys expected to be utilized by the Company. Current liabilities included $4.2 million of contractual severance and involuntary termination costs. As of March 31, 2002, the Company had paid $3.4 million of these severance costs.

In connection with the acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes. These notes mature on October 1, 2004. Interest is payable quarterly and the principal is payable at maturity as a lump sum. These notes are convertible at any time into 499,009 shares of Applera - Celera stock at a conversion price of $52.10 per share. Holders of notes having

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

an aggregate principal amount of $10 million exercised their right following the acquisition to require the Company to repurchase such notes, which the Company did in January 2002. These notes are secured by 6.7 million shares, or approximately 90%, of the Company's holding of Discovery Partners International, Inc. ("DPI") common stock. As a result of the acquisition, the Company received an approximate 30% interest in DPI, as of the acquisition date. The investment is accounted for under the equity method of accounting.
Additionally, the Company assumed an existing Axys construction loan of $8.4 million related to its medicinal chemistry building located in South San Francisco, California. The Company repaid this loan during the second quarter of fiscal 2002 following the acquisition.

In connection with the acquisition of Axys, the Company allocated approximately $99.0 million of the purchase price to acquired in-process research and development ("IPR&D"). As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses. The amounts attributed to acquired IPR&D were based on an independent appraisal and were developed using an income approach. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis. This valuation incorporated a percentage of completion analysis using revenues allocated to in-process technologies. The risk-adjusted discount rate used to value the projects at acquisition ranged from 38% to 43%. The discount rates applied in the discounted cash flow model were risk adjusted, since the assumed periods of milestone receipts and assumed timing of product launch may vary significantly from the assumptions. The valuation assumptions were made solely for the purpose of calculating projected cash flows and valuing the intangible assets acquired at the date of acquisition.

Below is a brief description of the IPR&D projects.

                                                                        Valuation Assumptions at
                                                                            Acquisition Date
                                                                  ------------------------------------
                                                   Development                                                Value at
                                                    Status at      Project's Stage     Assumed Period       Acquisition
                                                   Acquisition     of Completion at     of Milestone            Date
                    Project                           Date         Acquisition Date       Receipts         (in millions)
----------------------------------------------------------------------------------------------------------------------------

Cathepsin S:                                       Pre-clinical          90%          Years 1 - 7 from         $37.7
Collaboration with Aventis Pharmaceuticals           studies                               date of
Products, Inc.  with the objective of                                                    acquisition
discovery and development of small molecule
drugs that inhibit Cathepsin S, a human
cysteine protease associated with certain
inflammatory and autoimmune diseases, such as
asthma and atherosclerosis

Cathepsin K:                                       Pre-clinical          91%          Years 2 - 6 from          26.6
Collaboration with Merck & Co., Inc. to              studies                               date of
develop small molecule inhibitors of Cathepsin                                           acquisition
K for the treatment of osteoporosis

Tryptase:                                          Pre-clinical          89%          Years 3 - 8 from          14.9
Collaboration with Bayer A.G. to identify oral       studies                               date of
tryptase inhibitors for the treatment of asthma                                          acquisition

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

                                                                        Valuation Assumptions at
                                                                            Acquisition Date
                                                                  ------------------------------------
                                                   Development                                                Value at
                                                    Status at      Project's Stage     Assumed Period       Acquisition
                                                   Acquisition     of Completion at     of Milestone            Date
                    Project                           Date         Acquisition Date       Receipts         (in millions)
----------------------------------------------------------------------------------------------------------------------------

Cathepsin F:                                       Pre-clinical          28%          Years 2 - 8 from          8.9
Development of compounds for inflammatory            studies                               date of
diseases such as asthma and rheumatoid                                                   acquisition
arthritis

Urokinase:                                         Pre-clinical          50%          Years 2 - 8 from          4.7
Oncology program focused on development of           studies                               date of
inhibitors of the protease urokinase to                                                  acquisition
interfere with angiogenesis and metastasis
processes

Serm-beta:                                         Pre-clinical          71%          Years 3 - 7 from          4.3
Oncology program utilizing licenses granted by       studies                               date of
Celgene Corp. for exclusive rights to                                                    acquisition
selective estrogen receptor-beta modulators

Factors VIIa & Xa:                                 Pre-clinical          54%          Years 2 - 10 from         1.9
Development of oral and parenteral                   studies                               date of
therapeutics for blood clotting disorders,                                               acquisition
such as deep vein thrombosis, stroke, and
myocardial infarction or heart attack
                                                                                                        -------------------
                                                                                                               $99.0
                                                                                                        ===================

For valuation purposes, the Company assumed that all projects would be partnered and the initial material net cash inflows would result from milestone payments. The Company also assumed there would be cash inflows resulting from royalties after product launch. Product launches were assumed to occur in five to nine years after the date of acquisition.

The Celera Genomics group has initiated a review of its unpartnered pre-clinical programs that may lead to revised prioritization, resourcing and strategy to move toward clinical trials and commercialization. As a consequence, actual results may vary from the valuation assumptions outlined above.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

The net assets and results of operations of Axys have been included in the Company's consolidated financial statements since the date of the acquisition, and have been allocated to the Celera Genomics group. The following selected unaudited pro forma information for the Company has been prepared assuming the acquisition had occurred at the beginning of fiscal 2001 and gives effect to purchase accounting adjustments:

                                                       Three months ended                Nine months ended
(Dollar amounts in millions except                          March 31,                        March 31,
per share amounts)                                     2001           2002              2001          2002
                                                    -----------   -------------     -----------   ------------
Net revenues                                          $  450.2     $    434.4        $ 1,234.9     $  1,262.0
Net income (loss)                                     $   14.3     $     (2.9)       $    44.9     $     24.2

Applied Biosystems Group
 Net Income                                           $   57.7     $     49.1        $   164.8     $    130.3
   Basic per share                                    $   0.27     $     0.23        $    0.78     $     0.62
   Diluted per share                                  $   0.26     $     0.23        $    0.74     $     0.60

Celera Genomics group
 Net Loss                                             $  (43.1)    $    (49.5)       $  (119.9)    $   (111.4)
   Basic and diluted per share                        $  (0.65)    $    (0.72)       $   (1.82)    $    (1.65)

Upon consummation of the acquisition, the Celera Genomics group recorded a $99.0 million non-cash charge for the value of acquired IPR&D, which has been excluded from the pro forma results above. Had the acquired IPR&D charge been excluded from the reported amounts for the nine months ended March 31, 2002, the Company would have reported net income of $51.7 million, the Celera Genomics group would have reported a net loss of $(84.0) million and a net loss per share of Applera
- Celera stock of $(1.29).

Included in the results for the nine months ended March 31, 2002, is a non-cash pretax charge of $10.8 million recorded by Axys, prior to the acquisition date, for the impairment of an investment accounted for under the cost method.

BOSTON PROBES, INC.
During the second quarter of fiscal 2002, the Company acquired the remaining shares of Boston Probes, Inc. ("Boston Probes") not previously owned, or approximately 87% of the outstanding shares, and certain intellectual property rights related to peptide nucleic acids, for approximately $37 million in cash. As a result of owning 100% of Boston Probes, the Company recorded goodwill of $22.7 million, other intangible assets of $21.8 million, and a charge to write-off the value of acquired IPR&D of $2.2 million. Other intangible assets are being amortized over their expected period of benefit, which is 7 years. The acquisition was accounted for using the purchase method of accounting. Boston Probes develops and commercializes products employing peptide nucleic acid

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

("PNA") probe technology and has developed novel chemistry platforms based on its PNA technology. The Company expects that this technology will be a key component of the Applied Biosystems group's Sequence Detection Systems ("SDS"), a proprietary technology platform for real-time analysis of genetic information. The net assets and results of operations of Boston Probes have been allocated to the Applied Biosystems group.

NOTE 5 - COMPREHENSIVE LOSS

Accumulated other comprehensive loss included in stockholders' equity in the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive loss for the three and nine months ended March 31, 2001 and 2002 is presented in the following table:

                                                 Three months ended           Nine months ended
                                                      March 31,                   March 31,
(Dollar amounts in millions)                      2001        2002           2001           2002
                                              -----------   --------     -------------   ----------
Net income (loss)                              $    28.3     $ (2.9)      $      80.3     $  (47.3)
Other comprehensive loss:
Foreign currency translation adjustments          (21.5)       (4.6)           (26.3)           1.2
Unrealized net gains on hedge contracts,
  net of tax                                         8.2         2.6             17.0           4.7
Reclassification adjustments for net gains on
  hedge contracts included in net income,
  net of tax                                       (3.8)       (4.9)            (7.0)        (10.3)
Unrealized loss on investments,
  net of tax                                      (48.3)      (12.0)          (130.9)        (23.7)
Reclassification adjustments for gains on
  investments included in net income (loss),
  net of tax                                                                    (9.7)
                                              -----------   --------     -------------   ----------
Other comprehensive loss                          (65.4)      (18.9)          (156.9)        (28.1)
                                              -----------   --------     -------------   ----------
Comprehensive loss                             $  (37.1)     $(21.8)      $    (76.6)     $  (75.4)
                                              ===========   ========     =============   ==========

NOTE 6 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each class of common stock is computed by dividing the earnings or losses allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings (loss) per share is computed by dividing the earnings or losses allocated to each class of common stock by the weighted average number of

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

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

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the three months ended March 31:

                                                               Applied Biosystems                 Celera Genomics
                                                                     Group                             Group
                                                         -----------------------------     -----------------------------
(Amounts in thousands except per share amounts)                2001          2002               2001           2002
                                                         -------------   -------------     ------------    -------------
Weighted average number of common shares
  used in the calculation of basic earnings
  (loss) per share                                            210,599        212,289            61,071           68,406
Common stock equivalents                                       10,896          4,915
                                                         -------------   -------------     ------------    -------------
Shares used in the calculation of diluted
  earnings (loss) per share                                   221,495        217,204            61,071           68,406
                                                         =============   =============     ============    =============
Earnings (loss) used in the calculation of
  basic and diluted earnings (loss) per share              $   57,669     $   49,111        $  (29,087)      $  (49,496)
                                                         =============   =============     ============    =============
Earnings (loss) per share
    Basic                                                  $     0.27     $     0.23        $    (0.48)      $    (0.72)
    Diluted                                                $     0.26     $     0.23        $    (0.48)      $    (0.72)

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

The following table presents a reconciliation of basic and diluted earnings
(loss) per share for the nine months ended March 31:

                                                               Applied Biosystems                 Celera Genomics
                                                                     Group                             Group
                                                         -----------------------------     -----------------------------
(Amounts in thousands except per share amounts)                2001          2002               2001           2002
                                                         -------------   -------------     ------------    -------------
Weighted average number of common shares
  used in the calculation of basic earnings
  (loss) per share                                            209,925        211,802            60,480           64,987

Common stock equivalents                                       11,771          4,395

Shares used in the calculation of diluted
  earnings (loss) per share                                   221,696        216,197            60,480           64,987

Earnings (loss) used in the calculation of
  basic and diluted earnings (loss) per share              $  164,767     $  130,341        $  (84,480)      $ (182,998)

Earnings (loss) per share
    Basic                                                  $     0.78     $     0.62        $    (1.40)      $    (2.82)
    Diluted                                                $     0.74     $     0.60        $    (1.40)      $    (2.82)

Options to purchase 6.9 million and 14.0 million shares of Applera Corporation - Applied Biosystems Group Common Stock were outstanding at March 31, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. Options and warrants to purchase
14.8 million and 13.4 million shares of Applera - Celera stock were outstanding at March 31, 2001 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                                June 30,          March 31,
(Dollar amounts in millions)                      2001              2002
                                             ---------------   ---------------
Raw materials and supplies                      $   58.8         $     63.6
Work-in-process                                     12.9               13.6
Finished products                                   78.0               62.3
                                             ---------------   ---------------
Total inventories                               $  149.7         $    139.5
                                             ===============   ===============

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    continued

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                          Nine months ended
                                                              March 31,
(Dollar amounts in millions)                              2001         2002
                                                      ------------  ----------
Tax benefit related to employee stock options         $    53.3     $    11.6
Dividends declared not paid                           $    17.9     $     9.0
Equity instruments issued in the Axys acquisition                   $   181.9
Debt and capital lease obligation assumed in
    the Axys acquisition                                            $    39.1

NOTE 9 - FINANCIAL INSTRUMENTS

CASH FLOW HEDGES
The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currencies. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Company utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income (loss), is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the three and nine month periods ended March 31, 2002, the Company recognized net gains of $7.3 million and $15.1 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At March 31, 2002, $8.8 million of derivative gains ($5.6 million net of deferred taxes) recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months.

The interest rate swap maintained by the Company in conjunction with a Japanese yen debt obligation expired coincident with the maturity in March 2002 of the yen 3.8 billion, or $29.0 million, debt obligation.

NOTE 10 - CONTINGENCIES

Amersham
On February 26, 2002, the Company and Amersham plc announced that they reached a court-mediated settlement which ended the previously disclosed patent litigation between the Company and Amersham plc and its affiliates, including Amersham Pharmacia Biotech, Inc. and Molecular Dynamics, Inc. The settlement, reached under the auspices of United States Magistrate Judge Edward A. Infante, Northern District of California, includes a cross-licensing agreement covering all patents involved in the litigation, and a co-development arrangement for the joint development, supply and commercialization of certain new DNA analysis technologies. Both companies' current product offerings will continue to be available.

                             APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 continued

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

NOTE 11 - SEGMENT AND CONSOLIDATING INFORMATION

Presented below is the segment and consolidating financial information reflecting the businesses of the individual groups and Celera Diagnostics, a joint venture between the Applied Biosystems group and the Celera Genomics group, including the allocation of expenses between groups in accordance with the Company's management and allocation policies, as well as other related party transactions, such as sales of products between groups and interest income and expense on intercompany borrowings. Earnings attributable to each group have been determined in accordance with accounting principles generally accepted in the United States of America.

See Note 1 to both the Applied Biosystems group's and the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a detailed description of management and allocation policies.

For the three and nine-month periods ended March 31, 2002, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss. Additionally, the Celera Genomics group recorded the tax benefit associated with the loss generated by Celera Diagnostics. There is no financial information presented for Celera Diagnostics for the three and nine-month periods ended March 31, 2001, since the joint venture was established effective April 1, 2001.

In the following tables, the "Eliminations" column represents the elimination of intergroup activity and the loss on Celera Diagnostics, which is included twice, in the "Celera Diagnostics" column and as "Loss from joint venture" within the "Celera Genomics group" column. See Note 6 to the consolidated financial statements included in the Company's 2001 Annual Report to Stockholders for a discussion of the Company's segments.

                            APPLERA CORPORATION
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               continued

Consolidating Statement of Operations For the Three Months Ended March 31, 2002

                                              Applied       Celera
                                             Biosystems    Genomics        Celera
(Dollar amounts in thousands)                  Group         Group       Diagnostics    Eliminations   Consolidated
                                            -----------   -----------   ------------   -------------  --------------
Net revenues from external customers        $   403,831   $    30,487    $      119     $      -       $   434,437
Intergroup revenues                               5,185                       2,528         (7,713)
                                            -----------   ----------------------------------------------------------
Net Revenues                                    409,016        30,487         2,647         (7,713)        434,437
Cost of sales                                   192,564        15,402         1,887         (6,902)        202,951
                                            -----------   --------------------------   -----------------------------
Gross Margin                                    216,452        15,085           760           (811)        231,486
Selling, general and administrative              83,589        11,693         1,499         11,801         108,582
Corporate allocated expenses                      9,382         1,943           476        (11,801)
Research, development and engineering            56,666        37,629        11,138         (1,795)        103,638
Amortization of intangible assets                               2,636                                        2,636
Other special charges                                          22,959                                       22,959
                                            -----------   -----------   ------------   -------------  --------------
Operating Income (Loss)                          66,815       (61,775)      (12,353)           984          (6,329)
Loss on investments, net                           (350)                                                      (350)
Interest expense                                   (291)         (209)                                        (500)
Interest income                                   2,992         6,805                                        9,797
Other income (expense), net                           5        (3,521)                                      (3,516)
Loss from joint venture                                        12,353)                      12,353
                                            -----------   -----------   ------------   -------------  --------------
Income (Loss) Before Income Taxes                69,171       (71,053)      (12,353)        13,337            (898)
Provision (benefit) for income taxes             20,060       (21,557)                       3,456           1,959
                                            -----------   -----------   ------------   -------------  --------------
Net Income (Loss)                           $    49,111   $   (49,496)   $  (12,353)    $    9,881     $    (2,857)
                                            ===========   ===========   ============   =============  ==============

                            APPLERA CORPORATION
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               continued

Consolidating Statement of Operations For the Nine Months Ended March 31, 2002

                                              Applied       Celera
                                             Biosystems    Genomics        Celera
(Dollar amounts in thousands)                  Group         Group       Diagnostics    Eliminations   Consolidated
                                            -----------   -----------   ------------   -------------  --------------
Net revenues from external customers        $ 1,166,293   $    92,815    $       349    $        -     $  1,259,457
Intergroup revenues                              20,464                        5,998         (26,462)
                                            -----------   ----------------------------------------------------------
Net Revenues                                  1,186,757        92,815          6,347         (26,462)     1,259,457
Cost of sales                                   568,729        45,309          4,494         (22,755)       595,777
                                            -----------   --------------------------   -----------------------------
Gross Margin                                    618,028        47,506          1,853          (3,707)       663,680
Selling, general and administrative             249,490        34,426          4,947          36,148        325,011
Corporate allocated expenses                     28,870         5,771          1,507         (36,148)
Research, development and engineering           161,649        95,982         25,616          (6,640)       276,607
Amortization of intangible assets                               4,742                                         4,742
Other special charges                                          22,959                                        22,959
Acquired research and development                 2,200        98,981                                       101,181
                                            -----------   -----------   ------------   -------------  --------------
Operating Income (Loss)                         175,819      (215,355)       (30,217)          2,933        (66,820)
Loss on investments, net                           (350)                                                       (350)
Interest expense                                   (781)         (347)                                       (1,128)
Interest income                                   9,764        26,359                                        36,123
Other income (expense), net                          26        (5,270)                                       (5,244)
Loss from joint venture                                       (30,217)                        30,217
                                            -----------   -----------   ------------   -------------  --------------
Income (Loss) Before Income Taxes               184,478      (224,830)       (30,217)         33,150        (37,419)
Provision (benefit) for income taxes             54,137       (41,832)                        (2,419)         9,886
                                            -----------   -----------   ------------   -------------  --------------
Net Income (Loss)                           $   130,341   $  (182,998)   $   (30,217)   $     35,569   $    (47,305)
                                            ===========   ===========   ============   =============  ==============

                            APPLERA CORPORATION
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               continued

Consolidating Statement of Financial Position At March 31, 2002

                                              Applied       Celera
                                             Biosystems    Genomics        Celera
(Dollar amounts in thousands)                  Group         Group       Diagnostics    Eliminations   Consolidated
                                            -----------   -----------   ------------   -------------  --------------
Assets
Current assets
  Cash and cash equivalents                 $   447,689   $   113,962    $       -      $        -     $    561,651
  Short-term investments                                      794,640                                       794,640
  Accounts receivable, net                      359,987        23,545            100          (2,293)       381,339
  Inventories, net                              135,784         2,503          1,383            (159)       139,511
  Prepaid expenses and other current assets     108,501         7,592            898             (80)       116,911
                                            -----------   -----------   ------------   -------------  --------------
Total current assets                          1,051,961       942,242          2,381          (2,532)     1,994,052
Property, plant and equipment, net              336,356       131,097          7,199          (2,786)       471,866
Other long-term assets                          382,522       184,285         10,250          (8,520)       568,537
                                            -----------   -----------   ------------   -------------  --------------
Total Assets                                $ 1,770,839   $ 1,257,624    $    19,830    $    (13,838)  $  3,034,455
                                            ===========   ===========   ============   =============  ==============

Liabilities And Stockholders' Equity
Current liabilities
  Loans payable                             $     9,062   $       -      $       -      $        -     $      9,062
  Accounts payable                              131,701        17,753          2,920          (2,293)       150,081
  Accrued salaries and wages                     64,583        16,485          3,294                         84,362
  Accrued taxes on income                        91,613                                        4,541         96,154
  Other accrued expenses                        170,298        62,971            415          (4,621)       229,063
                                            -----------   -----------   ------------   -------------  --------------
Total current liabilities                       467,257        97,209          6,629          (2,373)       568,722
Long-term debt                                                 18,204                                        18,204
Other long-term liabilities                     136,557        30,178                                       166,735
                                            -----------   -----------   ------------   -------------  --------------
Total Liabilities                               603,814       145,591          6,629          (2,373)       753,661
                                            -----------   -----------   ------------   -------------  --------------

Total Stockholders' Equity                    1,167,025     1,112,033         13,201         (11,465)     2,280,794
                                            -----------   -----------   ------------   -------------  --------------
Total Liabilities And Stockholders' Equity  $ 1,770,839   $ 1,257,624    $    19,830    $    (13,838)  $  3,034,455
                                            ===========   ===========   ============   =============  ==============

                            APPLERA CORPORATION
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               continued

Consolidating Statement of Cash Flows For the Nine Months Ended March 31, 2002

                                              Applied       Celera
                                             Biosystems    Genomics        Celera
(Dollar amounts in thousands)                  Group         Group       Diagnostics    Eliminations   Consolidated
                                            -----------   -----------   ------------   -------------  --------------
Operating Activities From Continuing
  Operations
Net income (loss)                           $  130,341    $(182,998)     $ (30,217)     $    35,569    $   (47,305)
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
    Depreciation and amortization               58,357       26,791          2,198           (2,924)        84,422
    Asset impairments                                        15,563                                         15,563
    Provisions for excess lease space and
    severance costs                                          10,311                                         10,311
    Long-term compensation programs              4,210        1,312                                          5,522
    (Gain) loss on sale of assets                  350         (401)                                           (51)
    Loss from joint venture and equity
    method investees                                         34,244                         (30,217)         4,027
    Deferred income taxes                      (11,249)     (15,381)                         (2,419)       (29,049)
    Nonreimbursable utilization of
    intergroup tax benefits                     15,663      (15,663)
    Acquired research and development            2,200       98,981                                        101,181
Changes in operating assets and liabilities:
  Accounts receivable                           19,500          666           (100)          (3,483)        16,583
  Inventories                                    4,037          821          1,391               (9)         6,240
  Prepaid expenses and other assets            (46,017)        (223)         3,263)              80        (49,423)
  Accounts payable and other liabilities         7,564      (11,733)         5,140            3,403          4,374
                                            -----------   -----------   ------------   -------------  --------------
Net Cash Provided (Used) By Operating
  Activities                                   184,956      (37,710)       (24,851)                        122,395
                                            -----------   -----------   ------------   -------------  --------------
Investing Activities From Continuing
  Operations
    Additions to property, plant and
    equipment, net                             (57,169)     (14,944)        (5,892)                        (78,005)
    Purchases of short-term investments, net                (15,215)                                       (15,215)
    Acquisitions and investments, net          (37,993)     (34,064)                         30,743        (41,314)
    Proceeds from the sale of assets, net        5,228                                                       5,228
                                            -----------   -----------   ------------   -------------  --------------
Net Cash Used By Investing Activities          (89,934)     (64,223)        (5,892)          30,743       (129,306)
                                            -----------   -----------   ------------   -------------  --------------
Net Cash Provided (Used) By Continuing
  Operations Before Financing Activities        95,022     (101,933)       (30,743)          30,743         (6,911)
                                            -----------   -----------   ------------   -------------  --------------
Net Cash Used By Operating Activities
From Discontinued Operations                    (2,230)                                                     (2,230)
                                            -----------   -----------   ------------   -------------  --------------
Financing Activities
Net change in loans payable                     (6,077)      (8,443)                                       (14,520)
Principal payments on long-term debt           (28,973)     (10,000)                                       (38,973)
Dividends                                      (26,984)                                                    (26,984)
Net cash funding from groups                                                30,743          (30,743)
Purchases of common stock for treasury                         (941)                                          (941)
Proceeds from stock issued for stock plans      17,394       19,203                                         36,597
                                            -----------   -----------   ------------   -------------  --------------
Net Cash Provided (Used) By Financing
  Activities                                   (44,640)        (181)        30,743          (30,743)       (44,821)
                                            -----------   -----------   ------------   -------------  --------------
Effect Of Exchange Rate Changes On Cash          7,078                                                       7,078
                                            -----------   -----------   ------------   -------------  --------------
Net Change In Cash And Cash Equivalents         55,230     (102,114)                                       (46,884)
Cash And Cash Equivalents Beginning Of
  Period                                       392,459      216,076                                        608,535
                                            -----------   -----------   ------------   -------------  --------------
Cash And Cash Equivalents End Of Period     $  447,689    $ 113,962      $    -         $      -       $   561,651
                                            ===========   ===========   ============   =============  ==============

                            APPLERA CORPORATION
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               continued

Consolidating Statement of Operations For the Three Months Ended March 31, 2001

                                              Applied       Celera
                                             Biosystems    Genomics
(Dollar amounts in thousands)                  Group         Group       Eliminations   Consolidated
                                            -----------   -----------   -------------  --------------
Net revenues from external customers        $   423,711   $    23,375    $      -       $   447,086
Intergroup revenues                              16,070                     (16,070)
                                            -----------   -------------------------------------------
Net Revenues                                    439,781        23,375       (16,070)        447,086
Cost of sales                                   208,595        11,969        (9,793)        210,771
                                            -----------   -------------------------------------------
Gross Margin                                    231,186        11,406        (6,277)        236,315
Selling, general and administrative              91,909        12,477        14,902         119,288
Corporate allocated expenses                     12,233         2,669       (14,902)
Research, development and engineering            47,467        40,205        (6,886)         80,786
Amortization of goodwill and
  intangible assets                                            10,916                        10,916
                                            -----------   -----------   -------------  --------------
Operating Income (Loss)                          79,577       (54,861)          609          25,325
Interest expense                                   (288)                                       (288)
Interest income                                   4,028        15,258                        19,286
Other income (expense), net                        (933)         (242)                       (1,175)
                                            -----------   -------------------------------------------
Income (Loss) Before Income Taxes                82,384       (39,845)          609          43,148
Provision (benefit) for income taxes             24,715       (10,758)          865          14,822
                                            -----------   -----------   -------------  --------------
Net Income (Loss)                           $    57,669   $   (29,087)   $     (256)    $    28,326
                                            ===========   ===========   =============  ==============

                              APPLERA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Operations For the Nine Months Ended March 31, 2001

                                              Applied         Celera
                                            Biosystems       Genomics
(Dollar amounts in thousands)                 Group           Group        Eliminations      Consolidated
                                          --------------   ------------  -----------------  --------------

Net revenues from external customers        $1,166,517      $  61,248      $         -       $ 1,227,765
Intergroup revenues                             47,857            699            (48,556)
                                          --------------   -----------------------------------------------
Net Revenues                                 1,214,374         61,947            (48,556)      1,227,765
Cost of sales                                  576,063         28,155            (24,454)        579,764
                                          --------------   -----------------------------------------------
Gross Margin                                   638,311         33,792            (24,102)        648,001
Selling, general and administrative            257,736         35,705             38,033         331,474
Corporate allocated expenses                    31,200          6,833            (38,033)
Research, development and engineering          135,592        123,508            (24,713)        234,387
Amortization of goodwill and intangible
  assets                                                       32,965                             32,965
                                          --------------   ------------  -----------------  --------------
Operating Income (Loss)                        213,783       (165,219)               611          49,175
Gain on investments, net                        14,985                                            14,985
Interest expense                                  (849)          (829)                            (1,678)
Interest income                                 12,617         50,568                             63,185
Other income (expense), net                     (4,085)          (246)                            (4,331)
                                          --------------   -----------------------------------------------
Income (Loss) Before Income Taxes              236,451       (115,726)               611         121,336
Provision (benefit) for income taxes            71,684        (31,246)               642          41,080
                                          --------------   ------------  -----------------  --------------
Net Income (Loss)                           $  164,767      $ (84,480)     $         (31)    $    80,256
                                          ==============   ============  =================  ==============

                              APPLERA CORPORATION
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Financial Position At June 30, 2001

                                                  Applied          Celera
                                                Biosystems       Genomics         Celera
(Dollar amounts in thousands)                     Group            Group        Diagnostics      Eliminations     Consolidated
                                              ---------------  -------------  ---------------  ---------------  -----------------
Assets
Current assets
  Cash and cash equivalents                    $   392,459      $   216,076     $        -      $        -        $     608,535
  Short-term investments                                            779,482                                             779,482
  Accounts receivable, net                         382,560           24,019                           (5,776)           400,803
  Inventories, net                                 140,813            6,239            2,774            (168)           149,658
  Prepaid expenses and other current assets         98,124            4,838               44                            103,006
                                              ---------------  -------------  ---------------  ---------------  -----------------
Total current assets                             1,013,956        1,030,654            2,818          (5,944)         2,041,484
Property, plant and equipment, net                 315,356          123,497            2,417          (5,710)           435,560
Other long-term assets                             348,575           65,985            8,929         (12,675)           410,814
                                              ---------------  -------------  ---------------  ---------------  -----------------
Total Assets                                   $ 1,677,887      $ 1,220,136     $     14,164    $    (24,329)     $   2,887,858
                                              ===============  =============  ===============  ===============  =================

Liabilities and Stockholders' Equity
Current liabilities
  Loans payable                                $    14,678      $       -       $        -      $        -        $      14,678
  Current portion of long-term debt                 30,480                                                               30,480
  Accounts payable                                 162,104           21,024              912          (5,776)           178,264
  Accrued salaries and wages                        49,553           15,088              213                             64,854
  Accrued taxes on income                           82,717                                               299             83,016
  Other accrued expenses                           168,552           49,468              364          (2,561)           215,823
                                              ---------------  -------------  ---------------  ---------------  -----------------
Total current liabilities                          508,084           85,580            1,489          (8,038)           587,115
Other long-term liabilities                        128,592           23,840                                             152,432
                                              ---------------  -------------  ---------------  ---------------  -----------------
Total Liabilities                                  636,676          109,420            1,489          (8,038)           739,547
                                              ---------------  -------------  ---------------  ---------------  -----------------

Total Stockholders' Equity                       1,041,211        1,110,716           12,675         (16,291)         2,148,311
                                              ---------------  -------------  ---------------  ---------------  -----------------
Total Liabilities and Stockholders' Equity     $ 1,677,887      $ 1,220,136     $     14,164    $    (24,329)     $   2,887,858
                                              ===============  =============  ===============  ===============  =================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Cash Flows For the Nine Months Ended March 31, 2001

                                                                  Applied       Celera
                                                                Biosystems     Genomics
(Dollar amounts in thousands)                                      Group         Group         Eliminations      Consolidated
                                                             --------------  -------------  ----------------   ----------------
Operating Activities From Continuing Operations
Net income (loss)                                              $   164,767     $ (84,480)      $       (31)      $     80,256
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                   48,337        48,387            (2,729)            93,995
    Long-term compensation programs                                  4,598           951                                5,549
    Gain from sales of assets                                      (14,985)                                           (14,985)
    Deferred income taxes                                           (1,308)       (1,913)                              (3,221)
    Nonreimbursable utilization of intergroup tax benefits          23,270       (23,270)
Changes in operating assets and liabilities:
  Tax benefit receivable from the Applied Biosystem Group                         16,702           (16,702)
  Accounts receivable                                              (73,160)       (7,339)            7,065            (73,434)
  Inventories                                                      (19,900)       (1,363)              571            (20,692)
  Prepaid expenses and other assets                                (30,274)       (3,542)                             (33,816)
  Accounts payable and other liabilities                           (51,604)       32,617            10,279             (8,708)
                                                             --------------  -------------  ----------------   ----------------
Net Cash Provided (Used) By Operating Activities                    49,741       (23,250)           (1,547)            24,944
                                                             --------------  -------------  ----------------   ----------------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                   (120,062)      (21,406)            1,547           (139,921)
Purchases of short-term investments, net                                          (7,249)                              (7,249)
Acquisitions and investments, net                                   (4,831)       (4,081)                              (8,912)
Proceeds from the sale of assets, net                               15,498                                             15,498
                                                             --------------  -------------  ----------------   ----------------
Net Cash Used By Investing Activities                             (109,395)      (32,736)            1,547           (140,584)
                                                             --------------  -------------  ----------------   ----------------
Net Cash Used By Continuing Operations Before
  Financing Activities                                             (59,654)      (55,986)                            (115,640)
                                                             --------------  -------------  ----------------   ----------------
Net Cash Used By Operating Activities
  From Discontinued Operations                                      (2,279)                                            (2,279)
                                                             --------------  -------------  ----------------   ----------------
Financing Activities
Net change in loans payable                                          7,830                                              7,830
Principal payments on long-term debt                                             (46,000)                             (46,000)
Dividends                                                          (26,702)                                           (26,702)
Proceeds from stock issued for stock plans                          32,035        18,214                               50,249
                                                             --------------  -------------  ----------------   ----------------
Net Cash Provided (Used) By Financing Activities                    13,163       (27,786)                             (14,623)
                                                             --------------  -------------  ----------------   ----------------
Effect Of Exchange Rate Changes On Cash                             (6,043)                                            (6,043)
                                                             --------------  -------------  ----------------   ----------------
Net Change In Cash And Cash Equivalents                            (54,813)      (83,772)                            (138,585)
Cash And Cash Equivalents Beginning Of Period                      394,608       569,894                              964,502
                                                             --------------  -------------  ----------------   ----------------
Cash And Cash Equivalents End Of Period                        $   339,795     $ 486,122       $         -       $    825,917
                                                             ==============  =============  ================   ================

                            APPLIED BIOSYSTEMS GROUP
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (unaudited)
                         (Dollar amounts in thousands)

                                               Three Months Ended                 Nine Months Ended
                                                   March 31,                           March 31,
                                               2001            2002              2001              2002
                                         --------------   -------------   ----------------   ----------------
Net Revenues                              $   439,781      $  409,016      $   1,214,374      $   1,186,757
Cost of sales                                 208,595         192,564            576,063            568,729
                                         --------------   -------------   ----------------   ----------------
Gross Margin                                  231,186         216,452            638,311            618,028
Selling, general and administrative           104,142          92,971            288,936            278,360
Research, development and engineering          47,467          56,666            135,592            161,649
Acquired research and development                                                                     2,200
                                         --------------   -------------   ----------------   ----------------
Operating Income                               79,577          66,815            213,783            175,819
Gain (loss) on investments, net                                  (350)            14,985               (350)
Interest expense                                 (288)           (291)              (849)              (781)
Interest income                                 4,028           2,992             12,617              9,764
Other income (expense), net                      (933)              5             (4,085)                26
                                         --------------   -------------   ----------------   ----------------
Income Before Income Taxes                     82,384          69,171            236,451            184,478
Provision for income taxes                     24,715          20,060             71,684             54,137
                                         --------------   -------------   ----------------   ----------------
Net Income                                $    57,669      $   49,111      $     164,767      $     130,341
                                         ==============   =============   ================   ================

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
                CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                         (Dollar amounts in thousands)

                                                 At June 30,            At March 31,
                                                    2001                   2002
                                              -----------------     --------------------
                                                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents                     $      392,459        $        447,689
  Accounts receivable, net                             382,560                 359,987
  Inventories, net                                     140,813                 135,784
  Prepaid expenses and other current assets             98,124                 108,501
                                              -----------------     --------------------
Total current assets                                 1,013,956               1,051,961
Property, plant and equipment, net                     315,356                 336,356
Other long-term assets                                 348,575                 382,522
                                              -----------------     --------------------
Total Assets                                    $    1,677,887        $      1,770,839
                                              =================     ====================
Liabilities And Allocated Net Worth
Current liabilities
  Loans payable                                 $       14,678        $          9,062
  Current portion of long-term debt                     30,480
  Accounts payable                                     162,104                 131,701
  Accrued salaries and wages                            49,553                  64,583
  Accrued taxes on income                               82,717                  91,613
  Other accrued expenses                               168,552                 170,298
                                              -----------------     --------------------
Total current liabilities                              508,084                 467,257
Other long-term liabilities                            128,592                 136,557
                                              -----------------     --------------------
Total Liabilities                                      636,676                 603,814

Allocated Net Worth                                  1,041,211               1,167,025
                                              -----------------     --------------------
Total Liabilities And Allocated Net Worth       $    1,677,887        $      1,770,839
                                              =================     ====================

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                            APPLIED BIOSYSTEMS GROUP
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                        (Dollar amounts in thousands)

                                                                                  Nine months ended
                                                                                       March 31,
                                                                                2001           2002
                                                                           --------------  --------------

Operating Activities From Continuing Operations
Net income                                                                  $   164,767     $   130,341
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                48,337          58,357
    Long-term compensation programs                                               4,598           4,210
    (Gain) loss on assets                                                       (14,985)            350
    Acquired research and development                                                             2,200
    Nonreimbursable utilization of tax benefits generated
     by the Celera Genomics group                                                23,270          15,663
    Deferred income taxes                                                        (1,308)        (11,249)
Changes in operating assets and liabilities:
    Accounts receivable                                                         (73,160)         19,500
    Inventories                                                                 (19,900)          4,037
    Prepaid expenses and other assets                                           (30,274)        (46,017)
    Accounts payable and other liabilities                                      (51,604)          7,564
                                                                           --------------  --------------
Net Cash Provided By Operating Activities                                        49,741         184,956
                                                                           --------------  --------------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                                (120,062)        (57,169)
Investments                                                                      (4,831)        (37,993)
Proceeds from the sale of assets, net                                            15,498           5,228
                                                                           --------------  --------------
Net Cash Used By Investing Activities                                          (109,395)        (89,934)
                                                                           --------------  --------------
Net Cash From Continuing Operations
  Before Financing Activities                                                   (59,654)         95,022
                                                                           --------------  --------------
Net Cash Used By Operating Activities
  From Discontinued Operations                                                   (2,279)         (2,230)
                                                                           --------------  --------------
Financing Activities
Net change in loans payable                                                       7,830          (6,077)
Principal payments on long-term debt                                                            (28,973)
Dividends                                                                       (26,702)        (26,984)
Proceeds from stock issued for stock plans                                       32,035          17,394
                                                                           --------------  --------------
Net Cash Provided (Used) By Financing Activities                                 13,163         (44,640)
                                                                           --------------  --------------
Effect Of Exchange Rate Changes On Cash                                          (6,043)          7,078
                                                                           --------------  --------------
Net Change In Cash And Cash Equivalents                                         (54,813)         55,230
Cash And Cash Equivalents Beginning Of Period                                   394,608         392,459
                                                                           --------------  --------------
Cash And Cash Equivalents End Of Period                                     $   339,795     $   447,689
                                                                           ==============  ==============

See accompanying notes to the Applied Biosystems group unaudited condensed combined financial statements.

                           APPLIED BIOSYSTEMS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Applera Corporation (the "Company") 2001 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for goodwill and other intangible assets. Effective July 1, 2001, the Applied Biosystems group adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and as a result, the Applied Biosystems group no longer amortizes goodwill. Amortization of goodwill in prior year periods was immaterial.

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

NOTE 2 - ACQUISITIONS AND OTHER

Boston Probes, Inc.
During the second quarter of fiscal 2002, the Company acquired the remaining shares of Boston Probes, Inc. ("Boston Probes") not previously owned, or approximately 87% of the outstanding shares, and certain intellectual property rights related to peptide nucleic acids, for approximately $37 million in cash. As a result of owning 100% of Boston Probes, the Applied Biosystems group recorded goodwill of $22.7 million, other intangible assets of $21.8 million, and a charge to write-off the value of acquired in-process research and development ("IPR&D") of $2.2 million. Other intangible assets are being amortized over their expected period of benefit, which is 7 years. The acquisition was accounted for using the purchase method of accounting. Boston Probes develops and commercializes products employing peptide nucleic acid ("PNA") probe technology and has developed novel chemistry platforms based on its PNA technology. The Applied Biosystems group expects that this technology will be a key component of its Sequence Detection Systems ("SDS"), a proprietary technology platform for real-time analysis of genetic information.

Transfer of Business Unit from the Celera Genomics Group
Effective July 1, 2001, the Company transferred the assets, liabilities and personnel of a business unit from the Celera Genomics group to the Applied Biosystems group. The Company's Board of Directors determined that the assets of the business to be transferred and the liabilities of the business

                           APPLIED BIOSYSTEMS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

to be assumed by the Applied Biosystems group constituted fair value for the transfer. The net assets were transferred at recorded book value as an increase to the Applied Biosystems group's allocated net worth. The Applied Biosystems group plans to utilize the resources of this business unit for initiatives that will include validation of single nucleotide polymorphisms.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss included in allocated net worth in the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive income (loss) for the three and nine months ended March 31, 2001 and 2002 is presented in the following table:

                                                              Three months ended                  Nine months ended
                                                                   March 31,                          March 31,
(Dollar amounts in millions)                                2001             2002              2001             2002
                                                        -------------   -------------     -------------     -------------
Net income                                               $    57.7       $     49.1        $     164.8       $      130.3
Other comprehensive loss:
  Foreign currency translation adjustments                   (21.3)            (4.7)             (26.1)               1.3
  Unrealized net gains on hedge contract,
     net of tax                                                8.2              2.6               17.0                4.7
  Reclassification adjustments for net gains on
    hedge contracts included in net income,
     net of tax                                               (3.8)            (4.9)              (7.0)             (10.3)
  Unrealized loss on investments,
     net of tax                                              (48.2)            (9.3)            (131.3)             (22.9)
  Reclassification adjustments for gains on
    investments included in net income,
     net of tax                                                                                   (9.7)
                                                        -------------   -------------     -------------     -------------
Other comprehensive loss                                     (65.1)           (16.3)            (157.1)             (27.2)
                                                        -------------   -------------     -------------     -------------
Comprehensive income (loss)                              $    (7.4)      $     32.8        $       7.7       $      103.1
                                                        =============   =============     =============     =============

                           APPLIED BIOSYSTEMS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued
NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                                      June 30,     March 31,
(Dollar amounts in millions)                            2001         2002
                                                   -------------  -----------
Raw materials and supplies                          $      51.8    $    61.6
Work-in-process                                            12.2         12.6
Finished products                                          76.8         61.6
                                                   -------------  -----------
Total inventories                                   $     140.8    $   135.8
                                                   =============  ===========

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                                 Nine months ended
                                                                     March 31,
(Dollar amounts in millions)                                2001                 2002
                                                        --------------    -----------------
Nonreimbursable utilization of tax benefits
  generated by the Celera Genomics group                 $    23.3           $     15.7
Tax benefit related to employee stock options            $    40.9           $      4.1
Dividends declared not paid                              $    17.9           $      9.0
Transfer of business unit from the Celera
  Genomics group (Note 2)                                                    $      8.1

NOTE 6 - FINANCIAL INSTRUMENTS

Cash Flow Hedges
The Applied Biosystems group's international sales are typically denominated in the customers' local (non-U.S. dollar) currencies. The Applied Biosystems group uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Applied Biosystems group utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income in the Condensed Combined Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in other comprehensive income (loss), is reclassified

                           APPLIED BIOSYSTEMS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

to net revenues in the Condensed Combined Statements of Operations. During the three and nine month periods ended March 31, 2002, the Applied Biosystems group recognized net gains of $7.3 million and $15.1 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At March 31, 2002, $8.8 million of derivative gains ($5.6 million net of deferred taxes) recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months.

The interest rate swap maintained by the Company in conjunction with a Japanese yen debt obligation expired coincident with the maturity in March 2002 of the yen 3.8 billion, or $29.0 million, debt obligation.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups and Celera Diagnostics. For the three and nine month periods ended March 31, 2001, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $16.1 million and $47.9 million, respectively. For the three and nine month periods ended March 31, 2002, net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group totaled $4.6 million and $19.5 million, respectively.

For the three and nine month periods ended March 31, 2002, the Applied Biosystems group purchased $2.5 million and $6.0 million, respectively, of diagnostics products from Celera Diagnostics under a distribution arrangement. For the three and nine month periods ended March 31, 2002, the Applied Biosystems group recorded revenues from leased instruments and shipments of consumables to Celera Diagnostics of $0.6 million and $1.0 million, respectively.

Online/Information Business Marketing and Distribution Agreement. Effective April 1, 2002, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System ("CDS") operated by the Celera Genomics group. As a result of this arrangement, the Applied Biosystems group will integrate CDS and other genomic and biological information into a new Knowledge Business. In exchange for marketing and distribution rights to CDS and other genomic and biological information and access to CDS and related content, the Applied Biosystems group will provide the Celera Genomics group with royalty payments on revenues generated by sales of certain products of the Knowledge Business from July 1, 2002 through the end of fiscal 2012. The royalty rate is progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate becomes a fixed percentage of sales starting in fiscal 2009, and the rate declines each succeeding fiscal year through fiscal 2012. Assays on DemandTM, Assays by DesignTM, reagents for arrays, and new database subscriptions sold by the Knowledge Business are the products subject to royalties.

                           APPLIED BIOSYSTEMS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

The Celera Genomics group will continue to be responsible for the performance of its obligations under all contracts relating to its information products and services either existing on the effective date of the marketing and distribution agreement or which are entered into during a transition period ending June 30, 2002 (including renewals, if any, of these contracts) and will receive all revenues and other benefits under, and be responsible for all costs and expenses associated with, such contracts. The Applied Biosystems group will reimburse the Celera Genomics group if earnings before interest, taxes, depreciation, and amortization from these contracts over the next four fiscal years are below $62.5 million and the shortfall is due to business initiatives of the Applied Biosystems group and the Celera Genomics group otherwise continues to perform under its existing contracts.

NOTE 8 - CONTINGENCIES

Amersham
On February 26, 2002, the Company and Amersham plc announced that they reached a courtmediated settlement which ended the previously disclosed patent litigation between the Company and Amersham plc and its affiliates, including Amersham Pharmacia Biotech, Inc. and Molecular Dynamics, Inc. The settlement, reached under the auspices of United States Magistrate Judge Edward A. Infante, Northern District of California, includes a cross-licensing agreement covering all patents involved in the litigation, and a co-development arrangement for the joint development, supply and commercialization of certain new DNA analysis technologies. Both companies' current product offerings will continue to be available.

Other
The Company has been named as a defendant in several other legal actions, including patent, commercial, and environmental, arising from the conduct of normal business activities. Although the amount of any liability that might arise with respect to any of these matters cannot be accurately predicted, the resulting liability, if any, will not in the opinion of management have a material adverse effect on the combined financial statements of the Applied Biosystems group or the consolidated financial statements of the Company.

The holders of Applera Corporation - Applied Biosystems Group Common Stock are stockholders of the Company and are subject to all risks associated with an investment in the Company, including any legal proceedings and claims affecting the Celera Genomics group.

                              CELERA GENOMICS GROUP
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)
                          (Dollar amounts in thousands)

                                                        Three Months Ended                  Nine Months Ended
                                                             March 31,                          March 31,
                                                     2001              2002             2001               2002
                                                  -----------      ------------      -----------       -----------
Net Revenues                                       $  23,375        $   30,487        $  61,947         $   92,815

Costs and Expenses
Cost of sales                                         11,969            15,402           28,155             45,309
Research and development                              40,205            37,629          123,508             95,982
Selling, general and administrative                   15,146            13,636           42,538             40,197
Amortization of goodwill and
  intangible assets                                   10,916             2,636           32,965              4,742
Other special charges                                                   22,959                              22,959
Acquired research and development                                                                           98,981
                                                  -----------      ------------      -----------       -----------
Operating Loss                                       (54,861)          (61,775)        (165,219)          (215,355)
Interest expense                                                          (209)            (829)              (347)
Interest income                                       15,258             6,805           50,568             26,359
Other income (expense), net                             (242)           (3,521)            (246)            (5,270)
Loss from joint venture                                                (12,353)                            (30,217)
                                                  -----------      ------------      -----------       -----------
Loss Before Income Taxes                             (39,845)          (71,053)        (115,726)          (224,830)
Benefit for income taxes                             (10,758)          (21,557)         (31,246)           (41,832)
                                                  -----------      ------------      -----------       -----------
Net Loss                                           $ (29,087)       $  (49,496)       $ (84,480)        $ (182,998)
                                                  ===========      ============      ===========       ============

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                              CELERA GENOMICS GROUP
               CONDENSED COMBINED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)

                                                           At June 30,             At March 31,
                                                              2001                     2002
                                                         ---------------         ---------------
                                                                                   (unaudited)
Assets
Current assets
  Cash and cash equivalents                               $     216,076           $     113,962
  Short-term investments                                        779,482                 794,640
  Accounts receivable, net                                       24,019                  23,545
  Inventories, net                                                6,239                   2,503
  Prepaid expenses and other current assets                       4,838                   7,592
                                                         ---------------         ---------------
Total current assets                                          1,030,654                 942,242
Property, plant and equipment, net                              123,497                 131,097
Other long-term assets                                           65,985                 184,285
                                                         ---------------         ---------------
Total Assets                                              $   1,220,136           $   1,257,624
                                                         ===============         ===============

Liabilities And Allocated Net Worth
Current liabilities
  Accounts payable                                        $      21,024           $      17,753
  Accrued salaries and wages                                     15,088                  16,485
  Deferred revenues                                              37,486                  41,309
  Other accrued expenses                                         11,982                  21,662
                                                         ---------------         ---------------
Total current liabilities                                        85,580                  97,209
Long-term debt                                                                           18,204
Other long-term liabilities                                      23,840                  30,178
                                                         ---------------         ---------------
Total Liabilities                                               109,420                 145,591

Allocated Net Worth                                           1,110,716               1,112,033
                                                         ---------------         ---------------
Total Liabilities And Allocated Net Worth                 $   1,220,136           $   1,257,624
                                                         ===============         ===============

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                        CELERA GENOMICS GROUP
             CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (unaudited)
                    (Dollar amounts in thousands)

                                                                                Nine months ended
                                                                                    March 31,
                                                                             2001               2002
                                                                       --------------     --------------
Operating Activities
Net loss                                                                $   (84,480)       $   (182,998)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                            48,387              26,791
    Asset impairments                                                                            15,563
    Provisions for excess lease space and severance costs                                        10,311
    Long-term compensation programs                                             951               1,312
    Gain on sale of assets                                                                         (401)
    Loss from equity method investees                                                             4,027
    Deferred income taxes                                                    (1,913)            (15,381)
    Loss from joint venture                                                                      30,217
    Nonreimbursable utilization of tax benefits by the
     Applied Biosystems group                                               (23,270)            (15,663)
    Acquired research and development                                                            98,981
Changes in operating assets and liabilities:
  Tax benefit receivable from the Applied Biosystems group                   16,702
  Accounts receivable                                                        (7,339)                666
  Inventories                                                                (1,363)                821
  Prepaid expenses and other assets                                          (3,542)               (223)
  Accounts payable and other liabilities                                     32,617             (11,733)
                                                                       --------------     --------------
Net Cash Used By Operating Activities                                       (23,250)            (37,710)
                                                                       --------------     --------------
Investing Activities
Additions to property, plant and equipment, net                             (21,406)            (14,944)
Purchases of short-term investments, net                                     (7,249)            (15,215)
Investments                                                                  (4,081)            (34,064)
                                                                       --------------     --------------
Net Cash Used By Investing Activities                                       (32,736)            (64,223)
                                                                       --------------     --------------
Financing Activities
Net change in loans payable                                                                      (8,443)
Principal payments on long-term debt                                        (46,000)            (10,000)
Purchases of common stock for treasury                                                             (941)
Proceeds from stock issued for stock plans                                   18,214              19,203
                                                                       --------------     --------------
Net Cash Used By Financing Activities                                       (27,786)               (181)
                                                                       --------------     --------------
Net Change In Cash And Cash Equivalents                                     (83,772)           (102,114)
Cash And Cash Equivalents Beginning Of Period                               569,894             216,076
                                                                       --------------     --------------
Cash And Cash Equivalents End Of Period                                 $   486,122        $    113,962
                                                                       ==============     ==============

See accompanying notes to the Celera Genomics group unaudited condensed combined financial statements.

                             CELERA GENOMICS GROUP
         NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED COMBINED FINANCIAL STATEMENTS

The interim condensed combined financial statements should be read in conjunction with the financial statements presented in the Applera Corporation (the "Company") 2001 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed, except for the accounting for goodwill and other intangible assets discussed in Note 2.

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

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2001, the Celera Genomics group adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, the Celera Genomics group has reclassified certain other intangible assets associated with its workforce to goodwill and no longer amortizes goodwill. Had the provisions of SFAS No. 142 been applied to the fiscal 2001 financial results, the Celera Genomics group's net loss would have been $19.1 million and $54.3 million for the three and nine months ended March 31, 2001, respectively, on a pro forma basis.

NOTE 3 - OTHER SPECIAL CHARGES

During the third quarter of fiscal 2002, the Celera Genomics group recorded a non-recurring charge of $25.9 million related to its Paracel business. This charge was comprised of $12.7 million for asset impairments, provisions of $10.1 million for the estimated cost of excess lease space and $0.2 million for severance, all included in other special charges. This charge also included
$2.9 million for the impairment of Paracel inventory included in cost of sales. During the fourth quarter of fiscal 2001, the Celera Genomics group had recorded a charge of $69.1 million for the impairment of goodwill and other intangible assets associated with the Paracel business. The charge during fiscal 2001 resulted from Paracel's substantially lower than originally anticipated performance and management's future outlook of the business. The charges recorded during the third quarter of fiscal 2002 resulted from Paracel's unfavorable performance against the lower profitability outlook for the business established during the fourth quarter of fiscal 2001 at the time of the initial charge.

                             CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

The asset impairment charges recorded during the third quarter of fiscal 2002 were for the write-off of the remaining goodwill of $12.1 million, other intangible assets of $0.5 million, and leasehold improvements of $0.1 million. These charges were determined by management through a revised assessment of future cash flows and, as a result, reduced the carrying value of Paracel's net assets to their estimated fair value. Excess lease costs reflect the estimated loss associated with the remaining contractual obligations under a non-cancelable lease arrangement and certain costs associated with the expected sublease of the portion of the facility not occupied by the Paracel business, net of estimated sublease income, for the remaining lease term. Severance and related benefits were granted to 19 employees terminated in the third quarter of fiscal 2002 and are expected to be paid by the end of the first quarter of fiscal 2003.

The following table details the major components of the other special charges:

                                              Asset
(Dollar amounts in millions)             Impairment             Lease      Personnel          Total
                                      --------------    --------------   ------------    -----------
Total charges                                 $12.7             $10.1           $0.2          $23.0
Non-cash charges                               12.7                                            12.7
                                      --------------    --------------   ------------    -----------
Accrual balance at March 31, 2002             $   -             $10.1           $0.2          $10.3
                                      ==============    ==============   ============    ===========

NOTE 4 - ACQUISITIONS AND OTHER

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

The Company issued 5.5 million shares of Applera Corporation - Celera Genomics Group Common Stock ("Applera - Celera stock") in exchange for all of the outstanding shares of Axys common stock. The acquisition was accounted for using the purchase method of accounting. The total purchase price for the acquisition was $188.4 million, which consisted of Applera - Celera stock valued at $170.3 million, stock options valued at $8.8 million, warrants valued at $2.8 million and estimated transaction costs of $6.5 million. The purchase price was calculated using a $31.04 price per share of Applera - Celera stock, based upon a measurement date of July 17, 2001. This date, determined in accordance with Emerging Issues Task Force Abstracts Issue 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," represented the first date on which the exchange ratio was fixed under the merger

                             CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

agreement. The fair value of the options and warrants was calculated using the Black-Scholes pricing model.

The purchase price of $188.4 million was allocated to tangible net assets and intangible assets as follows:

                                                           (millions)
                                                          -----------
Current assets                                             $    6.8
Long-term assets                                              118.7
Current liabilities                                           (34.9)
Long-term liabilities                                         (20.7)
                                                          -----------
Tangible net assets acquired, at approximate fair value        69.9
                                                          -----------

Acquired in-process research and development                   99.0
Existing technology                                             7.9
Favorable operating leases                                     11.6
                                                          -----------
Total intangible assets                                       118.5
                                                          -----------
Total purchase price                                       $  188.4
                                                          ===========

The recorded values of the intangible assets are being amortized over their expected period of benefit, which on a weighted average basis is 2.8 years. Included in the long-term assets is a $61.3 million deferred tax asset, recorded in purchase accounting, for net operating loss carryforwards and other temporary differences of Axys expected to be utilized by the Company. Current liabilities included $4.2 million of contractual severance and involuntary termination costs. As of March 31, 2002, the Celera Genomics group had paid $3.4 million of these severance costs.

In connection with the acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes. These notes mature on October 1, 2004. Interest is payable quarterly and the principal is payable at maturity as a lump sum. These notes are convertible at any time into 499,009 shares of Applera - Celera stock at a conversion price of $52.10 per share. Holders of notes having an aggregate principal amount of $10 million exercised their right following the acquisition to require the Company to repurchase such notes, which the Company did in January 2002. These notes are secured by 6.7 million shares, or approximately 90%, of the Company's holding of Discovery Partners International, Inc. ("DPI") common stock. As a result of the acquisition, the Company received an approximate 30% interest in DPI, as of the acquisition date. The investment is accounted for under the equity method of accounting. Additionally, the Company assumed an existing Axys construction loan of $8.4 million related to its medicinal chemistry building located in South San Francisco, California. The Celera Genomics group repaid this loan during the second quarter of fiscal 2002 following the acquisition.

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

In connection with the acquisition of Axys, the Celera Genomics group allocated approximately $99.0 million of the purchase price to acquired in-process research and development ("IPR&D"). As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses. The amounts attributed to acquired IPR&D were based on an independent appraisal and were developed using an income approach. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis. This valuation incorporated a percentage of completion analysis using revenues allocated to in-process technologies. The risk-adjusted discount rate used to value the projects at acquisition ranged from 38% to 43%. The discount rates applied in the discounted cash flow model were risk adjusted, since the assumed periods of milestone receipts and assumed timing of product launch may vary significantly from the assumptions. The valuation assumptions were made solely for the purpose of calculating projected cash flows and valuing the intangible assets acquired at the date of acquisition.

Below is a brief description of the IPR&D projects.

                                                                        Valuation Assumptions at
                                                                            Acquisition Date
                                                                  ----------------------------------------------------------
                                                   Development                                                Value at
                                                    Status at      Project's Stage     Assumed Period       Acquisition
                                                   Acquisition     of Completion at     of Milestone            Date
                    Project                           Date         Acquisition Date       Receipts         (in millions)
----------------------------------------------------------------------------------------------------------------------------
Cathepsin S:                                      Pre-clinical           90%          Years 1 - 7 from         $37.7
Collaboration with Aventis Pharmaceuticals           studies                               date of
Products, Inc.  with the objective of                                                    acquisition
discovery and development of small molecule
drugs that inhibit Cathepsin S, a human
cysteine protease associated with certain
inflammatory and autoimmune diseases, such as
asthma and athersclerosis

Cathepsin K:                                       Pre-clinical          91%          Years 2 - 6 from          26.6
Collaboration with Merck & Co., Inc. to              studies                               date of
develop small molecule inhibitors of Cathepsin                                           acquisition
K for the treatment of osteoporosis

Tryptase:                                          Pre-clinical          89%          Years 3 - 8 from          14.9
Collaboration with Bayer A.G. to identify oral       studies                               date of
tryptase inhibitors for the treatment of asthma                                          acquisition

Cathepsin F:                                       Pre-clinical          28%          Years 2 - 8 from          8.9
Development of compounds for inflammatory            studies                               date of
diseases such as asthma and rheumatoid                                                   acquisition
arthritis

Urokinase:                                        Pre-clinical           50%          Years 2 - 8 from          4.7
Oncology program focused on development of           studies                               date of
inhibitors of the protease urokinase to                                                  acquisition
interfere with angiogenesis and metastasis
processes

                              CELERA GENOMICS GROUP
           NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                    continued

                                                                        Valuation Assumptions at
                                                                            Acquisition Date
                                                                  ----------------------------------------------------------
                                                   Development                                                Value at
                                                    Status at      Project's Stage     Assumed Period       Acquisition
                                                   Acquisition     of Completion at     of Milestone            Date
                    Project                           Date         Acquisition Date       Receipts         (in millions)
----------------------------------------------------------------------------------------------------------------------------
Serm-beta:                                        Pre-clinical           71%          Years 3 - 7 from            4.3
Oncology program utilizing licenses granted by       studies                               date of
Celgene Corp. for exclusive rights to                                                    acquisition
selective estrogen receptor-beta modulators

Factors VIIa & Xa:                                Pre-clinical           54%            Years 2 - 10              1.9
Development of oral and parenteral                   studies                            from date of
therapeutics for blood clotting disorders,                                               acquisition
such as deep vein thrombosis, stroke, and
myocardial infarction or heart attack
                                                                                                         -------------------
                                                                                                                $99.0
                                                                                                         ===================

For valuation purposes, the Celera Genomics group assumed that all projects would be partnered and the initial material net cash inflows would result from milestone payments. The Celera Genomics group also assumed there would be cash inflows resulting from royalties after product launch. Product launches were assumed to occur in five to nine years after the date of acquisition.

The Celera Genomics group has initiated a review of its unpartnered pre-clinical programs that may lead to revised prioritization, resourcing and strategy to move toward clinical trials and commercialization. As a consequence, actual results may vary from the valuation assumptions outlined above.

The net assets and results of operations of Axys have been included in the Celera Genomics group's combined financial statements since the date of the acquisition. The following selected unaudited pro forma information for the Celera Genomics group has been prepared assuming the acquisition had occurred at the beginning of fiscal 2001 and gives effect to purchase accounting adjustments:

                               Three months ended            Nine months ended
                                   March 31,                     March 31,
(Dollar amounts in millions)          2001       2002          2001            2002
                                  -----------  ----------   ------------    ----------
Net revenues                      $     26.4   $    30.5    $      69.1     $     95.4
Net loss                          $    (43.1)  $   (49.5)   $    (119.9)    $   (111.4)

Upon consummation of the acquisition, the Celera Genomics group recorded a $99.0 million non cash charge for the value of acquired IPR&D, which has been excluded from the pro forma results above. Had the acquired IPR&D charge been excluded from the reported amounts for the nine

                             CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

months ended March 31, 2002, the Celera Genomics group would have reported a net loss of $84.0 million.

Included in the results for the nine months ended March 31, 2002, is a non-cash pretax charge of $10.8 million recorded by Axys, prior to the acquisition date, for the impairment of an investment accounted for under the cost method.

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

NOTE 5 - COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) included in allocated net worth in the Condensed Combined Statements of Financial Position consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three and nine months ended March 31, 2001 and 2002 is presented in the following table:

                                               Three months ended     Nine months ended
                                                    March 31,              March 31,
(Dollar amounts in millions)                      2001      2002        2001      2002
                                               ---------  --------    --------  --------
Net loss                                       $  (29.1)  $ (49.5)    $  (84.5) $ (183.0)
Other comprehensive income (loss):
Foreign currency translation adjustments           (0.2)      0.1         (0.2)     (0.1)
Unrealized gain (loss) on investments,
   net of tax                                      (0.1)     (2.7)         0.4      (0.8)
                                               ---------  --------    --------  ---------
Other comprehensive income (loss)                  (0.3)     (2.6)         0.2      (0.9)
                                               ---------  --------    --------  ---------
Comprehensive loss                             $  (29.4)  $ (52.1)    $ (84.3)  $ (183.9)
                                               =========  ========    ========  =========

                             CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                  June 30,      March 31,


(Dollar amounts in millions)                      2001            2002
                                            ---------------  ---------------
Raw materials and supplies                        $  4.9          $   1.1

Work-in-process                                      0.6              1.0
Finished products                                    0.7              0.4
                                            ---------------  ---------------
Total inventories                                 $  6.2          $   2.5
                                            ===============  ===============

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                       Nine months ended
                                                            March 31,
(Dollar amounts in millions)                          2001            2002
                                                   -------------  -------------
Nonreimbursable utilization of tax benefits by
    the Applied Biosystems group                       $ (23.3)         $ 15.7
Tax benefit related to employee stock options          $  12.4          $  7.5
Transfer of business unit to the Applied
    Biosystems group (Note 4)                                           $  8.1
Applera - Celera stock issued in the Axys
    acquisition                                                         $181.9
Debt and capital lease obligation assumed in
    the Axys acquisition                                                $ 39.1

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales of Products and Services Between Groups. For the three and nine months ended March 31, 2001, cost of sales and research and development expenses included $14.5 million and $45.1 million, respectively, for lease payments on instruments, the purchase of consumables and project materials, and services contracted from the Applied Biosystems group. For the three and nine months ended March 31, 2002, cost of sales and research and development expenses included $4.6 million and $19.5 million, respectively, for lease payments on instruments, the purchase of consumables, and services contracted from the Applied Biosystems group.

Online/Information Business Marketing and Distribution Agreement. Effective April 1, 2002, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System ("CDS") operated by the Celera Genomics group. As a result of this arrangement, the Applied Biosystems group will integrate CDS and other genomic and biological information into a new Knowledge Business. In exchange for marketing and distribution rights to CDS and other genomic and biological information and access to CDS and related content, the Applied Biosystems group will provide the Celera Genomics group with royalty payments on revenues generated by sales of certain products of the Knowledge Business from July 1, 2002 through the end of fiscal 2012. The royalty rate is progressive, up to a maximum of 5%, with the level of sales

                             CELERA GENOMICS GROUP
          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                                   continued

through fiscal 2008. The royalty rate becomes a fixed percentage of sales starting in fiscal 2009, and the rate declines each succeeding fiscal year through fiscal 2012. Assays on DemandTM, Assays by DesignTM, reagents for arrays, and new database subscriptions sold by the Knowledge Business are the products subject to royalties.

The Celera Genomics group will continue to be responsible for the performance of its obligations under all contracts relating to its information products and services either existing on the effective date of the marketing and distribution agreement or which are entered into during a transition period ending June 30, 2002 (including renewals, if any, of these contracts) and will receive all revenues and other benefits under, and be responsible for all costs and expenses associated with, such contracts. The Applied Biosystems group will reimburse the Celera Genomics group if earnings before interest, taxes, depreciation, and amortization from these contracts over the next four fiscal years are below $62.5 million and the shortfall is due to business initiatives of the Applied Biosystems group and the Celera Genomics group otherwise continues to perform under its existing contracts.

NOTE 9 - CONTINGENCIES

Amersham
On February 26, 2002, the Company and Amersham plc announced that they reached a court-mediated settlement which ended the previously disclosed patent litigation between the Company and Amersham plc and its affiliates, including Amersham Pharmacia Biotech, Inc. and Molecular Dynamics, Inc. The settlement, reached under the auspices of United States Magistrate Judge Edward A. Infante, Northern District of California, includes a cross-licensing agreement covering all patents involved in the litigation, and a co-development arrangement for the joint development, supply and commercialization of certain new DNA analysis technologies. Both companies' current product offerings will continue to be available.

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

The holders of Applera - Celera stock are stockholders of the Company and are subject to all risks associated with an investment in the Company, including any legal proceedings and claims affecting the Applied Biosystems group.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion of Operations

The purpose of the following management's discussion and analysis is to provide an overview of the business of Applera Corporation ("Applera" or the "Company"), to help facilitate the understanding of significant factors influencing the historical operating results, financial condition and cash flows and also to convey management's expectations of the potential impact of known trends, events or uncertainties that may impact future results. This discussion should be read in conjunction with the consolidated and combined financial statements and related notes included in this report and in the Company's 2001 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Overview
The Company is comprised of two operating groups: the Applied Biosystems group and the Celera Genomics group (collectively referred to as "groups").

The Applied Biosystems group develops and markets instrument-based systems, reagents, software, and contract services to the life science industry and research community. Customers use these tools to analyze nucleic acids ("DNA" and "RNA") and proteins to make scientific discoveries, develop new pharmaceuticals, and conduct standardized testing.

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its genomic and proteomic technology platforms to identify drug targets and diagnostic marker candidates and to discover novel therapeutic candidates. Its Celera Discovery SystemTM ("CDS") online platform, to be marketed exclusively through the new Knowledge Business of the Applied Biosystems group, is an integrated source of information based on the human genome and other biological and medical sources.

Celera Diagnostics was established in 2001 as a joint venture between the Applied Biosystems group and the Celera Genomics group. This venture is focused on the discovery, development and commercialization of novel diagnostics tests.

In 1999, following a recapitalization, the Company created two classes of stock referred to as "tracking" stocks. Tracking stock is a class of stock of a corporation intended to "track" or reflect the performance of a specific business within the corporation.

Applera Corporation - Applied Biosystems Group Common Stock ("Applera - Applied Biosystems stock") is listed on the New York Stock Exchange under the ticker symbol "ABI" and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation - Celera Genomics Group Common Stock ("Applera - Celera stock") is listed on the New York Stock Exchange under the ticker symbol "CRA" and is intended to reflect the relative performance of the Celera Genomics group. There is no single security that represents the performance of Applera Corporation as a whole, nor is there a separate security traded for Celera Diagnostics.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Holders of Applera - Applied Biosystems stock and Applera - Celera stock are stockholders of Applera. The Applied Biosystems group and the Celera Genomics group are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities.

The Applied Biosystems group and the Celera Genomics group do not have separate Boards of Directors. Applera has one Board of Directors, which will make any decision in accordance with its good faith business judgment that the decision is in the best interests of Applera and all of its stockholders as a whole.

This quarterly report on Form 10-Q includes combined financial statements for both the Applied Biosystems group and the Celera Genomics group, in addition to the consolidated financial statements of Applera. The Company's fiscal year ends on June 30. The following discussion is presented in two parts; consolidated operations followed by the groups' operations.

During the current fiscal year, the following noteworthy developments have occurred at the Company:

Applied Biosystems Group
o In November 2001, the Applied Biosystems group completed the acquisition of Boston Probes, Inc. ("Boston Probes"). The Boston Probes acquisition furthers the development of the Applied Biosystems group's platform for analysis of genetic information.
o In March 2002, the Applied Biosystems group and MDS Inc. announced a favorable ruling in a patent infringement lawsuit against Micromass.
o In February 2002, the Applied Biosystems group and Amersham plc announced a court-mediated settlement in patent litigation between the parties.
o Effective April 1, 2002, the Applied Biosystems group and the Celera Genomics group entered into an agreement in which the Applied Biosystems group will become the exclusive distributor of CDS operated by the Celera Genomics group. The Applied Biosystems group plans to integrate CDS and other genomic and biological information into a new Knowledge Business to include genomic assays and related content, as well as other information-rich products, services, and analytical tools to meet the needs of its customers.
o During the third quarter of fiscal 2002, the Applied Biosystems group introduced the commercial version of the 4700 Proteomics Analyzer with TOF/TOFTM Optics for high-throughput proteomics.
o    In April 2002, the Applied Biosystems group introduced the ABI 3730 and
     ABI 3730XL DNA Analyzers, which are expected to allow for cost-effective, large-scale genome sequencing programs.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Genomics Group
o In November 2001, the Celera Genomics group completed the acquisition of Axys Pharmaceuticals, Inc. ("Axys"). The Axys acquisition was intended to accelerate the Celera Genomics group's evolution as a drug discovery and development business.
o In January 2002, J. Craig Venter, Ph.D. stepped down as President of the Celera Genomics group.
o In April 2002, Kathy Ordonez was appointed President of the Celera Genomics group in addition to her role as President of Celera Diagnostics.
o Effective April 1, 2002, the Celera Genomics group and the Applied Biosystems group entered into an agreement in which the Applied Biosystems group will become the exclusive distributor of CDS.
o    The Celera Genomics group sold its plant and animal genotyping businesses.

Critical Accounting Policies
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that, of the significant accounting policies discussed in Note 1 to the consolidated financial statements and Note 1 to the combined financial statements of both the Applied Biosystems group and the Celera Genomics group included in the 2001 Annual Report to Stockholders, the following accounting policies require management's most difficult, subjective or complex judgments:

o    Revenue recognition;
o    Asset impairment;
o Allocation of purchase price to acquired assets and liabilities in business combinations;
o    Restructuring;
o Allocations to the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics; and
o    Related party transactions.

REVENUE RECOGNITION
The Applied Biosystems group records revenue generally at the time of shipment of products or performance of services. Concurrently, it records provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipping due to either the stated shipping terms or the existence of an acceptance clause.

The Celera Genomics group recognizes revenue on subscription fees for access to the Online/Information business databases ratably over the contracted period.

The Celera Genomics group recognizes revenue and profit on long-term contracts in accordance with the percentage-of-completion method. Under this method, revenue is recognized based on either the

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

costs incurred compared to total costs expected to be incurred as work is performed or on the relative costs for a completed phase compared to the estimate of total expected contract costs when delivery and/or acceptance provisions are present. Shorter term contracts are recognized upon completion. The percentage-of-completion method relies on estimates of total expected contract revenues and costs. Material changes in estimated costs to complete could have a material impact on the profitability of such long-term contracts in future periods.

ASSET IMPAIRMENT
Inventory
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Reserves for obsolescence and excess inventory are provided based on historical experience and estimates of future product demand. If actual demand is less favorable than the Company's estimates, additional inventory write-downs may be required.

Deferred tax asset
The Company records a valuation allowance against the deferred tax asset for foreign tax loss carryforwards and domestic tax credit carryforwards if it is more likely than not that the Company will not be able to utilize these carryforwards to offset future taxes. This valuation allowance is based on estimates of future taxable profits and losses and tax planning strategies. Subsequent revisions to estimates of future taxable profits and losses and tax planning strategies could change the amount of the deferred tax asset the Company would be able to realize in the future, and therefore could increase or decrease the valuation allowance.

Long-lived assets, including goodwill
In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and as a result no longer amortizes goodwill. Instead, goodwill must be tested for impairment at the reporting unit level, at least annually, by determining the fair value of the reporting unit and comparing it with its book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the unit's goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of each reporting unit, as well as the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.

Other long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events which could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset's inability to

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset or a change in business climate. The Company calculates estimated future undiscounted cash flows of the related operation and compares it to the carrying value of the asset in determining whether impairment potentially exists. This calculation is based upon a valuation model and discount rate commensurate with the risks involved.

Future adverse changes in market conditions or poor operating results of a related reporting unit may require the Company to record an impairment charge in the future.

ALLOCATION OF PURCHASE PRICE TO ACQUIRED ASSETS AND LIABILITIES IN BUSINESS COMBINATIONS
The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses fair value by a variety of methods, including the use of independent appraisers, present value models, and estimation of current selling prices and replacement values. Amounts recorded as intangible assets, including acquired in-process research and development ("IPR&D"), are based upon assumptions and estimates regarding the amount and timing of projected revenues and costs, appropriate risk-adjusted discount rates, as well as assessing the competition's ability to commercialize products prior to the Company. Also, upon acquisition, the Company determines the estimated economic lives of the acquired intangible assets for amortization purposes. Actual results may vary from projected results.

RESTRUCTURING
From time to time, the Company may undertake special actions to improve profitability and cash flow performance as appropriate. Upon approval of a restructuring plan by management, the Company will expense costs related to the plan that do not benefit future periods. These costs could include estimates of severance and termination benefits, facility-related expenses, elimination or reduction of product lines, asset-related write-offs, and termination of contractual obligations, among other items. The Company will periodically review these cost estimates and adjust the restructuring liability, as appropriate.

During the third quarter of fiscal 2002, the Celera Genomics group recorded a liability based on management's estimates related to sublease activities for office space associated with its Paracel business. The Company will evaluate the commercial real estate market conditions periodically to determine if estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions and actual sublease activity. If the Company determines that the estimates for sublease proceeds have significantly changed, an adjustment to the liability would be recognized in the period in which such determination was made.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

ALLOCATIONS TO THE APPLIED BIOSYSTEMS GROUP, THE CELERA GENOMICS GROUP, AND CELERA DIAGNOSTICS
The attribution of the assets, liabilities, revenues and expenses to each group is primarily based on specific identification of the businesses included in each group and Celera Diagnostics. Where specific identification is not practical, other methods and criteria, which require the use of judgments and estimates, are used that the Company believes are equitable and provide a reasonable estimate of the assets, liabilities, revenues and expenses attributable to each group.

It is not practical to specifically identify the portion of corporate overhead expenses attributable to each of the businesses. The Company allocates such corporate overhead expenses primarily based upon headcount, total expenses, and revenues attributable to each business.

During the fourth quarter of fiscal 2001, Celera Diagnostics was established as a joint venture between the Applied Biosystems group and the Celera Genomics group. Refer to Note 2 in the Combined Financial Statements of The Applied Biosystems group or The Celera Genomics group in the 2001 Annual Report to Stockholders for more information regarding Celera Diagnostics. The Celera Genomics group and the Applied Biosystems group will account for their investments in Celera Diagnostics under the equity method of accounting, with the Celera Genomics group recording 100 percent of the initial losses, up to $300 million, in its income statement as loss from joint venture. Losses incurred by Celera Diagnostics in excess of $300 million will be shared equally by the Celera Genomics group and the Applied Biosystems group. Celera Diagnostics has accumulated net losses of $35.2 million through March 31, 2002. Celera Diagnostics' profits, if any, will be shared in the ratio of 65 percent to the Celera Genomics group and 35 percent to the Applied Biosystems group until the cumulative profits of Celera Diagnostics equal the initial losses. Once cumulative profits exceed initial losses up to $300 million, Celera Diagnostics' profits will be shared equally between the groups.

To determine earnings per share, the earnings allocated to each class of common stock is determined by the Company's Board of Directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with generally accepted accounting principles in the United States, consistently applied.

The management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the businesses may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Company's Board of Directors at any time without stockholder approval. The Company's Board of Directors would make any decision in accordance with its good faith business judgment that its decision is in the best interests of the Company and all of its stockholders as a whole.

A decision to modify or rescind the management and allocation policies, or adopt additional policies, could have different effects on holders of Applera - Applied Biosystems stock and holders of

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Applera - Celera stock or could result in a benefit or detriment to one class of stockholders compared to the other class.

RELATED PARTY TRANSACTIONS
The Applied Biosystems group is a supplier of instruments and consumables to the Celera Genomics group and Celera Diagnostics. The Celera Genomics group makes its genomic information and bioinformatic tools available to the Applied Biosystems group and Celera Diagnostics.

The Applied Biosystems group, the Celera Genomics group or Celera Diagnostics may sell or lease products to or perform services for one another at fair value to be used in the purchasing business' commercial activities. The selling business records revenues on these transactions when the product is shipped, as the service is performed, or over the term of the lease.

The Applera businesses also may jointly undertake a project, such as the Applera genomics initiative, where the total costs and benefits of the project are shared. Shipments of products or performance of services related to such joint projects are not recorded as revenue by any of the businesses, but instead are included, at cost, in the total project costs that are shared based on each business' expected benefit.

The Applera businesses may perform services for one another, which are not directly attributable to either businesses' revenue generating activities. The business performing such services charges the benefiting business the cost of performing the services, including overhead.

Effective April 1, 2002, the Applied Biosystems group became the exclusive distributor of CDS operated by the Celera Genomics group. As a result of this arrangement, the Applied Biosystems group will integrate CDS and other genomic and biological information into a new Knowledge Business. In exchange for marketing and distribution rights to CDS and other genomic and biological information and access to CDS and related content, the Applied Biosystems group will provide the Celera Genomics group with royalty payments on revenues generated by sales of certain products of the Knowledge Business from July 1, 2002 through the end of fiscal 2012. The royalty rate is progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate becomes a fixed percentage of sales starting in fiscal 2009, and the rate declines each succeeding fiscal year through fiscal 2012. Assays on DemandTM, Assays by DesignTM, reagents for arrays, and new database subscriptions sold by the Knowledge Business are the products subject to royalties.

The Celera Genomics group will continue to be responsible for the performance of its obligations under all contracts relating to its information products and services either existing on the effective date of the marketing and distribution agreement or which are entered into during a transition period ending June 30, 2002 (including renewals, if any, of these contracts) and will receive all revenues and other benefits under, and be responsible for all costs and expenses associated with, such contracts. The Applied Biosystems group will reimburse the Celera Genomics group if earnings before interest, taxes, depreciation, and amortization from these contracts over the next four fiscal years are below $62.5 million, and the shortfall is due to

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

business initiatives of the Applied Biosystems group and the Celera Genomics group otherwise continues to perform under its existing contracts.

Events Impacting Comparability

Acquisitions. The Company acquired Axys and Boston Probes during the second quarter of fiscal 2002. The results of operations for the above acquisitions, which were accounted for using the purchase method of accounting, have been included in the consolidated financial statements since the date of acquisition. The net assets and results of operations of Axys have been allocated to the Celera Genomics group. The net assets and results of operations of Boston Probes have been allocated to the Applied Biosystems group. A discussion of these acquisitions is provided in Note 4 to the Company's condensed consolidated financial statements.

Acquired research and development. During the first nine months of fiscal
2002, the Company recorded charges to write-off the value of acquired IPR&D in connection with the Axys and Boston Probes acquisitions. The Applied
Biosystems group recorded a charge of $2.2 million relating to Boston Probes during the second quarter of fiscal 2002 and the Celera Genomics group recorded a charge of $99.0 million relating to Axys during the second quarter of fiscal 2002. As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses.

The amounts attributed to acquired IPR&D were based on an independent appraisal and were developed using an income approach. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis.

The Axys projects acquired as part of the acquisition are in various stages of research and development and will require additional research and development efforts by the Company or its collaborators before any eventual products can be marketed, if ever. These efforts include extensive pre-clinical and clinical testing and are subject to lengthy regulatory review and approval by the United States Food and Drug Administration. The nature and timing of these remaining efforts are dependent upon successful testing and approval of the products as well as maintaining the existing collaborative relationships and entering into new collaborative relationships. If collaboration partners terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization process may be delayed or abandoned.

Following is a brief description of the IPR&D projects.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

--------------------------------------------------------------------------------------------------------------------------
                                                             Development         Development Status &          Value at
                                                              Status at       Nature/Timing of Remaining     Acquisition
Project                                                      Acquisition       Efforts at March 31, 2002         Date
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in  millions)
Partnered Projects:
Cathepsin S:                                                Pre-clinical    Investigational new drug            $37.7
Collaboration with Aventis Pharmaceuticals Products,        studies         ("IND") enabling studies
Inc.  with the objective of discovery and development of                    announced in January 2002;
small molecule drugs that inhibit Cathepsin S, a human                      Expect to complete
cysteine protease associated with certain inflammatory                      pre-clinical studies during
and autoimmune diseases, such as asthma and                                 calendar 2002.
athersclerosis                                                              Applera's portion of
                                                                            collaboration completed in
                                                                            April 2002.

Cathepsin K:                                                Pre-clinical    Expect to identify additional        26.6
Collaboration with Merck & Co., Inc. to develop small       studies         safety assessment
molecule inhibitors of Cathepsin K for the treatment of                     candidate(s) and carry out
osteoporosis                                                                further pre-clinical
                                                                            efficacy, safety and
                                                                            toxicology studies during
                                                                            calendar 2002.
                                                                            Applera's portion of
                                                                            collaboration expected to be
                                                                            completed in December 2002.

Tryptase:                                                   Pre-clinical    Expect to complete                   14.9
Collaboration with Bayer A.G. to identify oral tryptase     studies         pre-clinical studies during
inhibitors for the treatment of asthma                                      calendar 2002.
                                                                            Applera's portion of
                                                                            collaboration completed in
                                                                            January 2002.
                                                                                                             -------------
Total for partnered projects                                                                                    $79.2
                                                                                                             -------------

Unpartnered Projects:
Cathepsin F:                                                Pre-clinical    Expect to continue                   8.9
Development of compounds for inflammatory diseases such     studies         pre-clinical studies through
as asthma and rheumatoid arthritis                                          calendar 2002.  IND enabling
                                                                            studies expected in calendar
                                                                            2003.

Urokinase:                                                 Pre-clinical     Project is no longer being           4.7
Oncology program focused on development of inhibitors of   studies          pursued.
the protease urokinase to interfere with angiogenesis
and metastasis processes

Serm-beta:                                                 Pre-clinical     Expect to complete                   4.3
Oncology program utilizing licenses granted by Celgene     studies          pre-clinical studies during
Corp. for exclusive rights to selective estrogen                            calendar 2002.
receptor-beta modulators

Factors VIIa & Xa:                                         Pre-clinical     Expect to complete                   1.9
Development of oral and parenteral therapeutics for        studies          pre-clinical studies during
blood clotting disorders, such as deep vein thrombosis,                     calendar 2002.
stroke, and myocardial infarction or heart attack
                                                                                                             -------------
Total for unpartnered projects                                                                                  $19.8
                                                                                                             -------------
                                                                                                                $99.0
                                                                                                             =============

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

As of March 31, 2002, the Company's portion of the estimated costs to complete the partnered projects is not deemed material. The costs to complete the unpartnered programs are dependent on decisions of how to commercialize, such as whether to partner the program, and at what stage to partner. The Celera Genomics group has initiated a review of the unpartnered pre-clinical programs that may lead to revised prioritization, resourcing and strategy to move toward clinical trials and commercialization. As a consequence, actual results may vary from the valuation assumptions outlined in Note 4 to the condensed consolidated financial statements and Note 4 to the Celera Genomics group's condensed combined financial statements.

Other special charges. During the quarter ended March 31, 2002, the Company recorded a non-recurring charge of $25.9 million related to the Celera Genomics group's Paracel business. This charge was comprised of $23.0 million recorded in other special charges primarily for the impairment of goodwill and other intangible assets and a provision for the estimated cost of excess lease space. Additionally, the Company recorded a charge of $2.9 million in cost of sales for the impairment of Paracel inventory. Refer to the Discussion of Consolidated Operations for the three months ended March 31, 2002 for a further discussion of the other special charges.

Gain on Investments. The first nine months of fiscal 2001 included pretax gains of $15.0 million, or $9.7 million on an after-tax basis, related to the sales of minority equity investments. These sales occurred during the first and second quarters of fiscal 2001.

Discussion of Consolidated Operations

Results of Operations--The Three Months Ended March 31, 2002 Compared With The Three Months Ended March 31, 2001

The Company reported a net loss of $2.9 million for the third quarter of fiscal 2002 compared with net income of $28.3 million for the third quarter of fiscal 2001. Excluding the special charges of $21.0 million on an after-tax basis, net income for the third quarter of fiscal 2002 was $18.2 million. The decrease in net income reflected lower net revenues and interest income and higher R&D expenses, which were partially offset by lower SG&A expenses and amortization of goodwill and other intangible assets. On a segment basis, the Applied Biosystems group reported net income of $49.1 million for the third quarter of fiscal 2002 compared with $57.7 million for the prior year period. Excluding the non-recurring special charges, the Celera Genomics group reported a net loss of $28.5 million for the third quarter of fiscal 2002 compared with a net loss of $29.1 million for the third quarter of fiscal 2001.

Net revenues for the Company were $434.4 million for the third quarter of fiscal 2002 compared with $447.1 million for the third quarter of fiscal 2001, a decrease of 2.8%. On a segment basis, net revenues for the Applied Biosystems group were $409.0 million for the third quarter of fiscal 2002 compared with $439.8 million for the third quarter of fiscal 2001, a decrease of 7.0%. The Celera

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Genomics group reported net revenues of $30.5 million for the third quarter of fiscal 2002 compared with $23.4 million for the third quarter of fiscal 2001, an increase of 30.4%.

Gross margin, as a percentage of net revenues for the Company, was 53.3% for the third quarter of fiscal 2002 compared with 52.9% for the third quarter of fiscal 2001. Third quarter fiscal 2002 gross margin included $2.9 million of inventory-related write-offs related to the Paracel business, as further described below. Excluding the special charge, gross margin increased to 54.0% of revenues. The higher gross margin percentage in fiscal 2002 was due primarily to increased subscription revenues for the Celera Genomics group, changes in customer mix, and price increases in certain product lines of the Applied Biosystems group implemented in early fiscal 2002, partially offset by the negative effects of foreign currency.

SG&A expenses for the Company were $108.6 million for the third quarter of fiscal 2002 compared with $119.3 million for the third quarter of fiscal 2001. As a percentage of net revenues, SG&A expenses decreased to 25.0% for the third quarter of fiscal 2002 compared with 26.7% for the third quarter of fiscal 2001 primarily due to the Company's efforts to restrain discretionary spending. On a segment basis, SG&A expenses for the Applied Biosystems group were $93.0 million and $104.1 million for the third quarters of fiscal 2002 and 2001, respectively. SG&A expenses for the Celera Genomics group were $13.6 million and $15.1 million for the third quarters of fiscal 2002 and 2001, respectively.

R&D expenses increased $22.8 million for the third quarter of fiscal 2002 to $103.6 million from $80.8 million for the third quarter of fiscal 2001 primarily due to spending on: diagnostics programs associated with the Celera Diagnostics business; the Company's genomics initiative for commercializing products from information obtained through analysis of the human genome, which is a collaboration for which expenses have been shared equally among the Company's businesses; the continued development of new products and technologies by the Applied Biosystems group; and therapeutic discovery programs by the Celera Genomics group. On a segment basis, R&D expenses for the Applied Biosystems group were $56.7 million and $47.5 million for the third quarters of fiscal 2002 and 2001, respectively. R&D expenses for the Celera Genomics group were $37.6 million and $40.2 million for the third quarters of fiscal 2002 and 2001, respectively. R&D expenses for Celera Diagnostics were $11.1 million for the third quarter of fiscal 2002.

The Company recorded non-cash amortization expenses of $2.6 million in the third quarter of fiscal 2002 compared to $10.9 million in the third quarter of fiscal 2001 relating to the amortization of goodwill and other intangible assets. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, and as a result, no longer amortizes goodwill. Refer to Note 2 of the Company's condensed consolidated financial statements for a further discussion.

During the third quarter of fiscal 2002, the Company recorded a non-recurring charge of $25.9 million related to the Celera Genomics group's Paracel business. This charge was comprised of

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

$12.7 million for asset impairments, provisions of $10.1 million for the estimated cost of excess lease space and $0.2 million for severance, all included in other special charges. This charge also included $2.9 million for the impairment of Paracel inventory included in cost of sales. During the fourth quarter of fiscal 2001, the Company had recorded a charge of $69.1 million for the impairment of goodwill and other intangible assets associated with the Paracel business. The charge during fiscal 2001 resulted from Paracel's substantially lower than originally anticipated performance and management's future outlook of the business. The charges recorded during the third quarter of fiscal 2002 resulted from Paracel's unfavorable performance against the lower profitability outlook for the business established during the fourth quarter of fiscal 2001 at the time of the initial charge.

The asset impairment charges recorded during the third quarter of fiscal 2002 were for the write-off of the remaining goodwill of $12.1 million, other intangible assets of $0.5 million, and leasehold improvements of $0.1 million. These charges were determined by management through a revised assessment of future cash flows and, as a result, reduced the carrying value of Paracel's net assets to their estimated fair value. Excess lease costs reflect the estimated loss associated with the remaining contractual obligations under a non-cancelable lease arrangement and certain costs associated with the expected sublease of the portion of the facility not occupied by the Paracel business, net of estimated sublease income, for the remaining lease term. Severance and related benefits were granted to 19 employees terminated in the third quarter of fiscal 2002 and are expected to be paid by the end of the first quarter of fiscal 2003.

Operating loss for the Company was $6.3 million for the third quarter of fiscal 2002 compared with operating income of $25.3 million for the third quarter of fiscal 2001. Excluding the non-recurring special charges, operating income for the Company was $19.5 million in the third quarter of fiscal 2002. On a segment basis, operating income for the Applied Biosystems group decreased to $66.8 million for the third quarter of fiscal 2002 from $79.6 million for the third quarter of fiscal 2001. This decrease in operating income was caused primarily by lower net revenues and higher R&D expenses, in large part due to continued development of new products and technologies as further described in the Applied Biosystems group's discussion of operations, partially offset by higher gross margin as a percentage of net revenues, resulting from changes in customer mix and price increases in certain product lines, and lower SG&A expenses due to restraints on discretionary spending. Operating income as a percentage of net revenues for the Applied Biosystems group was 16.3% in the third quarter of fiscal 2002 compared with 18.1% in the third quarter of fiscal 2001.

Excluding the special charges in the third quarter of fiscal 2002, operating loss for the Celera Genomics group was $35.9 million compared with $54.9 million for the third quarter of fiscal 2001. The decrease in the Celera Genomics group's operating loss reflected continued growth in subscription revenues, lower R&D expenses, and lower amortization of goodwill and other intangible assets. Including the special charge, the Celera Genomics group's operating loss for the third quarter of fiscal 2002 was $61.8 million.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Interest income was $9.8 million for the third quarter of fiscal 2002 compared with $19.3 million for the third quarter of fiscal 2001. This decrease was primarily attributable to lower average interest rates during the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001.

Excluding the special charges, the effective income tax rate was 27% for the third quarter of fiscal 2002 compared with 34% for the third quarter of fiscal 2001. The lower effective income tax rate in fiscal 2002 was primarily due to the discontinued amortization of nondeductible goodwill, resulting from the adoption of SFAS No. 142, and the implementation of certain tax planning strategies.

Results of Operations--The Nine Months Ended March 31, 2002 Compared With The Nine Months Ended March 31, 2001

The Company reported a net loss of $47.3 million for the first nine months of fiscal 2002 compared with net income of $80.3 million for the first nine months of fiscal 2001. Net income for the Company, on a comparable basis excluding the acquired IPR&D and other special charges during fiscal 2002 and the gain from the sale of investments during fiscal 2001 previously described, increased 6.2% to $74.9 million for the first nine months of fiscal 2002 compared with $70.5 million for the first nine months of fiscal 2001. The increase in net income reflected increased net revenues and lower SG&A expenses and amortization of goodwill and other intangible assets, which were partially offset by lower interest income and higher R&D expenses. On a segment basis, excluding the special items, the Applied Biosystems group reported net income of $132.5 million for the first nine months of fiscal 2002 compared with $155.0 million for the first nine months of fiscal 2001 and the Celera Genomics group reported a net loss of $63.0 million for the first nine months of fiscal 2002 compared with a net loss of $84.5 million for the first nine months of fiscal 2001.

Net revenues for the Company were $1,259.5 million for the first nine months of fiscal 2002 compared with $1,227.8 million for the first nine months of fiscal 2001, an increase of 2.6%. On a segment basis, net revenues for the Applied Biosystems group were $1,186.8 million and $1,214.4 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. The Celera Genomics group reported net revenues of $92.8 million for the first nine months of fiscal 2002 compared with $61.9 million for the first nine months of fiscal 2001.

Gross margin, as a percentage of net revenues for the Company, was 52.7% for the first nine months of fiscal 2002 compared with 52.8% for the first nine months of fiscal 2001. Fiscal 2002 gross margin included $2.9 million of inventory-related write-offs related to the Paracel business. Excluding the special charge, gross margin increased to 52.9% of revenues. The slightly higher gross margin percentage for the first nine months in fiscal 2002 was due primarily to increased subscription revenues for the Celera Genomics group, changes in product and customer mix, and price increases in certain product lines of the Applied Biosystems group, partially offset by lower margins from increased revenue generated by contract sequencing and the negative effects of foreign currency.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

SG&A expenses for the Company were $325.0 million for the first nine months of fiscal 2002 compared with $331.5 million for the first nine months of fiscal 2001. As a percentage of net revenues, SG&A expenses decreased to 25.8% for the first nine months of fiscal 2002 compared with 27.0% for the first nine months of fiscal 2001 primarily due to the Company's efforts to restrain discretionary spending. On a segment basis, SG&A expenses for the Applied Biosystems group were $278.4 million and $288.9 million for the first nine months of fiscal 2002 and 2001, respectively. SG&A expenses for the Celera Genomics group were $40.2 million and $42.5 million for the first nine months of fiscal 2002 and 2001, respectively.

R&D expenses increased $42.2 million for the first nine months of fiscal 2002 to $276.6 million from $234.4 million for the first nine months of fiscal 2001 due primarily to spending on: diagnostics programs associated with the Celera Diagnostics business; the Company's genomics initiative for commercializing products from information obtained through analysis of the human genome, which is a collaboration for which expenses have been shared equally among the Company's businesses; the continued development of new products and technologies by the Applied Biosystems group; and therapeutic discovery programs by the Celera Genomic group. These increases were partially offset by lower R&D expenses associated with the shotgun phase of certain whole genome sequencing programs conducted by the Celera Genomics group. On a segment basis, R&D expenses for the Applied Biosystems group were $161.6 million and $135.6 million for the first nine months of fiscal 2002 and 2001, respectively. R&D expenses for the Celera Genomics group were $96.0 million and $123.5 million for the first nine months of fiscal 2002 and 2001, respectively. R&D expenses for Celera Diagnostics were $25.6 million for the first nine months of fiscal 2002.

The Company recorded non-cash amortization expenses of $4.7 million in the first nine months of fiscal 2002 compared to $33.0 million in the first nine months of fiscal 2001 relating to the amortization of goodwill and other intangible assets. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, and as a result, no longer amortizes goodwill. Refer to Note 2 of the Company's condensed consolidated financial statement for a further discussion.

Operating loss for the Company was $66.8 million for the first nine months of fiscal 2002 compared with operating income of $49.2 million for the first nine months of fiscal 2001. Operating income, on a comparable basis, excluding the acquired IPR&D and Paracel related charges in fiscal 2002, increased 22.4% to $60.2 million for the first nine months of fiscal 2002. On a segment basis, operating income for the Applied Biosystems group decreased to $178.0 million for the first nine months of fiscal 2002, excluding the acquired IPR&D charge, from $213.8 million for the first nine months of fiscal 2001. This decrease in operating income was caused primarily by lower net revenues and higher R&D expenses due primarily to continued development of new products and technologies as further described in the Applied Biosystems group's discussion of operations.

Operating loss for the Celera Genomics group was $90.5 million for the first nine months of fiscal 2002, excluding the acquired IPR&D and Paracel related charges, compared with $165.2 million for

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

the first nine months of fiscal 2001. The decrease in the Celera Genomics group's operating loss reflected growth in revenues, lower R&D expenses, and lower amortization of goodwill and other intangible assets.

Interest income was $36.1 million for the first nine months of fiscal 2002 compared with $63.2 million for the first nine months of fiscal 2001. This decrease was primarily attributable to lower average interest rates during the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001.

Other income (expense), net was expense of $5.2 million for the first nine months of fiscal 2002, which consisted primarily of the Company's share of losses from equity method investments and other nonoperating costs, partially offset by a net gain on the sale of the Celera Genomics group's AgGen plant genotyping business. Other income (expense), net was expense of $4.3 million for the first nine months of fiscal 2001, which was primarily related to costs associated with the Company's foreign currency risk management program.

Excluding the special items, the effective income tax rate was 16% for the first nine months of fiscal 2002 compared with 34% for the first nine months of fiscal 2001. The lower effective income tax rate in fiscal 2002 was primarily due to the discontinued amortization of nondeductible goodwill, due to the adoption of SFAS No. 142, and the implementation of certain tax planning strategies allowing for the use of foreign tax credits.

Discussion of Segment Operations

Applied Biosystems Group

Results of Operations--The Three Months Ended March 31, 2002 Compared With The Three Months Ended March 31, 2001

The Applied Biosystems group reported net income of $49.1 million for the third quarter of fiscal 2002 compared with $57.7 million for the third quarter of fiscal 2001, a decrease of 14.8%. This decrease was primarily attributable to a decline in sales volume and higher R&D expenses, partially offset by lower SG&A expenses during the third quarter of fiscal 2002. The negative effects of foreign currency reduced net income by approximately $3 million, or 5%, as compared with the third quarter of fiscal 2001.

Net revenues were $409.0 million for the third quarter of fiscal 2002 compared with $439.8 million for the third quarter of fiscal 2001. Net revenues from the Celera Genomics group, primarily from leased instruments and consumables shipments, were $4.6 million for the third quarter of fiscal 2002, or 1.1% of the Applied Biosystems group's net revenues, and $16.1 million for the third quarter of fiscal 2001, or 3.7%.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Revenue growth was adversely impacted by the biotechnology sector's limited access to capital, both in the U.S. and Europe. It also appears that pharmaceutical companies have lengthened or altered their purchasing cycles. Additionally, many academic customers have been slow to receive funds from the fiscal 2002 National Institutes of Health ("NIH") budget, and the NIH has been deliberating on how best to distribute the significant portion of its fiscal 2002 budget increase that has been earmarked to fight bio-terrorism.

Geographically, during the third quarter of fiscal 2002, net revenues decreased 9.9% in the United States, 8.2% in Asia Pacific, and 16.5% in Latin America and other markets, and increased 1.0% in Europe compared with the prior fiscal year period. Excluding the effects of foreign currency, revenues grew approximately 5% in Europe and decreased approximately 4% in Asia Pacific compared to the prior year period.

For the third quarter of fiscal 2002, revenues from instrument sales were $201.3 million, a decrease of 12.2% from $229.2 million in the prior year period. The decrease in instrument sales was due primarily to lower sales of the 3700 DNA Analyzer, which declined approximately 61% compared with the prior year quarter. During the current fiscal year quarter, the Applied Biosystems group observed some decline in market share in the low- and mid-throughput DNA sequencer segment believed to be due to a price gap in product lines between the models 310 and 3100 DNA Analyzers. The Applied Biosystems group has recently introduced the Model 3100 Avant with the intention of filling this price gap between product lines. While DNA sequencer sales were weaker in the quarter, sales of mass spectrometer instruments were strong, increasing approximately 28% year-over-year as a result of strong demand in the drug metabolism and pharmacokinetics market. This increase was driven by strength in the API 4000 LC/MS/MS product and by the recently released 4700 Proteomics Analyzer with TOF/TOFTM Optics. Sequence detection system ("SDS") instruments sales increased 5% over the prior year quarter.

Consumables sales were $149.1 million in the third quarter of fiscal 2002 compared to $159.0 million in the third quarter of fiscal 2001, a decrease of 6.2%. The decline in consumables sales was due largely to a lower rate of growth in the Applied Biosystems group's installed sequencer base and a decrease in sales of DNA sequencing consumables to the Celera Genomics group and five large academic genome labs. Consumable sales to the Celera Genomics group and five large academic genome labs decreased from $31.3 million during the third quarter of fiscal 2001 to $12.5 million during the third quarter of fiscal 2002. Excluding sales to these six customers, consumables revenues increased 7% during the third quarter of fiscal 2002 compared to the prior year quarter. Reagent dilution, a shift of much of the Celera Genomics group's sequencing capacity to the Applera genomics initiative, for which the Applied Biosystems group does not recognize revenue, and a winding down of the sequencing phase of the Japanese Millennium Project have driven this decline.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 13.6% to $58.6 million in the third quarter of fiscal 2002 from $51.6 million in the third quarter of fiscal 2001.

Gross margin, as a percentage of net revenues, increased to 52.9% for the third quarter of fiscal 2002 from 52.6% for the third quarter of fiscal 2001 due primarily to changes in customer mix and previously implemented price increases in certain product lines, partially offset by the negative effects of currency.

SG&A expenses were $93.0 million for the third quarter of fiscal 2002 compared with $104.1 million for the third quarter of fiscal 2001, a decrease of 10.7%. SG&A expenses have decreased due to a focused effort to lower discretionary spending in response to lower sales growth rates.

R&D expenses were $56.7 million for third quarter of fiscal 2002 compared with $47.5 million for the third quarter of fiscal 2001, an increase of 19.4%. As a percentage of net revenues, R&D expenses were 13.9% for the third quarter of fiscal 2002 compared with 10.8% for the third quarter of fiscal 2001. The increase in R&D expenses was primarily a result of the funding of the Applera genomics initiative and support for new products in development, including the 3730 product line and Assays on Demand(TM).

Interest income was $3.0 million for the third quarter of fiscal 2002 compared with $4.0 million for the third quarter of fiscal 2001. The decrease was primarily due to lower average interest rates partially offset by larger average cash balances for the third quarter of fiscal 2002 compared with the third quarter of fiscal 2001.

The effective income tax rate was 29% for the third quarter of fiscal 2002 and 30% for the third quarter of fiscal 2001. The decrease in the effective income tax rate was due to the implementation of certain tax planning strategies allowing for the utilization of foreign tax credits. See Note 1 to the Applied Biosystems group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Results of Operations--The Nine Months Ended March 31, 2002 Compared With The Nine Months Ended March 31, 2001

The Applied Biosystems group reported net income of $130.3 million for the first nine months of fiscal 2002 compared with $164.8 million for the first nine months of fiscal 2001. On a comparable basis excluding the special items from the first nine months of fiscal 2002 and fiscal 2001 previously described, net income decreased 14.5% to $132.5 million compared with $155.0 million for the first nine months of fiscal 2001. This decrease was primarily attributable to lower revenues and higher R&D expenses, partially offset by restraints on discretionary spending. The negative effects of foreign currency reduced net income by approximately $5 million, or 3%, as compared with the first nine months of fiscal 2001.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues were $1,186.8 million and $1,214.4 million for the first nine months of fiscal 2002 and 2001, respectively. Net revenues from the Celera Genomics group, primarily from leased instruments and consumables shipments, were $19.5 million for the first nine months of fiscal 2002, or 1.6% of the Applied Biosystems group's net revenues, and $47.9 million for the same period in fiscal 2001, or 3.9% of net revenues.

Geographically, during the first nine months of fiscal 2002, net revenues decreased 5.6% in the United States and 11.0% in Latin America and other markets, and increased 2.5% in Europe and 0.7% in Asia Pacific, compared with the first nine months of the prior fiscal year. Excluding the effects of foreign currency, revenues grew approximately 3% in Europe and 5% in Asia Pacific during the first nine months of fiscal 2002 compared to the prior year period.

For the first nine months of fiscal 2002, revenues from instrument sales were $563.3 million, a decrease of 9.4% from $621.9 million in the first nine months of the prior year. The decrease in instrument sales was caused primarily by weakened economic and equity market conditions, as well as the comparison with a strong first nine months in fiscal 2001 resulting in part from numerous placements of the ABI PRISM(R) 3700 DNA Analyzer at large genome centers. Sales of ABI PRISM(R) 3700 DNA Analyzers declined approximately 66% in the first nine months of fiscal 2002 compared to the levels in the first nine months of fiscal 2001. These factors, which contributed to the decrease in instrument sales, were partially offset by significant increases in sales of SDS instruments, for gene expression and single nucleotide polymorphism ("SNP") analysis, and strong increases in revenues from mass spectrometry systems in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, led by the API 4000 triple-quadrupole mass spectrometer for studies of drug metabolism and pharmacokinetics, which began shipping in the fourth quarter of fiscal 2001. Excluding sales of the ABI PRISM(R) 3700 DNA Analyzers, instrument sales increased approximately 6% in the first nine months of fiscal 2002 as compared to the prior year period.

Consumables sales increased to $448.5 million in the first nine months of fiscal 2002 from $433.8 million in the first nine months of fiscal 2001, an increase of 3.4%. Sales of consumables were strong in TaqMan(R) reagents for gene expression and SNP analysis. DNA sequencing consumables sales declined largely due to a lower rate of growth in our installed sequencer base and a decrease in sales of DNA sequencing consumables to the Celera Genomics group and five large academic genome labs. Reagent dilution, a shift of much of the Celera Genomics group's sequencing capacity to the Applera genomics initiative, for which the Applied Biosystems group does not recognize revenue, and a winding down of the sequencing phase of the Japanese Millennium Project have driven this decline.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 10.3% to $175.0 million in the first nine months of fiscal 2002 from $158.7 million in the first nine months of fiscal 2001.

Additionally, the following table sets forth the Applied Biosystems group's revenues by product categories for the nine-month periods ended March 31:

(Dollar amounts in millions)                    2002              2001           % Change
                                           ----------------  ---------------  ---------------
DNA sequencing products                             $  455           $  559           (18%)
% of total revenues                                    38%              46%

SDS and other applied genomics products                234              190            23%
% of total revenues                                    20%              16%

Mass Spectrometry                                      206              166            24%
% of total revenues                                    18%              14%

Core DNA synthesis and PCR products                    180              189            (5%)
% of total revenues                                    15%              15%

Other                                                  111              110             1%
% of total revenues                                     9%               9%
                                           ----------------  ---------------
Total                                               $1,186           $1,214            (2%)
                                           ================  ===============

Gross margin, as a percentage of net revenues, declined to 52.1% for the first nine months of fiscal 2002 from 52.6% for the first nine months of fiscal 2001 due primarily to lower license fee income in the first nine months of fiscal 2002 as compared to the prior year and the negative effects of foreign currency, partially offset by price increases in certain product lines and changes in customer mix.

SG&A expenses of $278.4 million for the first nine months of fiscal 2002 decreased 3.7% from the prior year amount of $288.9 million due to restraints on discretionary spending in response to lower sales growth rates.

R&D expenses were $161.6 million for first nine months of fiscal 2002 compared with $135.6 million for the first nine months of fiscal 2001, an increase of 19.2%. As a percentage of net revenues, R&D expenses were 13.6% for the first nine months of fiscal 2002 compared with 11.2% for the same period in fiscal 2001. The increase in R&D expenses was primarily a result of continued development of new products and technologies such as novel, high-throughput instruments for gene and protein studies and related consumable products, including the ABI 3730 and ABI 3730XL DNA Analyzers, SDS systems, and the 4700 Proteomics Analyzer with TOF/TOF(TM) Optics introduced during fiscal 2002, as well as the Applied Biosystems group's participation in the Applera genomics initiative shared among the Company's businesses.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Interest income was $9.8 million for the first nine months of fiscal 2002 compared with $12.6 million for the first nine months of fiscal 2001. The decrease was primarily due to lower average interest rates, partially offset by larger average cash balances during the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001. Other income (expense), net was expense of $4.1 million for the first nine months of fiscal 2001, and was primarily related to the Applied Biosystems group's foreign currency risk management program.

The effective income tax rate was 29% for the first nine months of fiscal 2002 compared with 30% for the first nine months of fiscal 2001. The decrease in the effective income tax rate was due to the implementation of certain tax planning strategies allowing for the utilization of foreign tax credits. See
Note 1 to the Applied Biosystems group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

Celera Genomics Group

Results of Operations--The Three Months Ended March 31, 2002 Compared With The Three Months Ended March 31, 2001

The Celera Genomics group reported a net loss of $49.5 million for the third quarter of fiscal 2002 compared with a net loss of $29.1 million for the third quarter of fiscal 2001. On a comparable basis excluding the non-recurring special charges from fiscal 2002 previously described, the net loss decreased 2.1% to $28.5 million. The lower net loss primarily resulted from operating growth in the Online/Information business, lower amortization of goodwill, and lower R&D spending. Partially offsetting these factors were continued investment in the Celera Diagnostics joint venture with the Applied Biosystems group, lower interest income and losses recognized from equity method investments.

Net revenues for the Celera Genomics group were $30.5 million for the third quarter of fiscal 2002 compared with $23.4 million for the third quarter of fiscal 2001. Online/Information business revenues for the quarter were $18.5 million, compared to $12.4 million in the third quarter of fiscal 2001. The increased revenues resulted primarily from new database subscription agreements with commercial and academic customers signed over the last twelve months.

Cost of sales increased $3.4 million to $15.4 million for the third quarter of fiscal 2002 from $12.0 million in the third quarter of the prior year. The increase in cost of sales was substantially due to the $2.9 million of Paracel inventory-related write-offs as further described below.

R&D expenses decreased $2.6 million to $37.6 million for the third quarter of fiscal 2002 from $40.2 million in the third quarter of the prior year. R&D expenses associated with therapeutic discovery programs, including the Axys programs, proteomics, and discovery informatics increased in

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

comparison to the same quarter last year. R&D spending also increased as a result of the Celera Genomics group's participation in the Applera genomics initiative. These increases were more than offset by lower R&D expenses for whole genome sequencing and an increased use of sequencing capacity for commercial activity in the third quarter of fiscal 2002 as compared to the prior year. R&D expenses also decreased due to the transfer of personnel to the Applied Biosystems group effective July 1, 2001. See Note 4 to the Celera Genomics group's condensed combined financial statements for a further discussion.

The Celera Genomics group recorded non-cash amortization expenses of $2.6 million in the third quarter of fiscal 2002 compared with $10.9 million in the third quarter of fiscal 2001 relating to the amortization of goodwill and other intangible assets primarily from the Axys acquisition. Effective July 1, 2001, the Celera Genomics group adopted the provisions of SFAS No. 142, and as a result, no longer amortizes goodwill. Refer to Note 2 of the Celera Genomics group's condensed combined financial statements for a further discussion.

During the third quarter of fiscal 2002, the Celera Genomics group recorded a non-recurring charge of $25.9 million related to its Paracel business. This charge was comprised of $12.7 million for asset impairments, provisions of $10.1 million for the estimated cost of excess lease space and $0.2 million for severance, all included in other special charges. This charge also included $2.9 million for the impairment of Paracel inventory included in cost of sales. During the fourth quarter of fiscal 2001, the Celera Genomics group had recorded a charge of $69.1 million for the impairment of goodwill and other intangible assets associated with the Paracel business. The charge during fiscal 2001 resulted from Paracel's substantially lower than originally anticipated performance and management's future outlook of the business. The charges recorded during the third quarter of fiscal 2002 resulted from Paracel's unfavorable performance against the lower profitability outlook for the business established during the fourth quarter of fiscal 2001 at the time of the initial charge.

The asset impairment charges recorded during the third quarter of fiscal 2002 were for the write-off of the remaining goodwill of $12.1 million, other intangible assets of $0.5 million, and leasehold improvements of $0.1 million. These charges were determined by management through a revised assessment of future cash flows and, as a result, reduced the carrying value of Paracel's net assets to their estimated fair value. Excess lease costs reflect the estimated loss associated with the remaining contractual obligations under a non-cancelable lease arrangement and certain costs associated with the expected sublease of the portion of the facility not occupied by the Paracel business, net of estimated sublease income, for the remaining lease term. Severance and related benefits were granted to 19 employees terminated in the third quarter of fiscal 2002 and are expected to be paid by the end of the first quarter of fiscal 2003.

Interest income was $6.8 million for the third quarter of fiscal 2002 compared with $15.3 million for the third quarter of fiscal 2001. The decrease was primarily attributable to lower average interest rates and lower average cash balances during fiscal 2002 compared to the prior year.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Other income (expense), net was expense of $3.5 million in the third quarter of fiscal 2002 and consisted of the Celera Genomics group's share of losses from equity method investments and other non-operating costs.

Loss from joint venture of $12.4 million in the third quarter of fiscal 2002 reflected the loss recognized by the Celera Genomics group as a result of its interest in Celera Diagnostics, a joint venture with the Applied Biosystems group. Refer to Note 2 of the Celera Genomics group's Combined Financial Statements included in the Company's 2001 Annual Report for a further discussion of this joint venture.

The effective income tax benefit rate was 30% for the third quarter of fiscal 2002 and 27% for the third quarter of fiscal 2001. Excluding the non-recurring special charges, the income tax benefit rate was 37% during the third quarter of fiscal 2002. The income tax benefit rate was lower in fiscal 2001 due to the amortization of nondeductible goodwill. As previously discussed, the Celera Genomics group no longer amortizes goodwill due to the adoption of SFAS No. 142.

Results of Operations--The Nine Months Ended March 31, 2002 Compared With The Nine Months Ended March 31, 2001

The Celera Genomics group reported a net loss of $183.0 million for the first nine months of fiscal 2002 compared with a net loss of $84.5 million for the first nine months of fiscal 2001. On a comparable basis excluding the acquired IPR&D and other special charges from fiscal 2002, the net loss decreased 25.4% to $63.0 million during fiscal 2002. The decrease in the net loss primarily resulted from operating growth in the Online/Information business, the completion of R&D related genome sequencing programs, and lower amortization of goodwill. Partially offsetting these factors were recognition of losses from the investment in the Celera Diagnostics joint venture with the Applied Biosystems group and lower interest income.

Net revenues for the Celera Genomics group were $92.8 million for the first nine months of fiscal 2002 compared with $61.9 million for the first nine months of fiscal 2001, an increase of 49.8%. Online/Information business revenues increased to $52.8 million in the first nine months of fiscal 2002 compared with $34.3 million for the same period in fiscal 2001 as a result of increased database subscription agreements from commercial and academic customers. The remaining revenue increase resulted primarily from increased genomic services and collaborations.

Cost of sales increased $17.1 million to $45.3 million for the first nine months of fiscal 2002 from $28.2 million in the first nine months of fiscal 2001. Fiscal 2002 cost of sales included $2.9 million of inventory-related write-offs related to the Paracel business. Excluding the special charge, cost of sales increased $14.2 million. This increase was primarily due to the increased use of sequencing capacity for commercial activities.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

R&D expenses decreased $27.5 million to $96.0 million for the first nine months of fiscal 2002 from $123.5 million for the first nine months of fiscal 2001. R&D expenses associated with therapeutic discovery programs, including the Axys programs, proteomics, and discovery informatics increased in comparison to the same period last year. R&D spending also increased for the Celera Genomics group's participation in the Applera genomics initiative. These increases were more than offset by lower R&D expenses for whole genome sequencing and an increased use of sequencing capacity for commercial activity in the first nine months of fiscal 2002 as compared to the prior year. R&D expenses decreased due to the transfer of personnel to the Applied Biosystems group effective July 1, 2001. See Note 4 to the Celera Genomics group's condensed combined financial statements for a further discussion.

The Celera Genomics group recorded non-cash amortization expenses of $4.7 million in the first nine months of fiscal 2002 compared with $33.0 million in the first nine months of fiscal 2001 relating to the amortization of goodwill and other intangible assets primarily from the Axys acquisition. Effective July 1, 2001, the Celera Genomics group adopted the provisions of SFAS No. 142, and as a result, no longer amortizes goodwill. Refer to Note 2 of the Celera Genomics group's condensed combined financial statements for a further discussion.

Interest income was $26.4 million for the first nine months of fiscal 2002 compared with $50.6 million for the first nine months of fiscal 2001. The decrease was primarily attributable to lower average interest rates during the first nine months of fiscal 2002.

Other income (expense), net was expense of $5.3 million for the first nine months of fiscal 2002, which consisted primarily of the Celera Genomics group's share of losses from equity method investments and other non-operating costs, partially offset by a net gain on the sale of the Celera Genomics group's AgGen plant genotyping business.

Loss from joint venture of $30.2 million for the first nine months of fiscal 2002 reflects the loss recognized by the Celera Genomics group as a result of its interest in Celera Diagnostics, a joint venture with the Applied Biosystems group. Refer to Note 2 of the Celera Genomics group's Combined Financial Statements included in the Company's 2001 Annual Report.

The effective income tax benefit rate was 19% for the first nine months of fiscal 2002 and 27% for the first nine months of fiscal 2001. Excluding the acquired IPR&D and other special charges, the effective income tax benefit rate was 37% for fiscal 2002. The income tax benefit rate was lower in fiscal 2001 primarily due to the amortization of nondeductible goodwill. As discussed previously, the Celera Genomics group no longer amortizes goodwill due to the adoption of SFAS No. 142.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Management's Discussion of Condensed Consolidated Financial Resources and Liquidity

The Company had cash and cash equivalents and short-term investments of $1.4 billion at March 31, 2002 and June 30, 2001. The Company maintains a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there are no outstanding borrowings. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds.

The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy its normal operating cash flow needs, planned capital expenditure requirements, and dividends. However, the Company may raise additional capital from time to time.

The Company manages the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group and allocates activity within these balances to the group that uses or generates such resources.

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

Significant Changes in the Condensed Consolidated Statements of Financial
Position

Working capital was $1.4 billion at March 31, 2002 and $1.5 billion at June 30, 2001. Debt to total capitalization was 1% at March 31, 2002 and 2% at June 30, 2001. During the second quarter of fiscal 2002, in connection with the Axys acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes, of which $10.0 million was repaid in the third quarter of fiscal 2002 and an $8.4 million short-term loan, which was repaid during the second quarter of fiscal 2002. Also during the third quarter of fiscal 2002, the Company repaid its yen 3.8 billion, or $29.0 million, loan upon its scheduled maturity.

Accounts receivable decreased by $19.5 million to $381.3 million at March 31, 2002 from $400.8 million at June 30, 2001, primarily due to the strong collection efforts by the Applied Biosystems group.

Prepaid expenses and other current assets increased $13.9 million to $116.9 million at March 31, 2002 from $103.0 million at June 30, 2001, primarily due to a change in investments used to fund a deferred compensation plan.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Property, plant and equipment, net increased $36.3 million to $471.9 million at March 31, 2002, from $435.6 million at June 30, 2001 primarily due to assets acquired as part of the acquisitions of Axys and Boston Probes.

Other long-term assets increased $157.7 million to $568.5 million at March 31, 2002 from $410.8 million at June 30, 2001 primarily due to the acquisitions of Axys and Boston Probes. In connection with these acquisitions, the Company recorded approximately $23 million of goodwill, $41 million of other intangible assets, and net deferred tax assets of $57 million for net operating loss carryforwards and other temporary differences. As a result of these acquisitions, the Company also received investments in equity securities of approximately $32 million. Non-current deferred tax assets increased approximately $50 million in addition to the acquired tax assets, and the Company spent approximately $27 million relating to purchased licensed technology and prepaid supply agreements during fiscal 2002. Partially offsetting these increases was a decrease in the fair value of the Company's minority equity investments of approximately $44 million primarily caused by the decline in market values of the securities, as well as the $12.7 million charge for the impairment of goodwill and other intangible assets related to the Celera Genomics group's Paracel business.

Accounts payable decreased to $150.1 million at March 31, 2002 from $178.3 million at June 30, 2001. The decrease was primarily related to the timing of vendor payments and management of inventory on hand.

Accrued taxes on income increased $13.2 million to $96.2 million at March 31, 2002 from $83.0 million at June 30, 2001, primarily due to the timing of income tax payments.

Discussion of the Condensed Consolidated Statements of Cash Flows

Operating activities generated $122.4 million of cash for the first nine months of fiscal 2002 compared with $24.9 million for the same period in fiscal 2001. For the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001, strong working capital management and lower compensation-related payments were only partially offset by lower income-related cash flows.

During the first nine months of fiscal 2002, net cash used by investing activities was $129.3 million, compared with $140.6 million for the first nine months of fiscal 2001. Capital expenditures, net of disposals, were $78.0 million for the first nine months of fiscal 2002 compared with $139.9 million in the prior year period. Capital expenditures were higher during the first nine months of fiscal 2001 primarily due to the Applied Biosystems group's purchase of additional property in Pleasanton, California. During the first nine months of fiscal 2002, the Company had net purchases of short-term investments of $15.2 million compared with $7.2 million during the prior year. The Company realized $5.2 million and $15.5 million in net cash proceeds from the sale of minority equity investments during the first nine months of fiscal 2002 and 2001, respectively. The Company acquired the remaining 87% of Boston Probes, not previously owned, for approximately $37 million

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

in the second quarter of fiscal 2002 as described in Note 4 of the Company's condensed consolidated financial statements.

Net cash used by financing activities was $44.8 million for the first nine months of fiscal 2002 compared with $14.6 million for the first nine months of fiscal 2001. The Company made net payments of $14.5 million on loans payable during the first nine months of fiscal 2002 compared with net proceeds of $7.8 million during the first nine months of fiscal 2001. Subsequent to the acquisition of Axys, the Company repaid $8.4 million of short-term debt and $10.0 million of long-term debt assumed in the Axys acquisition. Also during fiscal 2002, the Company repaid a yen 3.8 billion, or $29.0 million, loan on its scheduled maturity date. During fiscal 2001, the Company repaid $46.0 million of its commercial paper borrowing, which it secured specifically for the purchase of the Celera Genomics group's Rockville, Maryland facilities. During the first nine months of fiscal 2002, the Company received $36.6 million of proceeds from stock issued for stock plans compared with $50.2 million for the first nine months of fiscal 2001. Dividends paid on Applera - Applied Biosystems stock were $27.0 million during the first nine months of fiscal 2002 compared with $26.7 million for the first nine months of fiscal 2001. During the first nine months of fiscal 2002, the Company also purchased $0.9 million of Applera - Celera stock for treasury, which was subsequently reissued for stock plans.

Discussion of Segment Financial Resources and Liquidity

Applied Biosystems Group

Significant Changes in the Applied Biosystems Group's Condensed Combined Statements of Financial Position

Cash and cash equivalents were $447.7 million at March 31, 2002 and $392.5 million at June 30, 2001, with total debt of $9.1 million at March 31, 2002 and $45.2 million at June 30, 2001. Working capital was $584.7 million at March
31, 2002 and $505.9 million at June 30, 2001. Debt to total capitalization decreased to 1% at March 31, 2002 from 4% at June 30, 2001.

Accounts receivable decreased $22.6 million to $360.0 million at March 31, 2002 from $382.6 million at June 30, 2001, primarily due to the strong collection efforts as evidenced by the improvement in days sales outstanding to 68 days at March 31, 2002 from 79 days at June 30, 2001, calculated on a consistent basis.

Prepaid expenses and other current assets increased $10.4 million to $108.5 million at March 31, 2002 from $98.1 million at June 30, 2001, primarily due to a change in investments used to fund a deferred compensation plan.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Other long-term assets increased $33.9 million to $382.5 million at March 31, 2002 from $348.6 million at June 30, 2001, primarily due to the acquisition of Boston Probes. In conjunction with this acquisition, the Applied Biosystems group recorded approximately $23 million of goodwill and $22 million of other intangible assets. Also, during fiscal 2002, non-current deferred tax assets increased approximately $18 million and the Applied Biosystems group spent approximately $27 million relating to purchased licensed technology and supply agreements. Partially offsetting these increases was a decrease in the fair value of minority equity investments by approximately $44 million primarily caused by the decline in market values of the securities.

Accounts payable decreased to $131.7 million at March 31, 2002 from $162.1 million at June 30, 2001 primarily due to the timing of vendor payments and management of inventory on hand.

Accrued taxes on income increased $8.9 million to $91.6 million at March 31, 2002 from $82.7 million at June 30, 2001 primarily due to the timing of income tax payments.

Discussion of the Applied Biosystems Group's Condensed Combined Statements of Cash Flows

Operating activities generated $185.0 million of cash for the first nine months of fiscal 2002 compared with $49.7 million during the first nine months of fiscal 2001. For the first nine months of fiscal 2002 compared with the same period of fiscal 2001, strong working capital management and lower compensation-related payments were only partially offset by lower income-related cash flows. Calculated on a consistent basis, the Applied Biosystems group's days sales outstanding was 68 days at March 31, 2002 compared to 79 days at March 31, 2001 and there were 3.4 months of inventory on hand at March 31, 2002 compared to 3.2 months on hand at June 30, 2001.

For the first nine months of fiscal 2002, net cash used by investing activities was $89.9 million, compared with $109.4 million for the first nine months of fiscal 2001. Capital expenditures, net of disposals, were $57.2 million for the first nine months of fiscal 2002 compared with $120.1 million in the prior year period. Capital expenditures were higher during the first nine months of fiscal 2001 primarily due to the Applied Biosystems group's purchase of property in Pleasanton, California for approximately $54 million. During the first nine months of fiscal 2002, the Applied Biosystems group acquired the remaining shares of Boston Probes that it did not already own for approximately $37 million and realized proceeds of $5.2 million from the sale of investments. During the first nine months of fiscal 2001, the Applied Biosystems group realized $15.5 million in net cash proceeds from the sales of minority equity investments and invested $4.8 million in other minority equity investments.

Net cash used by financing activities was $44.6 million for the first nine months of fiscal 2002 compared with net cash provided by financing activities of $13.2 million for the first nine months of fiscal 2001. During the first nine months of fiscal 2002, the Applied Biosystems group received $17.4 million of proceeds from stock issued for stock plans compared with $32.0 million during the

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

first nine months of fiscal 2001. Dividends paid on Applera - Applied Biosystems stock were $27.0 million during the first nine months of fiscal 2002 compared with $26.7 million for the first nine months of fiscal 2001. Also during the first nine months of fiscal 2002, the Company repaid a yen 3.8 billion, or $29.0 million, loan on its scheduled maturity date. The Applied Biosystems group made net payments of $6.1 million on loans payable during the first nine months of fiscal 2002 compared with net proceeds of $7.8 million from loans during the first nine months of fiscal 2001.

Celera Genomics Group

Significant Changes in the Celera Genomics Group's Condensed Combined Statements of Financial Position

Cash and cash equivalents and short-term investments were $908.6 million at March 31, 2002 compared with $995.6 million at June 30, 2001. During the second quarter of fiscal 2002, in connection with the Axys acquisition, the Company assumed $26.0 million of 8% senior secured convertible notes, of which $10.0 million was repaid in the third quarter of fiscal 2002, and an $8.4 million short-term loan, which was repaid during the second quarter of fiscal 2002. Working capital was $845.0 million at March 31, 2002 and $945.1 million at June 30, 2001.

Property, plant and equipment, net increased $7.6 million to $131.1 million at March 31, 2002, from $123.5 million at June 30, 2001 primarily related to assets received in the acquisition of Axys.

Other long-term assets increased by $118.3 million to $184.3 million at March 31, 2002 from $66.0 million at June 30, 2001, primarily as a result of the acquisition of Axys. In conjunction with this acquisition, the Celera Genomics group recorded $19.5 million of intangible assets and $61.3 million of deferred tax assets for deductible net operating loss carryforwards and other temporary differences. The Celera Genomics group also received approximately $32 million of equity investments as a result of this acquisition. Non-current deferred tax assets increased $23 million in addition to the acquired tax assets. Partially offsetting these increases was the $12.7 million charge for the impairment of goodwill and other intangible assets related to the Paracel business.

Deferred revenues increased $3.8 million to $41.3 million at March 31, 2002 from $37.5 million at June 30, 2001 due to the timing of subscriptions received for database agreements and payments received on contract sequencing agreement offsets by revenue recognized under these agreements.

Other accrued expenses increased $9.7 million to $21.7 million at March 31, 2002 from $12.0 million at June 30, 2001, primarily due to other accruals associated with the acquisition of Axys and an increase in accrued rent for the short-term portion of the provision for Paracel's estimated loss associated with the excess lease costs.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Other long-term liabilities increased $6.4 million to $30.2 million at March 31, 2002 from $23.8 million at June 30, 2001, primarily due to an increase in accrued rent for the long-term portion of the provision for Paracel's estimated loss associated with the excess lease costs.

Discussion of the Celera Genomics Group's Condensed Combined Statements of Cash Flows

Operating activities used $37.7 million of cash during the first nine months of fiscal 2002 compared with $23.3 million for the first nine months of fiscal 2001. The increase in cash used by operating activities during the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001 was primarily due to the payment of compensation and other liabilities assumed in the Axys' acquisition and a decrease in reimbursable tax benefits of the Celera Genomics group utilized by the Applied Biosystems group, partially offset by lower net cash operating losses and management of receivables. During the first quarter of fiscal 2001, the Applied Biosystems group began utilizing tax benefits in excess of the maximum reimbursable amount. See Note 1 to the Celera Genomics group's combined financial statements in the Company's 2001 Annual Report to Stockholders for a discussion of allocations of federal and state income taxes.

For the first nine months of fiscal 2002, net cash used by investing activities was $64.2 million, compared with $32.7 million for the first nine months of fiscal 2001. Capital expenditures, net of disposals, were $14.9 million for the first nine months of fiscal 2002 compared to $21.4 million for the first nine months of fiscal 2001. Capital expenditures for the first nine months of fiscal 2001 included $2.9 million of purchases from the Applied Biosystems group. During the first nine months of fiscal 2002, the Celera Genomics group had net purchases of short-term investments of $15.2 million compared with $7.2 million during the prior year period. Also during the first nine months of fiscal 2002, the Celera Genomics group made investments of $34.1 million, which were primarily related to the Celera Diagnostics joint venture. During the first nine months of fiscal 2001, the Celera Genomics group acquired an interest in Hubit Genomix for $4.1 million.

Net cash used by financing activities was $0.2 million during the first nine months of fiscal 2002 compared with $27.8 million for the first nine months of fiscal 2001. During the first nine months of fiscal 2002, the Celera Genomics group received $19.2 million of proceeds from stock issued for stock plans compared with $18.2 million during the prior year period. During the first nine months of fiscal 2002, the Company purchased $0.9 million of Applera - Celera Stock for treasury, which was subsequently reissued for stock plans. During the first nine months of fiscal 2002, the Celera Genomics group repaid $8.4 million of short-term debt and $10.0 million of long-term debt assumed in the acquisition of Axys. During the comparable prior year period, the Company repaid $46.0 million of its commercial paper borrowing attributed to the Celera Genomics group.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which will be effective for the Company beginning in fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS No. 143 on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more dispositions being reported as discontinued operations than is permitted under current accounting principles.

Outlook

Applied Biosystems Group

The continued market uncertainty makes forecasting operations extremely difficult. The Applied Biosystems group expects that revenues for the fourth quarter of fiscal 2002 will be approximately equal to or slightly above the prior year period. The Applied Biosystems group expects diluted earnings per share for Applera - Applied Biosystems stock for the fourth fiscal quarter to be in a range of $0.18 to $0.21.

The Applied Biosystems group expects that growth in fiscal 2003 will be heavily influenced by the adoption of new products. At this time, on a preliminary basis, the Applied Biosystems group anticipates that fiscal 2003 revenue percentage growth will be in the high-single-digits to low-teens. Given the confidence in the long-term prospects of the business, the Applied Biosystems group anticipates maintaining its commitment to investment in R&D. After further analysis of the projected adoption rate of its new products, the Applied Biosystems group will provide additional revenue, expense and EPS guidance for fiscal 2003 in July 2002 in conjunction with its fourth fiscal quarter earnings release.

Celera Genomics Group

Consistent with the Celera Genomics group's transformation into a drug discovery business, management believes that revenues for the remainder of the fiscal year attributable to low-margin

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

services and collaborations will be lower than previously anticipated. As a result, revenues for the fiscal fourth quarter of 2002 are expected to be between $27 million and $29 million, including approximately $20 million in Online/Information business revenues. Total revenues for fiscal 2002 are expected to be between $119 million and $121 million, including approximately $73 million in Online/Information business revenues. Revenue for CDS subscriptions and for Knowledge Business royalties for fiscal 2003 is expected to be between $75 million and $80 million. The Celera Genomics group anticipates total revenues during fiscal 2003 to be between $85 million and $95 million, based upon its new focus on cash flow and the decision not to pursue new service business.

The Celera Genomics group expects R&D expenses to be in the range of $135 million to $140 million. The outlook for SG&A expenses has been lowered to a range of $50 million to $55 million. Pre-tax losses related to the Celera Diagnostics joint venture are now expected to be approximately $50 million.

The Celera Genomics group's fiscal 2002 net cash use expectation has been reduced by approximately $35 million since the update provided in the Quarterly Report on Form 10-Q for the period ended December 31, 2001, to between $110 million and $120 million. The lower expected cash use is primarily due to lower R&D expenses and related capital expenditures, lower development expenses within Celera Diagnostics, and higher than anticipated cash receipts from the exercise of stock options.

Applera Genomics Initiative

The Applera genomics initiative, which includes the resequencing of genes and regulatory regions at the Celera Genomics group, validation of SNP's at the Applied Biosystems group, and disease gene association studies at Celera Diagnostics, commenced during the first quarter of fiscal 2002 and is expected to be substantially completed by the end of the second quarter of fiscal 2003. Expenses associated with this initiative amounted to $33.0 million through the nine months ended March 31, 2002 and have been shared equally by the Company's three businesses. Costs, including those which will be capitalized as inventory, for this initiative are anticipated to total approximately $70 million in fiscal 2002. The initiative has been expanded to include gene validation and expression. The total anticipated costs associated with the Applera genomics initiative, including costs capitalized as inventory, are expected to be approximately $100 million. The portion of the costs being capitalized are primarily associated with the production of the Applied Biosystems group's Assays On Demand(TM).

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "expect," "anticipate," "should," "plan," "estimate," and

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

"potential," among others. These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include, but are not limited to:

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

The Applied Biosystems group's new Knowledge Business is unproven and may not be successful. In April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Genomics group's Celera Discovery System and related human genomic and other biological and medical information under the terms of a 10 year marketing and distribution agreement. The Applied Biosystems group expects to integrate the Celera Discovery System and the Celera Genomics group's related information into a new Knowledge Business that combines current Applied Biosystems assay products with new biological information content and analytical tools. The Knowledge Business is an emerging business and is unproven, and the Applied Biosystems group believes that in order for it to be successful the Applied Biosystems group may have to devote a significant amount of resources to researching and developing additional products and services which combine the Celera Genomics group's information with the Applied Biosystems group's assays and tools, and in marketing and distributing these products and services. The market for these products and services is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product and service offerings of the Knowledge Business.

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

The Applied Biosystems group is currently and could in the future be subject to claims for infringement of patents and other intellectual property rights. The Applied Biosystems group's products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and the Applied Biosystems group's belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a theft of trade secret claim against the Applied Biosystems group asserting that the Applied Biosystems group's products improperly use technologies which are not patented but which are protected as trade secrets. The Applied Biosystems group has been made a party to litigation regarding intellectual property matters, and due to the fact that the Applied Biosystems group's business depends in large part on rapidly developing and dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

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

Celera Diagnostics' ability to develop proprietary diagnostic products is unproven. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests. Celera Diagnostics' ability to develop proprietary diagnostic and products is unproven, and it is possible that Celera Diagnostics' discovery and development efforts will not result in any commercial products or services. Even if Celera Diagnostics is able to discover potential products and services, development of these products and services would be subject to various risks, including that they may be found to be ineffective or that they may fail to receive necessary regulatory approvals. Furthermore, products that are developed may not be commercially viable or successful due to a variety of reasons, including competitive conditions, the inability to obtain necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

insurance or government payors, or the inability of Celera Diagnostics to recover its development costs in a reasonable period.

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $548.0 million as of March 31, 2002, and expects that it will continue to incur additional net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in its therapeutics business and the Company's genomics initiative for commercializing products from information obtained through the analysis of the human genome, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. As an early stage business, the Celera Genomics group faces significant challenges in expanding its operations into the therapeutics research and development business. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The Celera Genomics group has entered into an exclusive arrangement with the Applied Biosystems group to distribute the Celera Discovery System and related information as part of the Applied Biosystems group's new Knowledge Business, and the revenue that the Celera Genomics Group receives from the Applied Biosystems group will depend heavily on the Applied Biosystems group's ability to market and distribute its Knowledge Business products. Effective April
2002, the Applied Biosystems group became the exclusive distributor of Celera Discovery System and the Celera Genomics group's related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement. The Celera Genomics group expects that the Applied Biosystems group will integrate the Celera Discovery System and the related information into a new Knowledge Business that combines current Applied Biosystems assay products with new biological information content and analytical tools. Under the terms of the agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales, if any, of certain Knowledge Business products after July 1, 2002. Whether the Celera Genomics group actually receives any royalties from the Applied Biosystems group under this agreement, and the amount of these royalties, depends on the Applied Biosystems group's ability to successfully commercialize Knowledge Business products. The Knowledge Business is an emerging business and is unproven, and the Celera Genomics group believes that in order for it to be successful the Applied Biosystems group may have to devote a significant amount of its resources to researching and developing additional products which combine the Celera Genomics group's information with the Applied Biosystems group's assays and tools, and in marketing and distributing these products. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group's use of its resources. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

The Celera Genomics group does not intend to seek any new customers for its Celera Discovery System and related information products and services after June 30, 2002, and therefore its future revenues from these products and services will be limited. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group will receive all revenues under Celera Discovery System and related information contracts that were in effect on April 1, 2002, the effective date of the agreement, or which are entered into during a three-month transition period ending June 30, 2002 (including renewals of these contracts, if any). In addition, the Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below $62.5 million (including renewals, if any) if the shortfall is due to changes made to Celera Discovery System products by or at the request of the Applied Biosystems group, provided the Celera Genomics group otherwise satisfies its obligations under these contracts. However, during the term of the marketing and distribution agreement (other than the transition period), the Celera Genomics group will not be marketing Celera Discovery System products and services to, and will not be

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

contracting with, new customers. Accordingly, except for the anticipated revenue under existing Celera Discovery System contracts (or contracts expected during the transition period) and renewals of these contracts, if any, and the Applied Biosystems' corresponding reimbursement obligation, the Celera Genomics group does not expect any revenues from Celera Discovery System and related products and services other than the potential royalty payments from the Applied Biosystems group under the marketing and distribution agreement. Although under certain contracts with existing Celera Discovery System customers the Celera Genomics group is entitled to milestone payments or future royalties based on products developed by its customers, the Celera Genomics group believes these arrangements are unlikely to produce any significant revenue for the group.

The Celera Genomics group's ability to maintain its relationships with existing Celera Discovery System customers depends heavily on continued assembly and annotation of the human and mouse genomes. In June 2000, the Celera Genomics group and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, the Celera Genomics group announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. The Celera Genomics group's first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. The Celera Genomics group intends to continue updating the assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function. The Celera Genomics group's ability to maintain its relationship with the existing Celera Discovery System customers depends heavily upon the continued assembly and annotation of these genomes. Failure to continue to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's business.

The Celera Genomics group's ability to develop proprietary therapeutics and Celera Diagnostics' ability to develop proprietary diagnostics are unproven. As the Celera Genomics group expands its therapeutic discovery and development business, it faces the difficulties inherent in developing and commercializing therapeutic products. Similarly, Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic tests. Given the Celera Genomics group's unproven ability to develop proprietary therapeutics and Celera Diagnostics' unproven ability to develop proprietary diagnostic products, it is possible that the Celera Genomics group's and Celera

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Diagnostics' discovery and development efforts will not result in any commercial products or services. Even if the Celera Genomics group or Celera Diagnostics were able to discover potential therapeutic or diagnostic products and services, development of these products and services would be subject to various risks, including that they may be found to be toxic or ineffective, or that they may fail to receive necessary regulatory approvals. Furthermore, products that are developed may not be commercially viable or successful for a variety of reasons, including competitive conditions, the inability to get necessary intellectual property protection, the need to build distribution channels, failure to get adequate reimbursement for these products from insurance or government payors, or the inability of the Celera Genomics group or Celera Diagnostics to recover its development costs in a reasonable period.

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

If the Celera Genomics group fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaboration partners do not perform under collaboration agreements, development of its therapeutic products could be delayed. The Celera Genomics group's

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

strategy for the development, clinical testing, manufacturing and commercialization of most of its therapeutic product candidates includes entering into collaborations with partners. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, the Celera Genomics group may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

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

If the Celera Genomics group fails to satisfy regulatory requirements for any therapeutic product, the Celera Genomics group will be unable to complete the development and commercialization of that product. The Celera Genomics group does not currently have the internal capability to move potential products through clinical testing, manufacturing and the approval processes of the United States Food and Drug Administration and comparable agencies in other countries. In the United States, either the Celera Genomics group or its collaborators must show through preclinical studies and clinical trials that each of the Celera Genomics group's therapeutics is safe and effective in humans for each indication before obtaining regulatory clearance from the United States Food and Drug Administration for the commercial sale of that therapeutic. In other countries, the regulatory requirements vary from country to country. If the Celera Genomics group or its collaborator fails to adequately show the safety and effectiveness of a therapeutic, regulatory approval could be delayed or denied. The results from preclinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. The Celera Genomics group cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory approval. A number of companies in the therapeutic industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

The Celera Genomics group's research and product development, including its proteomics efforts, depends on access to tissue samples and other biological materials. To carry out a portion of its current business plan, the Celera Genomics group will need access to normal and diseased human and other tissue samples, other biological materials and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If the Celera Genomics group loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

The industries in which the Celera Genomics group operates are intensely competitive and evolving. There is intense competition among pharmaceutical, biotechnology, and diagnostic companies attempting to discover potential candidates for new diagnostic and therapeutic products. These companies may:

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

The therapeutic discovery and development business is highly technical, and there is a shortage of personnel with the necessary expertise to develop and expand the Celera Genomics group's therapeutics business. The Celera Genomics group believes that in order to develop and commercialize therapeutic products, it will need to recruit and retain scientific and management personnel having specialized training or advanced degrees, or otherwise having the technical background, necessary for an understanding of therapeutic products. There is a shortage of qualified scientific and management who possess this technical background. The Celera Genomics group competes for these personnel with other pharmaceutical and biotechnology companies, academic institutions and government entities. If the Celera Genomics group is unable to retain and attract qualified scientific and management personnel, the growth of the group's therapeutic discovery and development business could be delayed or curtailed.

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

The Celera Genomics group's business depends on the continuous, effective, reliable and secure operation of its computer hardware, software and Internet applications and related tools and functions. Because the Celera Genomics group's business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable and secure operation of its computer hardware, software, networks, Internet servers and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or access to the Celera Genomics group's data by the Celera Genomics group's internal research personnel or customers through the Internet is interrupted, its business could suffer.

The Celera Genomics group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Celera Genomics group's on-line products are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Software defects could be found in current or future products.
If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' therapeutic discovery and research efforts, it could result in loss of or delay in revenues and market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Celera Genomics group's business.

The Celera Genomics group's competitive position depends on maintaining its trade secrets, the patent and copyright protection it obtains for itself, and licenses to intellectual property it may need to obtain from others, which licenses may not always be available. The Celera Genomics group's ability to compete and to achieve and maintain profitability will be affected by its ability to protect its proprietary technology, in large part, through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera Genomics group's ability to obtain patent protection for the intellectual property it creates is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the United States Patent and Trademark Office recently adopted new guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to illustrate utility in order to

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that the Celera Genomics group may own or license if the applicant is unable to satisfy the new guidelines.

The United States Patent and Trademark Office has issued several patents to third parties covering inventions involving single nucleotide polymorphisms ("SNPs"), naturally occurring genetic variations that scientists believe can be correlated with susceptibility to disease, disease prognosis, therapeutic efficiency, and therapeutic toxicity. These inventions are subject to the same new guidelines as other biotechnology inventions. In addition, the Celera Genomics group may need to obtain rights to patented SNPs in order to develop, use and sell analyses of the overall human genome or particular full-length genes. These licenses may not be available to the Celera Genomics group on commercially acceptable terms, or at all.

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

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and the Celera Genomics group may not have adequate remedies for a breach. In addition, the Celera Genomics group's trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is unclear whether the Celera Genomics group's trade secrets will provide useful protection.

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

There has been substantial litigation regarding patents and other intellectual property rights in the genomics and pharmaceutical industries. The Celera Genomics group may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties, which may include subscribers to the Celera Genomics group's on-line products. Interference proceedings may be necessary to establish which party was the first to discover the intellectual property. The Celera Genomics group may become involved in patent litigation against third parties to enforce the Celera Genomics group's patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to the Celera Genomics group of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against the Celera Genomics group is resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party. The Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera Genomics group's products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed towards insurance carriers and employers using these tests to discriminate on the basis of this information, resulting in barriers to the acceptance of these tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets products of the Celera Genomics group.

Use of genomics and proteomics information to develop or commercialize therapeutic and diagnostic products is unproven. Both the Celera Genomics group, its collaborators and its customers are, among other things, seeking to develop new therapeutic and the diagnostic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics. This method is unproven, as few therapeutic or diagnostic products based on genomic or proteomic discoveries have been developed and commercialized and to date no one has developed or commercialized any therapeutic or diagnostic products based on the Celera Genomics group's technologies. Furthermore, even if therapeutic or diagnostic products are developed in this manner, therapeutic and some diagnostic products are subject to regulation by the United States Food and Drug Administration and must undergo an extensive regulatory review and approval process. This process can take many years and require substantial expense and may not be successful. Also, current and future patient privacy and health care laws and regulations issued by the United States Food and Drug Administration may limit the use of data concerning an individual's genetic information. If the Celera Genomics group or its existing Celera Discovery System customers are not successful in developing and commercializing products using the Celera Genomics group's genomics databases, or if regulations restrict or discourage the Celera Genomics group or its customers from developing these products, the Celera Genomics group's revenues may be adversely affected and the Celera Genomics group's business may suffer as a result.

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

It may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these businesses efficiently into its current business. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. For example, future acquisitions may not be as successful as originally anticipated and may result in special charges, such as the charges for impairment of Paracel goodwill, intangibles and other assets in the amount of $69.1 million during fiscal 2001 and $25.9 million during fiscal 2002 and for the Molecular Informatics business in the amount of $14.5 million during fiscal 1999.

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

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subjects of securities class action litigation. If litigation was instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 26, 2002, the Company and Amersham plc announced that they reached a court-mediated settlement which ended the previously disclosed patent litigation between the Company and Amersham plc and its affiliates, including Amersham Pharmacia Biotech, Inc. and Molecular Dynamics, Inc. The settlement, reached under the auspices of United States Magistrate Judge Edward A. Infante, Northern District of California, includes a cross-licensing agreement covering all patents involved in the litigation, and a co-development arrangement for the joint development, supply and commercialization of certain new DNA analysis technologies. Both companies' current product offerings will continue to be available.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Reports on Form 8-K.

              During the quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

              (1) Current Report on Form 8-K dated January 10, 2002 to incorporate under Item 5 thereof the text of the Company's press release issued January 3, 2002, in which the Company announced a meeting with the investment community on January 10, 2002 to discuss the Company's Applied Biosystems group and Celera Diagnostics, a joint venture between the Company's Applied Biosystems Group and Celera Genomics group, and the text of the Company's presentations intended to be made at the meeting.

              (2) Current Report on Form 8-K dated January 22, 2002 to incorporate under Item 5 thereof the text of the Company's press releases issued January 22, 2002 in which the Company announced that Dr. J. Craig Venter has stepped down as President of the Company's Celera Genomics group.

              (3) Current Report on Form 8-K/A dated November 16, 2001 to report under Item 7 thereof an amendment to Item 7 of the Company's Current Report on Form 8-K/A dated November 16, 2001 and filed November 29, 2001 in order to include the financial statements and pro forma financial information with respect to the Company's acquisition of Axys Pharmaceuticals, Inc. required by Item 7(a) and Item 7(b) of Form 8-K.

              (4) Current Report on Form 8-K dated February 26, 2002 to incorporate under Item 5 thereof the text of the Company's press release issued February 26, 2002, in which the Company announced that the Company and Amersham plc reached a court-mediated settlement which ends the previously disclosed patent litigation between the two companies.

                                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    APPLERA CORPORATION

                                               By:     /s/ Dennis L. Winger
                                                   --------------------------
                                                   Dennis L. Winger
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                               By:     /s/ Vikram Jog
                                                   --------------------------
                                                   Vikram Jog
                                                   Corporate Controller
                                                   (Chief Accounting Officer)

Dated:  May 15, 2002