Form 10-K
period 2002-06-30
APPLERA CORP
filed 2002-09-27
CIK 77551

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K
               [ X ] Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                     For the Fiscal Year Ended June 30, 2002

                                       OR
              [ ] Transition Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
              For the transition period from _________to __________

                          Commission File Number 1-4389

                              --------------------

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

                              --------------------

Securities registered pursuant to Section 12 (b) of the Act:



                                                                    Name of Each Exchange
                 Title of Class                                      on Which Registered
-------------------------------------------------         --------------------------------------------
    Applera Corporation - Applied Biosystems                       New York Stock Exchange
 Group Common Stock (par value $0.01 per share)                        Pacific Exchange

   Rights to Purchase Series A Participating                       New York Stock Exchange
Junior Preferred Stock (par value $0.01 per share)                     Pacific Exchange

  Applera Corporation - Celera Genomics Group                      New York Stock Exchange
    Common Stock (par value $0.01 per share)                           Pacific Exchange

   Rights to Purchase Series B Participating                       New York Stock Exchange
Junior Preferred Stock (par value $0.01 per share)                     Pacific Exchange



Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                              --------------------

                                Class G Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 4, 2002, 208,797,987 shares of Applera Corporation - Applied Biosystems Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was $3,778,158,063. As of September 4, 2002, 71,290,854
shares of Applera Corporation - Celera Genomics Group Common Stock were outstanding, and the aggregate market value of such shares (based upon the average of the high and low price) held by non-affiliates was $638,363,165.

-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
       Annual Report to Stockholders for Fiscal Year ended June 30, 2002 -
           Parts I, II, and IV. Proxy Statement for Annual Meeting of
                Stockholders dated September 4, 2002 - Part III.

===============================================================================

                                     PART I

Item 1. BUSINESS

General Development of Business

         Applera Corporation (hereinafter referred to as the "Company") was incorporated in 1998 under the laws of the State of Delaware. The Company conducts its business through two groups: the Applied Biosystems Group ("Applied Biosystems") and the Celera Genomics Group ("Celera Genomics"). In April 2001, Applied Biosystems and Celera Genomics formed a joint venture in the field of diagnostics ("Celera Diagnostics"). The Company maintains a corporate staff to provide accounting, tax, treasury, legal, information technology, human resources, and other internal services for Applied Biosystems, Celera Genomics, and Celera Diagnostics.

         The Company is the successor to PE Corporation (NY), formerly "The Perkin-Elmer Corporation," which became a wholly owned subsidiary of the Company as a result of a recapitalization of PE Corporation (NY) completed in May 1999. As part of the recapitalization, the Company established two classes of common stock that were intended to reflect separately the performance of the businesses of each of Applied Biosystems and Celera Genomics (i.e., Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock). Effective November 30, 2000, the Company, which was named "PE Corporation" at the time of the recapitalization, was renamed "Applera Corporation," and Applied Biosystems, which was named the "PE Biosystems Group" at the time of the recapitalization, was renamed the "Applied Biosystems Group."

         Applied Biosystems is engaged principally in the development, manufacture, sale, and service of instrument-based systems, reagents, and software, and the provision of contract services, for life science and related applications. Its products are used in various applications including synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other biological molecules. The markets for Applied Biosystems' products span the spectrum of the life sciences industry and research community, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use Applied Biosystems' products.

         During the 2001 fiscal year, Applied Biosystems implemented an organizational realignment away from a business unit structure organized according to specific technologies to a more integrated marketing and product development structure. During the 2002 fiscal year, Applied Biosystems implemented further organizational changes intended to improve upon its new marketing and product development structure. As part of these additional organizational changes, in April 2002 Applied Biosystems announced the formation of its new Knowledge Business for the purpose of developing and marketing products and services designed to meet the needs of life science researchers in performing specific biological analysis applications. Products and services under development or expected to be developed by the Knowledge Business include genomic assays and related information, as well as other information-rich products, services, and analytical tools. Also in April 2002, Applied Biosystems and Celera Genomics entered into a marketing and distribution agreement pursuant to which Applied

Biosystems has become the exclusive marketer of Celera Genomics' Celera Discovery System(TM) and related information assets as part of the Knowledge Business.

         Celera Genomics is engaged principally in integrating advanced technologies to discover and develop new therapeutics. Celera Genomics intends to leverage its capabilities in proteomics, bioinformatics, and genomics to identify and validate drug targets and diagnostic marker candidates, and to discover and develop novel therapeutic candidates. Celera Genomics was originally formed for the purpose of generating and commercializing information to accelerate the understanding of biological processes and to assist the research endeavors of pharmaceutical, biotechnology, and life science research entities. Celera Genomics' original business strategy was the development and sale of its Celera Discovery System, an online information and discovery system through which users can access Celera Genomics' genomic and related biological and medical information. During the 2001 fiscal year, Celera Genomics announced that it was expanding its operations to include a therapeutics discovery and development business. During the 2002 fiscal year, Celera Genomics completed a number of steps, including the following, to further develop its therapeutics business and establish that business as its primary focus:

         o In November 2001, Celera Genomics completed its acquisition of Axys Pharmaceuticals, Inc. ("Axys"), a small molecule drug discovery and development company. Celera Genomics believes that Axys' medicinal and structural chemistry and biology capabilities and preclinical programs will accelerate the development of its therapeutics business.

         o Celera Genomics announced a number of important management changes. In January 2002, Celera Genomics announced the resignation of J. Craig Venter as its President, and in April 2002, Celera Genomics announced the appointment of Kathy Ordonez, who is also President of Celera Diagnostics, as his replacement. Also in January 2002, Celera Genomics announced the appointment of David Block as the Chief Operating Officer of its therapeutics business. In July 2002, Celera Genomics announced the appointment of Robert Booth as its Senior Vice President of Research and Development to lead its therapeutics research and development efforts.

         o In April 2002, Celera Genomics and Applied Biosystems entered into a marketing and distribution agreement pursuant to which Applied Biosystems has become the exclusive marketer of Celera Genomics' Celera Discovery System and related information assets as part of Applied Biosystems' new Knowledge Business. The agreement is expected to enable Celera Genomics' executive team to focus on therapeutics discovery and development.

         o Celera Genomics substantially increased the number of research and development employees assigned to its therapeutics programs. In addition, in June 2002, Celera Genomics announced the implementation of a restructuring of its organization intended to focus the group's resources on therapeutic discovery and development. The restructuring also involved the reduction of infrastructure, including personnel and positions, previously built to support the group's sequencing activities and online/information business.

         Celera Diagnostics is focused on the discovery, development, and commercialization of novel diagnostic products. In June 2002, Celera Diagnostics announced the formation of a long-term strategic alliance with Abbott Laboratories to develop, manufacture, and market a broad range of in vitro molecular diagnostic products for disease detection, disease progression monitoring, and therapy selection.

         In July 2001, the Company announced the Applera Genomics Initiative, a collaboration among Celera Genomics, Applied Biosystems, and Celera Diagnostics for commercializing products derived from information obtained through analysis of variations in the human genome. The Company expects that these products will be based on the identification of variations in the sequence and expression of genes, and their association with disease and therapy. As part of this program, Celera Genomics has prioritized and is resequencing approximately 25,000 genes from 39 individuals and a chimpanzee, which the Company believes will reveal a larger number of single nucleotide polymorphisms ("SNPs") with health related implications than is currently available. SNPs are naturally occurring genetic variations within a genome that scientists believe can be correlated with susceptibility to disease, disease prognosis, therapeutic efficiency, and therapeutic toxicity. Celera Genomics has identified over 100,000 SNPs to date, a majority of which the Company believes have not been previously identified by other researchers. In addition, Applied Biosystems has begun the process of validating the SNPs identified by Celera Genomics to enable their use in internal research and development and incorporation into commercial products and services. Celera Genomics intends to use this SNP data in its internal discovery efforts to improve the prediction of the efficacy and toxicity of drug candidates. Applied Biosystems intends to use this information to develop new assays for the study of SNPs and other polymorphisms, and gene expression and other genomic products. Applied Biosystems' Knowledge Business may also incorporate this data into its database offerings. Celera Diagnostics expects to use this information in genotyping and gene expression studies ultimately aimed at identifying new diagnostic markers. In July 2002, Applied Biosystems' Knowledge Business announced the launch of its Assays-on-Demand(TM) products, a collection of ready-to-use assays for gene expression and genotyping. Assays-on-Demand products represent the first commercial products resulting from the Applera Genomics Initiative, and the Company believes that Assays-on-Demand is also the first commercial product line to incorporate genomic data from both the public and private sector human genome sequencing projects.

Financial Information About Industry Segments

         A summary of net revenues from external customers and operating income
(loss) attributable to each of the Company's industry segments for the fiscal years ended June 30, 2000, 2001, and 2002, and total assets attributable to each of the Company's industry segments for the fiscal years ended June 30, 2001 and 2002, is incorporated herein by reference to Note 14 on pages 71-83 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002. Total assets for the fiscal year ended June 30, 2000, were $1,698.2 million for Applied Biosystems, $1,413.3 million for Celera Genomics, and $3,083.3 million for the Company after the effects of ($28.2) million related to intercompany eliminations. Celera Diagnostics has been presented as a segment during fiscal 2002, and fiscal 2001 amounts have been restated accordingly.

Narrative Description of Business

         Applied Biosystems Group

         Overview. Applied Biosystems is engaged principally in the development, manufacture, sale, and service of instrument-based systems, reagents, and software, and the provision of contract services, for life science and related applications. Its products are used in various applications including the synthesis, amplification, purification, isolation, analysis, and sequencing of nucleic acids, proteins, and other biological molecules. The markets for Applied Biosystems' products span the spectrum of the life sciences industry and research community, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use Applied Biosystems' products. For information on revenues from instruments and consumables for fiscal years 2000 through 2002, refer to pages 22-24 of Management's Discussion and Analysis in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002, which pages are incorporated herein by reference.

         During the 2001 fiscal year, Applied Biosystems implemented an organizational realignment away from a business unit structure organized according to specific technologies to a more integrated marketing and product development structure. During the 2002 fiscal year, Applied Biosystems implemented further organizational changes intended to improve upon its new marketing and product development structure. Under this structure, Applied Biosystems' business operations are divided among several principal operating units organized primarily according to their business function. These units are responsible for various aspects of product and service discovery, development, marketing, manufacturing, sales, and service. The operating activities of these units are supported by a shared service organization responsible for the human resources, finance, communications, legal, intellectual property, and advanced research functions.

         Scientific Background. All living organisms contain four basic biological molecules: nucleic acids, which include DNA and RNA; proteins; carbohydrates; and lipids. Biological molecules are typically much larger and more complex than common molecules. These structural differences make the analysis of biological molecules significantly more complex than the analysis of smaller compounds. Although all of these biological molecules are critical for a cell to function normally, key advances in therapeutics have historically come from an understanding of either proteins or DNA.

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

         RNA molecules are similar to DNA in structure and facilitate intracellular function. There are different types of RNA molecules, each of which has a different function. For example, messenger RNA, the most common form of RNA, acts as an intermediary between DNA and protein, transcribing the genetic code from DNA into protein.

         Principally driven by the "biotechnology revolution," and the increasing focus on DNA, researchers are developing a better understanding of DNA's role in human disease. An increased appreciation of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the genes that make up the human genome. The Company believes the best scientific evidence to date indicates that the number of genes in the human genome that code for proteins is between 25,000 and 35,000, which is significantly less than had been previously thought.

         Individual research efforts in genetics generally fall into three broad categories: sequencing, genotyping, and gene expression. In sequencing procedures, the goal is to determine the exact order of the individual nucleotides in a DNA strand so that this information can be related to the genetic activity influenced by that piece of DNA. In genotyping, the goal is to determine a particular sequence variant of a gene and its particular association with an individual's DNA. Genotyping is not performed to determine the complete structure of the gene, but rather is performed to determine if the particular variant can be associated with a particular disease susceptibility or drug response. In gene expression studies, the goal is to determine whether a particular gene is expressed in a relevant biological tissue.

         As researchers learn more about DNA and genes, they are also developing a better understanding of the role of proteins in human disease through efforts in the field of proteomics, the study of proteins expressed, or encoded, by genes. Proteins are the products of genes and, after gene expression and modification, are believed to be the key drivers and mediators of cellular function and biological system activity. The understanding and treatment of disease today involves the study of genes and the proteins they code for, and frequently involves the measurement of a drug's ability to bind to specific proteins in the body.

         The Company believes that gene and protein research will increase as companies in the pharmaceutical and biotechnology industries seek to accelerate their drug discovery and development efforts. The Company also believes that ongoing drug discovery and development efforts will increase research of cells as researchers seek to further understand how drugs work in the body. These efforts are expected to create a demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories. Applied Biosystems' products are designed to address this demand by combining the detection capabilities of analytical instruments with advances in automation and laboratory work-flow design.

         Knowledge Business; Online Marketing and Distribution Agreement with Celera Genomics. In April 2002, Applied Biosystems announced the formation of its new Knowledge Business for the purpose of developing and marketing products and services designed to meet the needs of life science researchers in performing specific biological analysis applications. Products and services under development or expected to be developed by the Knowledge Business include: genomic assays and related information, such as DNA sequence information and annotations linking researchers to relevant databases; products for human identification; products for agriculture, food, and environmental testing; products for functional proteomics, the study of protein function; cellular assays; as well as other information-rich products, services, and analytical tools. The Knowledge Business is focused on generating value to life science customers through products and services with high information content that support improved experimental work-flows.

         Concurrently with Applied Biosystems' formation of the new Knowledge Business in April 2002, Celera Genomics and Applied Biosystems entered into a marketing and distribution agreement pursuant to which Applied Biosystems has become the exclusive marketer of Celera Genomics' Celera Discovery System and related information assets. Applied Biosystems is expected to integrate the Celera Discovery System and other genomic and biological information into the Knowledge Business.

         In exchange for marketing and distribution rights to the Celera Discovery System and other genomic and biological information and access to the Celera Discovery System and related information, Applied Biosystems will provide Celera Genomics with royalty payments on revenues generated by sales of certain products of the Knowledge Business from July 1, 2002, through the end of fiscal 2012. The royalty rate is progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate becomes a fixed percentage of sales starting in fiscal 2009, and the rate declines each succeeding fiscal year through fiscal 2012. Assays-on-Demand, Assays-by-Design(SM), certain reagents for arrays, and new database subscriptions sold by the Knowledge Business are the products subject to royalties. Arrays are consumable devices used to perform analysis that are designed for, and ready for introduction into, an analytical instrument.

         Under the terms of the marketing and distribution agreement, Celera Genomics will receive all revenues under, and be responsible for all costs and expenses associated with, Celera Discovery System and related information contracts that were in effect on April 1, 2002, the effective date of the agreement, or which were entered into during a three-month transition period ended June 30, 2002 (as well as renewals of these contracts, if any). In addition, Applied Biosystems has agreed to reimburse Celera Genomics for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below $62.5 million (as well as renewals, if any) during the four fiscal years ending with the 2006 fiscal year if the shortfall is due to changes made to Celera Discovery System products by or at the request of Applied Biosystems, provided Celera Genomics otherwise continues to perform under these contracts. During the term of the marketing and distribution agreement (other than the transition period), Celera Genomics will not be marketing Celera Discovery System products and services to, and will not be contracting with, new customers.

         Products for the Genomics Market. Customers in the genomics market use systems for the analysis of nucleic acids for: basic research; pharmaceutical and diagnostic discovery and development; food and environmental testing; analysis of infectious diseases; and human identification and forensic analysis. Applied Biosystems has developed technologies and products to support key applications in sequencing, genotyping, and gene expression studies. The following is a description of Applied Biosystems' products for the genomics market:

         o PCR Products. Polymerase chain reaction ("PCR") is a process in which a short strand of DNA is copied multiple times, or "amplified," so that it can be more readily detected and analyzed. Applied Biosystems' PCR product line includes amplification instruments, known as thermal cyclers, several combination thermal cyclers and PCR detection systems, and reagents and software necessary for the PCR amplification and detection process.

                  Applied Biosystems' model 9700 dual 384-well sample thermal cycler is the highest capacity thermal cycler it offers. This instrument supports all key applications in genetic analysis and fills a significant market need for laboratories conducting high volume genomic research. This instrument is referred to as a "dual 384-well" instrument because it can simultaneously amplify samples on two plastic cards, referred to by researchers as microtiter plates, each having wells to hold 384 samples. Applied Biosystems also offers 60 and 96 sample thermal cyclers.

                  Applied Biosystems is currently adapting its model 9700 dual 384-well thermal cycler to support a new proprietary microfluidic card system, rather than microtiter plates, for PCR-based assays, or analyses, such as TaqMan(R) assays described below. The microfluidic card system is being jointly developed with 3M Company. Applied Biosystems expects to complete development and commence sales of the modified model 9700 and the microfluidic cards in the 2003 fiscal year. Microfluidic cards are consumable laminated plastic sheets containing microscopic fluid channels and wells. This consumable, microscopic fluid channel design offers several advantages:

                  o it requires less reagent for PCR amplification and analysis;

                  o it enables researchers to introduce the initial sample to a single main fluid channel, which automatically routs the sample to the assay wells. Scientists using microtiter plates must either deposit samples into wells by hand, which is labor intensive and time consuming, or using robotics, which is expensive and complex; and

                  o assay reagents can be deposited on the microfluidic cards before shipment to researchers, which eliminates a time consuming step in experiment setup.

                  During the 2002 fiscal year, Applied Biosystems introduced new PCR reagent products for high-fidelity, or high accuracy, amplification of long DNA segments. These are useful in the determination of haplotypes, which are correlated patterns of inherited DNA mutations. Haplotypes are just beginning to be understood by scientists and be used in complex disease-gene association studies.

                  Applied Biosystems' Sequence Detection Systems(TM) product line includes products both for sample preparation and for analysis. Applied Biosystems' sample preparation products take whole cells provided by a customer and extract DNA and/or RNA from them. This DNA or RNA, largely separated from the other molecules found in cells, can then be analyzed in instruments largely without interference from those other molecules, such as proteins. The Applied Biosystems model 6700 Automated Nucleic Acid Workstation automates this phase of preparation as well as the two other key phases, depositing the DNA and/or RNA samples on assay plates and sealing those plates to avoid contamination prior to analysis. The model 6700 is designed to substantially decrease the labor and cost involved in preparing DNA and RNA for analysis. During the 2002 fiscal year, Applied Biosystems introduced the ABI PRISM(R) 6100 Nucleic Acid PrepStation. This instrument shares some features of the model 6700, but is less automated and is designed for researchers seeking an economical alternative to higher performance, higher priced instruments.

                  Applied Biosystems offers two Sequence Detection System instruments for analysis of nucleic acids. The ABI PRISM 7900HT Sequence Detection System provides high throughput analysis of DNA for gene expression and genotyping studies. This is an automated analyzer that can process more than 250,000 samples in 24 hours for genotyping. Applied Biosystems is currently developing an optional module for the model 7900, allowing it to run assays implemented in the new proprietary microfluidic card format. Applied Biosystems expects to complete development and commence sales of the optional module for the model 7900 and the microfluidic cards in the 2003 fiscal year. Also, during the 2002 fiscal year, Applied Biosystems introduced the ABI PRISM 7000 Sequence Detection System. This instrument offers many of the same specifications as the model 7900, but in a less automated and lower throughput system designed for researchers seeking an economical alternative to higher performance and higher priced instruments.

                  The Sequence Detection Systems product line uses TaqMan chemistry, a unique PCR technology designed by the Roche Group and developed by Applied Biosystems. TaqMan chemistry can be used both for measurement of RNA gene expression and for DNA genotyping. TaqMan chemistry detects the product of PCR amplification and quantifies the initial sample during the amplification process. This technique is referred to as quantitative real-time PCR. The Sequence Detection Systems instruments analyze a sample by measuring fluorescence resulting from the reaction of the TaqMan chemistry and the sample. This product line has been widely accepted in the pharmaceutical discovery research market.

         o Genetic Analysis Products. Genetic analysis uses electrophoresis to separate DNA molecules based on their differing lengths and the resulting differences in the speeds at which they will pass through a separation medium. Applied Biosystems' genetic analysis products, referred to as DNA sequencers or genetic analyzers, can be used to perform both DNA sequencing and fragment analysis.

                  DNA sequencing is used to determine the exact order of nucleotides in a strand of DNA. Typically, fluorescent tags are used to generate labeled products, with each of the four different nucleotides labeled with a different color. The labeled fragments are run through an electrophoresis separation medium and detected. DNA fragment analysis is used to determine the size, quantity, or pattern of DNA fragments. DNA sequencing instruments have been used extensively to obtain the DNA sequence of the human genome and of other species. DNA sequencing instruments are also being used to help interpret genomes that have been sequenced. For example, as part of the Applera Genomics Initiative, Celera Genomics is in the process of resequencing approximately 25,000 genes from 39 individuals and a chimpanzee to find the differences between them. The Company believes this will reveal a larger number of SNPs with health related implications than are currently available.

                  All of Applied Biosystems' genetic analysis instruments now use capillaries, which are tubes through which a DNA sample moves during electrophoresis. Capillary systems have higher throughput and greater automation than those based on slab-gels, an older and less efficient technology. During the 2002 fiscal year, Applied Biosystems introduced three new DNA sequencing instruments: the model 3730xl DNA Analyzer, a sequencer with 96 capillaries; the model 3730 DNA Analyzer, a sequencer with 48 capillaries; and the model 3100-Avant Genetic Analyzer, a sequencer with 4 capillaries. In addition, Applied Biosystems offers the model 3100 Genetic Analyzer, a 16 capillary sequencer, and the model 310 Genetic Analyzer, a one capillary sequencer, as well as sequencing reagents and analysis software. Applied Biosystems has discontinued its model 377 DNA Sequencer, the last of its instruments to use slab-gel technology.

                  The model 3730xl DNA Analyzer has superseded the 96 capillary model 3700 DNA Analyzer. Applied Biosystems expects to continue to offer the model 3700 only for a limited time during the remainder of 2002. At the time of its introduction in 1999, the model 3700 DNA Analyzer represented a significant advance in DNA sequencing technology because it could perform high throughput analysis of samples in unattended operation. The model 3700 DNA Analyzer was the principal instrument used by Celera Genomics for sequencing, and the Company believes the model 3700 DNA Analyzer is also the principal instrument used by the Human Genome Project for its sequencing projects. The model 3730xl DNA Analyzer offers significant increases in data quality, throughput, and cost effectiveness over the model 3700 DNA Analyzer. Because of these advances, the model 3730xl DNA Analyzer is able to read longer DNA fragments than its predecessor. For a given sequencing project, this means that customers will need to process fewer samples, lowering their preparation costs. Also, by incorporating a more sensitive optical design, the model 3730xl is able to complete the same analysis with lower reagent consumption per sample. The 48-capillary model 3730 DNA Analyzer, which incorporates the same technological advances as the model 3730xl, can be upgraded to become a 96-capillary model 3730xl.

                  The 16-capillary model 3100 Genetic Analyzer was introduced in the 2000 fiscal year. It was designed for use by academic programs and commercial laboratories. It was the technological precursor of the model 3730 DNA Analyzer and incorporates many of the same features, though it has lower throughput and is less expensive. The 4-capillary model 3100-Avant Genetic Analyzer is a reduced capacity instrument derived from the model 3100 Genetic Analyzer, which has a lower cost than the model 3100. A model 3100-Avant Genetic Analyzer can be upgraded to a model 3100.

                  Applied Biosystems offers several sequencing chemistries optimized for various customer requirements. Samples prepared using these chemistries are then analyzed on Applied Biosystems sequencer instruments.

         o DNA Synthesis. DNA synthesizers produce synthetic polymers of DNA, called oligonucleotides, for genetic analysis. The synthetic DNA is an essential reagent for PCR and DNA sequencing and is also used in drug discovery applications. DNA synthesis is used both by companies performing high throughput synthesis as a service as well as individual laboratories that synthesize DNA for their own use. Applied Biosystems offers several models of synthesizers and supporting reagents for the needs of its different customers. Applied Biosystems also provides custom synthesis, in which oligonucleotides are made to order and shipped to customers.

         o PNA. Applied Biosystems has a license, which is exclusive for certain applications, to manufacture and sell peptide nucleic acid ("PNA") for molecular biology research, diagnostic, and certain other applications. PNA resembles DNA in its chemical structure except that it has a neutral peptide-like "backbone," whereas DNA has a negatively charged sugar phosphate backbone. The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe, which is used to search for DNA and RNA sequences, which are complementary to the probe. PNA may be used in many areas, including basic research, pharmaceutical discovery, diagnostic development, and food and environmental testing. During the 2002 fiscal year, Applied Biosystems acquired additional rights to PNA technology, particularly exclusive rights in the field of diagnostics, through its acquisition of Boston Probes, Inc. and a party related to Boston Probes.

         o Genomic Assays. Through its Knowledge Business, Applied Biosystems offers its Assays-on-Demand product lines and its Assays-by-Design service. Assays are chemical tests used to measure a particular biochemical quantity. A genomic assay combines a set of pre-selected oligonucleotides, or synthetic polymers of DNA, with other analytical reagents that allow a researcher to measure differences between samples of genetic material. For example, a gene expression assay is a chemical test to measure how much RNA is being produced from a specific gene in the cells of a tissue sample. A genotyping assay is a chemical test to measure the presence or absence of a specific genetic sequence variation or mutation among DNA samples from different populations that can be used to correlate genetic traits with physical traits such as disease susceptibility or drug response.

                  In July 2002, the Knowledge Business announced the launch of its Assays-on-Demand product line, a collection of assays for gene expression and genotyping that incorporates genome data into a tool that is ready to use for experimentation. Assays-on-Demand is the first commercial product resulting from the Applera Genomics Initiative, and Applied Biosystems believes that Assays-on-Demand is also the first commercial product line to incorporate genomic data from both the public and private sector human genome sequencing projects. The Knowledge Business also offers the Assays-by-Design service for the manufacture of custom-made assays. Researchers using the Assays-by-Design service supply the desired target and Applied Biosystems designs and manufactures an assay for that target using Applied Biosystems' proprietary software algorithms.

                  Researchers traditionally have used "home brew" assays, which are assays that researchers both design and prepare themselves in their laboratories, a process that is relatively time consuming and expensive. Applied Biosystems believes that its Assays-on-Demand product line offers significant advantages to researchers compared with home brew assay design. These advantages include:

                  o facilitation of experiments with many genes in parallel;

                  o        substantial reduction in experiment setup time;

                  o        decreased assay cost; and

                  o creation of a set of standard and validated assays that enable comparisons of data between laboratories.

                  Applied Biosystems' current Assays-on-Demand and Assays-by-Design offerings are designed to be used with Applied Biosystems' Sequence Detection Systems PCR instruments.

         Products for the Proteomics Market. Genes code for proteins in biological organisms, and proteins are the key biological molecules that function in all aspects of living things such as growth, development, and reproduction. Differences in the types or amounts of specific proteins in biological systems are thought to be the primary differences between healthy and diseased systems or organs. A majority of drugs to treat human disease bind to and affect proteins. Proteins are large biological molecules made up of peptides, and peptides are made up of amino acids chemically linked together in long chains. Customers in the proteomics research market need systems for the analysis of proteins and peptides for the purpose of discovery of drug targets, protein therapeutics, and diagnostics. Applied Biosystems has developed products for the identification, characterization, and measurement of expression of proteins and peptides. The following is a description of Applied Biosystems' products for the proteomics market:

         o Mass Spectrometry. Mass spectrometry has become very useful for the analysis of large molecules of biological importance such as proteins. Analysis of proteins and other molecules by mass spectrometry involves the very accurate measurement of the mass, or size, of components in a sample, such as the measurement of the multiple different peptides that make up a defective protein. The technique involves the measurement of these molecules in instruments utilizing very high vacuum and sensitive electronics capable of measuring extremely fine differences in very small quantities of complex samples with multiple components. The technique of mass spectrometry requires three key elements be incorporated into the instrument:

                  o a unique sample preparation process call ionization to charge the molecules for analysis;

                  o mass analysis, which involves the separation of molecules based on their mass; and

                  o detection, which is the electronic measurement of the mass and the relative amounts of molecule present.

                  The market for mass spectrometry is served by a wide range of instrument types based on a variety of technologies for both ionization and mass analysis and combined together in different combinations in different instruments. The different instrument types, technologies, and combinations result in differing performance characteristics and price levels, and the suitability of any particular system for any researcher or research laboratory will depend on the nature of the work being performed and the capital budget of the researcher or research laboratory.

                  Applied Biosystems sells instruments with ionization by either a laser based system called MALDI, which refers to matrix assisted laser desorption ionization, or a high voltage electric system called ESI, which refers to electrospray ionization. Applied Biosystems also has a variety of mass analysis technologies which separate and measure the mass of molecules in a sample. These include TOF, which refers to time of flight, which measures mass based on flight time in an electric field under vacuum; and quad, which refers to quadrupole, and ion trap, both of which measure mass using radio frequencies and electric charges though using distinctly different technologies. Applied Biosystems and Applied Biosystems/MDS SCIEX Instruments, a joint venture between Applied Biosystems and MDS Inc. of Canada, supply a broad family of mass spectrometry products for the proteomics market that involve different combinations of these technologies. Customers select from this range of product types based on their workflows, sample types, preferences, and experience.

                  Mass spectrometry products are often referred to or named based on their sample preparation and mass analysis technologies. For example, a "MALDI TOF" instrument is an instrument that uses MALDI to charge molecules for analysis and TOF for mass analysis. Also, mass spectrometry instruments are often referred to or named based on whether they are connected to liquid chromatography separation devices, which devices are used for sample preparation prior to analysis using mass spectrometry. An "LC/MS" system is a liquid chromatography device connected directly to a mass spectrometry instrument, and an "LC/MS/MS" system is a liquid chromatography device coupled with tandem mass spectrometry instruments. Tandem mass spectrometry enables a more detailed and accurate analysis of the components of the molecules being studied.

                  The Applied Biosystems MALDI TOF product line includes the Voyager(TM) DE STR and DE PRO instruments and the Voyager based Proteomics Solution 1(TM) systems for automated protein identification. During the 2002 fiscal year, Applied Biosystems introduced the 4700 Proteomics Analyzer with TOF/TOF(TM) optics, which was designed to address the needs of proteomic researchers for increased speed and throughput as well as enhanced data quality and molecular information. This instrument incorporates a new high speed MALDI system with a tandem TOF mass analyzer, and Applied Biosystems believes it is the only instrument currently available that offers this combination of these advanced features.

                  The ESI based product line from Applied Biosystems/MDS SCIEX Instruments includes the API QSTAR(R) Pulsar LC/MS/MS system which is a hybrid quadrupole - time of flight instrument (often referred to as a Qq-TOF instrument). The API QSTAR Pulsar LC/MS/MS system offers a choice of sample introduction technologies and therefore is a highly flexible life science mass spectrometer and proteomics instrument. During the 2002 fiscal year, Applied Biosystems/MDS SCIEX Instruments introduced the Q TRAP(TM) LC/MS/MS system, which uses ESI ionization. Applied Biosystems believes that this new mass spectrometer, which can be used for both protein and small molecule analysis, has performance advantages over competitively priced mass spectrometry instruments. Under the terms of the joint venture agreement with MDS Inc., Applied Biosystems has the exclusive worldwide distribution rights to the LC/MS systems manufactured for the joint venture by the MDS SCIEX Division of MDS Inc. for the analytical instruments market.

                  In addition to the range of mass spectrometry instruments and software, Applied Biosystems has developed and commercialized the ICAT(TM) reagent technology of Dr. Ruedi Aebersold and others at the University of Washington. This chemistry technology, when utilized with various mass spectrometry systems, enables the quantitation and identification of proteins in experiments that compare normal and diseased cells or samples. The ICAT reagent approach now offers laboratories a new way of running protein experiments using mass spectrometry and is the foundation of an expanding family of Applied Biosystems consumables, software, and systems for proteomics.

         o Biochromatography. Researchers studying complex protein samples through mass spectrometry must first prepare these samples and separate them into the components to be analyzed. A common and important technique for the separation, and in some cases purification, of biological molecules is generally referred to as biochromatography, a process by which molecules are separated according to one or more of their physical properties such as their size, shape, charge, or affinity to other molecules.

                  Applied Biosystems' biochromatography products use liquid chromatography. Liquid chromatography is a process that separates molecules by passing them, in a liquid, across a stationary or solid medium such as chemically modified plastic beads specially designed for this process. Separation occurs because different molecules, which have different affinities to the beads, will migrate, or pass, across the beads at different rates. Instruments that perform liquid chromatography under high pressure are referred to as high pressure liquid chromatography, or HPLC, instruments.

                  Applied Biosystems believes that its biochromatography products can be incorporated readily into the proteomics discovery process and the development and manufacturing process of protein based pharmaceutical products. Applied Biosystems also believes its biochromatography products offer productivity advantages, enabled by high speed separation combined with high capacity and resolution, over competitive product offerings.

                  Applied Biosystems' patented Perfusion Chromatography(R) technology uses proprietary flow-through POROS(R) beads and BioCad(R) Chromatography workstations to reduce the time necessary for the purification and analysis of biological molecules. Applied Biosystems' Vision(TM) Workstation is a robotic-equipped chromatography instrument marketed to life science researchers that allows for the separation of proteins followed by analysis of the fractions collected in an unattended operation. Together, the automated platform and flow-through beads are designed to increase throughput and efficiency for the separation and purification of biological molecules.

         o Protein Sequencing and Synthesis. Proteins are large biological molecules and are made of peptides, and peptides are made of amino acids chemically linked together in long chains. Protein sequencers provide information about the sequence of amino acids that make up a given protein by chemically disassembling the protein and analyzing the amino acids. The Procise(R) Protein Sequencing system uses a protein sequencing chemistry known as Edman chemistry to sequence a peptide, one amino acid at a time, and in turn to identify or characterize the protein that contains the peptide.

                  Synthetically produced peptides are used in understanding antibody reactions and as potential drugs or drug analogs. Applied Biosystems' 433A Peptide Synthesis system is designed for the quality synthesis of peptides, peptide analogs, and small proteins. Applied Biosystems also manufactures and sells proprietary synthesis reagents and fine chemicals for use with this and other products.

         Products for the Drug Metabolism and Pharmacokinetics Market. Applied Biosystems has a number of mass spectrometry products that life science researchers use to analyze small molecules. Small molecules studied in life science research are typically smaller than peptides and include, for example:

         o        drugs;

         o metabolites, the compounds resulting from the body's acting upon a drug, and present in bodily fluids such as blood or urine; and

         o other small biological molecules found naturally in the human body such as hormones, which affect physiological activity by sending signals to cells and organs, and cholesterol, which the body uses, for example, to build cells and produce hormones.

         Mass spectrometry instruments are especially important for pharmaceutical researchers studying pharmacokinetics, the measurement of the bodily absorption, distribution, metabolism, and excretion of drugs. Pharmacokinetic information is required by the United States Food and Drug Administration and other regulatory agencies for the approval of drugs. This application requires instruments which have a high resolution, or the ability to distinguish among different molecules with similar masses, and high sensitivity, or the ability to identify very small quantities of molecules, because the amounts of the drugs and their metabolites are very low and the mixtures are very complex. Researchers can perform the required pharmacokinetic analysis with LC/MS/MS systems that have been developed and refined by Applied Biosystems/MDS SCIEX Instruments.

         Applied Biosystems/MDS SCIEX Instruments offers a broad product line for small molecule and pharmacokinetics researchers. This product line includes the API 2000(TM), API 3000(TM), and API 4000(TM) systems, all of which are triple quadrupole LC/MS/MS instruments. These instruments offer a range of sensitivity at varying costs, the API 4000 system being the most sensitive. The API product line has been widely accepted by pharmaceutical researchers, and the Company believes the API 4000 system is the most sensitive mass spectrometry instrument available to this research market. Applied Biosystems/MDS SCIEX Instruments also offers API QSTAR Pulsar LC/MS/MS system, which is a quadrupole
- time of flight instrument (often referred to as a Qq-TOF instrument). This instrument offers higher resolution and mass accuracy, or the ability to accurately determine the mass of a molecule, than the API 2000, 3000, and 4000 systems, which is particularly useful to researchers seeking to identify unknown molecules such as metabolites.

         In the 2002 fiscal year, Applied Biosystems/MDS SCIEX Instruments introduced the Q TRAP(TM) LC/MS/MS system, which uses ESI ionization. Applied Biosystems believes that this new mass spectrometer, which can be used for both protein and small molecule analysis, has advantages over competitively priced mass spectrometry instruments.

         Cell Biology and Functional Proteomics Products. Within the Knowledge Business, a new product group has been formed to develop products for early phase drug discovery and development. This group is focused on products that reveal gene and protein function. This group also intends to develop products that reveal the biological reactions that take place in cells, which researchers refer to as biological pathways. Some scientists believe that a better understanding of this information may enable structure based drug design, which refers to the design of drugs based on the molecular structure of the intended drug target. This method can be contrasted with the traditional approach to drug development, whereby researchers seek to determine whether chemicals may work as drugs through trial-and-error experimentation. The following is a description of the existing products of this group as well as certain products in development:

         o Cell Based Detection Systems. Through its strategic alliance with Becton, Dickinson and Company, Applied Biosystems has co-developed a fluorometric microvolume assay technology system, referred to as an FMAT system. This instrument system uses proprietary scanning technology to rapidly detect and measure fluorescence associated with objects as small as a single cell. This system was designed for pharmaceutical researchers needing a high throughput screening system for the analysis of cells.

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

         o Functional Proteomics Products. During the 2002 fiscal year, Applied Biosystems entered into licensing, supply, and collaboration agreements with HTS Biosystems, Inc. to jointly develop and commercialize a functional proteomics system based on HTS Biosystems' high throughput affinity screening technology. This technology enables functional proteomics research, or the study of protein function, by analyzing proteins based on the way they bind to each other. Under these agreements, Applied Biosystems and HTS Biosystems also plan to jointly further develop and commercialize HTS Biosystems' existing surface plasmon resonance technology, referred to as SPR technology. SPR technology, used in functional genomics research, or the study of gene function, enables the high throughput study of protein interactions in a more cost-effective and efficient manner than other existing technologies. The study of protein interactions is an important part of functional genomics research because genes contain the code for proteins.

         Applied Genetic Analysis Products. Applied Biosystems has developed, and expects to continue to develop, products and services specially designed for specific markets, with a focus in the areas of human identification, and environmental and food testing.

         For example, Applied Biosystems develops systems that are used by crime laboratories and other agencies to identify individuals based on their DNA. Applied Biosystems believes these systems are most often used in cases of violent crime where DNA found at the crime scene is matched with DNA from suspects. The use of DNA in some criminal investigations may help solve the crimes and may reduce the cost of the investigation, and the Company believes there is a growing recognition of the validity of the use of DNA testing and DNA databases for this purpose. The systems are also used in the identification of human remains at disaster sites.

         Also, Applied Biosystems is developing technologies for bacterial and fungal detection, characterization, and identification. It has developed the MicroSeq 16S rDNA Bacterial Sequencing Kit to accurately identify microorganisms. TaqMan Pathogen Detection Kits relying on Sequence Detection Systems instrument platforms are under development. These kits are being developed to rapidly detect bacterial contamination and to detect and analyze genetically modified organisms in foods.

         Information Products. The Knowledge Business currently offers, and intends to further develop, products that offer information content designed to assist research and development efforts. The information products currently offered by the Knowledge Business include the Celera Discovery System database, as well as software, for use in combination with the Knowledge Business assay products, designed to facilitate and make more efficient experiment design and biological data analysis.

         Informatics Products and Services. The Knowledge Business develops, markets, and distributes informatics software and services used to integrate and automate life sciences research, development, and manufacturing laboratories. The science of informatics seeks to blend biology and computing to transform massive amounts of data into useful information. Informatics technology that is specifically designed for biological information is commonly referred to as bioinformatics technology.

         Users of Knowledge Business informatics products and services are typically involved in gene mapping, drug discovery, drug development, and drug manufacturing. The Knowledge Business offers various software products for laboratory information management. These products are designed to facilitate sample tracking, data collection, data analysis, and data mining. The Knowledge Business also offers informatics consulting services through its Rapid Integration Solutions Program. These system integration services are designed for laboratories seeking greater automation and integration of lab processes. Knowledge Business consultants assist customers in selecting and integrating technologies to streamline and accelerate their genomics, proteomics, and high throughput screening activities.

         Marketing and Distribution. The markets for Applied Biosystems' products and services span the spectrum of the life sciences industry, including: basic human disease research; genetic analysis; pharmaceutical drug discovery, development, and manufacturing; human identification; agriculture; and food and environmental testing. Universities, government agencies, and other non-profit organizations engaged in research activities also use Applied Biosystems' products. Each of these markets has unique requirements and expectations that Applied Biosystems seeks to address in its product offerings. Applied Biosystems' customers are continually searching for processes and systems that can perform tests faster, more efficiently, and at lower costs. Applied Biosystems believes that its focus on automated and high throughput systems enables it to respond to these needs.

         The size and growth of Applied Biosystems' markets are influenced by a number of factors, including:

         o technological innovation in methods for analyzing biological data;

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

         Patents, Licenses, and Franchises. Applied Biosystems' products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems, and others are owned by third parties and used by Applied Biosystems under license. Applied Biosystems has pursued a policy of seeking patent protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated into Applied Biosystems' products or that fall within its fields of interest. Applied Biosystems' business depends on its ability to continue developing new technologies which can be patented, or licensing new technologies from third parties that own patents in such technologies. The rights that Applied Biosystems considers important to its current business include the following:

         o Applied Biosystems has rights to PCR technology under a series of agreements with the Roche Group, which owns the patents covering the PCR process. The first of these patents expires in 2005 in the United States, and in 2006 in Europe and certain other jurisdictions. In July 2000, Applied Biosystems and the Roche Group agreed to expand the markets each company serves with products incorporating PCR. This arrangement will allow both companies to develop and market products for all potential uses of PCR. Additionally, Applied Biosystems continues to distribute products the Roche Group manufactures for research and non-diagnostic applications.

         o Applied Biosystems also licenses rights under certain patents assigned to the California Institute of Technology relating to DNA sequencing. These patents expire between 2009 and 2018 in the United States, and in 2005 in Europe and certain other jurisdictions.

         o Applied Biosystems also licenses rights under certain patents assigned to the University of Colorado relating to oligonucleotide synthesis. The last of these patents in the United States will expire in 2007. The corresponding foreign patents have expired except for certain patents in Canada and Mexico, which expire in 2003.

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

         Backlog. Applied Biosystems' total recorded backlog at June 30, 2001, was $202.3 million, which included $5.0 million of orders from Celera Genomics. Applied Biosystems' total recorded backlog at June 30, 2002 was $235.8 million, which included $4.6 million of orders from Celera Genomics and $3.0 million of orders from Celera Diagnostics. It is Applied Biosystems' general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2003.

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

         Research, Development, and Engineering. Applied Biosystems is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. Research, development, and engineering expenses for Applied Biosystems totaled $141.2 million in fiscal 2000, $184.5 million in fiscal 2001, and $219.6 million in fiscal 2002. The Company expensed $255.6 million in fiscal 2000, $323.4 million in fiscal 2001, and $381.9 million in fiscal 2002 for Company-sponsored research, development, and engineering activities.

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

         Celera Genomics Group

         Overview. Celera Genomics is engaged principally in integrating advanced technologies to discover and develop new therapeutics. Celera Genomics intends to leverage its capabilities in proteomics, bioinformatics, and genomics to identify and validate drug targets and diagnostic marker candidates, and to discover and develop novel therapeutic candidates. Celera Genomics expects to use these capabilities with its molecular and cell biology, medicinal and computational chemistry, pharmacology, and other drug development technologies to optimize the potency, selectivity, and physical properties of new drug candidates. Currently, Celera Genomics has collaborations with large pharmaceutical companies and internal programs for discovering therapeutics for inflammatory diseases, including asthma, osteoporosis, and rheumatoid arthritis. Celera Genomics also has internal programs for discovering therapeutics for the treatment of thrombosis and various types of cancer, including pancreatic and lung cancer.

         Celera Genomics was originally formed for the purpose of generating and commercializing information to accelerate the understanding of biological processes and to assist the research endeavors of pharmaceutical, biotechnology, and life science research entities. A key component of Celera Genomics' original business strategy was the development and sale of its Celera Discovery System, an online information and discovery system through which users can access Celera Genomics' genomic and related biological and medical information.

         Development of Therapeutics Business. During its 2001 fiscal year, Celera Genomics announced that it was expanding its operations to include therapeutics discovery and development in addition to its online database business. During the 2002 fiscal year, Celera Genomics completed a number of steps, including the following, to further develop its therapeutics business and establish that business as its primary focus:

         o In November 2001, Celera Genomics completed the acquisition of Axys, a small molecule drug discovery and development company. Celera Genomics believes that

                  Axys' medicinal and structural chemistry and biology capabilities and preclinical programs will accelerate the development of its therapeutics business.

         o Celera Genomics announced a number of important management changes. In January 2002, Celera Genomics announced the resignation of J. Craig Venter, Ph.D. as its President, and in April 2002, Celera Genomics announced the appointment of Kathy Ordonez, who is also President of Celera Diagnostics, as his replacement. Before her affiliation with the Company, Ms. Ordonez served as the President and Chief Executive Officer of Roche Molecular Systems for nine years. Also in January 2002, Celera Genomics announced the appointment of David Block, M.D., as the Chief Operating Officer of its therapeutics business. Prior to his employment by the Company, Dr. Block was employed by DuPont Pharmaceuticals in various capacities for approximately 12 years, including Vice President for International Operations. In July 2002, Celera Genomics announced the appointment of Robert Booth, Ph.D., as its Senior Vice President of Research and Development to lead its therapeutics research and development efforts. Prior to his appointment by the Company, Dr. Booth was employed by Hoffmann-La Roche in various capacities for approximately 13 years, including as Senior Vice President responsible for all research and early development of inflammatory, viral, respiratory, and bone disease products.

         o In April 2002, Celera Genomics and Applied Biosystems entered into a marketing and distribution agreement pursuant to which Applied Biosystems has become the exclusive marketer of Celera Genomics' Celera Discovery System and related information assets as part of Applied Biosystems' new Knowledge Business. The agreement is expected to enable Celera Genomics' executive team to focus on therapeutic discovery and development.

         o Celera Genomics substantially increased the number of research and development employees assigned to therapeutic programs. Also, in June 2002, Celera Genomics announced the implementation of a restructuring of its organization intended to focus the group's resources on therapeutic discovery and development. The restructuring also involved the reduction of infrastructure, including personnel and positions, previously built to support the group's sequencing activities and online/information business.

         Celera Genomics may pursue both small molecule and antibody therapeutics. Small molecule therapeutics are low molecular weight synthetic pharmaceuticals, whereas antibody therapeutics are generally large molecular weight protein-based biological compounds. Celera Genomics plans to commercialize discoveries, either at the target or therapeutic level, through internal product development, collaborations, or licensing of intellectual property.

         Scientific Approach to Discovery. Celera Genomics expects its scientific approach in therapeutic discovery to be as follows:

         o Proteomics. Celera Genomics expects that its discovery program will use high throughput proteomics to identify proteins which are associated with the onset or progression of disease, and which may therefore be potential targets for therapeutic intervention or markers for disease detection or progression. In the 2002 fiscal year,

                  Celera Genomics completed the construction of its proteomics facility. Celera Genomics is currently scaling up the operations of the proteomics facility, which is expected to become fully operational during the Company's 2003 fiscal year. Using its proteomics technology, Celera Genomics plans to generate and identify proteins as therapeutic targets in the areas of pancreatic and lung cancer. Celera Genomics also intends to initiate a proteomics program for an additional disease during the 2003 fiscal year.

                  Celera Genomics plans to evaluate differential protein patterns in biological samples from both healthy and diseased individuals. Celera Genomics expects to evaluate sera samples, which are readily available, as well as tissue samples, which are less readily available. Celera Genomics has designed advanced methods to separate cellular and subcellular components of biological samples and to capture from these components proteins belonging to druggable target classes. Druggable target classes are related proteins which in the past have been successfully used in the pharmaceutical industry as points of therapeutic intervention. Celera Genomics intends to use advanced chromatography and mass spectrometer systems that are amenable to high throughput quantitation and identification of proteins. Celera Genomics expects to use its assembled human and mouse genomes and proprietary software and algorithms to identify proteins associated with diseases.

                  Celera Genomics expects to use a variety of methodologies to validate targets and markers. Validation refers to the process whereby the biological relevance of a particular target or marker, and, therefore, its potential therapeutic or diagnostic relevance, is confirmed. Celera Genomics intends to use immunohistochemistry, or the identification of proteins in tissues and cells using antibody reagents, to refine its understanding of therapeutic targets and diagnostic markers of interest and, for example, to identify expression profiles that would support or preclude meaningful progression of the drug targets. For targets and markers of interest, Celera Genomics intends to perform tests to determine their relevance across a broad range of tissues and diseases. Celera Genomics has obtained and expects to continue accessing further validation capabilities through collaborations. For example, in 2001, Celera Genomics entered into a collaboration with SomaLogic, Inc. to access its aptamer technology, which is used to identify protein expression and function.

         o Bioinformatics. Celera Genomics believes that its bioinformatics infrastructure will accelerate the discovery process of identifying targets and markers. For example, Celera Genomics expects to develop the capability to perform simulated, computer-based experimentation, which Celera Genomics believes would minimize or eliminate the need to perform more labor intensive experiments in the laboratory. Also, Celera Genomics believes that it can develop proprietary algorithms for use in its large scale computing infrastructure for the extraction of data from proteomics experiments and the integration of this data with genome, gene expression, and protein characterization information, scientific literature, and the patent status of possible targets or markers. Celera Genomics believes the application of these algorithms to this data could be used to facilitate the identification of targets and markers. However, Celera Genomics' ability to develop these capabilities is unproven, and, if developed, their utility in the therapeutics discovery and development process is uncertain.

         o Genomics. As a complementary approach to the proteomics methods described above, Celera Genomics expects to use genomics to identify therapeutic targets. Celera Genomics intends to further characterize novel genes, including those for which the Company has been granted patents or for which it has filed patent applications, by conducting in vitro cell studies and in vivo animal studies. In vitro refers to testing or other activities performed outside the living body, and in vivo refers to testing or other activities performed in the living body. Celera Genomics expects to incorporate its bioinformatics capabilities into this process. After the functions of genes are determined, Celera Genomics intends to establish the priorities of these genes or their gene products as targets based on the families of proteins they encode, the association of the expression of these genes with specific diseases, and the functional importance of the genes products to cells. In 2001, Celera Genomics entered into a collaboration with Isis Pharmaceuticals, Inc. to add to its capabilities in this area. The collaboration provides Celera Genomics with access to Isis Pharmaceuticals' antisense technology, which is used to characterize the function of selected genes.

         Although Celera Genomics intends to use scientific methods that may result in diagnostic discoveries, Celera Genomics has not yet determined how it would seek to commercialize those discoveries, if any. They could be commercialized through Celera Diagnostics or through other arrangements.

         Axys Acquisition. In November 2001, Celera Genomics completed the acquisition of Axys, a small molecule drug discovery and development company. Celera Genomics believes that Axys' medicinal and structural chemistry and biology capabilities and preclinical programs will accelerate the development of its therapeutic discovery business for the following reasons:

         o Axys' medicinal chemistry and biology capabilities are expected to provide additional capabilities for in vivo and in vitro target validation, as well as chemistry based validation through hit-based functionation, which is the identification of function through interaction with molecules of known biological activity.

         o Celera Genomics expects to benefit from Axys' expertise in the fields of small molecule structure based drug design, medicinal and combinatorial chemistry, and pharmacokinetic and safety evaluation. Axys has developed a general expertise in proteases, a known druggable class of proteins. Proteases are enzymes that break down certain chemical bonds in proteins and are essential to the body's physiological processes such as inflammation. Proteases are generally classified by how they break down a protein's chemical bonds. Cysteine and serine proteases are two classes of these enzymes.

         o Axys has existing drug discovery partnerships in the area of inflammatory diseases, including (1) a collaboration with Merck & Co. to develop small molecule inhibitors of cathepsin K, a cysteine protease, for the treatment of osteoporosis, (2) a collaboration with Aventis Pharmaceuticals to develop inhibitors of cathepsin S, another type of cysteine protease, for the treatment of rheumatoid arthritis, chronic obstructive pulmonary disease, atherosclerosis, allergic rhinitis, and asthma, and (3) a collaboration with Bayer AG to develop inhibitors of tryptase, a serine protease, for the treatment of asthma.

         o Axys also has non-partnered preclinical programs, including a program to develop inhibitors of Factor VIIa, a serine protease, for the treatment of deep vein thrombosis and cathepsin F, a cysteine protease, for the treatment of asthma and other inflammatory diseases.

         Scientific Progress Relating to Sequencing Efforts. In June 2000, Celera Genomics and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, Celera Genomics announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and placed or positioned on each chromosome within the genome. Celera Genomics' first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. Celera Genomics released a detailed ordered consensus human genome assembly in the journal Science in February 2001. Celera Genomics intends to continue updating the assembly of the human and mouse genomes as it continues to annotate these genomes, and to incorporate this information into its Celera Discovery System database. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function.

         In sequencing and assembling the human and mouse genomes, Celera Genomics used an advanced strategy known as "shotgun sequencing." This technique uses a combination of Applied Biosystems' high throughput sequencing equipment to sequence DNA fragments and powerful computers and proprietary software algorithms to assemble them. Celera Genomics believes that its shotgun sequencing strategy has accelerated the generation of genomic information and the discovery of new genes. This information includes rarely expressed genes, predicted proteins, and other factors, such as regulatory regions, that control gene expression. This data forms the basis of Celera Genomics' human genome database. Information from this database is available through the Celera Discovery System, which is currently being marketed by the Applied Biosystems Knowledge Business.

         As part of the Applera Genomics Initiative, Celera Genomics has prioritized and is resequencing approximately 25,000 genes from 39 individuals and a chimpanzee, which the Company believes will reveal a larger number of SNPs with health related implications than are currently available. SNPs are naturally occurring genetic variations within a genome that scientists believe can be correlated with susceptibility to disease, disease prognosis, therapeutic efficiency, and therapeutic toxicity. Celera Genomics has identified over 100,000 SNPs to date, a majority of which Celera Genomics believes have not been previously identified by other researchers. Celera Genomics intends to use this SNP data in its internal discovery efforts to improve the prediction of the efficacy and toxicity of drug candidates.

         Online Marketing and Distribution Agreement with Applied Biosystems; Celera Discovery System. In April 2002, Celera Genomics and Applied Biosystems entered into a marketing and distribution agreement pursuant to which Applied Biosystems has become the exclusive marketer of Celera Genomics' Celera Discovery System and related information assets. Applied Biosystems is expected to integrate the Celera Discovery System and other genomic and biological information into its new Knowledge Business. The agreement is expected to enable Celera Genomics' executive team to focus on therapeutics discovery and development.

         In exchange for marketing and distribution rights to the Celera Discovery System and other genomic and biological information and access to the Celera Discovery System and related information, Applied Biosystems will provide Celera Genomics with royalty payments on revenues generated by sales of certain products of the Knowledge Business from July 1, 2002, through the end of fiscal 2012. The royalty rate is progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate becomes a fixed percentage of sales starting in fiscal 2009, and the rate declines each succeeding fiscal year through fiscal 2012. Assays-on-Demand, Assays-by-Design, certain reagents for arrays, and new database subscriptions sold by the Knowledge Business are the products subject to royalties.

         Whether Celera Genomics actually receives any royalties from Applied Biosystems under this agreement, and the amount of these royalties, depends on Applied Biosystems' ability to successfully commercialize Knowledge Business products subject to the royalty. The Knowledge Business is an emerging business, and Applied Biosystems has not proven its ability to successfully commercialize these products. Celera Genomics believes that in order for the Knowledge Business to be successful, Applied Biosystems may have to devote significant resources to researching, developing, marketing, and distributing Knowledge Business products and services. However, Celera Genomics has no control over the amount and timing of Applied Biosystems' use of its resources, including for products subject to Celera Genomics' royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

         Under the terms of the marketing and distribution agreement, Celera Genomics will receive all revenues under, and be responsible for all costs and expenses associated with, Celera Discovery System and related information contracts that were in effect on April 1, 2002, the effective date of the agreement, or which were entered into during a three-month transition period ended June 30, 2002 (as well as renewals of these contracts, if any). The revenue anticipated by Celera Genomics under these contracts could be adversely impacted as a result of changes made to Celera Discovery System products by or at the request of Applied Biosystems pursuant to the marketing and distribution agreement. However, Applied Biosystems has agreed to reimburse Celera Genomics for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below $62.5 million (as well as renewals, if any) during the four fiscal years ending with the 2006 fiscal year if the shortfall is due to changes made to Celera Discovery System products by or at the request of Applied Biosystems, provided Celera Genomics otherwise continues to perform under these contracts. During the term of the marketing and distribution agreement (other than the transition period), Celera Genomics will not be marketing Celera Discovery System products and services to, and will not be contracting with, new customers. Accordingly, except for the anticipated revenue under Celera Discovery System contracts in effect on June 30, 2002 and renewals of these contracts, if any, and Applied Biosystems' corresponding reimbursement obligation, Celera Genomics does not expect any revenues from Celera Discovery System and related products and services other than the potential royalty payments from Applied Biosystems under the marketing and distribution agreement. Although under certain contracts with existing Celera Discovery System customers, Celera Genomics is entitled to milestone payments or future royalties based on products developed by its customers, Celera Genomics believes these arrangements are unlikely to produce any significant revenue for the group.

         Celera Genomics will continue to have access to all data, which may include formats not available to third parties, and other intellectual property associated with the Celera Discovery System for its therapeutic programs. Celera Genomics expects that such data and intellectual property will have a significant role in its product research and development.

         Raw Materials. Celera Genomics' operations require a variety of raw materials, such as chemical and biochemical materials and other supplies, some of which are occasionally found to be in short supply. Any interruption in the availability of these materials could adversely affect Celera Genomics' operations.

         In particular, Celera Genomics needs access to human and other tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If Celera Genomics loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

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

         Celera Genomics' business and competitive position are dependent, in part, on its ability to protect its database information, its software technology, its novel DNA sequence discoveries, its SNP discoveries, its protein discoveries, its therapeutic discoveries, and its diagnostic discoveries using a variety of intellectual property mechanisms. In addition to seeking patent protection, Celera Genomics may rely on copyright and trade secret laws to protect its discoveries. Celera Genomics recognizes that many of the intellectual property laws are directly suitable for application to such discoveries while other protections may not be available or extend to cover genomic and/or proteomic-based discoveries.

         Celera Genomics has sought and expects to continue seeking patent protection for inventions relating to its DNA sequence, SNP, protein, therapeutic, and diagnostic discoveries. Celera Genomics' current plan is to apply for patent protection for novel DNA sequences, SNPs, proteins, and novel uses for these DNA sequences, SNPs and proteins, as well as therapeutic and diagnostic agents it discovers or develops. Although obtaining patent protection based on DNA sequences, SNPs, and proteins might enhance Celera Genomics' business, Celera Genomics does not believe that its commercial success will be materially dependent on its ability to do so. However, Celera Genomics' failure to receive patents for its therapeutic and diagnostic discoveries could adversely affect the commercial value of such discoveries. Currently, Celera Genomics has patent applications claiming its DNA sequence, SNP, protein, therapeutic, and diagnostic discoveries that are pending in the United States and in foreign jurisdictions and currently owns 55 United States patents.

         The issuance of patents is uncertain worldwide. Furthermore, laws relating to the patenting of novel DNA sequences and proteins are currently under review and revision in many countries. Moreover, publication of information concerning partial DNA sequences prior to the time that Celera Genomics applies for patent protection may affect Celera Genomics' ability to obtain patent protection. In addition, patent claims to a partial sequence may not cover a full-length sequence inclusive of that partial sequence. Currently, the United States Patent and Trademark Office requires disclosure in the patent application of a specific and substantial and credible utility in order to support the patentability of a DNA sequence or protein.

         In January 1997, TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences assembled from expressed sequence tags available in publicly accessible databases or sequenced at TIGR. The National Human Genome Research Institute also plans to release sequence information to the public. These disclosures might limit the scope of Celera Genomics' claims or make subsequent discoveries related to certain DNA sequences and proteins unpatentable. While Celera Genomics believes that the publication of sequence data will not preclude it or others in all instances from obtaining patent protection on certain DNA sequences and proteins, there can be no assurances that these publications will not affect the ability to obtain patent protection.

         In February 2001, Celera Genomics disclosed an assembly of the human genome and gene/protein annotations in a publicly accessible database at Celera Genomics. The federally funded Human Genome Project also released a human genome sequence assembly to the public on this date, and has announced that a finished version of its human genome sequence will be completed in 2003. These disclosures might limit the scope of Celera Genomics' claims or make subsequent discoveries related to certain DNA sequences and proteins unpatentable. While Celera Genomics believes that the publication of sequence data will not preclude it or others in all instances from obtaining patent protection on certain DNA sequences and proteins, there can be no assurances that these publications will not affect the ability to obtain patent protection.

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

         Backlog. Celera Genomics' total recorded backlog at June 30, 2001 was $66.1 million. Celera Genomics' total recorded backlog at June 30, 2002 was $81.5 million. It is Celera Genomics' general policy to include in backlog only purchase orders that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that all orders included in the current backlog will be delivered before the close of fiscal year 2003.

         Competition. The pharmaceutical industry is competitive and evolving. There is intense competition among pharmaceutical and biotechnology companies attempting to discover candidates for potential new therapeutic products. These companies may:

         o        develop new therapeutic products in advance of Celera
                  Genomics;

         o develop therapeutic products which are more effective or more cost-effective than those developed by Celera Genomics;

         o obtain regulatory approvals of their therapeutic products more rapidly than Celera Genomics; or

         o obtain patent protection or other intellectual property rights that would limit Celera Genomics' ability to develop and commercialize therapeutic products.

         Research and Development. Celera Genomics is actively engaged in basic and applied research and development programs designed to develop new therapeutic products and support the commitments of existing online/information contracts. Research and development expenses for Celera Genomics totaled $148.6 million in fiscal 2000, $164.7 million in fiscal 2001, and $132.7 million in fiscal 2002. The Company expensed $255.6 million in fiscal 2000, $323.4 million in fiscal 2001, and $381.9 million in fiscal 2002 for Company-sponsored research, development, and engineering activities.

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

         Celera Diagnostics, a Joint Venture between Applied Biosystems and Celera Genomics

         Overview. Celera Diagnostics is engaged principally in the discovery, development, and commercialization of novel human diagnostic products. These products are expected to provide genetic information which may lead to earlier and more effective treatment of disease. Celera

Diagnostics expects that the primary users of its products will be reference laboratories, hospitals, and medical clinics worldwide that perform diagnostic testing for human health care.

         During the 2001 fiscal year, Celera Diagnostics was formed and moved into its principal facilities in Alameda, California. During the 2002 fiscal year, its first full fiscal year of operations, it took a number of steps, including the following, to develop its business:

         o        it assembled an experienced management team;

         o it integrated the pre-existing molecular diagnostics business contributed by Applied Biosystems in connection with the formation of Celera Diagnostics;

         o it substantially increased its staff in the area of discovery research, product development, manufacturing, quality, regulatory affairs, and marketing;

         o it completed construction of its high-volume discovery laboratories for conducting genotyping and gene expression research;

         o it initiated its first gene-disease association study, which is being conducted to identify genetic markers that correlate with Alzheimer's disease;

         o it entered into a strategic alliance with Abbott Laboratories to develop, manufacture, and market a broad range of in vitro molecular diagnostic products, or molecular diagnostic products that are used for testing outside of the living body, for disease detection, disease progression monitoring, and therapy selection; and

         o it submitted its first regulatory filing to the United States Food and Drug Administration for an HIV diagnostic product.

         Summary of Joint Venture Agreement. Celera Diagnostics was formed during the 2001 fiscal year as a joint venture between Applied Biosystems and Celera Genomics. In connection with the formation of Celera Diagnostics, Applied Biosystems contributed, among other things, its then-existing molecular diagnostics business to Celera Diagnostics, and Celera Genomics contributed, among other things, access to its genome databases. Also, Celera Genomics agreed to fund all of the cash operating losses of Celera Diagnostics up to a maximum of $300 million ("initial losses"), after which, operating losses, if any, will be shared equally by Applied Biosystems and Celera Genomics. Celera Diagnostics' profits, if any, will be shared in the ratio of 65 percent to Celera Genomics and 35 percent to Applied Biosystems until the cumulative profits of Celera Diagnostics equal the initial losses. Subsequently, profits and losses and cash flows would be shared equally between the groups. Capital expenditures and working capital requirements of Celera Diagnostics will be funded equally by the groups. Applied Biosystems will reimburse Celera Genomics for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are utilized by Applied Biosystems. In the event of liquidation of the assets attributable to Celera Diagnostics, including sale of these assets, the proceeds upon liquidation would be distributed to Applied Biosystems and Celera Genomics based on a proportion similar to their relative investment accounts. If the proceeds upon liquidation are in excess of the groups' combined investment accounts, the excess liquidation proceeds would be shared in the ratio of 65 percent to Celera Genomics and 35 percent to Applied Biosystems until the cumulative amount of the distributed excess proceeds equals the initial losses funded by Celera

Genomics. Any additional liquidation proceeds would be allocated equally to Celera Genomics and Applied Biosystems.

         Research and Development; Abbott Laboratories Strategic Alliance. During the 2002 fiscal year, Celera Diagnostics first focused its activities on staffing and completing its high-volume discovery laboratories, and then began research and development of products that detect infectious diseases and human genetic disorders. Celera Diagnostics expects to expand these research and development efforts, and in particular, it intends to leverage its genotyping and gene expression capabilities, and the SNP data from the Applera Genomics Initiative, to perform large-scale gene-disease association studies to identify new diagnostic markers. Celera Diagnostics' first gene-disease association study, involving Alzheimer's disease, is currently underway, and several additional studies in cancer, cardiovascular disease, and inflammatory diseases are planned for the current fiscal year. If these studies are successful, Celera Diagnostics expects to develop and market reagents that detect the newly discovered genetic markers.

         In June 2002, Celera Diagnostics announced a strategic alliance with Abbott Laboratories, one of the world's largest diagnostics companies, to discover, develop and commercialize a broad range of in vitro diagnostic products for disease detection, disease progression monitoring, and therapy selection. The agreement with Abbott Laboratories is limited to diagnostic products that detect nucleic acids, for example DNA or RNA. Diagnostics based on the detection of proteins, rather than nucleic acids, is another potential business area for Celera Diagnostics but is not a part of the agreement with Abbott Laboratories and is not a current focus of Celera Diagnostics. Under the Abbott Laboratories agreement, Celera Diagnostics and Abbott Laboratories will jointly fund research and development. Celera Diagnostics believes that Abbott Laboratories' expertise in the diagnostics industry will enhance Celera Diagnostics' research and development efforts, and expedite its ability to bring products to market.

         Celera Diagnostics expects to rely substantially on its alliance with Abbott Laboratories for the success of its business strategy for the foreseeable future. The Abbott Laboratories agreement may be terminated by a non-breaching party in the event of a material breach and, under certain circumstances, by either party in the event of a change in control of the other party. Also, Celera Diagnostics cannot ensure that Abbott Laboratories will perform its obligations as expected. If Abbott Laboratories terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of diagnostics products may be delayed or otherwise adversely affected.

         Research and development expenses for Celera Diagnostics totaled $4.5 million in fiscal 2001 and $39.0 million in fiscal 2002. The Company expensed $255.6 million in fiscal 2000, $323.4 million in fiscal 2001, and $381.9 million in fiscal 2002 for Company-sponsored research, development, and engineering activities.

         Celera Diagnostics Products. Celera Diagnostics plans to develop products that provide useful genetic information to facilitate disease detection, prediction of disease predisposition, disease progression, disease severity, and responsiveness to treatment regimens. Such products are expected to include primarily in vitro diagnostic test kits, which may be labeled for use in diagnosing specific diseases or other conditions, as well as products referred to as "analyte specific reagents," which may be used for clinical testing but which may not be labeled for use in diagnosing any specific disease or condition.

         While the sale of in vitro diagnostic test kits requires clearance or approval by the United States Food and Drug Administration, analyte specific reagents are a class of products defined by the agency's regulations which may be sold without any regulatory submission, so long as they are manufactured and marketed in compliance with the requirements of the agency's Quality System regulations, such as Good Manufacturing Practices. Because analyte specific reagents are not subject to United States Food and Drug Administration clearance or approval, Celera Diagnostics believes they can generally be commercialized sooner than diagnostic test kits, though the labeling restrictions would likely affect market acceptance of the products.

         Celera Diagnostics is currently marketing three products, all of which were contributed by Applied Biosystems in connection with the formation of Celera Diagnostics in different stages of development. Following is a description of these products:

         o ViroSeq(TM) HIV-1 Genotyping System. The genome of human immunodeficiency virus, commonly known as HIV, undergoes mutations in an infected patient, especially in response to anti-viral drug treatment. Some of the mutations have been shown to render the virus resistant to the action of these drugs, thereby diminishing the effectiveness of the treatment. Therefore, the detection of mutations in HIV that correlate with drug resistance provides useful information to physicians in monitoring the course of treatment and selecting the most effective regimen for each individual HIV-infected patient.

                  During the 2002 fiscal year, Celera Diagnostics submitted a 510(k) filing to the United States Food and Drug Administration for the ViroSeq(TM) HIV-1 Genotyping System. A 510(k) filing is a pre-market notification to the United States Food and Drug Administration that Celera Diagnostics intends to market this product as an in vitro diagnostic test kit. This product is for use in testing human blood samples for identifying drug-resistant mutations in the HIV-1 genome. HIV-1 is one of the most prevalent strains of HIV. Celera Diagnostics' filing is currently under review by the agency, which must provide clearance before Celera Diagnostics can market the product in the United States. Regulatory approval was granted in France for this product during the 2002 fiscal year, and the product is currently being marketed in that country.

         o Cystic Fibrosis Assay. Cystic fibrosis is an inherited genetic disorder that affects children and young adults. It is caused by a number of mutations in the cystic fibrosis gene. Detection of these mutations should allow for testing of women during pregnancy, as currently recommended by the American College of Obstetricians and Gynecologists, as well as for early monitoring of the disease and prescription of appropriate treatment. Celera Diagnostics sells analyte specific reagents that identify mutations in the cystic fibrosis gene.

         o HLA Sequencing-Based Typing Kits. Transplantation of tissues and organs between genetically-unrelated individuals usually results in rejection of the donor graft, or tissue, by the recipient. Such rejection is due to differences in certain genes between a donor and a recipient. These genes have been mapped to a region of the human genome known as HLA. Analysis of HLA genes to match donor-recipient pairs with minimal differences in these genes has greatly improved the success of transplantation. Celera Diagnostics' HLA-typing products detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information regarding the likelihood of transplant rejection by a recipient. Celera Diagnostics has not sought or received clearance or approval of the United States Food and Drug Administration for these products, and does not manufacture these products in accordance with United States Food and Drug Administration requirements. Accordingly, these products can be sold only for research use and cannot be sold for diagnostic purposes either as diagnostic kits or as analyte specific reagents. Celera Diagnostics is evaluating its strategy for these products, which may result in discontinuance or which may result in further development to enable sale as diagnostic products.

         Regulation of Diagnostic Products. In the United States and in other countries, diagnostic products are heavily regulated by governmental agencies. Although some of the products that Celera Diagnostics expects to market may not require regulatory clearance or approval, its current business strategy is to develop and market a number of products that will require this clearance or approval, including for example its ViroSeq HIV-1 Genotyping System. In the United States, either Celera Diagnostics or its collaborators will have to show through pre-clinical studies and clinical trials that each of these diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the United States Food and Drug Administration for the commercial sale of that product. Outside of the United States, the regulatory requirements vary from country to country. If Celera Diagnostics or its collaborator fails to adequately show the safety and effectiveness of a diagnostic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in large-scale clinical trials. Celera Diagnostics cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

         Even if Celera Diagnostics obtains regulatory clearance or approval, it will be subject to certain risks and uncertainties relating to regulatory compliance, including: post-approval clinical studies and inability to meet the compliance requirements of the United States Food and Drug Administration's Good Manufacturing Practices (Quality System) regulations. In addition, the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of approval, or could require reformulation of a diagnostic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Diagnostics from generating revenues from the sale of that diagnostic product.

         Marketing and Distribution. Celera Diagnostics expects that reference laboratories, hospitals, and medical clinics that perform diagnostic testing will be the primary users of its products. Celera Diagnostics does not expect to develop its own marketing and distribution organization for the foreseeable future. Under the terms of its strategic alliance with Abbott Laboratories, Abbott Laboratories will serve as Celera Diagnostics' exclusive worldwide distributor of nucleic acid-based diagnostic products developed under the agreement.

         Celera Diagnostics expects that substantially all of its nucleic acid testing products for the foreseeable future will be covered by the Abbott Laboratories agreement. However, in the future Celera Diagnostics may develop products not covered by the agreement, in which case

Celera Diagnostics would have to develop its own marketing and distribution capability or find other distributors for these products.

         Raw Materials. Celera Diagnostics' operations require a variety of raw materials, such as chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Any interruption in the availability of these materials could adversely affect Celera Diagnostics' operations.

         In particular, Celera Diagnostics needs access to human tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera Diagnostics may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human tissue samples. If Celera Diagnostics loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

         Patents, Licenses, and Franchises. Through its internal research programs and collaborative programs, including the Applera Genomics Initiative, Celera Diagnostics anticipates that it will develop an increasing portfolio of intellectual property. Celera Diagnostics may use such intellectual property in its internal development programs or may license it to third parties or customers for some combination of license fees, milestone payments, and royalty payments.

         Celera Diagnostics' products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems and Celera Genomics, and other patents are owned by third parties and used by Celera Diagnostics under license.

         Competition. The diagnostic industry in which Celera Diagnostics operates is competitive and evolving. There is intense competition among healthcare, biotechnology, and diagnostic companies attempting to discover candidates for potential new diagnostic products. These companies may:

         o        develop new diagnostic products in advance of Celera
                  Diagnostics;

         o develop diagnostic products which are more effective or more cost-effective than those developed by Celera Diagnostics;

         o obtain regulatory clearance or approval of their diagnostic products more rapidly than Celera Diagnostics; or

         o obtain patent protection or other intellectual property rights that would limit Celera Diagnostics' ability to develop and commercialize, or its customers' ability to use, Celera Diagnostics' diagnostic products.

         Celera Diagnostics competes with entities in the United States and abroad that are engaged in the development and commercialization of products that provide genetic information. They include:

         o purveyors of genetic testing services, which are not subject to the same clinical validation requirements as Celera Diagnostics' products, and which do not require United States Food and Drug Administration or other regulatory approval, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.;

         o manufacturers of analyte specific reagents and genotyping test kits;

         o purveyors of phenotyping assay services, which are used to determine the physical traits of diseased samples; and

         o manufacturers and distributors of DNA probe-based diagnostic systems.

         Environmental Matters. Celera Diagnostics is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where Celera Diagnostics operates or maintains facilities. Celera Diagnostics does not believe that any liability arising under, or compliance with, environmental laws or regulations will have a material effect on its business, and no material capital expenditures are expected for environmental control.

         Employees

         As of June 30, 2002, the Company had approximately 5,950 employees allocated as follows:

               Business/Function                             Number
               -----------------                             ------

               Applied Biosystems                             4,790

               Celera Genomics                                  820

               Celera Diagnostics                               160

               Corporate Staff                                  180

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

Financial Information About Geographic Areas

         A summary of net revenues from external customers and long-lived assets attributed to each of the Company's geographic areas for the fiscal years 2000, 2001, and 2002 is incorporated herein by reference to Note 14 on pages 71-83 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

         The Company's consolidated net revenues from external customers in countries other than the United States for fiscal years 2000, 2001, and 2002 were $690.0 million, $833.9 million, and $845.4 million, or 50.3%, 50.7%, and 49.7%, respectively, of the Company's consolidated net revenues.

         The Company's manufacturing facilities outside the continental United States are located in the United Kingdom, Japan, and Singapore.

Executive Officers of the Registrant

         Information concerning the executive officers of the Company is incorporated by reference to the description under the heading "Identification and Business Experience of Executive Officers" on pages 71 and 72 in Part III of this Annual Report on Form 10-K.

Item 2. PROPERTIES

Applied Biosystems Group Facilities

         Applied Biosystems' headquarters are located in leased facilities in Foster City, California. Applied Biosystems owns or leases various other facilities worldwide for manufacturing, distribution, warehousing, research and development, sales and demonstration, service, and administration. The following is a list of Applied Biosystems' principal and other material facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Applied Biosystems and these facilities are maintained in good working order.


                                                          Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)        (Expiration Date of Leases)
--------------------------------------------        ---------------------------

Foster City, CA  (762,000)                          Leased (2003-2015)
Hayward, CA  (66,000)                               Leased (2004)
San Jose, CA  (81,000)                              Owned
Bedford, MA  (73,000)                               Leased (2004 - 2011)
Framingham, MA  (140,000)                           Leased (2009)
Cambridge, MA  (10,700)                             Leased (2003)
Santa Fe, NM  (14,000)                              Leased (2010)
Houston, TX  (50,000)                               Leased (2004)
Warrington, United Kingdom  (88,000)                Owned
Rotterdam, Netherlands (64,000)                     Leased (2010)
Singapore  (36,000)                                 Leased (2002)
Narita, Japan (24,000)                              Owned

         The Foster City, California facilities are comprised of 27 buildings located at a single complex. These buildings are leased from various parties under leases that expire between 2003 and 2015. The Bedford, Massachusetts facilities include 3 buildings at separate locations within that city having approximately 30,000, 28,000, and 15,000 square feet, the leases for which expire in 2011, 2004, and 2007. The Warrington, United Kingdom facilities include 2 buildings at separate locations within that city having approximately 49,000 and 39,000 square feet.

         Applied Biosystems purchased an 80-acre property in Pleasanton, California, in September 2000, on which the Company intends to construct new facilities with approximately 600,000 square feet for research and development, manufacturing, and administrative purposes. Since acquiring this property, Applied Biosystems has demolished a majority of the existing facilities and commenced the first phase of construction. During this first phase, Applied Biosystems is constructing two buildings comprising approximately 140,000 and 95,000 square feet. Applied Biosystems expects to complete and occupy the smaller of these two buildings during the first half of 2003. Completion and occupancy of the other building is expected to occur later in 2003.

         Also, Applied Biosystems is currently constructing a new building with approximately 30,000 square feet in Bedford, Massachusetts. Applied Biosystems expects to move its Cambridge, Massachusetts operations to this building upon the expiration of the Cambridge, Massachusetts lease in March 2003.

         Applied Biosystems also owns approximately 15 acres of undeveloped land in Vacaville, California, and is evaluating whether to develop or sell this property.

Celera Genomics Group Facilities

         Celera Genomics' headquarters are located in two owned adjacent buildings in Rockville, Maryland. Celera Genomics' administrative facilities, sequencing facility, research and development laboratories, bioinformatics data center, and proteomics laboratory are located at its headquarters. Celera Genomics also leases various other facilities for research and development, sales, and service, as well as a facility in Pasadena, California which is the headquarters for Paracel, Inc., which was acquired by Celera Genomics in June 2000. The following is a list of Celera Genomics' principal and other material facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Celera Genomics and these facilities are maintained in good working order:

                                                           Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)        (Expiration Date of Leases)
--------------------------------------------        ---------------------------
Rockville, MD  (220,000)                            Owned
Pasadena, CA  (85,000)                              Leased (2011)
South San Francisco, CA (69,300)                    Leased (2006)
South San Francisco, CA (44,000)                    Owned
South San Francisco, CA (13,600)                    Leased (2006)

         Celera Genomics expects to use approximately 80% of the capacity of the owned facility in Rockville, Maryland for the foreseeable future. The Company expects that the remaining approximately 20% of capacity will be used by Applied Biosystems and for general corporate purposes. Also, this facility is located on a parcel of land owned by the Company that includes approximately 13 acres of undeveloped land. The Company believes this land could be used for the construction of additional facilities, if necessary.

         Celera Genomics expects to use approximately 35% of the capacity of the leased facility in Pasadena, California for the remainder of the lease term. The Company has subleased a portion of the remaining capacity and is seeking to sublease the balance of the remaining capacity for the remainder of the lease term.

         The owned facility in South San Francisco, California is located on land leased by the Company under a long-term ground lease.

Celera Diagnostics Facilities

         The Company has leased the following two facilities to serve as the principal facilities for Celera Diagnostics, which Celera Diagnostics is using as its headquarters as well as for research and development and administrative purposes, and which it expects to use for manufacturing purposes in the future. Except as otherwise noted below, these facilities are maintained in good working order.


                                                         Owned or Leased
Location (Approximate Floor Area in Sq. Ft.)        (Expiration Date of Leases)
--------------------------------------------        ---------------------------
Alameda, CA (48,000)                                Leased (2006)
Alameda, CA (19,000)                                Leased (2006)

         Celera Diagnostics is using substantially all of the space in these two facilities except for approximately 10,000 square feet in the larger facility, which Celera Diagnostics is renovating for use in manufacturing, and approximately 8,000 square feet in the same facility, which Celera Diagnostics is renovating for use as additional research and development space. Celera Diagnostics expects to complete the renovations of, and occupy, the manufacturing space by the end of 2002, and expects to complete the renovations of, and occupy, the research and development space in early 2003. Pending completion of these manufacturing facilities, Celera Diagnostics has been using up to approximately 19,000 square feet of Applied Biosystems' space in Foster City, California, for manufacturing.

Corporate Facilities

         The Company's corporate headquarters is located in a leased facility in Norwalk, Connecticut. The Company leases approximately 51,000 square feet at this facility, substantially all of which the Company uses for corporate staff and related support functions. This facility is maintained in good working order.

         The Company also owns another facility in Norwalk and Wilton, Connecticut, with an area of approximately 402,000 square feet. This facility was previously used for the Company's corporate headquarters, but is no longer used by the Company. This facility is being held for sale or long term lease. This facility is currently vacant and is expected to remain vacant pending completion of such a sale or lease.

Item 3. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following is a description of certain claims currently being defended by the Company. The Company believes that it has meritorious defenses against the claims currently asserted against it, including those described below, and intends to defend them vigorously. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of the cases described below or in the Company's other current litigation. An adverse determination in certain of the Company's current litigation, particularly the cases described below under the headings "Securities Litigation," "MJ Research Litigation," "Promega Litigation," and "Beckman Coulter Litigation," could have a material adverse effect on the Company.

Securities Litigation

         The Company and some of its officers were served in five lawsuits between April and May 2000, purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in the Company's follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and are pending in the United States District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. Although Celera Genomics has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that the Company did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified money damages, rescission, costs and expenses, and other relief as the court deems proper. A motion to dismiss the case filed by the Company and the other defendants is pending.

MJ Research Litigation

         The Company is involved in several litigation matters with MJ Research, Inc., commencing with the Company's filing claims against MJ Research based on its alleged infringement of certain polymerase chain reaction, or PCR, patents. On December 21, 2000, MJ Research filed an action against the Company in the United States District Court for the District of Columbia. The complaint is based on the allegation that the patents underlying the Company's DNA sequencing instruments were invalidly obtained because one of the alleged inventors, whose work was funded in part by the United States government, was knowingly omitted from the patent applications. The Company patents at issue are U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. The complaint asserts violations of the Federal False Claims Act and the Federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against the Company. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the United States government although the government has to date declined to participate in the suit.

Promega Litigation

         On April 24, 2001, Promega Corporation filed a patent infringement action against the Company, Lifecodes Corporation, Cellmark Diagnostics, and Genomics International Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendants are infringing Promega's U.S. Patent Nos. 6,221,598 and 5,843,660, both entitled "Multiplex Amplification of Short Tandem Repeat Loci," due to the defendants' sale of forensic identification and paternity testing kits. Promega is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. The defendants answered the complaint on July 9, 2001, and the Company asserted counterclaims alleging that Promega is infringing the Company's U.S. Patent No. 6,200,748, entitled "Tagged Extendable Primers and Extension Products," due to Promega's sale of forensic identification and paternity testing kits. The trial in this case is currently scheduled for November 18, 2002.

Beckman Coulter Litigation

         On July 3, 2002, Beckman Coulter, Inc., filed a patent infringement action against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company is infringing Beckman Coulter's U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled "Capillary Electrophoresis Using Replaceable Gels," and U.S. Patent No. 5,552,580, entitled "Heated Cover Device," although it does not identify the specific facts on which this allegation is based. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper.

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

         Applera Corporation - Applied Biosystems Group Common Stock is listed on the New York Stock Exchange under the trading symbol "ABI" and is intended to reflect the relative performance of Applied Biosystems. Applera Corporation - Celera Genomics Group Common Stock is listed on the New York Stock Exchange under the trading symbol "CRA" and is intended to reflect the relative performance of Celera Genomics. There is no single security that represents the performance of the Company as a whole, nor is there a separate security traded for Celera Diagnostics.

         Holders of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock are stockholders of the Company. Applied Biosystems and Celera Genomics are not separate legal entities, and holders of these stocks are stockholders of a single company, the Company. As a result, holders of these stocks are subject to all of the risks associated with an investment in the Company and all of its businesses, assets, and liabilities.

         The high and low sales prices of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock for each quarterly period during fiscal years 2001 and 2002 is incorporated herein by reference to Note 11, page 69, of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

Holders

         On September 4, 2002, the approximate number of holders of Applera Corporation - Applied Biosystems Group Common Stock was 6,244, and the approximate number of holders of Applera Corporation - Celera Genomics Group Common Stock was 6,535. The approximate number of holders is based upon the actual number of holders registered in the Company's records at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the market value of shares held by non-affiliates shown on the cover of this Annual Report on Form 10-K was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

Dividends

         Information regarding the amount of quarterly dividends during fiscal years 2001 and 2002 is incorporated herein by reference to Note 11, page 69, of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

Sale of Unregistered Securities

         The Company has not sold any securities during the fiscal year ended June 30, 2002, that were not registered under the Securities Act of 1933.

Forward Looking Statements and Risk Factors

         Certain statements contained in, or incorporated by reference in, this Annual Report on Form 10-K are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "plan," "estimate," and "potential," among others. These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Also, the Company notes that owners of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock are subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business, and the risks arising from a capital structure with two separate classes of common stock, include, but are not limited to:

         Risks Relating to Applied Biosystems

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

         Applied Biosystems' new Knowledge Business may not be successful.

         In April 2002, Applied Biosystems became the exclusive distributor of Celera Genomics' Celera Discovery System and related human genomic and other biological and medical information under the terms of a 10-year marketing and distribution agreement. Applied Biosystems expects to integrate the Celera Discovery System and Celera Genomics' related information into a new Knowledge Business that combines current Applied Biosystems assay, human identification and forensics, and cell biology products with new biological information content and analytical tools. The Knowledge Business is an emerging business, and Applied Biosystems believes that in order for it to be successful Applied Biosystems may have to devote a significant amount of resources to researching, developing, marketing, and distributing Knowledge Business products and services. The market for these products and services is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product and service offerings of the Knowledge Business.

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

         Applied Biosystems' products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and Applied Biosystems' belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. Also, in the course of its business, Applied Biosystems may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a theft of trade secret claim against Applied Biosystems asserting that Applied Biosystems' products improperly use technologies which are not patented but which are protected as trade secrets. Applied Biosystems has been made a party to litigation regarding intellectual property matters, including the litigation described in the following paragraph, some of which, if determined adversely, could have a material adverse effect on Applied Biosystems. Due to the fact that Applied Biosystems' business depends in large part on rapidly developing and dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. Applied Biosystems has from time to time been notified that it may be infringing patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and Applied Biosystems cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

         MJ Research, Inc. has filed a lawsuit against the Company based on the allegation that four patents underlying Applied Biosystems' DNA sequencing instruments were invalidly obtained because one of the alleged inventors, whose work was funded in part by the United States government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the United States government although the government has to date declined to participate in the lawsuit. Promega Corporation has filed a lawsuit against the Company alleging that Applied Biosystems, along with certain other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits. Beckman Coulter, Inc. has filed a lawsuit against the Company alleging that Applied Biosystems is infringing three Beckman Coulter patents, although it has not identified the specific facts on which the allegation is based. At present, only the Promega litigation is scheduled for trial. If any of these matters does proceed to trial, the cost of the litigation, and the amount of management time that will be devoted to the litigation, will be significant. There can be no assurance that these matters will be resolved favorably, that the Company, Applied Biosystems, or Celera Genomics will not be enjoined from selling the products in question or other products as a result, or that any monetary or other damages assessed against the Company will not have a material adverse effect on the financial condition of the Company, Applied Biosystems, or Celera Genomics.

         Since Applied Biosystems' business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile.

         Approximately 50% of Applied Biosystems' net revenues during fiscal 2002 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. A significant portion of the related costs for Applied Biosystems are based on the U.S. dollar. As a result, Applied Biosystems' reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond Applied Biosystems' control.

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

         Applied Biosystems' Knowledge Business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions.

         Because Applied Biosystems' Knowledge Business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, Applied Biosystems depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Applied Biosystems' hardware or software malfunctions or access to Applied Biosystems' data by internal Knowledge Business research personnel or Knowledge Business customers through the Internet is interrupted, the Knowledge Business could suffer.

         Applied Biosystems' computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Knowledge Business online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If Applied Biosystems fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' access to the Knowledge Business product offerings, it could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Knowledge Business.

         Electricity shortages and earthquakes could disrupt operations in California.

         The headquarters and principal operations of Applied Biosystems are located in Foster City, California. In 2001, the State of California experienced a statewide electricity shortage due to a variety of factors. Although some of the factors causing this shortage have been eliminated or mitigated, there are ongoing concerns about the availability of electricity in California, particularly during peak usage periods. Blackouts in Foster City, even of modest duration, could impair or cause a temporary suspension of the group's operations, including the manufacturing and shipment of new products. Power disruptions of an extended duration or high frequency could have a material adverse effect on operating results. In addition, Foster City is located near major California earthquake faults. The ultimate impact of earthquakes on Applied Biosystems, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

         Risks Relating to Celera Genomics

         Celera Genomics has incurred net losses to date and may not achieve profitability.

         Celera Genomics has accumulated net losses of $576.8 million as of June 30, 2002, and expects that it will continue to incur additional net losses for the foreseeable future. These cumulative losses are expected to increase as Celera Genomics continues to make investments in new technology and product development, including its investments in its therapeutics business and the Applera Genomics Initiative, as well as investments in diagnostics through Celera Diagnostics, its joint venture with Applied Biosystems. Celera Genomics will record all initial operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by Celera Genomics and Applied Biosystems. As an early stage business, Celera Genomics faces significant challenges in expanding its operations into the therapeutics research and development business. As a result, there is a high degree of uncertainty that Celera Genomics will be able to achieve profitable operations.

         Celera Genomics has entered into an exclusive arrangement with Applied Biosystems to distribute the Celera Discovery System and related information as part of Applied Biosystems' new Knowledge Business, and the revenue that Celera Genomics receives from Applied Biosystems will depend heavily on Applied Biosystems' ability to market and distribute its Knowledge Business products.

         Effective April 2002, Applied Biosystems became the exclusive distributor of Celera Discovery System and Celera Genomics' related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement. Celera Genomics expects that Applied Biosystems will integrate the Celera Discovery System and the related information into a new Knowledge Business that combines current Applied Biosystems assay, human identification and forensics, and cell biology products with new biological information content and analytical tools.

         Under the terms of the agreement, Applied Biosystems is obligated to pay a royalty to Celera Genomics based on sales, if any, of certain Knowledge Business products after July 1, 2002. Whether Celera Genomics actually receives any royalties from Applied Biosystems under this agreement, and the amount of these royalties, depends on Applied Biosystems' ability to successfully commercialize Knowledge Business products subject to the royalty. The Knowledge Business is an emerging business, and Applied Biosystems has not proven its ability to successfully commercialize these products. Celera Genomics believes that in order for the Knowledge Business to be successful, Applied Biosystems may have to devote a significant amount of its resources to researching, developing, marketing, and distributing Knowledge Business products and services. However, Celera Genomics has no control over the amount and timing of Applied Biosystems' use of its resources, including for products subject to Celera Genomics' royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

         Celera Genomics does not intend to seek any new customers for its Celera Discovery System and related information products and services after June 30, 2002, and therefore its future revenues from these products and services will be limited.

         Under the terms of the marketing and distribution agreement between Celera Genomics and Applied Biosystems, Celera Genomics will receive all revenues under, and be responsible for all costs and expenses associated with, Celera Discovery System and related information contracts that were in effect on April 1, 2002, the effective date of the agreement, or which were entered into during a three-month transition period ended June 30, 2002 (as well as renewals of these contracts, if any). However, the revenue anticipated by Celera Genomics under these contracts could be adversely impacted as a result of changes made to Celera Discovery System products by or at the request of Applied Biosystems pursuant to the agreement, although Applied Biosystems has agreed to reimburse Celera Genomics for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below $62.5 million (as well as renewals, if any) during the four fiscal years ending with the 2006 fiscal year if the shortfall is due to these changes, provided Celera Genomics otherwise continues to perform under these contracts. However, during the term of the marketing and distribution agreement (other than the transition period), Celera Genomics will not be marketing Celera Discovery System products and services to, and will not be contracting with, new customers. Accordingly, except for the anticipated revenue under Celera Discovery System contracts existing on June 30, 2002 and renewals of these contracts, if any, and the Applied Biosystems' corresponding reimbursement obligation, Celera Genomics does not expect any revenues from Celera Discovery System and related products and services other than the potential royalty payments from Applied Biosystems under the marketing and distribution agreement. Although under certain contracts with existing Celera Discovery System customers Celera Genomics is entitled to milestone payments or future royalties based on products developed by its customers, Celera Genomics believes these arrangements are unlikely to produce any significant revenue for the group.

         Celera Genomics' ability to maintain its relationships with existing Celera Discovery System customers depends heavily on continued assembly and annotation of the human and mouse genomes.

         In June 2000, Celera Genomics and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, Celera Genomics announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. Celera Genomics' first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. Celera Genomics intends to continue updating the assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function. Celera Genomics' ability to maintain its relationship with the existing Celera Discovery System customers depends heavily upon the continued assembly and annotation of these genomes. Failure to continue to update the assembly and annotation efforts in a timely manner may have a material adverse effect on Celera Genomics' revenues.

         Celera Genomics' ability to develop and commercialize proprietary therapeutics is unproven.

         As Celera Genomics expands its therapeutics discovery and development business, it faces the difficulties inherent in developing and commercializing therapeutic products. It is possible that Celera Genomics' discovery and development efforts will not result in any commercial products or services. In particular, Celera Genomics and its collaborators are seeking to develop new therapeutic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics. These methods are unproven, as few therapeutic products based on genomic or proteomic discoveries have been developed and commercialized and, to date, no one has developed or commercialized any therapeutic products based on Celera Genomics' technologies.

         Therapeutic product candidates may never result in a commercialized product.

         All of Celera Genomics' therapeutic product candidates are in various stages of research and development and will require significant additional research and development efforts by Celera Genomics or its collaborators before they can be marketed. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and clearance or approval by the United States Food and Drug Administration and comparable agencies in other countries. The development of Celera Genomics' new therapeutics products is highly uncertain and subject to a number of significant risks. To date, Celera Genomics has not commercialized a therapeutic product and Celera Genomics does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever. Therapeutic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

         o Celera Genomics or its collaborators may not successfully complete any research and development efforts;

         o Celera Genomics or its collaborators may not successfully build the necessary preclinical and clinical development organizations;

         o any therapeutic product candidates Celera Genomics or its collaborators develop may be found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects;

         o Celera Genomics or its collaborators may fail to obtain required regulatory approvals for products they develop;

         o Celera Genomics or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

         o Celera Genomics or its collaborators may fail to build necessary distribution channels;

         o Celera Genomics' or its collaborator's products may not be competitive with other existing or future products;

         o adequate reimbursement for Celera Genomics' or its collaborators products may not be available to physicians and patients from the government or insurance companies; and

         o Celera Genomics or its collaborators may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent Celera Genomics or its collaborators from commercializing their products.

         If Celera Genomics fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaborators do not perform under collaboration agreements, development of its therapeutic product candidates could be delayed.

         Celera Genomics' strategy for the discovery, development, clinical testing, manufacturing and commercialization of most of its therapeutic product candidates includes entering into collaborations with partners. Although Celera Genomics has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

         Each of Celera Genomics' existing collaboration agreements may be canceled under certain circumstances. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Celera Genomics' collaborators are not within Celera Genomics' control. Celera Genomics cannot ensure that its collaborators will perform their obligations as expected. If any of Celera Genomics' collaborators terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed or otherwise adversely affected. If in some cases Celera Genomics assumes responsibilities for continuing programs on its own after termination of a collaboration, Celera Genomics may be required to devote additional resources to product development and commercialization or Celera Genomics may need to cancel certain development programs.

         If Celera Genomics fails to satisfy regulatory requirements for any therapeutic product candidate, Celera Genomics will be unable to complete the development and commercialization of that product.

         Celera Genomics does not currently have the internal capability to move potential products through clinical testing, manufacturing and the approval processes of the United States Food and Drug Administration and comparable agencies in other countries. In the United States, either Celera Genomics or its collaborators must show through pre-clinical studies and clinical trials that each of Celera Genomics' therapeutic product candidates is safe and effective in humans for each indication before obtaining regulatory clearance from the United States Food and Drug Administration for the commercial sale of that product. Outside of the United States, the regulatory requirements vary from country to country. If Celera Genomics or its collaborator fails to adequately show the safety and effectiveness of a therapeutic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in large-scale clinical trials. Celera Genomics cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful. Many companies in the therapeutic industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

         Even if Celera Genomics obtains regulatory clearance or approval, it will be subject to certain risks and uncertainties relating to regulatory compliance, including: post-approval clinical studies and inability to meet the compliance requirements of the United States Food and Drug Administration's Good Manufacturing Practices regulations. In addition, identification of certain adverse side effects after a therapeutic product is on the market or the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of approval, or could require reformulation of a therapeutic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Genomics from generating revenues from the sale of that therapeutic product.

         Celera Genomics' research and product development, including its proteomics efforts, depends on access to tissue samples and other biological materials.

         Celera Genomics will need access to human and other tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If Celera Genomics loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

         The pharmaceutical industry is intensely competitive and evolving.

         There is intense competition among pharmaceutical and biotechnology companies attempting to discover candidates for potential new therapeutic products. These companies may:

         o        develop new therapeutic products in advance of Celera
                  Genomics;

         o develop therapeutic products which are more effective or more cost-effective than those developed by Celera Genomics;

         o obtain regulatory approvals of their therapeutic products more rapidly than Celera Genomics; or

         o obtain patent protection or other intellectual property rights that would limit Celera Genomics' ability to develop and commercialize therapeutic products.

         Introduction of new products may expose Celera Genomics to product liability claims.

         New products developed by Celera Genomics or its collaborators could expose Celera Genomics to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Genomics to spend significant time and money in litigation and to pay significant damages. Although Celera Genomics expects to seek and maintain product liability insurance to cover claims relating to the testing and use of therapeutic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

         The therapeutics discovery and development business is highly technical, and there is a competitive market for personnel with the necessary expertise to develop and expand Celera Genomics' therapeutics business.

         Celera Genomics believes that in order to develop and commercialize therapeutic products, it will need to recruit and retain scientific and management personnel having specialized training or advanced degrees, or otherwise having the technical background, necessary for an understanding of therapeutic products. There is a shortage of qualified scientific and management who possess this technical background. Celera Genomics competes for these personnel with other pharmaceutical and biotechnology companies, academic institutions and government entities. If Celera Genomics is unable to retain and attract qualified scientific and management personnel, the growth of the group's therapeutics discovery and development business could be delayed or curtailed.

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

         Celera Genomics' business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions.

         Because Celera Genomics' business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, Celera Genomics depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Celera Genomics' hardware or software malfunctions or access to Celera Genomics' data by Celera Genomics' internal research personnel or customers through the Internet is interrupted, its business could suffer.

         Celera Genomics' computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, Celera Genomics' online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If Celera Genomics fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' therapeutics discovery and research efforts, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect Celera Genomics' business.

         Celera Genomics' competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others.

         Celera Genomics' ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries or technology, in large part, through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Genomics' ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the United States Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that Celera Genomics may own or license if the applicant is unable to satisfy the new guidelines.

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

         In some instances, patent applications in the United States are maintained in secrecy until a patent issues. In most instances, the content of United States and international patent applications is made available to the public approximately 18 months after the application's filing date. As a result, Celera Genomics cannot be certain that others have not filed patent applications for inventions covered by Celera Genomics' patent applications or that Celera Genomics inventors were the first to make the invention. Accordingly, Celera Genomics' patent applications may be preempted or Celera Genomics may have to participate in interference proceedings before the United States Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the United States.

         Furthermore, lawsuits may be necessary to enforce any patents issued to Celera Genomics or to determine the scope and validity of the rights of third parties. Lawsuits and interference proceedings, even if they are successful, are expensive to pursue, and Celera Genomics could use a substantial amount of its financial resources in either case. An adverse outcome could subject Celera Genomics to significant liabilities to third parties and require Celera Genomics to license disputed rights from third parties or to cease using the technology.

         Celera Genomics may be dependent on protecting its proprietary databases through copyright law to prevent other organizations from taking information from those databases and copying and reselling it. Copyright law currently provides uncertain protection regarding the copying and resale of factual data. Changes in copyright law could either expand or reduce the extent to which Celera Genomics and its customers are able to protect their intellectual property. Accordingly, Celera Genomics is uncertain as to whether it can prevent such copying or resale through copyright law.

         Celera Genomics also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. Celera Genomics protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and Celera Genomics may not have adequate remedies for a breach. In addition, Celera Genomics' trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is unclear whether Celera Genomics' trade secrets will provide adequate protection.

         Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of Celera Genomics' products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if Celera Genomics wins, the cost of these proceedings could adversely affect its business, financial condition and operating results.

         Celera Genomics may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation.

         The intellectual property rights of biotechnology companies, including Celera Genomics, are generally uncertain and involve complex legal, scientific and factual questions. Celera Genomics' success in therapeutics discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

         There has been substantial litigation regarding patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Celera Genomics may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties. Interference proceedings may be necessary to establish which party was the first to make the invention sought to be patented. Celera Genomics may become involved in patent litigation against third parties to enforce its patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to Celera Genomics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against Celera Genomics is resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling its products or services without a license from a third party. Celera Genomics may not be able to obtain a license on commercially acceptable terms, or at all.

         Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for Celera Genomics' products.

         Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of Celera Genomics.

         Future acquisitions and other transactions may absorb significant resources, may be unsuccessful and could dilute the holders of Applera Corporation - Celera Genomics Group Common Stock.

         As part of Celera Genomics' strategy, it expects to pursue acquisitions, investments and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on Celera Genomics' financial condition and operating results. Acquisitions involve numerous other risks, including:

         o difficulties integrating acquired technologies and personnel into the business of Celera Genomics;

         o        diversion of management from daily operations;

         o        inability to obtain required financing on favorable terms;

         o entry into new markets in which Celera Genomics has little previous experience;

         o potential loss of key employees, key contractual relationships, or key customers of acquired companies or of Celera Genomics; and

         o assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

         It may be difficult for Celera Genomics to complete these transactions quickly and to integrate these businesses efficiently into its current business. Any acquisitions, investments or other strategic relationships and alliances by Celera Genomics may ultimately have a negative impact on its business and financial condition. For example, future acquisitions may not be as successful as originally anticipated and may result in special charges, such as the charges for impairment of Paracel goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during fiscal 2001 and $25.9 million during fiscal 2002 and for the Molecular Informatics business in the amount of $14.5 million during fiscal 1999.

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

         Applera Corporation - Celera Genomics Group Common Stock price is highly volatile.

         The market price of Applera Corporation - Celera Genomics Group Common Stock has been and may continue to be highly volatile due to the risks and uncertainties described in this section of this Annual Report on Form 10-K, as well as other factors that may have affected or may in the future affect the market price, such as:

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

         The Company and some of its officers were served in five lawsuits purportedly on behalf of purchasers of Applera Corporation - Celera Genomics Group Common Stock in the Company's follow-on public offering of Applera Corporation - Celera Genomics Group Common Stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately 4.4 million shares of Applera Corporation - Celera Genomics Group Common Stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. Although Celera Genomics has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that the Company did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. The Company and the other defendants have filed a motion to dismiss the case, which motion is pending before the court. Although the Company believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

         Risks Relating to Celera Diagnostics, a Joint Venture Between Applied Biosystems and Celera Genomics

         Celera Diagnostics' ability to develop and commercialize proprietary diagnostic products is unproven.

         Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic products. It is possible that Celera Diagnostics' discovery and development efforts will not result in any commercial products or services. In particular, Celera Diagnostics and its collaborators are seeking to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic or proteomic discoveries have been developed and commercialized to date.

         Diagnostic product candidates may never result in a commercialized product.

         Most of Celera Diagnostics' potential diagnostic products are in various stages of research and development and will require significant additional research and development efforts by Celera Diagnostics or its collaborators before they can be marketed. These efforts include extensive clinical testing and may require lengthy regulatory review and clearance or approval by the United States Food and Drug Administration and comparable agencies in other countries. The development of Celera Diagnostics' new diagnostics products is highly uncertain and subject to a number of significant risks. Diagnostic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

         o Celera Diagnostics or its collaborators may not successfully complete any research and development efforts;

         o any diagnostic products Celera Diagnostics or its collaborators develop may be found during clinical trials to have limited medical value;

         o Celera Diagnostics or its collaborators may fail to obtain required regulatory approvals for products they develop;

         o Celera Diagnostics or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

         o any diagnostic products Celera Diagnostics or its collaborators develop may not be competitive with other existing or future products;

         o adequate reimbursement for Celera Diagnostics' and its collaborators' products may not be available to physicians or patients from the government or insurance companies; and

         o Celera Diagnostics may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent Celera Diagnostics or its collaborators from commercializing their products.

         If Celera Diagnostics fails to satisfy regulatory requirements for any diagnostic product candidate, it may be unable to complete the development and commercialization of that product.

         Celera Diagnostics is currently developing its capability to move potential products through clinical testing, manufacturing, and the approval processes of the United States Food and Drug Administration and comparable agencies in other countries. In the United States, either Celera Diagnostics or its collaborators must show through pre-clinical studies and clinical trials that each of Celera Diagnostics' diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance from the United States Food and Drug Administration for the commercial sale of that product. Outside of the United States, the regulatory requirements vary from country to country. If Celera Diagnostics or its collaborator fails to adequately show the safety and effectiveness of a diagnostic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in large-scale clinical trials. Celera Diagnostics cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

         Even if Celera Diagnostics obtains regulatory clearance or approval, it will be subject to certain risks and uncertainties relating to regulatory compliance, including: post-approval clinical studies and inability to meet the compliance requirements of the United States Food and Drug Administration's Good Manufacturing Practices (Quality System) regulations. In addition, the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of approval, or could require reformulation of a diagnostic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Diagnostics from generating revenues from the sale of that diagnostic product.

         Celera Diagnostics' products may not be fully accepted by physicians and laboratories.

         Celera Diagnostics' growth and success will depend on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. Celera Diagnostics expects that most of its products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance will depend on the widespread acceptance and use by doctors and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by doctors and clinicians for these purposes is relatively new. Celera Diagnostics cannot be certain that doctors and clinicians will want to use its products designed for these purposes.

            Even if genetic testing is accepted as a method to manage health care, Celera Diagnostics cannot be certain that its products will be accepted in the clinical diagnostic market. If genetic testing becomes widely accepted in the clinical diagnostic market, Celera Diagnostics cannot predict the extent to which doctors and clinicians may be willing to utilize Celera Diagnostics' products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as Celera Diagnostics' products.

         Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for Celera Diagnostics' products.

         Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to certain diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of Celera Diagnostics.

         If insurance companies and other third-party payors do not reimburse doctors and patients for Celera Diagnostics' tests, its ability to sell its products to the clinical diagnostics market will be impaired.

         Sales of Celera Diagnostics' products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the United States, managed care organizations, and private insurance plans. Physicians' recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other third party payors. Third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered "reasonably and necessary" for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of Celera Diagnostics' products. This could limit the ability of Celera Diagnostics to sell its products, cause Celera Diagnostics to reduce the prices of its products, or otherwise adversely affect Celera Diagnostics' operating results.

         Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process that requires Celera Diagnostics to provide scientific and clinical support for the use of each of its products to each payor separately with no assurance that such approval will be obtained. This process can delay the broad market introduction of new products and could have a negative effect on Celera Diagnostics' revenues and operating results.

         If Celera Diagnostics fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaborators do not perform under collaboration agreements, development of its diagnostic products could be delayed.

         Celera Diagnostics' strategy for the discovery, development, clinical testing, manufacturing and commercialization of most of its diagnostic product candidates includes entering into collaborations with partners. Although Celera Diagnostics has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations.

         Celera Diagnostics has entered into a strategic alliance agreement with Abbott Laboratories for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based diagnostic products. The Abbott Laboratories agreement may be terminated by the non-breaching party in the event of a material breach and, under certain circumstances, by either party in the event of a change in control of the other party. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are not within Celera Diagnostics' control. Future collaborations with other third parties are likely to be subject to similar terms and conditions. Celera Diagnostics cannot ensure that its collaborators will perform their obligations as expected. If any of Celera Diagnostics' collaborators terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of diagnostics products may be delayed or otherwise adversely affected. If in some cases Celera Diagnostics assumes responsibilities for continuing programs on its own after termination of a collaboration, Celera Diagnostics may be required to devote additional resources to product development and commercialization or Celera Diagnostics may need to cancel certain development programs.

         Celera Diagnostics does not have marketing capability in the clinical diagnostic market.

         Celera Diagnostics currently does not have a marketing organization. Accordingly, its ability to successfully sell its products will depend on its ability to either develop a marketing organization or work with Abbott Laboratories under their current agreement, or a combination of both. In jurisdictions where Celera Diagnostics uses third party distributors, its success will depend to a great extent on the efforts of the distributors.

         Celera Diagnostics has limited manufacturing capability and may encounter difficulties expanding Celera Diagnostics' operations.

         Celera Diagnostics has limited commercial manufacturing experience and capabilities. If product sales increase, Celera Diagnostics will have to increase the capacity of its manufacturing processes and facilities or rely on its collaborators, if any. Celera Diagnostics may encounter difficulties in scaling-up manufacturing processes and may be unsuccessful in overcoming such difficulties. In such circumstances, Celera Diagnostics' ability to meet product demand may be impaired or delayed.

         Celera Diagnostics' facilities are subject, on an ongoing basis, to the United States Food and Drug Administration's Good Manufacturing Practices (Quality System) regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices. Celera Diagnostics may encounter difficulties expanding Celera Diagnostics' manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

         Celera Diagnostics is currently operating its manufacturing at an Applied Biosystems group facility, and intends to relocate these operations to a new facility currently under construction. Celera Diagnostics expects to operate its manufacturing out of a single facility for the foreseeable future, and it does not have alternative production plans in place or alternative facilities available should its existing manufacturing facility or its new manufacturing facility, after completion of and relocation to this facility, cease to function. Accordingly, Celera Diagnostics' business could be adversely affected by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders on a timely basis.

         Celera Diagnostics' research and product development depends on access to tissue samples and other biological materials.

         Celera Diagnostics needs access to human tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera Diagnostics may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human tissue samples. If Celera Diagnostics loses access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on its use of the information generated from tissue samples, its business may be harmed.

         Single suppliers or a limited number of suppliers provide key components of Celera Diagnostics' products. If these suppliers fail to supply these components, Celera Diagnostics may be unable to satisfy product demand.

         Several key components of Celera Diagnostics' products come from, or are manufactured for Celera Diagnostics by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes and fluorescent dyes. Celera Diagnostics acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply Celera Diagnostics with specified quantities over longer periods of time or set-aside part of its inventory for Celera Diagnostics' forecasted requirements. Celera Diagnostics has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and fluorescent dyes. If Celera Diagnostics' product sales increase beyond the forecast levels, or if its suppliers are unable or unwilling to supply it on commercially acceptable terms, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

         In addition, if any of the components of Celera Diagnostics' products are no longer available in the marketplace, it may be forced to further develop its products or technology to incorporate alternate components. The incorporation of new components into its products may require Celera Diagnostics to seek approvals from the United States Food and Drug Administration or foreign regulatory agencies prior to commercialization.

         Celera Diagnostics' competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others.

         Celera Diagnostics' ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries or technologies, in large part, through obtaining and enforcing patent rights, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Diagnostics' ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the United States Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that Celera Diagnostics may own or license if the applicant is unable to satisfy the new guidelines.

         In some instances, patent applications in the United States are maintained in secrecy until a patent issues. In most instances, the content of United States and international patent applications is made available to the public approximately 18 months after the application's filing date. As a result, Celera Diagnostics cannot be certain that others have not filed patent applications for inventions covered by Celera Diagnostics' patent applications or that Celera Diagnostics inventors were the first to make the invention. Accordingly, Celera Diagnostics' patent applications may be preempted or Celera Diagnostics may have to participate in interference proceedings before the United States Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the United States.

         Furthermore, lawsuits may be necessary to enforce any patents issued to Celera Diagnostics or to determine the scope and validity of the patent rights of third parties. Lawsuits and interference proceedings, even if they are successful, are expensive to pursue, and Celera Diagnostics could use a substantial amount of its financial resources in either case. An adverse outcome could subject Celera Diagnostics to significant liabilities to third parties and require Celera Diagnostics to license disputed rights from third parties or to cease development or sales of a product.

         Celera Diagnostics also relies on trade secret protection for its confidential and proprietary information and procedures. Celera Diagnostics protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and Celera Diagnostics may not have adequate remedies for a breach. In addition, Celera Diagnostics' trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is unclear whether Celera Diagnostics' trade secrets will provide adequate protection.

         Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development, and commercialization of Celera Diagnostics' products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if Celera Diagnostics wins, the cost of these proceedings could adversely affect its business, financial condition and operating results.

         Celera Diagnostics may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation.

         The intellectual property rights of biotechnology companies, including Celera Diagnostics, are generally uncertain and involve complex legal, scientific and factual questions. Celera Diagnostics' success in diagnostic discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

         There has been substantial litigation regarding patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Celera Diagnostics may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties. Interference proceedings may be necessary to establish which party was the first to make the invention sought to be patented. Celera Diagnostics may become involved in patent litigation against third parties to enforce its patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to Celera Diagnostics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against Celera Diagnostics is resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party. Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all.

         Introduction of new products may expose Celera Diagnostics to product liability claims.

         New products developed by Celera Diagnostics or its collaborators could expose Celera Diagnostics to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human diagnostic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors based on a technician's misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Diagnostics to spend significant time and money in litigation and to pay significant damages. Although Celera Diagnostics expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

         The diagnostics industry is intensely competitive and evolving.

         There is intense competition among health care, biotechnology, and diagnostic companies attempting to discover candidates for potential new diagnostic products. These companies may:

         o        develop new diagnostic products in advance of Celera
                  Diagnostics;

         o develop diagnostic products which are more effective or more cost-effective than those developed by Celera Diagnostics;

         o obtain regulatory approvals of their diagnostic products more rapidly than Celera Diagnostics; or

         o obtain patent protection or other intellectual property rights that would limit Celera Diagnostics' ability to develop and commercialize, or its customers' ability to use, Celera Diagnostics' diagnostic products.

         Celera Diagnostics competes with entities in the United States and abroad that are engaged in the development and commercialization of products that provide genetic information. They include:

         o purveyors of genetic testing services, which are not subject to the same clinical validation requirements as Celera Diagnostics' products, and which do not require United States Food and Drug Administration or other regulatory approval, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.;

         o manufacturers of analyte specific reagents and genotyping test kits;

         o        purveyors of phenotyping assay services; and

         o manufacturers and distributors of DNA probe-based diagnostic systems.

         Electricity shortages and earthquakes could disrupt operations in California.

         The headquarters and principal operations of Celera Diagnostics are located in Alameda, California. In 2001, the State of California experienced a statewide electricity shortage due to a variety of factors. Although some of the factors causing this shortage have been eliminated or mitigated, there are ongoing concerns about the availability of electricity in California, particularly during peak usage periods. Blackouts in Alameda, even of modest duration, could impair or cause a temporary suspension of Celera Diagnostics' operations, including the manufacturing and shipment of new products. Power disruptions of an extended duration or high frequency could have a material adverse effect on operating results. In addition, Alameda is located near major California earthquake faults. The ultimate impact of earthquakes on the Celera Diagnostics, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

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

         o Applera Corporation - Celera Genomics Group Common Stock May Not Have Any Influence on the Outcome of Stockholder Voting. Applera Corporation - Applied Biosystems Group Common Stock currently has a substantial majority of the voting power of the Company's common stock and had approximately 83.3% of the voting power as of August 28, 2002, the record date for the Company's 2002 annual meeting of stockholders. Except in limited circumstances where there is separate class voting, the relative voting power of the two classes of common stock fluctuates based on their relative market values. Therefore, except in cases of separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of the vote even if the matter involves a divergence or conflict of the interests of the holders of Applera Corporation - Applied Group Biosystems Common Stock and Applera Corporation - Celera Genomics Group Common Stock. These matters may include mergers and other extraordinary transactions.

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

         As a policy, the Company's Board of Directors periodically monitors the ownership of shares of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock by the Company's directors and senior officers as well as their option holdings and other benefits so that their interests are not misaligned with the two classes of common stock and with their duty to act in the best interests of the Company and its stockholders as a whole. However, because the actual stock market value of their interests in Applera Corporation
- Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock could vary significantly, it is possible that they could favor one group over the other as a result of their common stock holdings, options and other benefits. As of August 26, 2002, the Company's directors and senior officers held shares of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock representing approximately equal percentages of the total shares outstanding of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock. The stock market value of these shares will vary with fluctuations in the market price of Applera Corporation - Applied Biosystems Group Common Stock and Applera Corporation - Celera Genomics Group Common Stock. However, the market capitalization of Applied Biosystems is substantially greater than that of Celera Genomics and, therefore, the market value of Applera Corporation - Applied Biosystems Group Common Stock held by the Company's directors and senior officers was significantly higher than the market value of Applera Corporation - Celera Genomics Group Common Stock held by them on that date.

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

         The Company's tax allocation policy provides that some tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are to be transferred, without reimbursement, to the group that can use the benefits. Any tax benefits that are transferred from Celera Genomics to Applied Biosystems will not be carried forward to reduce Celera Genomics' future tax liability. As a result of this policy, Celera Genomics generated tax benefits of $32.2 million for the Company's 2001 fiscal year and $19.0 million for the Company's 2002 fiscal year that were utilized by Applied Biosystems with no reimbursement to Celera Genomics. This and future use by Applied Biosystems, without reimbursement, of tax benefits generated by Celera Genomics will result in Celera Genomics paying a greater portion of the total corporate tax liability than would have been the case if Celera Genomics were a stand-alone taxpayer.

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

         A potential acquirer could acquire control of the Company by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. This majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of the voting power, only shares of that class since the relative aggregate voting power of the two classes of common stock fluctuates based on their relative aggregate market values. Currently, Applera Corporation - Applied Biosystems Group Common Stock has a substantial majority of the voting power. As a result, it might be possible for an acquirer to obtain control by purchasing only shares of Applera Corporation - Applied Biosystems Group Common Stock.

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

         The Clinton Administration Budget Proposals in 1999 and 2000 proposed legislation that would have adversely affected holders of tracking stock such as Applera Corporation - Celera Genomics Group Common Stock and Applera Corporation
- Applied Biosystems Group Common Stock. The 1999 proposal would have required corporate-level gain recognition on the issuance of tracking stock, while the 2000 proposal would have required that the stockholders of the issuing corporation be taxed upon the receipt of tracking stock in specified circumstances. Although Congress did not act on either proposal and the 2001 and 2002 Bush Administration Budget Proposals do not contain a similar provision, it is impossible to predict whether any proposals relating to tracking stock will be made in the future, and to what extent Congress would act upon any proposals.

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

Item 6. SELECTED FINANCIAL DATA

         The Company incorporates herein by reference pages 9 and 10 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates herein by reference pages 11-45 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

         The Company incorporates herein by reference page 30 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and the supplementary financial information included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002, are incorporated herein by reference: the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated July 25, 2002, on pages 46-84 of said Annual Report, including Note 11, page 69, which contains unaudited quarterly financial information.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT

Identification and Business Experience of Directors

         With respect to the identification and business experience of the Company's directors and persons nominated to become directors, the Company incorporates herein by reference pages 3 and 4 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.

Identification and Business Experience of Executive Officers

         The following is a list of the Company's executive officers, their ages, and their corporate offices with the Company and other positions held as of September 27, 2002.


Name                          Age   Present Corporate Office (Year First Elected), and Other Positions Held
----                          ---   -----------------------------------------------------------------------
Ugo D. DeBlasi................40    Assistant Controller (1999), and Vice President, Finance, Celera
                                    Genomics Group
David S. Block................42    Vice President (2002), and Senior Vice President and Chief Operating
                                    Officer, Therapeutics, of the Celera Genomics Group
Robert F.G. Booth.............48    Vice President (2002), and Senior Vice President, Research and
                                    Development, Celera Genomics Group
Patrick T. Carroll............50    Vice President (2002), and Senior Vice President, Worldwide Sales,
                                    Service and Support, Applied Biosystems Group
Michael W. Hunkapiller........53    Senior Vice President, and President, Applied Biosystems Group (1997)
Vikram Jog....................46    Corporate Controller (1999), and Vice President, Finance, Celera
                                    Diagnostics
Robert C. Jones...............47    Vice President (2001), and Senior Vice President, R&D, Applied
                                    Biosystems Group
Barbara J. Kerr...............56    Vice President, Human Resources (2000)
Sandeep Nayyar................43    Assistant Controller (2002), and Vice President, Finance, Applied
                                    Biosystems Group
Kathy P. Ordonez..............52    Senior Vice President, and President, Celera Genomics Group and Celera
                                    Diagnostics (2002)
Robert P. Ragusa..............42    Vice President (2001), and Senior Vice President, Global Operations,
                                    Applied Biosystems Group
William B. Sawch..............48    Senior Vice President (1997) and General Counsel (1993)
Deborah A. Smeltzer...........48    Vice President (2002), and Vice President, Knowledge Business, Applied
                                    Biosystems Group
Tony L. White.................56    Chairman, President, and Chief Executive Officer (1995)
Dennis L. Winger..............54    Senior Vice President and Chief Financial Officer (1997)


         Each of the foregoing named officers was either elected at the last organizational meeting of the Company's Board of Directors, or elected by the Board since that date. The term of each officer will expire on October 17, 2002, the date of the next scheduled organizational meeting of the Board of Directors, unless renewed for another year.

         Each executive officer of the Company has been employed by the Company or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Dr. Block, Dr. Booth, Mr. Jog, Ms. Kerr, Mr. Nayyar, Ms. Ordonez, Ms. Smeltzer, and Mr. Winger. Mr. DeBlasi previously served as Controller of the Company, from November 1996 to August 1999. Dr. Hunkapiller previously served as Vice President of the Company from September 1994 to October 1997. Mr. Sawch previously served as Vice President, General Counsel, and Secretary of the Company from July 1993 to October 1997, and as Senior Vice President, General Counsel, and Secretary of the Company from October 1997 to March 2000.

         Dr. Block was elected Vice President of the Company on April 5, 2002. Prior to his employment by the Company in January 2002, Dr. Block was employed by DuPont Pharmaceuticals Company, an international pharmaceutical company, where he held a series of executive positions over 12 years, including most recently Executive Vice President of International Operations throughout 2001. Prior to that he was the Senior Vice President, Business Development and Strategic Planning from 1999 to 2001 and Vice President, Product Planning and Acquisition from 1997 to 1999.

         Dr. Booth was elected Vice President of the Company on August 15, 2002. Prior to his employment by the Company in August 2002, Dr. Booth was employed by Hoffmann-La Roche, a leading international healthcare company, where he held a series of executive positions over 13 years, including most recently as Senior Vice President responsible for all research and early development of inflammatory, viral, respiratory, and bone disease products from January 1996 to August 2002.

         Mr. Jog was elected Controller of the Company on August 19, 1999. Prior to his employment by the Company in August 1999, Mr. Jog served as Vice President and Controller of Hercules Incorporated, a manufacturer of chemicals, for seven years.

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

         Mr. Nayyar was elected Assistant Controller of the Company on April 5, 2002. Prior to his employment by the Company in October 2001, Mr. Nayyar was employed by Quantum Corporation, a data storage company, where he was Vice President of Finance for the Hard Disk Drive Group from 2000 to 2001, Vice President, Finance for the High-end Storage Division from 1998 to 2000, Director of Finance for the Corporate Finance Group from 1997 to 1998, and Controller for the High Capacity Storage Group from 1994 to 1997.

         Ms. Ordonez was elected Vice President of the Company on December 1, 2000, and was elected Senior Vice President, and President Celera Genomics Group and Celera Diagnostics on August 15, 2002. Prior to her employment by the Company in December 2000, Ms. Ordonez was employed by Hoffmann-La Roche, a leading international healthcare company, where she was President and Chief Executive Officer of Roche Molecular Systems from 1991 to 2000.

         Ms. Smeltzer was elected Assistant Controller of the Company on November 18, 1999, and was elected Vice President of the Company on April 5, 2002. Prior to her employment by the Company in November 1999, Ms. Smeltzer served as Chief Financial Officer and Vice President of Genset, SA, a global genomics company from May 1996 to November 1999, and she was a general partner of Grotech Capital Group, Inc. from 1988 to 1996.

         Mr. Winger was elected Senior Vice President and Chief Financial Officer of the Company on October 16, 1997. Prior to his employment by the Company in September 1997, Mr. Winger was employed by Chiron Corporation, which conducts research and development in the fields of biological proteins, gene therapy, and combinatorial chemistry, where he was Senior Vice President, Finance and Administration, and Chief Financial Officer from 1989 to 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to page 10 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.


Item 11. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference pages 11-21 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

         Information regarding securities authorized for issuance under equity compensation plans as of the end of the 2002 fiscal year is incorporated herein by reference to pages 35-37 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.

Security Ownership of Certain Beneficial Owners

         Information concerning the security ownership of certain beneficial owners is incorporated herein by reference to pages 8-10 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.

Security Ownership of Management

         Information concerning the security ownership of management is incorporated herein by reference to pages 8-10 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.

Changes in Control

         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference to pages 21 and 22 of the Company's Proxy Statement dated September 4, 2002, in connection with its Annual Meeting of Stockholders to be held on October 17, 2002.


Item 14. CONTROLS AND PROCEDURES

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the 90 days prior to the filing of this Annual Report on Form 10-K.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K

(a) 1.  Financial Statements

         The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated July 25, 2002, appearing in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II, the Annual Report to Stockholders for the fiscal year ended June 30, 2002, is not to be deemed filed as part of this Annual Report on Form 10-K.

                                                                 Annual Report
                                                                   Page No.
                                                               -----------------

  Consolidated Statements of Operations
           Fiscal years 2000, 2001, and 2002                          46

  Consolidated Statements of Financial Position
           At June 30, 2001 and 2002                                  47

  Consolidated Statements of Cash Flows
           Fiscal years 2000, 2001, and 2002                          48

  Consolidated Statements of Stockholders' Equity
           Fiscal years 2000, 2001, and 2002                          49

  Notes to Consolidated Financial Statements                         50-83

  Report of Management                                                84

  Report of Independent Accountants                                   84

(a) 2. Financial Statement Schedule

The following additional financial data should be read in conjunction with the consolidated financial statements in said Annual Report to Stockholders for the fiscal year ended June 30, 2002. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                                   10-K Page No.
                                                                   -------------

         Report of Independent Accountants on Financial Statement
         Schedule.................................................         83

         Schedule II - Valuation and Qualifying Accounts and
         Reserves.................................................         84


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

3.1.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 (Commission file number 1-4389)).

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

4.2 Amendment to Rights Agreement among BankBoston, N.A., EquiServe Trust Company, N.A., and the Company.

4.3 Credit Agreement dated as of April 20, 2000, among The Perkin-Elmer Corporation, the Company, the lenders party thereto, Salomon Smith Barney Inc., Wachovia Bank, N.A., The Chase Manhattan Bank, and Citibank, N.A. (incorporated by reference to Exhibit 4(2) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).

4.4 Indenture dated as of September 22, 2000, between U.S. Bank Trust National Association and Axys Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Axys Pharmaceuticals, Inc. filed September 28, 2000 (Commission file number 0-22788)).

4.5 First Supplemental Indenture dated as of September 22, 2000, between U.S. Bank Trust National Association and Axys Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of Axys Pharmaceuticals, Inc. filed September 28, 2000 (Commission file number 0-22788)).

10.1 The Perkin-Elmer Corporation 1988 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 10(4) to Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1988 (Commission file number 1-4389)).*

10.2 The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 33-50847)).*

10.3 The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-15189)).*

10.4 The Perkin-Elmer Corporation 1996 Employee Stock Purchase Plan, as amended October 15, 1998 (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.5 The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-38713)).*

10.6 The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.7 Applera Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.8 Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, as amended October 18, 2001 (incorporated by reference to Appendix A to Schedule 14A, filed September 24, 2001, containing the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.9 Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, as amended October 18, 2001 (incorporated by reference to Appendix B to Schedule 14A, filed September 24, 2001, containing the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.10 The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996 (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).*

10.11 The Excess Benefit Plan of The Perkin-Elmer Corporation dated August 1, 1984, as amended through August 17, 2000 (incorporated by reference to Exhibit 10(23) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).*

10.12 Third Amendment to The Excess Benefit Plan of The Perkin-Elmer Corporation effective January 1, 2001 (incorporated by reference to
           Exhibit 10.25 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2001 (Commission file number 1-4389)). *

10.13 Fourth Amendment to The Excess Benefit Plan of The Perkin-Elmer Corporation effective October 1, 2001.*

10.14 1993 Director Stock Purchase and Deferred Compensation Plan, as amended through March 17, 2000 (incorporated by reference to Exhibit
           10.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2000 (Commission file number 1-4389)).*

10.15 Applera Corporation Performance Unit Bonus Plan, as amended through August 16, 2001 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2001 (Commission file number 1-4389)).*

10.16 The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10.17 Applera Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2001 (Commission file number 1-4389)).*

10.18 Applied Biosystems, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 28(a) to the Company's Registration Statement on Form S-8 (No. 33-58778)).*

10.19 PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission file No. 0-20032)).*

10.20 PerSeptive Biosystems, Inc. 1997 Non-Qualified Stock Option Plan, as amended August 21, 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of PerSeptive Biosystems, Inc. (No. 333-38989)).*

10.21 Molecular Informatics, Inc. 1997 Equity Ownership Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-42683)).*

10.22      Paracel, Inc. Stock Option Plan.*

10.23 Axys Pharmaceuticals, Inc. 1989 Stock Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K of Axys Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996 (Commission file number 0-22788)).*

10.24 Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-8 (No. 333-73980)).*

10.25 Axys Pharmaceuticals, Inc. 1997 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-8 (No. 33-73980)).*

10.26 Employment Agreement dated as of September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10(21) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.27 Amendment dated August 17, 2001, to Employment Agreement dated as of September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10.l4 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2001 (Commission file number 1-4389)).*

10.28 Change of Control Agreement dated as of September 12, 1995, between the Company and Tony L. White (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.29 Employment Agreement dated as of November 16, 1995, between the Company and Michael W. Hunkapiller (incorporated by reference to
           Exhibit 10(11) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1996 (Commission file number 1-4389)).*

10.30 Deferred Compensation Contract dated as of September 15, 1994, between the Company and Michael W. Hunkapiller (incorporated by reference to Exhibit 10(7) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.31 Employment Agreement dated as of November 16, 1995, between the Company and William B. Sawch (incorporated by reference to Exhibit 10(16) to Annual Report on Form 10-K of the Company for fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.32 Deferred Compensation Contract dated as of July 15, 1993, between the Company and William B. Sawch (incorporated by reference to Exhibit 10(19) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.33      Letter Agreement dated June 24, 1997, between the Company and Dennis
           L. Winger (incorporated by reference to Exhibit 10(18) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.34 Employment Agreement dated as of September 25, 1997, between the Company and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.35 Employment Agreement dated as of December 1, 2000, between the Company and Kathy P. Ordonez.*

10.36 Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among the Company, its Applied Biosystems Group, its Celera Genomics Group, Foster City Holdings, LLC, and Rockville Holdings, LLC

10.37 Description of Celera Genomics/Applied Biosystems Marketing and Distribution Agreement.

11 Computation of Net Income (Loss) per Share for the three years ended June 30, 2002 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 2002).

13 Annual Report to Stockholders for the fiscal year ended June 30, 2002 (to the extent incorporated herein by reference).

21         List of Subsidiaries.

23         Consent of PricewaterhouseCoopers LLP.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*          Management plan or compensatory plan or arrangement


(b) Reports on Form 8-K

         During the quarter ended June 30, 2002, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLERA CORPORATION


                                       By  /s/  William B. Sawch
                                           ------------------------------------
                                            William B. Sawch
                                            Senior Vice President and
                                            General Counsel


Date:  September 27, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Tony L. White                                             September 27, 2002
--------------------------------------------
Tony L. White
Chairman of the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


/s/ Dennis L. Winger                                          September 27, 2002
-----------------------------------------------------
Dennis L. Winger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Vikram Jog                                                September 27, 2002
-----------------------------------------------------
Vikram Jog
Corporate Controller
(Principal Accounting Officer)

/s/ Richard H. Ayers                                          September 27, 2002
-----------------------------------------------------
Richard H. Ayers
Director


/s/ Jean-Luc Belingard                                        September 27, 2002
-----------------------------------------------------
Jean-Luc Belingard
Director


/s/ Robert H. Hayes                                           September 27, 2002
-----------------------------------------------------
Robert H. Hayes
Director


/s/ Arnold J. Levine                                          September 27, 2002
-----------------------------------------------------
Arnold J. Levine
Director


/s/ Theodore E. Martin                                        September 27, 2002
-----------------------------------------------------
Theodore E. Martin
Director


/s/ Georges C. St. Laurent, Jr.                               September 27, 2002
-----------------------------------------------------
Georges C. St. Laurent, Jr.
Director


/s/ Carolyn W. Slayman                                        September 27, 2002
-----------------------------------------------------
Carolyn W. Slayman
Director


/s/ Orin R. Smith                                             September 27, 2002
--------------------------------------------
Orin R. Smith
Director


/s/ James R. Tobin                                            September 27, 2002
-----------------------------------------------------
James R. Tobin
Director

                                 CERTIFICATIONS


Principal Executive Officer Certification

I, Tony L. White, certify that:

1.   I have reviewed this annual report on form 10-K of Applera Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date:  September 27, 2002

                                    /s/ Tony L. White
                                    -----------------------------------
                                    Chief Executive Officer



Principal Financial Officer Certification

I, Dennis L. Winger, certify that:

1.   I have reviewed this annual report on Form 10-K of Applera Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date:  September 27, 2002

                                    /s/ Dennis L. Winger
                                    -----------------------------------
                                    Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of Applera Corporation


         Our audits of the consolidated financial statements referred to in our report dated July 25, 2002, appearing in the 2002 Annual Report to Stockholders of Applera Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Stamford, Connecticut
July 25, 2002

                               APPLERA CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 2001, and 2002

(Amounts in thousands)


                                                                             ALLOWANCE FOR
                                                                           DOUBTFUL ACCOUNTS
                                                                           -----------------
Balance at June 30, 1999.............................................            $ 3,834

Charged to income in fiscal year 2000................................              3,146

Deductions from reserve in fiscal year 2000..........................             (3,015)
                                                                                 -------

Balance at June 30, 2000.............................................              3,965

Charged to income in fiscal year 2001................................              3,326

Deductions from reserve in fiscal year 2001..........................             (2,221)
                                                                                 -------

Balance at June 30, 2001 (1).........................................              5,070

Charged to income in fiscal year 2002................................              8,858

Deductions from reserve in fiscal year 2002..........................             (2,978)
                                                                                 -------

Balance at June 30, 2002 (1).........................................           $ 10,950
                                                                                ========


(1) Deducted in the Consolidated Statements of Financial Position from accounts receivable.



                                   SCHEDULE II

                                  EXHIBIT INDEX


Exhibit Number

4.2 Amendment to Rights Agreement dated as of April 17, 2002, among BankBoston, N.A., EquiServe Trust Company, N.A., and the Company

10.13 Fourth Amendment to the Excess Benefit Plan of The Perkin-Elmer Corporation effective October 1, 2001

10.22             Paracel, Inc. Stock Option Plan

10.35 Employment Agreement dated as of December 1, 2000, between the Company and Kathy P. Ordonez

10.36 Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among the Company, its Applied Biosystems Group, its Celera Genomics Group, Foster City Holdings, LLC, and Rockville Holdings, LLC

10.37 Description of Celera Genomics/Applied Biosystems Marketing and Distribution Agreement

13 Annual Report to Stockholders for the fiscal year ended June 30, 2002 (to the extent incorporated herein by reference)

21                List of Subsidiaries

23                Consent of PricewaterhouseCoopers LLP

99.1              Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002