Form 10-Q
period 2002-09-30
APPLERA CORP
filed 2002-11-14
CIK 77551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


As of the close of business on November 8, 2002, there were 209,213,503 shares of Applera Corporation - Applied Biosystems Group Common Stock and 71,514,885 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX

                                                                                       Page
                                                                                       ----
Part I.  Financial Information

Item 1.       Financial Statements

                  Condensed Consolidated Statements of Operations for the
                       Three Months Ended September 30, 2001 and 2002                    1

                  Condensed Consolidated Statements of Financial Position at
                       June 30, 2002 and September 30, 2002                              2

                  Condensed Consolidated Statements of Cash Flows for the
                       Three Months Ended September 30, 2001 and 2002                    3

                  Notes to Unaudited Condensed Consolidated Financial Statements      4-17

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  Discussion of Applera Corporation                                  18-23

                  Discussion of Applied Biosystems Group                             24-28

                  Discussion of Celera Genomics Group                                28-30

                  Discussion of Celera Diagnostics                                      31

                  Outlook                                                            31-33

                  Forward-Looking Statements                                         33-54

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                55

Item 4.       Controls and Procedures                                                   55

Part II.  Other Information                                                             56


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                                              Three Months Ended
                                                                                September 30,
                                                                            2001             2002
                                                                         ---------        ---------
Net Revenues                                                             $ 387,854        $ 417,333
Cost of sales                                                              186,524          194,894
                                                                         ---------        ---------
Gross Margin                                                               201,330          222,439
Selling, general and administrative                                        107,107          108,101
Research, development and engineering                                       84,502          103,291
Amortization of intangible assets                                              471            2,700
                                                                         ---------        ---------
Operating Income                                                             9,250            8,347
Interest expense                                                              (240)            (210)
Interest income                                                             14,347            8,589
Other income (expense), net                                                 (1,738)          (2,115)
                                                                         ---------        ---------
Income Before Income Taxes                                                  21,619           14,611
Provision for income taxes                                                   4,634            2,546
                                                                         ---------        ---------
Income From Continuing Operations                                           16,985           12,065
Loss from discontinued operations, net of income taxes                                      (16,400)
                                                                         ---------        ---------
Net Income (Loss)                                                        $  16,985        $  (4,335)
                                                                         =========        =========

Applied Biosystems Group (see Note 4)
   Income From Continuing Operations                                     $  32,196        $  34,222
      Basic per share                                                    $    0.15        $    0.16
      Diluted per share                                                  $    0.15        $    0.16

   Loss From Discontinued Operations                                     $       -        $ (16,400)
      Basic per share                                                    $       -        $   (0.08)
      Diluted per share                                                  $       -        $   (0.08)

   Net Income                                                            $  32,196        $  17,822
      Basic per share                                                    $    0.15        $    0.08
      Diluted per share                                                  $    0.15        $    0.08

   Dividends per share                                                   $  0.0425        $  0.0425

Celera Genomics Group (see Note 4)
   Net Loss                                                              $ (15,562)       $ (19,649)
      Basic and diluted per share                                        $   (0.25)       $   (0.28)



          See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                                                               At June 30,      At September 30,
                                                                                  2002                2002
                                                                              -----------         -----------
                                                                                                  (unaudited)
 Assets
 Current assets
   Cash and cash equivalents                                                  $   470,218         $   559,184
   Short-term investments                                                         889,685             783,056
   Accounts receivable, net                                                       406,244             375,344
   Inventories, net                                                               146,804             154,817
   Prepaid expenses and other current assets                                       99,547              98,507
                                                                              -----------         -----------
 Total current assets                                                           2,012,498           1,970,908
 Property, plant and equipment, net                                               488,744             485,391
 Other long-term assets                                                           574,157             580,645
                                                                              -----------         -----------
 Total Assets                                                                 $ 3,075,399         $ 3,036,944
                                                                              ===========         ===========

 Liabilities And Stockholders' Equity
 Current liabilities
   Loans payable                                                              $       299         $     9,271
   Accounts payable                                                               168,218             158,855
   Accrued salaries and wages                                                      82,165              64,739
   Accrued taxes on income                                                        101,209              88,380
   Other accrued expenses                                                         275,348             255,095
                                                                              -----------         -----------
 Total current liabilities                                                        627,239             576,340
 Long-term debt                                                                    17,983              17,823
 Other long-term liabilities                                                      205,234             227,629
                                                                              -----------         -----------
 Total Liabilities                                                                850,456             821,792

 Stockholders' Equity
   Capital stock
         Applera Corporation - Applied Biosystems Group                             2,128               2,128
         Applera Corporation - Celera Genomics Group                                  710                 715
   Capital in excess of par value                                               2,086,929           2,093,175
   Retained earnings                                                              292,690             278,619
   Accumulated other comprehensive loss                                           (91,574)            (91,525)
   Treasury stock, at cost                                                        (65,940)            (67,960)
                                                                              -----------         -----------
 Total Stockholders' Equity                                                     2,224,943           2,215,152
                                                                              -----------         -----------
 Total Liabilities And Stockholders' Equity                                   $ 3,075,399         $ 3,036,944
                                                                              ===========         ===========


           See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)


                                                                                        Three months ended
                                                                                          September 30,
                                                                                       2001           2002
                                                                                    ---------       ---------
 Operating Activities From Continuing Operations
 Income from continuing operations                                                  $  16,985       $  12,065
 Adjustments to reconcile income from continuing
    operations to net cash provided (used) by operating activities:
     Depreciation and amortization                                                     24,483          36,091
     Long-term compensation programs                                                    2,102           2,500
     Deferred income taxes                                                             (9,563)         (9,667)
     Loss from equity method investees                                                    311           4,109
 Changes in operating assets and liabilities:
     Accounts receivable                                                               36,664          26,632
     Inventories                                                                       (9,889)         (9,033)
     Prepaid expenses and other assets                                                 (7,694)        (13,436)
     Accounts payable and other liabilities                                           (29,381)        (52,314)
                                                                                    ---------       ---------
 Net Cash Provided (Used) By Operating Activities                                      24,018          (3,053)
                                                                                    ---------       ---------
 Investing Activities From Continuing Operations
 Additions to property, plant and equipment, net                                      (31,451)        (24,194)
 Sales (purchases) of short-term investments, net                                      (9,594)        107,356
                                                                                    ---------       ---------
 Net Cash Provided (Used) By Investing Activities                                     (41,045)         83,162
                                                                                    ---------       ---------
 Net Cash Used By Operating Activities
   From Discontinued Operations                                                          (300)           (728)
                                                                                    ---------       ---------
 Financing Activities
 Net change in loans payable                                                           (3,115)          9,137
 Dividends                                                                             (8,979)         (8,931)
 Purchases of common stock for treasury                                                  (941)         (6,847)
 Proceeds from stock issued for stock plans                                             6,652          15,020
                                                                                    ---------       ---------
 Net Cash Provided (Used) By Financing Activities                                      (6,383)          8,379
                                                                                    ---------       ---------
 Effect Of Exchange Rate Changes On Cash                                               14,355           1,206
                                                                                    ---------       ---------
 Net Change In Cash And Cash Equivalents                                               (9,355)         88,966
 Cash And Cash Equivalents Beginning Of Period                                        608,535         470,218
                                                                                    ---------       ---------
 Cash And Cash Equivalents End Of Period                                            $ 599,180       $ 559,184
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

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Applera Corporation (the "Company") 2002 Annual Report to Stockholders. Significant accounting policies disclosed therein have not changed.

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

NOTE 2 - RESTRUCTURING

The Celera Genomics group recorded a restructuring charge of $2.8 million during fiscal 2002 for severance costs associated with the termination of 132 employees primarily within the functional areas of DNA sequencing, data management and analysis support, sales, and general administration. This restructuring plan was undertaken to realign the organization with the Celera Genomics group's drug discovery strategy and to reduce infrastructure previously built to support whole genome sequencing and the acquisition of customers for the Online/Information Business. All actions under this plan were taken as of June 30, 2002. Cash payments associated with this restructuring plan during the three months ended September 30, 2002 were $1.5 million. The remaining cash payments of $0.6 million are expected to be made during the remainder of fiscal 2003.

NOTE 3 - COMPREHENSIVE LOSS

Accumulated other comprehensive loss included in stockholders' equity in the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive loss for the three months ended September 30 is presented in the following table:

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


(Dollar amounts in millions)                                                 2001       2002
----------------------------------------------------------------------------------------------
Net income (loss)                                                           $ 17.0     $ (4.3)
Other comprehensive gain (loss):
  Net unrealized losses on investments, net of tax                           (24.9)      (5.7)
  Net unrealized gains (losses) on hedge contracts, net of tax                (8.9)       9.3
  Net unrealized (gains) losses on hedge contracts reclassified
    into earnings, net of tax                                                 (3.3)       1.8
  Foreign currency translation adjustments                                    19.3       (5.4)
----------------------------------------------------------------------------------------------
Other comprehensive loss                                                     (17.8)         -
----------------------------------------------------------------------------------------------
Comprehensive loss                                                          $ (0.8)    $ (4.3)
----------------------------------------------------------------------------------------------


NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each class of common stock is computed by dividing the earnings or losses allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings (loss) per share is computed by dividing the earnings or losses allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Dilutive common stock equivalents primarily consist of employee stock options.

The earnings or losses allocated to each class of common stock are determined by the Company's Board of Directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America consistently applied. The Company believes this method of allocation is systematic and reasonable. The Board of Directors can, at its discretion, change the method of allocating earnings or losses to each class of common stock at any time.

The following table presents a reconciliation of basic and diluted earnings
(loss) per share from continuing operations for the three months ended September 30:

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


                                                                      Applied Biosystems            Celera Genomics
                                                                             Group                       Group
                                                                    ----------------------      -----------------------
 (Amounts in thousands except per share amounts)                      2001          2002          2001           2002
------------------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares
   used in the calculation of basic earnings
   (loss) per share                                                  211,363       208,825        61,792         71,100

 Common stock equivalents                                              3,850         1,185
------------------------------------------------------------------------------------------------------------------------

 Shares used in the calculation of diluted
   earnings (loss) per share                                         215,213       210,010        61,792         71,100
------------------------------------------------------------------------------------------------------------------------

 Income (loss) from continuing operations used
   in the calculation of basic and diluted
   earnings (loss) per share from continuing operations             $ 32,196      $ 34,222      $(15,562)      $(19,649)

 Income (loss) per share from continuing operations
     Basic                                                          $   0.15      $   0.16      $  (0.25)      $  (0.28)
     Diluted                                                        $   0.15      $   0.16      $  (0.25)      $  (0.28)
------------------------------------------------------------------------------------------------------------------------


Options to purchase 20.1 million and 27.3 million shares of Applera Corporation
- Applied Biosystems Group Common Stock were outstanding at September 30, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. Options and warrants to purchase 14.1 million and 12.4 million shares of Applera Corporation - Celera Genomics Group Common Stock ("Applera - Celera stock") were outstanding at September 30, 2001 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                                           June 30,             September 30,
(Dollar amounts in millions)                 2002                   2002
-----------------------------------------------------------------------------
Raw materials and supplies                 $  71.3              $   70.3
Work-in-process                               11.1                   8.3
Finished products                             64.4                  76.2
-----------------------------------------------------------------------------
Total inventories                         $  146.8              $  154.8
-----------------------------------------------------------------------------

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company's intangible assets subject to amortization:


                                            June 30, 2002                   September 30, 2002
                                    ---------------------------          -------------------------
                                      Gross                                Gross
                                     Carrying       Accumulated           Carrying     Accumulated
(Dollar amounts in millions)          Amount       Amortization            Amount     Amortization
--------------------------------------------------------------------------------------------------
Patents                             $   33.1         $   8.6             $   33.1         $   9.5
Acquired technology                     66.2            28.1                 66.3            31.8
Favorable operating leases              11.6             1.8                 11.6             2.6
--------------------------------------------------------------------------------------------------
Total                               $  110.9         $  38.5             $  111.0         $  43.9
--------------------------------------------------------------------------------------------------


Aggregate amortization expense for the three months ended September 30, 2001 and 2002 was $2.0 million and $5.6 million, respectively. The amortization expense in fiscal 2003 includes the amortization of intangible assets acquired as part of the acquisition of Axys Pharmaceuticals, Inc. and Boston Probes, Inc. in the second quarter of fiscal 2002. The Applied Biosystems group and Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group, record amortization expense in costs of sales. The Celera Genomics group records amortization expense in amortization of intangible assets. The estimated annual amortization expense for each of the next five fiscal years ending June 30 for intangible assets recorded in the Statement of Financial Position as of September 30, 2002 is as follows:


                                      Applied     Celera
                                     Biosystems  Genomics    Celera
(Dollar amounts in millions)          Group       Group    Diagnostics  Consolidated
-------------------------------------------------------------------------------------
2003                                  $ 9.5       $ 5.9      $ 1.9         $ 17.3
2004                                    9.0         2.9        2.0           13.9
2005                                    8.7         2.9        2.0           13.6
2006                                    8.6         1.1        2.0           11.7
2007                                    7.7                    1.8            9.5
-------------------------------------------------------------------------------------


The carrying amount of goodwill at September 30, 2002 was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                                    Three months ended
                                                      September 30,
 (Dollar amounts in millions)                        2001       2002
----------------------------------------------------------------------
Tax benefit related to employee stock options       $ 3.4      $ 0.5
Dividends declared but not paid                     $ 9.0      $ 8.9
----------------------------------------------------------------------


NOTE 8 - FINANCIAL INSTRUMENTS

Cash Flow Hedges
The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currencies. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Company utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in accumulated other comprehensive income (loss), is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the three month periods ended September 30, 2001 and 2002, the Company recognized net gains of $4.7 million and net losses of $2.6 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At September 30, 2002, $20.1 million of net derivative losses ($13.4 million net of deferred taxes) recorded in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months.

NOTE 9 - CONTINGENCIES

Litigation
The Company is involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. Following is a description of certain claims currently being defended by the Company.

The Company and some of its officers were served in five lawsuits between April and May, 2000, purportedly on behalf of purchasers of Applera - Celera stock in the Company's follow-on public offering of Applera - Celera stock completed on March 6, 2000. In the offering, the Company sold an aggregate of approximately
4.4 million shares of Applera - Celera stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and are pending in the United States District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to the Company's genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that the Company did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. A motion to dismiss the complaint is pending.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The Company is involved in several litigation matters with MJ Research, Inc., commencing with the Company's filing claims against MJ Research based on its alleged infringement of certain polymerase chain reaction, or PCR, patents. On December 21, 2000, MJ Research filed an action against the Company in the United States District Court for the District of Columbia. The complaint is based on the allegation that the patents underlying the Company's DNA sequencing instruments were invalidly obtained because one of the alleged inventors, whose work was funded in part by the United States government, was knowingly omitted from the patent applications. The Company patents at issue are U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against Applera. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the United States government although the government has to date declined to participate in the suit.

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

On July 3, 2002, Beckman Coulter, Inc. filed a patent infringement action against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company is infringing Beckman Coulter's U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled "Capillary Electrophoresis Using Replaceable Gels," and U.S. Patent No. 5,552,580, entitled "Heated Cover Device," although it does not identify the specific facts on which this allegation is based. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper.

On or about November 3, 1999, On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against the Company, PerkinElmer, Inc. and Sick UPA, GmbH in the United States District Court for the District of Connecticut. The complaint alleges that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, are based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringes U.S. Patent No. 5,440,143. On-Line Technologies is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

The Company has not made any accrual in its consolidated financial statements for any potential losses in the cases described above because it believes that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these cases. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in any of the cases described above or in the Company's other current litigation. An adverse determination in certain of the Company's current litigation, particularly the cases described above, could have a material adverse effect on the consolidated financial statements of the Company.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


NOTE 10 - SUBSEQUENT EVENT

In October 2002, the Company received an adverse jury verdict in connection with a patent lawsuit between TA Instruments, Inc., a subsidiary of Waters Corporation, and The Perkin-Elmer Corporation relating to thermal analysis products. The Applied Biosystems group is involved as the successor to The Perkin-Elmer Corporation, having sold the thermal instruments product line as part of the sale of its analytical instruments division to EG&G, Inc. (now named PerkinElmer, Inc.) in 1999. The Company retained liability with respect to the litigation, which has gone through several stages since being commenced in 1995.

The jury awarded TA Instruments $13.3 million based on lost sales, price erosion, and reasonable royalties. This award is subject to entry of a final order by the court, where interest and additional damages may be added. The Company recorded a charge of $16.4 million, net of income taxes, as part of discontinued operations in the quarter ended September 30, 2002. However, the Company intends to appeal the ultimate judgment.

NOTE 11 - SEGMENT AND CONSOLIDATING INFORMATION

Presented below is the Company's segment and consolidating financial information, including the allocation of expenses between the segments in accordance with the Company's allocation policies, as well as other related party transactions, such as sales of products between segments. Earnings attributable to each group are determined by the Company's Board of Directors. This determination is generally based on net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America.

See Note 14 to the consolidated financial statements included in the Company's 2002 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies (which information is incorporated herein by reference).

Intersegment Revenues
For the three month periods ended September 30, 2001 and 2002, the Applied Biosystems group recorded net revenues from leased instruments, shipments of consumables and project materials, and contracted R&D services to the Celera Genomics group of $6.1 million and $0.9 million, respectively.

For the three month periods ended September 30, 2001 and 2002, the Applied Biosystems group purchased $1.7 million and $3.0 million, respectively, of diagnostics products from Celera Diagnostics under a distribution arrangement. For the three month period ended September 30, 2002, the Applied Biosystems group recorded revenues from leased instruments and shipments of consumables to Celera Diagnostics of $0.9 million.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

For the three month period ended September 30, 2002, the Celera Genomics group recorded net revenues of $0.4 million for royalties generated by sales of certain products of the Knowledge Business under an online marketing and distribution agreement with the Applied Biosystems group. Pursuant to this agreement, the Applied Biosystems group became the exclusive distributor of the Celera Discovery Systems(TM) online platform, beginning July 1, 2002, operated by the Celera Genomics group.

Allocation of Federal and State Income Taxes
For the three month periods ended September 30, 2001 and 2002, the Applied Biosystems group utilized, without reimbursement, $7.9 million and $9.7 million, respectively, of tax benefits generated by the Celera Genomics group.

Celera Diagnostics
For the three month periods ended September 30, 2001 and 2002, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as tax benefits associated with those losses. Also for the three month periods ended September 30, 2001 and 2002, the Applied Biosystems group paid $3.3 million and $5.0 million, respectively, to the Celera Genomics group for the utilization of those tax benefits generated by Celera Diagnostics.

During the three months ended September 30, 2001 and 2002, the Celera Genomics group funded $8.8 million and $12.4 million, respectively, of operating losses of Celera Diagnostics. The Applied Biosystems group and the Celera Genomics group each funded $1.8 million for the first quarter of fiscal 2003 for capital expenditures and working capital needs related to Celera Diagnostics.

In the following tables, the "Eliminations" column represents the elimination of intergroup activity and the loss on Celera Diagnostics, which is included both in the "Celera Diagnostics" column and net within the "Celera Genomics group" column as "Loss from joint venture."

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2002

                                                          Applied        Celera
                                                        Biosystems      Genomics         Celera
(Dollar amounts in thousands)                             Group           Group        Diagnostics     Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers                    $ 394,118       $  23,186       $      29       $       -       $ 417,333
Intersegment revenues                                       1,779             462           2,951          (5,192)
----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                              395,897          23,648           2,980          (5,192)        417,333
Cost of sales                                             193,298           3,418           2,417          (4,239)        194,894
----------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                              202,599          20,230             563            (953)        222,439
Selling, general and administrative                        87,486           5,036           2,169          13,410         108,101
Corporate allocated expenses                               10,790           1,956             664         (13,410)
Research, development and engineering                      61,032          32,533          11,063          (1,337)        103,291
Amortization of intangible assets                                           2,700                                           2,700
----------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                    43,291         (21,995)        (13,333)            384           8,347
Interest expense                                              (29)           (181)                                           (210)
Interest income                                             3,223           5,366                                           8,589
Other income (expense), net                                 1,045          (3,160)                                         (2,115)
Loss from joint venture                                                   (13,333)                         13,333
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                          47,530         (33,303)        (13,333)         13,717          14,611
Provision (benefit) for income taxes                       13,308         (13,654)                          2,892           2,546
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations                   34,222         (19,649)        (13,333)         10,825          12,065
Loss from discontinued operations,
  net of income taxes                                     (16,400)                                                        (16,400)
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                       $  17,822       $ (19,649)      $ (13,333)      $  10,825       $  (4,335)
----------------------------------------------------------------------------------------------------------------------------------


                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


Condensed Consolidating Statement of Financial Position At September 30, 2002

                                                        Applied         Celera
                                                       Biosystems      Genomics         Celera
(Dollar amounts in thousands)                            Group           Group       Diagnostics    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                        $   431,463    $   127,721        $      -      $       -     $   559,184
    Short-term investments                                29,303        753,753                                        783,056
    Accounts receivable, net                             363,855         12,588             194         (1,293)        375,344
    Inventories, net                                     149,973          2,130           2,858           (144)        154,817
    Prepaid expenses and other current assets             87,243         10,081           1,235            (52)         98,507
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                   1,061,837        906,273           4,287         (1,489)      1,970,908
Property, plant and equipment, net                       357,896        119,040           9,535         (1,080)        485,391
Other long-term assets                                   411,400        178,186           9,639        (18,580)        580,645
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $ 1,831,133    $ 1,203,499        $ 23,461      $ (21,149)    $ 3,036,944
===============================================================================================================================

Liabilities And Stockholders' Equity
Current liabilities
    Loans payable                                    $     9,271    $         -        $      -      $       -     $     9,271
    Accounts payable                                     148,742          8,870           2,691         (1,448)        158,855
    Accrued salaries and wages                            52,932          9,225           2,582                         64,739
    Accrued taxes on income                               78,947          9,433                                         88,380
    Other accrued expenses                               201,427         51,877           1,587            204         255,095
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                491,319         79,405           6,860         (1,244)        576,340
Long-term debt                                                           17,823                                         17,823
Other long-term liabilities                              197,076         30,443             110                        227,629
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                        688,395        127,671           6,970         (1,244)        821,792

Total Stockholders' Equity                             1,142,738      1,075,828          16,491        (19,905)      2,215,152
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities And Stockholders' Equity           $ 1,831,133    $ 1,203,499        $ 23,461      $ (21,149)    $ 3,036,944
===============================================================================================================================


                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


Condensed Consolidating Statement of Cash Flows For the Three Months Ended September 30, 2002

                                                                Applied       Celera
                                                               Biosystems    Genomics       Celera
(Dollar amounts in thousands)                                    Group        Group      Diagnostics    Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities From Continuing Operations
Income (loss) from continuing operations                      $  34,222    $ (19,649)   $ (13,333)        $  10,825    $  12,065
Adjustments to reconcile income (loss) from
   continuing operations to net cash provided (used)
   by operating activities:
    Depreciation and amortization                                23,588       12,074          911              (482)      36,091
    Long-term compensation programs                               1,930          570                                       2,500
    Deferred income taxes                                       (13,131)         761                          2,703       (9,667)
    Loss from joint venture and equity method investees                       17,442                        (13,333)       4,109
    Nonreimbursable utilization of intergroup tax benefits        9,716       (9,716)
Changes in operating assets and liabilities:
  Accounts receivable                                             8,252       17,362          (17)            1,035       26,632
  Inventories                                                    (8,117)        (270)        (643)               (3)      (9,033)
  Prepaid expenses and other assets                             (11,608)      (1,351)        (471)               (6)     (13,436)
  Accounts payable and other liabilities                        (29,247)     (21,303)      (1,025)             (739)     (52,314)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities                 15,605       (4,080)     (14,578)                        (3,053)
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                 (20,908)      (1,871)      (1,415)                       (24,194)
Sales of short-term investments, net                                         107,356                                     107,356
Investments, net                                                 (1,786)     (14,207)                        15,993
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Investing Activities                (22,694)      91,278       (1,415)           15,993       83,162
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities
   From Discontinued Operations                                    (728)                                                    (728)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net change in loans payable                                       9,137                                                    9,137
Dividends                                                        (8,931)                                                  (8,931)
Net cash funding from groups                                                               15,993           (15,993)
Purchases of common stock for treasury                           (6,847)                                                  (6,847)
Proceeds from stock issued for stock plans                        3,387       11,633                                      15,020
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Financing Activities                 (3,254)      11,633       15,993           (15,993)       8,379
----------------------------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                           1,206                                                    1,206
----------------------------------------------------------------------------------------------------------------------------------
Net Change In Cash And Cash Equivalents                          (9,865)      98,831                                      88,966
Cash And Cash Equivalents Beginning Of Period                   441,328       28,890                                     470,218
----------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents End Of Period                       $ 431,463    $ 127,721    $       -         $       -    $ 559,184
==================================================================================================================================


                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2001

                                                 Applied          Celera
                                                Biosystems       Genomics          Celera
(Dollar amounts in thousands)                     Group            Group         Diagnostics     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers           $ 360,480        $ 27,274         $    100          $     -         $ 387,854
Intersegment revenues                              6,072                            1,748           (7,820)
-----------------------------------------------------------------------------------------------------------------------------
Net Revenues                                     366,552          27,274            1,848           (7,820)          387,854
Cost of sales                                    179,373          11,915            1,496           (6,260)          186,524
-----------------------------------------------------------------------------------------------------------------------------
Gross Margin                                     187,179          15,359              352           (1,560)          201,330
Selling, general and administrative               81,727          10,588            2,199           12,593           107,107
Corporate allocated expenses                      10,023           2,017              553          (12,593)
Research, development and engineering             52,318          27,742            6,977           (2,535)           84,502
Amortization of intangible assets                                    471                                                 471
-----------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                           43,111         (25,459)          (9,377)             975             9,250
Interest expense                                    (240)                                                               (240)
Interest income                                    3,497          10,850                                              14,347
Other income (expense), net                       (1,022)           (716)                                             (1,738)
Loss from joint venture                                           (9,377)                            9,377
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                 45,346         (24,702)          (9,377)          10,352            21,619
Provision (benefit) for income taxes              13,150          (9,140)                              624             4,634
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                               $ 32,196       $ (15,562)        $ (9,377)         $ 9,728          $ 16,985
=============================================================================================================================


                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Financial Position At June 30, 2002

                                                        Applied           Celera
                                                       Biosystems        Genomics       Celera
(Dollar amounts in thousands)                            Group            Group       Diagnostics     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                        $   441,328      $   28,890       $      -        $       -        $ 470,218
    Short-term investments                                29,653         860,032                                          889,685
    Accounts receivable, net                             376,375          29,950            177             (258)         406,244
    Inventories, net                                     142,876           1,860          2,215             (147)         146,804
    Prepaid expenses and other current assets             81,759          17,082            764              (58)          99,547
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                   1,071,991         937,814          3,156             (463)       2,012,498
Property, plant and equipment, net                       354,536         127,024          8,746           (1,562)         488,744
Other long-term assets                                   392,055         185,206          9,924          (13,028)         574,157
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $ 1,818,582      $1,250,044       $ 21,826        $ (15,053)     $ 3,075,399
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Loans payable                                    $       299      $        -       $      -        $       -      $       299
    Accounts payable                                     152,959          12,276          3,241             (258)         168,218
    Accrued salaries and wages                            65,187          13,585          3,393                            82,165
    Accrued taxes on income                               92,972           8,237                                          101,209
    Other accrued expenses                               210,731          63,409          1,266              (58)         275,348
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                522,148          97,507          7,900             (316)         627,239
Long-term debt                                                            17,983                                           17,983
Other long-term liabilities                              171,203          33,936             95                           205,234
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                        693,351         149,426          7,995             (316)         850,456
----------------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                             1,125,231       1,100,618         13,831          (14,737)       2,224,943
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           $ 1,818,582      $1,250,044       $ 21,826        $ (15,053)     $ 3,075,399
==================================================================================================================================


                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Cash Flows For the Three Months Ended September 30, 2001

                                                                 Applied      Celera
                                                               Biosystems    Genomics      Celera
(Dollar amounts in thousands)                                     Group        Group     Diagnostics  Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities From Continuing Operations
Net income (loss)                                              $  32,196    $ (15,562)   $  (9,377)   $   9,728        $  16,985
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                 17,511        7,353          594         (975)          24,483
    Long-term compensation programs                                1,619          483                                      2,102
    Deferred income taxes                                         (9,322)       1,218                    (1,459)          (9,563)
    Loss from joint venture and equity method investees                         9,688                    (9,377)             311
    Nonreimbursable utilization of intergroup tax benefits         7,934       (7,934)
Changes in operating assets and liabilities:
  Accounts receivable                                             39,126         (192)        (100)      (2,170)          36,664
  Inventories                                                     (9,943)        (175)         229                        (9,889)
  Prepaid expenses and other assets                               (4,063)      (2,010)      (1,165)        (456)          (7,694)
  Accounts payable and other liabilities                         (23,928)     (13,879)       4,173        4,253          (29,381)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities                  51,130      (21,010)      (5,646)        (456)          24,018
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities From Continuing Operations
Additions to property, plant and equipment, net                  (26,446)      (3,236)      (1,769)                      (31,451)
Purchases of short-term investments, net                                       (9,594)                                    (9,594)
Acquisitions and investments, net                                    431       (8,302)                    7,871
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities                            (26,015)     (21,132)      (1,769)       7,871          (41,045)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities
  From Discontinued Operations                                      (300)                                                   (300)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net change in loans payable                                       (3,115)                                                 (3,115)
Dividends                                                         (8,979)                                                 (8,979)
Net cash funding from groups                                                                 7,415       (7,415)
Purchases of common stock for treasury                                           (941)                                      (941)
Proceeds from stock issued for stock plans                         3,155        3,497                                      6,652
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Financing Activities                  (8,939)       2,556        7,415       (7,415)          (6,383)
--------------------------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                           14,355                                                  14,355
--------------------------------------------------------------------------------------------------------------------------------
Net Change In Cash And Cash Equivalents                           30,231      (39,586)                                    (9,355)
Cash And Cash Equivalents Beginning Of Period                    392,459      216,076                                    608,535
--------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents End Of Period                        $ 422,690    $ 176,490    $       -    $       -        $ 599,180
================================================================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The purpose of the following Management's Discussion and Analysis is to provide an overview of the business of Applera Corporation to help facilitate the understanding of significant factors influencing the historical operating results, financial condition and cash flows and also to convey our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2002 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

Overview
We are comprised of three business segments: the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics.

The Applied Biosystems group develops and markets instrument-based systems, reagents, software, and contract services to the life science industry and research community. Customers use these tools to analyze nucleic acids ("DNA" and "RNA"), small molecules, and proteins to make scientific discoveries, develop new pharmaceuticals, and conduct standardized testing.

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets and diagnostic marker candidates, and to discover and develop new therapeutics. Its Celera Discovery System(TM) ("CDS") online platform, marketed exclusively through the Knowledge Business of the Applied Biosystems group, is an integrated source of information based on the human genome and other biological and medical sources.

Celera Diagnostics was established in the fourth quarter of fiscal 2001 as a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. This venture is focused on the discovery, development, and commercialization of novel diagnostics products.

In fiscal 1999, following a recapitalization, we created two classes of common stock referred to as "tracking" stocks. Tracking stock is a class of stock of a corporation intended to "track" or reflect the performance of a specific business within the corporation.

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

Our company's fiscal year ends on June 30. The financial information for each segment is presented in Note 11 to our condensed consolidated financial statements, Segment and Consolidating Information. Management's Discussion and Analysis addresses the consolidated financial results followed by the discussions of our three segments.

The following noteworthy developments have occurred at our company since the beginning of fiscal 2003:

Applied Biosystems Group
o In August 2002, the Applied Biosystems group announced two collaborations to develop new technologies and applications for proteomics, one with Myriad Proteomics, Inc. and the other with the Institute for Systems Biology.
o In September 2002, MDS SCIEX Instruments, a partnership between the Applied Biosystems group and MDS INC., introduced the QSTAR(R) XL LC/MS/MS system. This system is designed to provide improved sensitivity and resolution to proteomics researchers as well as improved sensitivity and mass accuracy to pharmaceutical drug discovery researchers.
o In October 2002, the Applied Biosystems group, as successor to The Perkin-Elmer Corporation, received an adverse jury verdict in a patent lawsuit with TA Instruments, Inc., a subsidiary of Waters Corporation, relating to thermal analysis products. Please refer to Note 10 to our condensed consolidated financial statements for more information.

Celera Genomics Group
o In August 2002, Robert Booth, Ph.D. joined the Celera Genomics group, as Senior Vice President of Research & Development, responsible for integrating and leading all of the Celera Genomics group's therapeutic discovery and development activities.
o In October 2002, the Celera Genomics group purchased a number of pre-clinical oral tryptase inhibitors for the treatment of asthma from Bayer AG. These compounds were generated under a prior collaboration between the Celera Genomics group and Bayer. Please refer to the acquired in-process research and development section of this Management's Discussion and Analysis for more information.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Diagnostics

o In October 2002, Celera Diagnostics announced three new collaborations, with:
     - Bristol-Meyers Squibb to study genes that may be useful in the diagnosis and treatment of cardiovascular disease and diabetes;
     - Laboratory Corporation of America to establish the clinical utility of laboratory tests based on novel diagnostic markers for Alzheimer's disease, breast cancer and prostate cancer; and
     - Quest Diagnostics Incorporated to establish the clinical utility of laboratory tests based on novel diagnostic markers for cardiovascular disease and diabetes.

Critical Accounting Policies

Please refer to the discussion of our critical accounting policies contained in the Management's Discussion and Analysis section of our 2002 Annual Report to Stockholders (which discussion is incorporated herein by reference).

Acquired In-Process Research and Development

During fiscal 2002, the Celera Genomics group recorded a $99.0 million charge to write-off the value of acquired in-process research and development ("IPR&D") in connection with the acquisition of Axys Pharmaceuticals, Inc. As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses.

The Axys projects acquired as part of the acquisition are in various stages of research and development and will require additional research and development efforts by the Celera Genomics group or its collaborators before any eventual products can be marketed, if ever. These efforts include extensive pre-clinical and clinical testing and are subject to lengthy regulatory review and approval by the United States Food and Drug Administration. The nature and timing of these remaining efforts are dependent upon successful testing and approval of the products as well as maintaining the existing collaborative relationships and entering into new collaborative relationships. If collaboration partners terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization process could be delayed or abandoned.

In October 2002, the Celera Genomics group purchased a number of pre-clinical tryptase inhibitors, including study data and a broad intellectual property estate pertaining to use of these compounds in all fields, for the treatment of asthma from Bayer AG. These compounds were generated under a prior collaboration between Axys and Bayer AG.

During the quarter, we continued to pursue all acquired projects that were active as of June 30, 2002; however, pre-clinical studies for these projects are now expected to continue through calendar 2003.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


As of September 30, 2002, the Celera Genomics group's portion of the estimated costs to complete the partnered projects is not expected to be significant. The costs to complete the proprietary projects are dependent on decisions of how to commercialize, such as whether to partner the project, and at what stage to partner. The Celera Genomics group continues to review the proprietary pre-clinical projects, which may lead to revised prioritization, resourcing and strategy to move toward clinical trials and commercialization. As a result, actual results may vary from the valuation assumptions outlined in Note 2 to our consolidated financial statements contained in our 2002 Annual Report to Stockholders.

Discussion of Consolidated Operations

Results of Continuing Operations--The Three Months Ended September 30, 2002 Compared With The Three Months Ended September 30, 2001

We reported income from continuing operations of $12.1 million for the first quarter of fiscal 2003 compared with $17.0 million for the first quarter of fiscal 2002. The decrease in income from continuing operations reflected higher R&D expenses and lower interest income, partially offset by higher net revenues. On a segment basis, the Applied Biosystems group reported income from continuing operations of $34.2 million for the first quarter of fiscal 2003 compared with $32.2 million for the prior year period. The Celera Genomics group reported a net loss of $19.6 million for the first quarter of fiscal 2003 compared with a net loss of $15.6 million for the first quarter of fiscal 2002. Celera Diagnostics reported a pre-tax loss of $13.3 million for the first quarter of fiscal 2003 compared with a pre-tax loss of $9.4 million for the first quarter of fiscal 2002.

Our net revenues increased 7.6% in the first quarter of fiscal 2003 compared with the prior year quarter. The effects of foreign currency increased net revenues by approximately $5 million, or 1%, for the same period. On a segment basis, net revenues for the Applied Biosystems group were $395.9 million for the first quarter of fiscal 2003 compared with $366.6 million for the first quarter of fiscal 2002, an increase of 8.0%. The Celera Genomics group reported net revenues of $23.6 million for the first quarter of fiscal 2003 compared with $27.3 million for the first quarter of fiscal 2002, a decrease of 13.6%. Celera Diagnostics reported net revenues of $3.0 million for the first quarter of fiscal 2003 compared with $1.8 million for the first quarter of fiscal 2002. Please refer to the discussion on pages 24 to 31 of this quarterly report for further information on the financial results of our segments.

Gross margin, as a percentage of net revenues, was 53.3% for the first quarter of fiscal 2003 compared with 51.9% for the first quarter of fiscal 2002. The higher gross margin percentage in fiscal 2003 was due primarily to a decrease in the lower margin sequencing service business for the Celera Genomics group combined with the positive effects of foreign currency.

Our SG&A expenses, as a percentage of net revenues, decreased to 25.9% for the first quarter of fiscal 2003 compared with 27.6% for the first quarter of fiscal 2002 primarily due to a workforce reduction at the Celera Genomics group resulting from the June 2002 restructuring of the organization, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2002. On a segment basis, SG&A expenses for the Applied Biosystems group were $98.3 million for the first quarter of fiscal 2003 and $91.8 million for the first quarter of 2002. SG&A expenses for the Celera Genomics group were $7.0 million for the first quarter of fiscal 2003 and $12.6 million for the first quarter of fiscal 2002. Celera Diagnostics reported SG&A expenses of $2.8 million for the first quarter of fiscal 2003 and $2.7 million for the first quarter of fiscal 2002.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


R&D expenses increased by $18.8 million for the first quarter of fiscal 2003 to $103.3 million from $84.5 million for the first quarter of fiscal 2002 primarily due to spending on: continued funding of the Applera Genomics Initiative, the costs of which are shared among our three businesses; the development of new products and technologies by the Applied Biosystems group; small molecule therapeutic programs by the Celera Genomics group; and diagnostics programs by the Celera Diagnostics business. The Applera Genomics Initiative includes the resequencing of genes and regulatory regions at the Celera Genomics group, validation of single nucleotide polymorphisms at the Applied Biosystems group, and disease gene association studies at Celera Diagnostics. On a segment basis, R&D expenses for the Applied Biosystems group were $61.0 million for the first quarter of fiscal 2003 and $52.3 million for the first quarter of fiscal 2002. R&D expenses for the Celera Genomics group were $32.5 million for the first quarter of fiscal 2003 and $27.8 million for the first quarter of fiscal 2002. Celera Diagnostics reported R&D expenses of $11.1 million for the first quarter of fiscal 2003 and $7.0 million for the first quarter of fiscal 2002.

Interest income decreased by $5.8 million for the first quarter of fiscal 2003, primarily due to lower average interest rates and, to a lesser extent, to lower average cash and cash equivalents and short-term investments balances during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

Other expense, net increased in the first quarter of fiscal 2003 due to losses related to an investment acquired as part of the Axys acquisition, accounted for under the equity method, offset in part by benefits associated with our foreign currency risk management program.

The effective income tax rate was 17% for the first quarter of fiscal 2003 compared with 21% for the first quarter of fiscal 2002. The lower effective income tax rate in fiscal 2003 was primarily due to increased R&D credits and the implementation of certain tax planning strategies allowing for the increased utilization of foreign tax credits.

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.3 billion at September 30, 2002 and $1.4 billion at June 30, 2002. We maintain a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there are no outstanding borrowings. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our normal operating cash flow needs, planned capital expenditure requirements, and dividends for the foreseeable future. However, we may raise additional capital from time to time.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

In connection with the adverse jury verdict against Applera in the TA Instruments patent lawsuit, we expect to be required to extend a financial guarantee for the amount of the damages awarded plus interest. Upon entry of a final judgment, the cash applied to secure the guarantee will be reclassed to other assets as restricted cash.

                                               June 30,   September 30,
(Dollar amounts in millions)                       2002            2002
------------------------------------------------------------------------
Cash and cash equivalents                       $ 470.2         $ 559.2
Short-term investments                            889.7           783.1
Total debt                                         18.3            27.1
Working capital                                 1,385.3         1,394.6
Debt to total capitalization                       0.8%            1.2%
------------------------------------------------------------------------

Cash and cash equivalents increased in the first quarter of fiscal 2003 as proceeds from maturing short-term investments, short-term loans, and stock issuances were used to fund operations, purchase capital assets, pay dividends and purchase common stock for treasury. Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)                       2001         2002
----------------------------------------------------------------------
Net cash from operating activities              $  24.0         $(3.1)
Net cash from investing activities                (41.0)         83.2
Net cash from financing activities                 (6.4)          8.4
----------------------------------------------------------------------

Net cash from operating activities for the first quarter of fiscal 2003 decreased $27.1 million in comparison to the first quarter of fiscal 2002 as higher income-related cash flows were offset by increased working capital requirements. For the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002, higher compensation-related and tax-related payments, and increased royalty and license activity were only partially offset by lower vendor payments.

In the first quarter of fiscal 2003, cash was generated as short-term investments matured and were reinvested in cash equivalents.

During the first quarter of fiscal 2003, we purchased 380,000 shares of Applera
- Applied Biosystems stock for treasury for $6.8 million. During the first quarter of fiscal 2002, we purchased 47,700 shares of Applera - Celera stock for treasury for $0.9 million.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Discussion of Segments' Operations, Financial Resources and Liquidity

Applied Biosystems Group

Results of Continuing Operations--The Three Months Ended September 30, 2002 Compared With The Three Months Ended September 30, 2001

(Dollar amounts in millions)                                       % Increase/
                                                2001       2002     (Decrease)
-------------------------------------------------------------------------------
Net revenues                                 $ 366.6    $ 395.9           8.0%
Cost of sales                                  179.4      193.3           7.7%
-------------------------------------------------------------------------------
Gross margin                                   187.2      202.6           8.2%
SG&A expenses                                   91.8       98.3           7.1%
R&D                                             52.3       61.0          16.6%
-------------------------------------------------------------------------------
Operating income                                43.1       43.3           0.5%
Interest income, net                             3.3        3.2          (3.0%)
Other income (expense), net                     (1.0)       1.0
-------------------------------------------------------------------------------
Income before income taxes                      45.4       47.5           4.6%
Provision for income taxes                      13.2       13.3           0.8%
-------------------------------------------------------------------------------
Income from continuing operations             $ 32.2     $ 34.2           6.2%
-------------------------------------------------------------------------------
Percentage of net revenues:
  Gross margin                                 51.1%      51.2%
  SG&A expenses                                25.0%      24.8%
  R&D                                          14.3%      15.4%
  Operating income                             11.8%      10.9%

Effective income tax rate                        29%        28%
-------------------------------------------------------------------------------

Income from continuing operations increased in the first quarter of fiscal 2003 primarily due to strong instrument sales, higher service and license revenue, and the favorable effects of foreign currency, partially offset by higher spending related to new products in development and ongoing funding of the Applera Genomics Initiative. The favorable effects of foreign currency increased income from continuing operations by approximately $2 million, or 6%, as compared with the first quarter of fiscal 2002.

Net revenues from the Celera Genomics group, primarily from leased instruments and shipments of consumables and project materials, and contracted R&D services, were $0.9 million for the first quarter of fiscal 2003, or 0.2% of the Applied Biosystems group's net revenues, and $6.1 million for the first quarter of fiscal 2002, or 1.7%. The favorable effects of foreign currency increased net revenues during the first quarter of fiscal 2003 by approximately $5 million, or 1%, as compared to the prior year period. The following table sets forth the Applied Biosystems group's revenues by geographic area for the quarters ended September 30:

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

                                                                % Increase/
(Dollar amounts in millions)             2001        2002        (Decrease)
---------------------------------------------------------------------------
United States                         $ 187.5     $ 212.6            13.4%
Europe                                   94.3        96.5             2.3%
Asia Pacific                             74.8        74.2            (0.8%)
Latin America and other markets          10.0        12.6            26.0%
---------------------------------------------------------------------------
Total                                 $ 366.6     $ 395.9             8.0%
---------------------------------------------------------------------------

Excluding the effects of foreign currency, revenues decreased approximately 3% in Europe during the first quarter of fiscal 2003 compared to the prior year period.

For the first quarter of fiscal 2003, revenues from instrument sales were $189.0 million, an increase of 16.5% from $162.3 million in the prior year period. Instrument sales increased in all three strategic product categories, including DNA sequencing, Sequence Detection Systems ("SDS"), and mass spectrometry. The DNA sequencing product line growth was driven by early shipments of the 3730xl DNA Analyzer to some of the large genome centers in the United States. SDS instrument sales growth was primarily driven by the ABI Prism(R) 7000 and the TaqMan(R) reagents. Additionally, strong demand in the drug metabolism and pharmacokinetics and the protein discovery markets helped drive sales of mass spectrometry instruments, primarily relating to the API 4000(TM) LC/MS/MS System and the AB 4700 Proteomics Analyzer with TOF/TOF(TM) Optics.

Consumables sales were $138.4 million in the first quarter of fiscal 2003 compared to $149.2 million in the first quarter of fiscal 2002, a decrease of 7.2%. Consumables sales were impacted primarily by a decline in revenues from DNA sequencing consumables resulting from sequencing capacity not increasing at a fast enough pace with the rate of reagent dilution, as well as by a decline in sales of core DNA synthesis and PCR consumables.

Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 24.3% to $68.5 million in the first quarter of fiscal 2003 from $55.1 million in the first quarter of fiscal 2002. The increase in revenue resulted from higher service revenues, license fees, and royalties, including $5.4 million for a license related to certain mass spectrometry technology.

Additionally, the following table sets forth the Applied Biosystems group's revenues by product categories for the three-month periods ended September 30:

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

(Dollar amounts in millions)                     2001        2002    % Change
------------------------------------------------------------------------------

DNA sequencing products                        $150.2      $149.3         (1%)
% of total revenues                               41%         38%

SDS and other applied genomics products          68.8        83.5         21%
% of total revenues                               19%         21%

Mass Spectrometry                                54.2        83.4         54%
% of total revenues                               15%         21%

Core DNA synthesis and PCR products              59.1        49.0        (17%)
% of total revenues                               16%         12%

Other                                            34.3        30.7        (10%)
% of total revenues                                9%          8%
------------------------------------------------------------------------------

Total                                          $366.6      $395.9          8%
------------------------------------------------------------------------------

Gross margin, as a percentage of net revenues, remained relatively unchanged from the prior year quarter, as higher margins from royalty and license revenues were offset by increases in lower margin service revenues.

As a percentage of sales, SG&A expenses were approximately the same as the first quarter of fiscal 2002.

As a percentage of net revenues, R&D expenses were 15.4% for the first quarter of fiscal 2003 compared with 14.3% for the first quarter of fiscal 2002. The increase in R&D expenses was primarily the result of ongoing funding of the Applera Genomics Initiative and support for new products in development.

Interest income decreased primarily due to lower average interest rates, partially offset by higher average cash and cash equivalents and short-term investments balances for the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002.

Other income, net increased due to benefits associated with our foreign currency risk management program.

The effective income tax rate decreased during the first quarter of fiscal 2003 due to the implementation of certain tax planning strategies allowing for the increased utilization of foreign tax credits.

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $460.8 million at September 30, 2002 and $471.0 million at June 30, 2002. We maintain a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there are no outstanding borrowings. Cash provided by operating activities has been the Applied Biosystems group's primary source of funds.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy the Applied Biosystems group's normal operating cash flow needs, planned capital expenditure requirements, funding of the Celera Diagnostics joint venture, and dividends for the foreseeable future. However, we may raise additional capital from time to time and allocate it to the Applied Biosystems group.

In connection with the adverse jury verdict against Applera in the TA Instruments patent lawsuit, we expect to be required to extend a financial guarantee for the amount of the damages awarded plus interest. Upon entry of a final judgment, the cash applied to secure the guarantee will be reclassed to other assets as restricted cash.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group and allocate activity within these balances to the group that uses or generates such resources.

                                                 June 30,       September 30,
(Dollar amounts in millions)                        2002                 2002
-------------------------------------------------------------------------------
Cash and cash equivalents                        $ 441.3               $ 431.5
Short-term investments                              29.7                  29.3
Total debt                                           0.3                   9.3
Working capital                                    549.8                 570.5
Debt to total capitalization                          -%                  0.8%
-------------------------------------------------------------------------------

Cash and cash equivalents in the first quarter of fiscal 2003 decreased as cash generated from operating activities and proceeds from short-term loans and stock issuances were expended for capital assets, the funding of the Celera Diagnostics joint venture and dividends, and to purchase common stock for treasury. Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)                       2001                  2002
------------------------------------------------------------------------------
Net cash from operating activities               $ 51.1                $ 15.6
Net cash from investing activities                (26.0)                (22.7)
Net cash from financing activities                 (8.9)                 (3.3)
------------------------------------------------------------------------------

Net cash from operating activities for the first quarter of fiscal 2003 was $35.5 million lower than the first quarter of fiscal 2002. For the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002, higher compensation-related and tax-related payments and increased royalty and license activity were only partially offset by higher income-related cash flows and lower vendor payments. Higher revenues during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 resulted in a higher accounts receivable balance. The Applied Biosystems group's days sales outstanding was 75 days at September 30, 2002 compared to 72 days at June 30, 2002 and 82 days at September 30, 2001. Inventory on hand was 3.9 months at September 30, 2002 compared to 3.3 months at June 30, 2002.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

During the first quarter of fiscal 2003, we purchased 380,000 shares of Applera
- Applied Biosystems stock for treasury for $6.8 million.

Celera Genomics Group

Results of Operations--The Three Months Ended September 30, 2002 Compared With The Three Months Ended September 30, 2001

                                                                  % Increase/
(Dollar amounts in millions)                 2001       2002       (Decrease)
------------------------------------------------------------------------------
Net revenues                              $  27.3      $23.6           (13.6%)
Cost of sales                                11.9        3.4           (71.4%)
R&D                                          27.8       32.5            16.9%
SG&A expenses                                12.6        7.0           (44.4%)
Amortization of intangible assets             0.5        2.7           440.0%
------------------------------------------------------------------------------
Operating loss                              (25.5)     (22.0)          (13.7%)
Interest income, net                         10.9        5.2           (52.3%)
Other income (expense), net                  (0.7)      (3.2)          357.1%
Loss from joint venture                      (9.4)     (13.3)           41.5%
------------------------------------------------------------------------------
Loss before income taxes                    (24.7)     (33.3)           34.8%
Benefit for income taxes                      9.1       13.7            50.5%
------------------------------------------------------------------------------
Net loss                                  $ (15.6)    $(19.6)           25.6%
------------------------------------------------------------------------------

Effective income tax rate                     37%        41%
------------------------------------------------------------------------------

The higher net loss for the Celera Genomics group in the first quarter of fiscal 2003 primarily resulted from increased R&D, higher R&D within the Celera Diagnostics joint venture with the Applied Biosystems group, and lower interest income. Partially offsetting these factors were lower cost of sales and SG&A expenses. Higher Online/Information Business operating income of $9.1 million in first quarter fiscal 2003 compared to $2.1 million in the first quarter of fiscal 2002 resulted from higher subscription revenue, and lower expenses subsequent to the CDS marketing and distribution agreement with the Applied Biosystems group.

Revenues decreased as lower contract sequencing revenue, resulting from the Celera Genomics group's decision not to pursue additional sequencing service business, was only partially offset by an increase in subscription revenue. Online/Information Business revenues increased to $20.6 million in the first quarter of fiscal 2003, compared to $17.0 million in the first quarter of fiscal 2002.

Cost of sales decreased primarily due to the decrease in the sequencing service business.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

R&D expenses increased in the first quarter of fiscal 2003 in comparison to the same quarter last year due primarily to: higher expenses for small molecule therapeutic programs; continued participation in the Applera Genomics Initiative; and $2.9 million recorded in fiscal 2003 for asset write-downs associated with the Rockville sequencing facility due to the group's decision not to pursue additional sequencing service business. These increases were partially offset by lower R&D related to DNA sequencing programs.

SG&A decreased in the first quarter of fiscal 2003 compared to the prior year quarter primarily due to a workforce reduction resulting from the June 2002 restructuring of the organization to focus on drug discovery and development, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2002.

Interest income decreased primarily due to lower average interest rates and, to a lesser extent, to lower average cash and cash equivalents and short-term investments balances during the first quarter of fiscal 2003 compared to the prior year quarter.

Other expense, net increased in the first quarter of fiscal 2003 due to losses relating to an investment acquired as part of the Axys acquisition, accounted for under the equity method.

The effective income tax benefit rate increased in the first quarter of fiscal 2003 and was primarily attributable to increased R&D credits.

Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $881.5 million at September 30, 2002 and $888.9 million at June 30, 2002. We maintain a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there are no outstanding borrowings.

We believe that existing funds and existing sources of debt financing are adequate to satisfy the Celera Genomics group's normal operating cash flow needs, planned capital expenditure requirements and funding of the Celera Diagnostics joint venture for the foreseeable future. However, we may raise additional capital from time to time and allocate it to the Celera Genomics group.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Celera Genomics group and the Applied Biosystems group and allocate activity within these balances to the group that uses or generates such resources.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

                                              June 30,         September 30,
(Dollar amounts in millions)                      2002                 2002
-----------------------------------------------------------------------------
Cash and cash equivalents                       $ 28.9               $ 127.7
Short-term investments                           860.0                 753.8
Total debt                                        18.0                  17.8
Working capital                                  840.3                 826.9
Debt to total capitalization                      1.6%                  1.6%
-----------------------------------------------------------------------------

Cash and cash equivalents in the first quarter of fiscal 2003 increased as proceeds from maturing short-term investments and stock issuances were only partially expended on its operations, the funding of the Celera Diagnostics joint venture and the purchase of capital assets. Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)                       2001                  2002
------------------------------------------------------------------------------
Net cash from operating activities              $ (21.0)               $ (4.1)
Net cash from investing activities                (21.1)                 91.3
Net cash from financing activities                  2.6                  11.6
------------------------------------------------------------------------------

Net cash used by operating activities for the first quarter of fiscal 2003 was $16.9 million lower than the first quarter of fiscal 2002. For the first quarter of fiscal 2003 in comparison to the first quarter of fiscal 2002, the decrease resulted from lower net cash operating losses and larger decreases in accounts receivable and deferred revenues reflect lower revenues resulting from the Celera Genomics group's decision to forego new contract sequencing and service business.

In the first quarter of fiscal 2003, cash was generated as short-term investments matured and were reinvested in cash equivalents. During the first quarters of fiscal 2003 and 2002, the Celera Genomics group's cash investments were primarily related to the Celera Diagnostics joint venture.

Net cash from financing activities for the first quarter of fiscal 2003 increased primarily due to proceeds received from employee stock option exercises.

During the first quarter of fiscal 2002, we purchased 47,700 shares of Applera - Celera stock for treasury for $0.9 million.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Diagnostics

Results of Operations--The Three Months Ended September 30, 2002 Compared With The Three Months Ended September 30, 2001

                                                                % Increase/
(Dollar amounts in millions)              2001         2002      (Decrease)
----------------------------------------------------------------------------
Net revenues                             $ 1.8        $ 3.0           66.7%
Cost of sales                              1.5          2.4           60.0%
R&D                                        7.0         11.1           58.6%
SG&A expenses                              2.7          2.8            3.7%
----------------------------------------------------------------------------
Operating loss                          $ (9.4)     $ (13.3)          41.5%
----------------------------------------------------------------------------

Revenues for the first quarter of fiscal 2003 increased primarily due to higher sales of cystic fibrosis reagents. End-user product sales were $3.9 million for the first quarter of fiscal 2003 and $2.4 million for the first quarter of fiscal 2002. The Applied Biosystems group distributed Celera Diagnostics' products and recorded end-user sales through September 2002. On October 1, 2002, pursuant to the profit-sharing alliance announced in June 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott Laboratories, which now records end-user sales for those products.

R&D increased in the first quarter of fiscal 2003 as a result of Celera Diagnostics' participation in the Applera Genomics Initiative, as well as increased spending for marker discovery and product development. R&D expenses in the first quarter of fiscal 2003 included $0.9 million of lease payments on instruments and purchases of consumables from the Applied Biosystems group.

Outlook

Applied Biosystems Group

Forecasting remains challenging for several reasons, including: unpredictable spending patterns in the pharmaceutical and biotechnology sectors; delays in consideration by the U.S. Congress of the fiscal 2003 National Institutes of Health budget; uncertainty over the status of supplemental annual funding by the Japanese government in its current fiscal year; and difficulties in predicting trends in the consumption of sequencing reagents by the Applied Biosystems group's customer base.

At this time, the Applied Biosystems group reiterates its previous expectation that revenue percentage growth in fiscal 2003 will be in the high single digits to low teens. The Applied Biosystems group continues to expect that growth in fiscal 2003 will be heavily influenced by the adoption of new products. Gross margin in fiscal 2003 is expected to approximate fiscal 2002 levels. Additionally, the Applied Biosystems group expects SG&A expenses to rise somewhat more slowly than revenue during fiscal 2003.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

While the Applied Biosystems group anticipates that the Applera Genomics Initiative will be substantially completed by the end of calendar year 2002, spending for this initiative, as well as development costs related to the Knowledge Business, are expected to lead to an increase in the level of overall R&D spending during the second quarter of fiscal 2003. However, as a percentage of revenues, R&D spending is expected to trend downward during the second and remaining quarters of fiscal 2003 and to approximate 14 percent of revenue for the fiscal year. This annual outlook includes approximately $12 million in expenses, the majority of which are expected to be spent during the first half of fiscal 2003, for the Applied Biosystems group's share of the Applera Genomics Initiative funding.

The Applied Biosystems group expects the effective tax rate for fiscal 2003 to be approximately 28 percent, one percentage point lower than previously forecast due to anticipated higher utilization of foreign tax credits. Future tax legislation may repeal or replace the existing U.S. export tax regime, as well as significantly change other international tax provisions of the Internal Revenue Code. Such changes may result in a change in the effective tax rate for the Applied Biosystems group.

The Applied Biosystems group reiterates its previous expectation that diluted earnings per share from continuing operations for fiscal 2003 will be in the range of $0.85 to $0.95. The Applied Biosystems group expects diluted EPS from continuing operations during the first half of fiscal 2003 to be approximately flat with the prior year period due to the high levels of R&D spending anticipated during this period. The Applied Biosystems group anticipates EPS growth in the second half of fiscal 2003 due to the expected increases in sales and the moderation in R&D spending growth.

Capital spending in fiscal 2003 is anticipated to be approximately $170 million, including approximately $80 million for the facilities expansion in Pleasanton, CA.

Celera Genomics Group

The Celera Genomics group's cash use in fiscal 2003 is expected to decrease from fiscal 2002's level of $106 million to between $75 and $85 million, primarily due to anticipated reductions in SG&A expenses and increased operating margin from the Online/Information Business arrangement with the Applied Biosystems group.

The Celera Genomics group anticipates R&D expenses to be in the range of $130 to $140 million, including approximately $12 million for its share of the Applera Genomics Initiative. SG&A expenses are expected to be between $30 and $35 million. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be approximately $50 to $60 million.

The Celera Genomics group anticipates total revenues between $85 and $95 million, based on its decision not to pursue new service business. Revenues from CDS subscriptions and from Knowledge Business royalties are expected to be between $75 and $80 million.

This outlook does not include potential expenses for downstream pre-clinical or clinical development programs that may be added in the future.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Diagnostics

For fiscal 2003, Celera Diagnostics continues to anticipate end-user sales, including those from its alliance with Abbott Laboratories, in a range of $18 to $22 million. This outlook assumes continued demand growth, both from new products and from higher sales of existing products, and successful product migration into the alliance. For fiscal 2003, Celera Diagnostics anticipates pretax losses of $50 to $60 million and net cash use in the range of $55 to $65 million, including capital spending of approximately $10 million.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "expect," "anticipate," "forecast," "believe," "should," "plan," "intend," "estimate," and "potential," among others. These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include, but are not limited to:

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group's product line obsolete unless it continues to improve existing products, develop new products, and pursue new market opportunities. A significant portion of the net revenues for the Applied Biosystems group each year is derived from products that did not exist in the prior year. The Applied Biosystems group's future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. The Applied Biosystems group's products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. Unanticipated difficulties or delays in replacing existing products with new products, or the inability to gain market acceptance of new products on a timely basis, could adversely affect the Applied Biosystems group's future operating results. The pursuit of new market opportunities will add further complexity and require additional management attention and resources as these markets are addressed.

The Applied Biosystems group relies on third parties for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, there can be no assurance that their operations will not be disrupted. The Applied Biosystems group does not currently have alternative third party manufacturing or supply arrangements for some of the key products and key components manufactured or supplied by third parties. Although the Applied Biosystems group has its own manufacturing facilities, and believes it might be able to manufacture some of the products and components currently sourced from third parties, it also believes that it would take considerable time and resources to establish the capability to do so. Accordingly, if third party manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner and its business could be adversely affected.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Applied Biosystems group's new Knowledge Business may not be successful. In April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Genomics group's Celera Discovery System and related human genomic and other biological and medical information under the terms of a 10-year marketing and distribution agreement. The Applied Biosystems group expects to integrate the Celera Discovery System and the Celera Genomics group's related information into a new Knowledge Business that combines current Applied Biosystems assay, human identification and forensics, and cell biology products with new biological information content and analytical tools. The Knowledge Business is an emerging business and the Applied Biosystems group believes that in order for it to be successful the Applied Biosystems group may have to devote a significant amount of resources to researching, developing, marketing, and distributing Knowledge Business products and services. The market for these products and services is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product and service offerings of the Knowledge Business.

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

The Applied Biosystems group is currently and could in the future be subject to claims for infringement of patents and other intellectual property rights. The Applied Biosystems group's products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and the Applied Biosystems group's belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a theft of trade secret claim against the Applied Biosystems group asserting that the Applied Biosystems group's products improperly use technologies which are not patented but which are protected as trade secrets. The Applied Biosystems group has been made a party to litigation regarding intellectual property matters, including the litigation described in the following paragraph and elsewhere in this quarterly report, some of which, if determined adversely, could have a material adverse effect on the Applied Biosystems group. Due to the fact that the Applied Biosystems group's business depends in large part on rapidly developing and dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

MJ Research, Inc. has filed a lawsuit against the Company based on the allegation that four patents underlying the Applied Biosystems group's DNA sequencing instruments were invalidly obtained because one of the alleged inventors, whose work was funded in part by the United States government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the United States government although the government has to date declined to participate in the lawsuit. Promega Corporation has filed a lawsuit against the Company alleging that the Applied Biosystems group, along with certain other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits. Beckman Coulter, Inc. has filed a lawsuit against the Company alleging that the Applied Biosystems group is infringing three Beckman Coulter patents, although it has not identified the specific facts on which the allegation is based. If any of these matters proceed to trial, the cost of the litigation, and the amount of management time that will be devoted to the litigation, will be significant. There can be no assurance that these matters will be resolved favorably, that the Company, the Applied Biosystems group, or the Celera Genomics group will not be enjoined from selling the products in question or other products as a result, or that any monetary or other damages assessed against the Company will not have a material adverse effect on the financial condition of the Company, the Applied Biosystems group, or the Celera Genomics group.

Since the Applied Biosystems group's business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group's net revenues during fiscal 2002 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group's control.

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

The Applied Biosystems group's Knowledge Business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. Because the Applied Biosystems group's Knowledge Business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Applied Biosystems group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Applied Biosystems group's hardware or software malfunctions or access to the Applied Biosystems group's data by internal Knowledge Business research personnel or Knowledge Business customers through the Internet is interrupted, the Knowledge Business could suffer.

The Applied Biosystems group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Knowledge Business online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Applied Biosystems group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' access to the Knowledge Business product offerings, it could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Knowledge Business.

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

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Applera - Applied Biosystems stock price is volatile. The market price of Applera - Applied Biosystems stock has been and may continue to be volatile due to the risks and uncertainties described in this section of this quarterly report, as well as other factors that may have affected or may in the future affect the market price, such as:

     o conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;
     o price and volume fluctuations in the stock market at large which do not relate to the Applied Biosystems group's operating performance; and
     o comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Applied Biosystems group's ability to meet market expectations.

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $596.4 million as of September 30, 2002, and expects that it will continue to incur additional net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in its therapeutics business and the Applera Genomics Initiative, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. As an early stage business, the Celera Genomics group faces significant challenges in expanding its operations into the therapeutics research and development business. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

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

Under the terms of the agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales, if any, of certain Knowledge Business products after July 1, 2002. Whether the Celera Genomics group actually receives any royalties from the Applied Biosystems group under this agreement, and the amount of these royalties, depends on the Applied Biosystems group's ability to successfully commercialize Knowledge Business products subject to the royalty. The Knowledge Business is an emerging business, and the Applied Biosystems group has not proven its ability to successfully commercialize these products. The Celera Genomics group believes that in order for the Knowledge Business to be successful, the Applied Biosystems group may have to devote a significant amount of its resources to researching, developing, marketing, and distributing Knowledge Business products and services. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group's use of its resources, including for products subject to the Celera Genomics group's royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

The Celera Genomics group does not intend to seek any new customers for its Celera Discovery System and related information products and services after June 30, 2002, and therefore its future revenues from these products and services will be limited. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group will receive all revenues under, and be responsible for all costs and expenses associated with, Celera Discovery System and related information contracts that were in effect on April 1, 2002, the effective date of the agreement, or which were entered into during a three-month transition period ended June 30, 2002 (as well as renewals of these contracts, if any). However, the revenue anticipated by the Celera Genomics group under these contracts could be adversely impacted as a result of changes made to Celera Discovery System products by or at the request of the Applied Biosystems group pursuant to the agreement, although the Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts (as well as renewals, if any) below $62.5 million during the four fiscal years ending with the 2006 fiscal year if the shortfall is due to these changes, provided the Celera Genomics group otherwise continues to perform under these contracts. However, during the term of the marketing and distribution agreement (other than the transition period), the Celera Genomics group will not be marketing Celera Discovery System products and services to, and will not be contracting with, new customers. Accordingly, except for the anticipated revenue under Celera Discovery System contracts existing on June 30, 2002 and renewals of these contracts, if any, and the Applied Biosystems group's corresponding reimbursement obligation, the Celera Genomics group does not expect any revenues from Celera Discovery System and related products and services other than the potential royalty payments from the Applied Biosystems group under the marketing and distribution agreement. Although under certain contracts with existing Celera Discovery System customers the Celera Genomics group is entitled to milestone payments or future royalties based on products developed by its customers, the Celera Genomics group believes these arrangements are unlikely to produce any significant revenue for the group.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's ability to maintain its relationships with existing Celera Discovery System customers depends heavily on continued assembly and annotation of the human and mouse genomes. In June 2000, the Celera Genomics group and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, the Celera Genomics group announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. The Celera Genomics group's first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. The Celera Genomics group intends to continue updating the assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function. The Celera Genomics group's ability to maintain its relationship with the existing Celera Discovery System customers depends heavily upon the continued assembly and annotation of these genomes. Failure to continue to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's revenues.

The Celera Genomics group's ability to develop and commercialize proprietary therapeutics is unproven. As the Celera Genomics group expands its therapeutics discovery and development business, it faces the difficulties inherent in developing and commercializing therapeutic products. It is possible that the Celera Genomics group's discovery and development efforts will not result in any commercial products. In particular, the Celera Genomics group and its collaborators are seeking to develop new therapeutic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics. These methods are unproven, as few therapeutic products based on genomic or proteomic discoveries have been developed and commercialized and, to date, no one has developed or commercialized any therapeutic products based on the Celera Genomics group's technologies.

Therapeutic product candidates may never result in a commercialized product. All of the Celera Genomics group's therapeutic product candidates are in various stages of research and development and will require significant additional research and development efforts by the Celera Genomics group or its collaborators before they can be marketed. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and clearance or approval by the United States Food and Drug Administration and comparable agencies in other countries. The Celera Genomics group's development of therapeutic products is highly uncertain and subject to a number of significant risks. To date, the Celera Genomics group has not commercialized a therapeutic product and the Celera Genomics group does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever. Therapeutic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

     o the Celera Genomics group or its collaborators may not successfully complete any research and development efforts;
     o the Celera Genomics group or its collaborators may not successfully build the necessary preclinical and clinical development organizations;
     o any therapeutic product candidates that the Celera Genomics group or its collaborators develop may be found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects;
     o the Celera Genomics group or its collaborators may fail to obtain required regulatory approvals for products they develop;
     o the Celera Genomics group or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;
     o the Celera Genomics group or its collaborators may fail to build necessary distribution channels;
     o the Celera Genomics group's or its collaborator's products may not be competitive with other existing or future products;
     o adequate reimbursement for the Celera Genomics group's or its collaborators products may not be available to physicians and patients from the government or insurance companies; and
     o the Celera Genomics group or its collaborators may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent the Celera Genomics group or its collaborators from commercializing their products.

If the Celera Genomics group fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaborators do not perform under collaboration agreements, development of its therapeutic product candidates could be delayed. The Celera Genomics group's strategy for the discovery, development, clinical testing, manufacturing and commercialization of most of its therapeutic product candidates includes entering into collaborations with partners. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

Each of the Celera Genomics group's existing collaboration agreements may be canceled under certain circumstances. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by the Celera Genomics group's collaborators are not within the Celera Genomics group's control. The Celera Genomics group cannot ensure that its collaborators will perform their obligations as expected. If any of the Celera Genomics group's collaborators terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed or otherwise adversely affected. If in some cases the Celera Genomics group assumes responsibilities for continuing programs on its own after termination of a collaboration, the Celera Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel certain development programs.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

If the Celera Genomics group fails to satisfy regulatory requirements for any therapeutic product candidate, the Celera Genomics group will be unable to complete the development and commercialization of that product. The Celera Genomics group does not currently have the internal capability to move potential products through clinical testing, manufacturing and the approval processes of the United States Food and Drug Administration and comparable agencies in other countries. In the United States, either the Celera Genomics group or its collaborators must show through pre-clinical studies and clinical trials that each of the Celera Genomics group's therapeutic product candidates is safe and effective in humans for each indication before obtaining regulatory clearance from the United States Food and Drug Administration for the commercial sale of that product. Outside of the United States, the regulatory requirements vary from country to country. If the Celera Genomics group or its collaborator fails to adequately show the safety and effectiveness of a therapeutic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in large-scale clinical trials. The Celera Genomics group cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful. Many companies in the therapeutic industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

Even if the Celera Genomics group obtains regulatory clearance or approval, it will be subject to certain risks and uncertainties relating to regulatory compliance, including: post-approval clinical studies and inability to meet the compliance requirements of the United States Food and Drug Administration's Good Manufacturing Practices regulations. In addition, identification of certain adverse side effects after a therapeutic product is on the market or the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of approval, or could require reformulation of a therapeutic product, additional testing or changes in labeling of the product. This could delay or prevent the Celera Genomics group from generating revenues from the sale of that therapeutic product.

For certain of the Celera Genomics group's research and product development programs, particularly its proteomics efforts, the Celera Genomics group needs access to human and other tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If the Celera Genomics group loses access to sufficient numbers or sources of tissue samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue samples or other biological materials, these research and development programs and the Celera Genomics group's business could be adversely affected.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The pharmaceutical industry is intensely competitive and evolving. There is intense competition among pharmaceutical and biotechnology companies attempting to discover candidates for potential new therapeutic products. These companies may:

     o develop new therapeutic products in advance of the Celera Genomics group;
     o develop therapeutic products which are more effective or more cost-effective than those developed by the Celera Genomics group;
     o obtain regulatory approvals of their therapeutic products more rapidly than the Celera Genomics group; or
     o obtain patent protection or other intellectual property rights that would limit the Celera Genomics group's ability to develop and commercialize therapeutic products.

Introduction of new products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group or its collaborators could expose the Celera Genomics group to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages. Although the Celera Genomics group expects to seek and maintain product liability insurance to cover claims relating to the testing and use of therapeutic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

The therapeutics discovery and development business is highly technical, and there is a competitive market for personnel with the necessary expertise to develop and expand the Celera Genomics group's therapeutics business. The Celera Genomics group believes that in order to develop and commercialize therapeutic products, it will need to recruit and retain scientific and management personnel having specialized training or advanced degrees, or otherwise having the technical background, necessary for an understanding of therapeutic products. There is a shortage of qualified scientific and management personnel who possess this technical background. The Celera Genomics group competes for these personnel with other pharmaceutical and biotechnology companies, academic institutions and government entities. If the Celera Genomics group is unable to retain and attract qualified scientific and management personnel, the growth of the group's therapeutics discovery and development business could be delayed or curtailed.

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

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group's business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. Because the Celera Genomics group's business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera Genomics group's hardware or software malfunctions or access to the Celera Genomics group's data by the Celera Genomics group's internal research personnel or customers through the Internet is interrupted, its business could suffer.

The Celera Genomics group's computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Celera Genomics group's online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers' therapeutics discovery and research efforts, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Celera Genomics group's business.

The Celera Genomics group's competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others. The Celera Genomics group's ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries and technologies, in large part, through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera Genomics group's ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the United States Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that the Celera Genomics group may own or license if the applicant is unable to satisfy the new guidelines.

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

In some instances, patent applications in the United States are maintained in secrecy until a patent issues. In most instances, the content of United States and international patent applications is made available to the public approximately 18 months after the application's filing date. As a result, the Celera Genomics group cannot be certain that others have not filed patent applications for inventions covered by the Celera Genomics group's patent applications or that the Celera Genomics group inventors were the first to make the invention. Accordingly, the Celera Genomics group's patent applications may be preempted or the Celera Genomics group may have to participate in interference proceedings before the United States Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the United States.

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

The Celera Genomics group also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and the Celera Genomics group may not have adequate remedies for a breach. In addition, the Celera Genomics group's trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether the Celera Genomics group's reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of the Celera Genomics group's products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if the Celera Genomics group wins, the cost of these proceedings could adversely affect its business, financial condition and operating results.

The Celera Genomics group may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex legal, scientific and factual questions. The Celera Genomics group's success in therapeutics discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in the biotechnology and pharmaceutical industries. The Celera Genomics group may become a party to patent litigation or proceedings at the United States Patent and Trademark Office to determine its patent rights with respect to third parties. Interference proceedings may be necessary to establish which party was the first to make the invention sought to be patented. The Celera Genomics group may become involved in patent litigation against third parties to enforce its patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to the Celera Genomics group of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against the Celera Genomics group is resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party. The Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all.

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

Future acquisitions and other transactions may absorb significant resources, may be unsuccessful and could dilute the holders of Applera - Celera stock. The Celera Genomics group expects to pursue acquisitions, investments and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group's financial condition and operating results. Acquisitions involve numerous other risks, including:

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

Applera - Celera stock price is volatile. The market price of Applera - Celera stock has been and may continue to be volatile due to the risks and uncertainties described in this section of this quarterly report, as well as other factors that may have affected or may in the future affect the market price, such as:

     o conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;
     o price and volume fluctuations in the stock market at large which do not relate to the Celera Genomics group's operating performance; and
     o comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Celera Genomics group's ability to meet market expectations.

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

Our company is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera - Celera stock that may be expensive and time consuming. Our company and some of its officers were served in five lawsuits purportedly on behalf of purchasers of Applera - Celera stock in our company's follow-on public offering of Applera - Celera stock completed on March 6, 2000. In the offering, our company sold an aggregate of approximately 4.4 million shares of Applera - Celera stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the United States and the United Kingdom, to providing patent protection to our company's genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that our company did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Our company and the other defendants have filed a motion to dismiss the case, which motion is pending before the court. Although our company believes the asserted claims are without merit and intends to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

Factors Relating to Celera Diagnostics, a Joint Venture between the Applied Biosystems Group and the Celera Genomics Group

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

Diagnostic product candidates may never result in a commercialized product. Most of Celera Diagnostics' potential diagnostic products are in various stages of research and development and will require significant additional research and development efforts by Celera Diagnostics or its collaborators before they can be marketed. These efforts include extensive clinical testing and may require lengthy regulatory review and clearance or approval by the United States Food and Drug Administration and comparable agencies in other countries. Celera Diagnostics' development of new diagnostics products is highly uncertain and subject to a number of significant risks. Diagnostic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

o Celera Diagnostics or its collaborators may not successfully complete any research and development efforts;
o any diagnostic products that Celera Diagnostics or its collaborators develop may be found during clinical trials to have limited medical value;
o Celera Diagnostics or its collaborators may fail to obtain required regulatory clearances or approvals for products they develop;
o Celera Diagnostics or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;
o any diagnostic products Celera Diagnostics or its collaborators develop may not be competitive with other existing or future products;
o adequate reimbursement for Celera Diagnostics' and its collaborators' products may not be available to physicians or patients from the government or insurance companies; and
o Celera Diagnostics may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent Celera Diagnostics or its collaborators from commercializing their products.

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

Even if Celera Diagnostics obtains regulatory clearance or approval, it will be subject to certain risks and uncertainties relating to regulatory compliance, including: post-clearance or approval clinical studies and inability to meet the compliance requirements of the United States Food and Drug Administration's Good Manufacturing Practices (Quality System) regulations. In addition, the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of clearance or approval, or could require reformulation of a diagnostic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Diagnostics from generating revenues from the sale of that diagnostic product.

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

If insurance companies and other third-party payors do not reimburse doctors and patients for Celera Diagnostics' tests, its ability to sell its products to the clinical diagnostics market will be impaired. Sales of Celera Diagnostics' products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the United States, managed care organizations, and private insurance plans. Physicians' recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other third party payors. Third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered "reasonably necessary" for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of Celera Diagnostics' products. This could limit the ability of Celera Diagnostics to sell its products, cause Celera Diagnostics to reduce the prices of its products, or otherwise adversely affect Celera Diagnostics' operating results.

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

Celera Diagnostics does not have a sales and service capability in the clinical diagnostic market. Celera Diagnostics currently does not have a sales and service organization. Accordingly, its ability to successfully sell its products will depend on its ability to either develop a sales and service organization or work with Abbott Laboratories under their current agreement, or a combination of both. In jurisdictions where Celera Diagnostics uses third party distributors, its success will depend to a great extent on the efforts of the distributors.

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

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

In addition, if any of the components of Celera Diagnostics' products are no longer available in the marketplace, it may be forced to further develop its products or technology to incorporate alternate components. The incorporation of new components into its products may require Celera Diagnostics to seek clearances or approvals from the United States Food and Drug Administration or foreign regulatory agencies prior to commercialization.

Celera Diagnostics' competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others. Celera Diagnostics' ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries and technologies, in large part, through obtaining and enforcing patent rights, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Diagnostics' ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the United States Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that Celera Diagnostics may own or license if the applicant is unable to satisfy the new guidelines.

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

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Diagnostics also relies on trade secret protection for its confidential and proprietary information and procedures. Celera Diagnostics protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and Celera Diagnostics may not have adequate remedies for a breach. In addition, Celera Diagnostics' trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether Celera Diagnostics' reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

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

Introduction of new products may expose Celera Diagnostics to product liability claims. New products developed by Celera Diagnostics or its collaborators could expose Celera Diagnostics to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors based on a technician's misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Diagnostics to spend significant time and money in litigation and to pay significant damages. Although Celera Diagnostics expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

                               APPLERA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The diagnostics industry is intensely competitive and evolving. There is intense competition among health care, biotechnology, and diagnostic companies attempting to discover candidates for potential new diagnostic products. These companies may:

o    develop new diagnostic products in advance of Celera Diagnostics;
o develop diagnostic products which are more effective or more cost-effective than those developed by Celera Diagnostics;
o obtain regulatory clearances or approvals of their diagnostic products more rapidly than Celera Diagnostics; or
o obtain patent protection or other intellectual property rights that would limit Celera Diagnostics' ability to develop and commercialize, or its customers' ability to use, Celera Diagnostics' diagnostic products.

Celera Diagnostics competes with entities in the United States and abroad that are engaged in the development and commercialization of products that provide genetic information. They include:

o purveyors of genetic testing services, which are not subject to the same clinical validation requirements as Celera Diagnostics' products, and which do not require United States Food and Drug Administration or other regulatory clearance or approval, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.;
o    manufacturers of analyte specific reagents and genotyping test kits;
o    purveyors of phenotyping assay services; and
o    manufacturers and distributors of DNA probe-based diagnostic systems.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risk section of the Management's Discussion and Analysis included on page 30 of our 2002 Annual Report to Stockholders (which section is incorporated herein by reference).

Item 4.    Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We evaluated the effectiveness of the design and operation of these disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following is a description of a claim currently being defended by the Company. The Company believes that it has meritorious defenses against the claims currently asserted against it, including the claim described below, and intends to defend them vigorously. However, the outcome of litigation is inherently uncertain, and the Company cannot be sure that it will prevail in the case described below or in the Company's other current litigation. An adverse determination in certain of the Company's current litigation, particularly the case described below or elsewhere in this quarterly report, could have a material adverse effect on the Company, the Applied Biosystems group, or the Celera Genomics group.

On or about November 3, 1999, On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against the Company, PerkinElmer, Inc. and Sick UPA, GmbH in the United States District Court for the District of Connecticut. The complaint alleges that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, are based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringes United States Patent No. 5,440,143. On-Line Technologies is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             13 Annual Report to Stockholders for the fiscal year ended June 30, 2002, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).

             99.1         Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2         Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)  Reports on Form 8-K.

             During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated September 27, 2002, to (a) report under Item 9 thereof the text of Statements Under Oath, dated September 27, 2002, of the Principal Executive Officer and Principal Financial Officer of Applera Corporation Regarding Facts and Circumstances Relating to Exchange Act Filings, which were required under an Order of the Securities Exchange Commission dated June 27, 2002, and (b) report under Item 9 thereof the filing by the Company on the date thereof of certifications required under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     APPLERA CORPORATION



                                     By: /s/ Dennis L. Winger
                                         --------------------------------------
                                         Dennis L. Winger
                                         Senior Vice President and
                                         Chief Financial Officer



                                     By: /s/ Vikram Jog
                                         --------------------------------------
                                         Vikram Jog
                                         Corporate Controller
                                         (Chief Accounting Officer)


Dated:  November 14, 2002

                                 CERTIFICATIONS


Principal Executive Officer Certification

I, Tony L. White, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Applera Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

                                          /s/ Tony L. White
                                          -----------------------------------
                                          Chief Executive Officer

Principal Financial Officer Certification

I, Dennis L. Winger, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Applera Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 12, 2002

                                           /s/ Dennis L. Winger
                                           -----------------------------------
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number

99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002