Form 10-Q
period 2002-12-31
APPLERA CORP
filed 2003-02-14
CIK 77551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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


                                 301 Merritt 7,
                        Norwalk, Connecticut 06851-1070
          (Address of Principal Executive Offices, Including Zip Code)

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

As of the close of business on February 12, 2003, there were 209,452,923 shares of Applera Corporation - Applied Biosystems Group Common Stock and 71,806,370 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                               APPLERA CORPORATION
                                      INDEX


Part I. Financial Information                                                   Page
-----------------------------                                                   ----
Item 1. Financial Statements

          Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended December 31, 2001 and 2002               1

          Condensed Consolidated Statements of Financial Position at
               June 30, 2002 and December 31, 2002                                 2

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 2001 and 2002                         3

          Notes to Unaudited Condensed Consolidated Financial Statements        4-22

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

           Discussion of Applera Corporation                                    23-32

           Discussion of Applied Biosystems Group                               33-40

           Discussion of Celera Genomics Group                                  40-45

           Discussion of Celera Diagnostics                                     45-46

           Recently Issued Accounting Standards                                 46-47

           Outlook                                                              47-49

           Forward-Looking Statements                                           49-71

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 72

Item 4. Controls and Procedures                                                    72

Part II.  Other Information                                                        73


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollar amounts in thousands except per share amounts)


                                                      Three Months Ended                    Six Months Ended
                                                          December 31,                         December 31,
                                                    2001               2002              2001               2002
                                                 ---------          ---------          ---------          ---------
Net Revenues                                     $ 437,166          $ 473,017          $ 825,020          $ 890,350
Cost of sales                                      206,302            230,326            392,826            425,220
                                                 ---------          ---------          ---------          ---------
Gross Margin                                       230,864            242,691            432,194            465,130
Selling, general and administrative                109,322            111,426            216,429            219,527
Research, development and engineering               88,467            103,285            172,969            206,576
Amortization of intangible assets                    1,635              1,723              2,106              4,423
Other special charges                                                  24,313                                24,313
Acquired research and development                  101,181                               101,181
                                                 ---------          ---------          ---------          ---------
Operating Income (Loss)                            (69,741)             1,944            (60,491)            10,291
Loss on investments, net                                                 (273)                                 (273)
Interest expense                                      (388)              (193)              (628)              (403)
Interest income                                     11,979              7,875             26,326             16,464
Other income (expense), net                             10              3,050             (1,728)               935
                                                 ---------          ---------          ---------          ---------
Income (Loss) Before Income Taxes                  (58,140)            12,403            (36,521)            27,014
Provision (benefit) for income taxes                 3,293             (1,021)             7,927              1,525
                                                 ---------          ---------          ---------          ---------
Income (Loss) From Continuing Operations           (61,433)            13,424            (44,448)            25,489
Loss from discontinued operations,
    net of income taxes                                                                                     (16,400)
                                                 ---------          ---------          ---------          ---------
Net Income (Loss)                                $ (61,433)         $  13,424          $ (44,448)         $   9,089
                                                 =========          =========          =========          =========

Applied Biosystems Group (see Note 4)
   Income From Continuing Operations             $  49,034          $  29,187          $  81,230          $  63,409
      Basic and diluted per share                $    0.23          $    0.14          $    0.38          $    0.30

   Loss From Discontinued Operations             $       -          $       -          $       -          $ (16,400)
      Basic and diluted per share                $       -          $       -          $       -          $   (0.08)

   Net Income                                    $  49,034          $  29,187          $  81,230          $  47,009
      Basic and diluted per share                $    0.23          $    0.14          $    0.38          $    0.22

   Dividends per share                           $  0.0425          $  0.0425          $  0.0850          $  0.0850

Celera Genomics Group (see Note 4)
   Net Loss                                      $(117,940)         $ (16,124)         $(133,502)         $ (35,773)
      Basic and diluted per share                $   (1.82)         $   (0.23)         $   (2.11)         $   (0.50)


      See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                               APPLERA CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (Dollar amounts in thousands)


                                                             At June 30,    At December 31,
                                                                 2002            2002
                                                             -----------    ---------------
                                                                              (unaudited)
Assets
Current assets
  Cash and cash equivalents                                  $   470,218      $   653,023
  Short-term investments                                         889,685          706,828
  Accounts receivable, net                                       406,244          397,440
  Inventories, net                                               146,804          160,085
  Prepaid expenses and other current assets                       99,547           89,807
                                                             -----------      -----------
Total current assets                                           2,012,498        2,007,183
Property, plant and equipment, net                               488,744          503,349
Other long-term assets                                           574,157          599,832
                                                             -----------      -----------
Total Assets                                                 $ 3,075,399      $ 3,110,364
                                                             ===========      ===========

Liabilities And Stockholders' Equity
Current liabilities
  Loans payable                                              $       299      $         -
  Accounts payable                                               168,218          165,145
  Accrued salaries and wages                                      82,165           64,308
  Accrued taxes on income                                        101,209           89,164
  Other accrued expenses                                         275,348          297,908
                                                             -----------      -----------
Total current liabilities                                        627,239          616,525
Long-term debt                                                    17,983           17,542
Other long-term liabilities                                      205,234          231,813
                                                             -----------      -----------
Total Liabilities                                                850,456          865,880

Stockholders' Equity
  Capital stock
        Applera Corporation - Applied Biosystems Group             2,128            2,128
        Applera Corporation - Celera Genomics Group                  710              717
  Capital in excess of par value                               2,086,929        2,096,731
  Retained earnings                                              292,690          282,637
  Accumulated other comprehensive loss                           (91,574)         (75,106)
  Treasury stock, at cost                                        (65,940)         (62,623)
                                                             -----------      -----------
Total Stockholders' Equity                                     2,224,943        2,244,484
                                                             -----------      -----------
Total Liabilities And Stockholders' Equity                   $ 3,075,399      $ 3,110,364
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

                               APPLERA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                          (Dollar amounts in thousands)


                                                                     Six months ended
                                                                       December 31,
                                                                    2001          2002
                                                                 ---------      ---------
Operating Activities Of Continuing Operations
Income (loss) from continuing operations                         $ (44,448)     $  25,489
Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by operating activities:
    Depreciation and amortization                                   53,651         69,879
    Asset impairments                                                              10,017
    Provisions for office closures and severance costs                             23,744
    Long-term compensation programs                                  3,849          3,572
    (Gain) loss on sale of assets                                     (811)           273
    Deferred income taxes                                          (24,359)       (32,340)
    Loss from equity method investees                                1,391          4,338
    Acquired research and development                              101,181
Changes in operating assets and liabilities:
    Accounts receivable                                             30,984         14,452
    Inventories                                                      3,907        (16,837)
    Prepaid expenses and other assets                              (13,124)        (2,438)
    Accounts payable and other liabilities                              43        (28,664)
                                                                 ---------      ---------
Net Cash Provided By Operating Activities
  Of Continuing Operations                                         112,264         71,485
                                                                 ---------      ---------
Investing Activities Of Continuing Operations
Additions to property, plant and equipment, net                    (56,808)       (62,584)
Proceeds from short-term investments, net                           16,749        184,246
Purchases of long-term investments                                                (16,834)
Acquisitions and other investments, net                            (41,314)
Proceeds from the sale of assets, net                                                 539
                                                                 ---------      ---------
Net Cash Provided (Used) By Investing Activities
  Of Continuing Operations                                         (81,373)       105,367
                                                                 ---------      ---------
Net Cash Used By Operating Activities
  Of Discontinued Operations                                        (2,198)        (1,263)
                                                                 ---------      ---------
Financing Activities
Net change in loans payable                                        (11,523)          (291)
Dividends                                                          (17,973)       (17,798)
Purchases of common stock for treasury                                (941)        (6,847)
Proceeds from stock issued for stock plans                          17,942         22,384
                                                                 ---------      ---------
Net Cash Used By Financing Activities                              (12,495)        (2,552)
                                                                 ---------      ---------
Effect Of Exchange Rate Changes On Cash                              6,515          9,768
                                                                 ---------      ---------
Net Change In Cash And Cash Equivalents                             22,713        182,805
Cash And Cash Equivalents Beginning Of Period                      608,535        470,218
                                                                 ---------      ---------
Cash And Cash Equivalents End Of Period                          $ 631,248      $ 653,023
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

NOTE 2 - SPECIAL CHARGES

During the second quarter of fiscal 2003, the Applied Biosystems group recorded pre-tax charges totaling $33.8 million for organization-wide cost reductions in response to uncertain economic conditions as well as its overall strategy to return research and development investment to more traditional levels, following completion of the research phase of the Applera Genomics Initiative. The Applera Genomics Initiative includes the resequencing of genes and regulatory regions at the Celera Genomics group, validation of single nucleotide polymorphisms at the Applied Biosystems group, and disease gene association studies at Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. The economic uncertainties included delays in appropriations for the National Institutes of Health for the current federal government fiscal year and uncertainty about funding levels in Japan and parts of Europe as well as within the pharmaceutical industry. The Applied Biosystems group recorded $24.3 million in other special charges comprised of $22.9 million for severance and benefits costs and $1.4 million for office closures. The Applied Biosystems group also recorded $9.5 million for the impairment of assets in cost of sales.

The severance and benefits charge related to the termination of approximately 400 employees worldwide. Positions are being eliminated mainly in the United States and Europe and primarily within the areas of research, manufacturing, sales, marketing and administration. The workforce reduction commenced in January 2003. The asset impairment charges resulted primarily from uncertainties surrounding the commercial introduction of products based on a collaboration with Illumina, Inc. and from a revised focus on products designed to offer the most efficient and newest technology with long-term earnings growth potential. The charge for office closures was primarily for one-time payments to terminate the leases of excess facilities and to write-off the fixed assets and leasehold improvements related to these facilities.

The following table details the major components of the special charge:

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


-------------------------------------------------------------------------------------------------------------------------
                                                  Employee-Related                Asset           Office
(Dollar amounts in millions)                               Charges           Impairment         Closures           Total
-------------------------------------------------------------------------------------------------------------------------
Total charges                                                $22.9                $ 9.5             $1.4           $33.8
Non-cash charges                                                                    9.5              0.5            10.0
-------------------------------------------------------------------------------------------------------------------------
Remaining reserve balance at                                 $22.9                $   -             $0.9           $23.8
  December 31, 2002
-------------------------------------------------------------------------------------------------------------------------


The cash expenditures relating to the workforce reductions and office closures are expected to be substantially paid by the end of calendar 2003, funded primarily by cash provided by operating activities.

The Celera Genomics group recorded a restructuring charge of $2.8 million during the fourth quarter of fiscal 2002 for severance costs associated with the termination of 132 employees primarily within the areas of DNA sequencing, data management and analysis support, sales, and general administration. All actions under this plan were taken as of June 30, 2002 and all cash payments had been substantially made as of December 31, 2002.

NOTE 3 - COMPREHENSIVE GAIN (LOSS)

Accumulated other comprehensive loss included in stockholders' equity in the Condensed Consolidated Statements of Financial Position consists of foreign currency translation adjustments, unrealized gains and losses on foreign currency and interest rate hedge contracts, unrealized gains and losses on available-for-sale investments, and minimum pension liability adjustments. Total comprehensive gain (loss) for the three and six months ended December 31 is presented in the following table:

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


                                                                          Three months ended           Six months ended
                                                                              December 31,               December 31,
(Dollar amounts in millions)                                               2001          2002         2001           2002
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $ (61.4)      $  13.4       $ (44.4)      $   9.1
Other comprehensive gain (loss):
  Net unrealized gains (losses) on investments,
     net of tax                                                            13.2          (0.4)        (11.7)         (6.1)
  Net unrealized gains on investments
     reclassified into earnings, net of tax                                              (0.1)                       (0.1)
  Net unrealized gains (losses) on hedge
     contracts, net of tax                                                 11.0          (8.5)          2.1           0.8
  Net unrealized (gains) losses on hedge
    contracts reclassified into earnings, net of tax                       (2.1)          6.4          (5.4)          8.2
  Foreign currency translation adjustments                                (13.5)         19.1           5.8          13.7
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive gain (loss)                                             8.6          16.5          (9.2)         16.5
---------------------------------------------------------------------------------------------------------------------------
Comprehensive gain (loss)                                               $ (52.8)      $  29.9       $ (53.6)      $  25.6
---------------------------------------------------------------------------------------------------------------------------


NOTE 4 - EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings
(loss) per share from continuing operations for the three months ended December 31:


                                                                  Applied Biosystems              Celera Genomics
                                                                         Group                          Group
                                                                ------------------------      ------------------------
 (Amounts in thousands except per share amounts)                   2001           2002           2001            2002
----------------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares
   used in the calculation of basic earnings
   (loss) per share                                               211,744        209,084         64,693          71,404

 Common stock equivalents                                           4,473          1,522
-----------------------------------------------------------------------------------------------------------------------

 Shares used in the calculation of diluted
   earnings (loss) per share                                      216,217        210,606         64,693          71,404
-----------------------------------------------------------------------------------------------------------------------

 Income (loss) from continuing operations used
   in the calculation of earnings (loss) per share
   from continuing operations                                   $  49,034      $  29,187      $(117,940)      $ (16,124)

 Income (loss) per share from continuing operations
     Basic and diluted                                          $    0.23      $    0.14      $   (1.82)      $   (0.23)
-----------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The following table presents a reconciliation of basic and diluted earnings
(loss) per share from continuing operations for the six months ended December
31:


                                                                  Applied Biosystems              Celera Genomics
                                                                         Group                         Group
                                                                ------------------------      -------------------------
 (Amounts in thousands except per share amounts)                   2001            2002          2001            2002
-----------------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares
   used in the calculation of basic earnings
   (loss) per share                                               211,556        208,956         63,258          71,254

 Common stock equivalents                                           4,302          1,377
------------------------------------------------------------------------------------------------------------------------

 Shares used in the calculation of diluted
   earnings (loss) per share                                      215,858        210,333         63,258          71,254
------------------------------------------------------------------------------------------------------------------------

 Income (loss) from continuing operations used
   in the calculation of earnings (loss) per share
   from continuing operations                                   $  81,230      $  63,409      $(133,502)      $ (35,773)

 Income (loss) per share from continuing operations
     Basic and diluted                                          $    0.38      $    0.30      $   (2.11)      $   (0.50)
------------------------------------------------------------------------------------------------------------------------


Options to purchase 8.7 million and 26.4 million shares of Applera Corporation - Applied Biosystems Group Common Stock were outstanding at December 31, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the stock and, therefore, the effect would have been antidilutive. Options and warrants to purchase 14.5 million and 11.7 million shares of Applera Corporation - Celera Genomics Group Common Stock ("Applera - Celera stock") were outstanding at December 31, 2001 and 2002, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories included the following components:

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


                                           June 30,             December 31,
(Dollar amounts in millions)                 2002                  2002
-----------------------------------------------------------------------------
Raw materials and supplies                 $  71.3              $   70.9
Work-in-process                               11.1                   8.0
Finished products                             64.4                  81.2
-----------------------------------------------------------------------------
Total inventories                          $ 146.8              $  160.1
-----------------------------------------------------------------------------

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The following table presents the Company's intangible assets subject to amortization:


                                          June 30, 2002                         December 31, 2002
                                   -----------------------------        ------------------------------
                                      Gross                               Gross
                                    Carrying       Accumulated          Carrying        Accumulated
(Dollar amounts in millions)         Amount        Amortization           Amount        Amortization
-------------------------------------------------------------------------------------------------------
Patents                               $   30.7         $   8.5          $   30.7        $   10.4
Acquired technology                       68.6            28.2              69.3            35.0
Favorable operating leases                11.6             1.8              11.6             3.3
-------------------------------------------------------------------------------------------------------
Total                                $   110.9        $   38.5         $   111.6        $   48.7
-------------------------------------------------------------------------------------------------------


Aggregate amortization expense for the three month periods ended December 31, 2001 and 2002 was $3.8 million and $4.6 million, respectively. Aggregate amortization expense for the six month periods ended December 31, 2001 and 2002 was $5.8 million and $10.2 million, respectively. The amortization expense in fiscal 2003 includes the amortization of intangible assets acquired as part of the acquisition of Axys Pharmaceuticals, Inc. ("Axys") and Boston Probes, Inc. in November of fiscal 2002. The Applied Biosystems group and Celera Diagnostics record amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets. The estimated annual amortization expense for each of the next five fiscal years ending June 30 for intangible assets recorded in the Statement of Financial Position as of December 31, 2002 is as follows:

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


                                     Applied         Celera
                                    Biosystems      Genomics          Celera
(Dollar amounts in millions)          Group           Group         Diagnostics   Consolidated
----------------------------------------------------------------------------------------------
2003                                  $ 9.5         $ 5.9             $ 2.0         $ 17.4
2004                                    9.0           2.9               2.1           14.0
2005                                    8.7           2.9               2.1           13.7
2006                                    8.6           1.1               2.0           11.7
2007                                    7.7                             1.9            9.6
-----------------------------------------------------------------------------------------------


The carrying amount of goodwill at December 31, 2002 was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

NOTE 7 - PATENT LITIGATION

In October 2002, the Company received an adverse jury verdict in connection with a patent lawsuit between TA Instruments, Inc., a subsidiary of Waters Corporation, and The Perkin-Elmer Corporation relating to thermal analysis products. The Applied Biosystems group is involved as the successor to The Perkin-Elmer Corporation, having sold the thermal instruments product line as part of the sale of its analytical instruments division to EG&G, Inc. (now named PerkinElmer, Inc.) in 1999. The Company retained liability with respect to the litigation, which has gone through several stages since it was initiated in 1995.

The jury awarded TA Instruments $13.3 million based on lost sales, price erosion, and reasonable royalties. This award is subject to entry of a final order by the court, where interest and additional damages may be added. The Company recorded a charge of $16.4 million, net of income taxes, as part of discontinued operations in the quarter ended September 30, 2002. However, the Company intends to appeal the judgment.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash financing activities were as follows:

                                                           Six months ended
                                                             December 31,
 (Dollar amounts in millions)                             2001         2002
--------------------------------------------------------------------------------
Tax benefit related to employee stock options            $  6.2       $ 0.8
Dividends declared but not paid                          $  9.0       $ 8.9
Equity instruments issued in Axys acquisition            $181.9
Debt and capital lease obligation assumed in
    Axys acquisition                                     $ 39.1
--------------------------------------------------------------------------------

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 9 - FINANCIAL INSTRUMENTS

Cash Flow Hedges
The Company's international sales are typically denominated in the customers' local (non-U.S. dollar) currencies. The Company uses foreign exchange forward, option, and range forward contracts to hedge a portion of forecasted international sales not denominated in U.S. dollars. The Company utilizes hedge accounting on derivative contracts that are considered highly effective in offsetting the changes in fair value of the forecasted sales transactions caused by movements in foreign currency exchange rates. These contracts are designated as cash flow hedges and the effective portion of the change in the fair value of these contracts is recorded in other comprehensive income (loss) in the Condensed Consolidated Statements of Financial Position until the underlying external forecasted transaction affects earnings. At that time, the gain or loss on the derivative instrument, which had been deferred in accumulated other comprehensive income (loss), is reclassified to net revenues in the Condensed Consolidated Statements of Operations. During the three and six month periods ended December 31, 2001, the Company recognized net gains of $3.1 million and $7.8 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. During the three and six month periods ended December 31, 2002, the Company recognized net losses of $9.7 million and $12.3 million, respectively, in net revenues from derivative instruments designated as cash flow hedges of anticipated sales. At December 31, 2002, $23.5 million of net derivative losses ($15.5 million net of deferred taxes) recorded in accumulated other comprehensive loss are expected to be reclassified to net revenues during the next twelve months.

NOTE 10 - GUARANTEES

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation under certain guarantees. The disclosure provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the application of FIN 45 to have a material impact on its consolidated financial statements.

The Company has identified three types of guarantees as part of its business activities that are included in the scope of FIN 45: leases with recourse provisions; the guarantee of pension benefits for a divested business; and product warranties.

Leases
The Company provides lease-financing options to its customers through third party financing companies. For certain leases, the financing companies have recourse to the Company for any unpaid principal balance upon default by the customer. The leases typically have terms of three years and

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

are secured by the underlying instrument. In the event of default by a customer, the Company would repossess the underlying instrument. The Company records revenues from such transactions upon the shipment of products and maintains a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2002, the financing companies' outstanding balance of lease receivables with recourse to the Company was $12.7 million. The Company believes that the entire balance could be recovered from the sale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of the Analytical Instruments business in fiscal 1999, the pension benefits for employees of a former German subsidiary are being paid by the purchaser of the Analytical Instruments business. However, the Company has guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $41.9 million at December 31, 2002, is not expected to have a material adverse effect on the Company's consolidated financial position.

Product warranties
Warranty costs for product sales are accrued at the time of shipment based on historical experience as well as anticipated product performance. The product warranties extend over a specified period of time ranging up to two years from the date of sale depending upon the product subject to warranty. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based upon actual experience and estimated costs to be incurred.

The following table provides the analysis of the warranty reserve:

(Dollar amounts in millions)
------------------------------------------------------------------------
Balance at June 30, 2002                                         $ 12.6
Accruals for warranties during the period                          14.8
Usage of reserve during the period                                (12.2)
Other                                                               1.0
------------------------------------------------------------------------
Balance at December 31, 2002                                     $ 16.2
------------------------------------------------------------------------

NOTE 11 - DEBT

During the second quarter of fiscal 2003, the Company purchased $18.1 million of non-callable U.S. government obligations to serve as collateral for the 8% senior secured convertible notes, acquired as part of the acquisition of Axys. These government obligations are being substituted for the shares of Discovery Partners International, Inc. ("DPI") common stock held by the Company that originally collateralized the notes. The government obligations are required to be held in a trust and the proceeds from the maturation of, and interest payments on, these obligations will fund the interest and principal payments under the notes. The Company expects that the DPI shares will be released to the Company during the third quarter of fiscal 2003. The government obligations, which mature over the next two fiscal years, are classified as available for sale at December 31, 2002, with $0.9 million in short-term investments, and $16.8 million in other long-term assets.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

NOTE 12 - CONTINGENCIES

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

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

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

NOTE 13 - SEGMENT AND CONSOLIDATING INFORMATION

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

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


See Note 14 to the consolidated financial statements included in the Company's 2002 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies (which information is incorporated herein by reference).


                                                            Three Months Ended             Six Months Ended
                                                               December 31,                  December 31,
(Dollar amounts in millions)                                2001          2002           2001            2002
--------------------------------------------------------------------------------------------------------------
 Applied Biosystems group
    Sales to the Celera Genomics group (1)                 $ 8.8         $ 0.7         $ 14.8           $ 1.6
    Sales to Celera Diagnostics (1)                          0.4           1.1            0.4             2.0
    Nonreimbursable utilization of tax benefits (2)          0.6           6.5            8.5            16.3
    Payments for reimbursable utilization of
       tax benefits (3)                                      4.2           3.7            7.5             9.8
    Funding of Celera Diagnostics (4)                        0.4           1.3           (0.2)            3.1
--------------------------------------------------------------------------------------------------------------
 Celera Genomics group
    Revenues from royalties (5)                                            0.4                            0.8
    Funding of Celera Diagnostics (6)                        8.1          10.2           16.1            24.4
--------------------------------------------------------------------------------------------------------------
 Celera Diagnostics
    Sales to the Applied Biosystems group (7)              $ 1.7         $ 0.1          $ 3.5           $ 3.1
--------------------------------------------------------------------------------------------------------------


(1) The Applied Biosystems group recorded net revenues from leased instruments, consumables, project materials, and contracted R&D services to the Celera Genomics group and Celera Diagnostics.

(2) The Applied Biosystems group utilized, without reimbursement, tax benefits generated by the Celera Genomics group.

(3) The Applied Biosystems group paid the Celera Genomics group for the utilization of tax benefits, including those associated with Celera Diagnostics.

(4) The Applied Biosystems group recorded its portion of capital expenditures and the net impact of working capital changes relating to Celera Diagnostics.

(5) The Celera Genomics group recorded net revenues for royalties generated by sales of certain products of the Knowledge Business under an online marketing and distribution agreement with the Applied Biosystems group. Pursuant to this agreement, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System(TM) online platform, beginning July 1, 2002, operated by the Celera Genomics group.

(6) The Celera Genomics group recorded operating losses and its portion of capital expenditures and net impact of working capital changes relating to Celera Diagnostics.

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

(7) Celera Diagnostics recorded net revenues from the sale of diagnostics products to the Applied Biosystems group under a distribution agreement. On October 1, 2002, pursuant to the profit-sharing alliance announced in June 30, 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott Laboratories.

For the three and six month periods ended December 31, 2001 and 2002, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the "Eliminations" column represents the elimination of intersegment activity and the loss on Celera Diagnostics, which is included both in the "Celera Diagnostics" column and net within the "Celera Genomics group" column as "Loss from joint venture."


Consolidating Statement of Operations For the Three Months Ended December 31,
2002


                                                   Applied           Celera
                                                  Biosystems        Genomics          Celera
(Dollar amounts in thousands)                        Group            Group         Diagnostics      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers               $ 442,835         $ 22,485          $ 7,697         $      -        $ 473,017
Intersegment revenues                                  1,851              368              147           (2,366)
---------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                         444,686           22,853            7,844           (2,366)         473,017
Cost of sales                                        225,738            3,707            2,169           (1,288)         230,326
---------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                         218,948           19,146            5,675           (1,078)         242,691
Selling, general and administrative                   90,969            5,359            2,318           12,780          111,426
Corporate allocated expenses                          10,575            1,643              562          (12,780)
Research, development and engineering                 59,173           32,901           12,690           (1,479)         103,285
Amortization of intangible assets                                       1,723                                              1,723
Other special charges                                 24,313                                                              24,313
---------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                               33,918          (22,480)          (9,895)             401            1,944
Loss on investments, net                                                 (273)                                              (273)
Interest expense                                         (61)            (132)                                              (193)
Interest income                                        3,015            4,860                                              7,875
Other income (expense), net                            2,460              590                                              3,050
Loss from joint venture                                                (9,895)                            9,895
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                     39,332          (27,330)          (9,895)          10,296           12,403
Provision (benefit) for income taxes                  10,145          (11,206)                               40           (1,021)
Net Income (Loss)                                   $ 29,187        $ (16,124)        $ (9,895)        $ 10,256         $ 13,424
---------------------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Operations For the Six Months Ended December 31, 2002


                                                          Applied         Celera
                                                         Biosystems       Genomics        Celera
(Dollar amounts in thousands)                              Group           Group        Diagnostics    Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers                     $ 836,953        $ 45,671         $ 7,726        $      -       $ 890,350
Intersegment revenues                                        3,630             830           3,098          (7,558)
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                               840,583          46,501          10,824          (7,558)        890,350
Cost of sales                                              419,036           7,125           4,586          (5,527)        425,220
-----------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                               421,547          39,376           6,238          (2,031)        465,130
Selling, general and administrative                        178,455          10,395           4,487          26,190         219,527
Corporate allocated expenses                                21,365           3,599           1,226         (26,190)
Research, development and engineering                      120,205          65,434          23,753          (2,816)        206,576
Amortization of intangible assets                                            4,423                                           4,423
Other special charges                                       24,313                                                          24,313
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                     77,209         (44,475)        (23,228)            785          10,291
Loss on investments, net                                                      (273)                                           (273)
Interest expense                                               (90)           (313)                                           (403)
Interest income                                              6,238          10,226                                          16,464
Other income (expense), net                                  3,505          (2,570)                                            935
Loss from joint venture                                                    (23,228)                         23,228
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                           86,862         (60,633)        (23,228)         24,013          27,014
Provision (benefit) for income taxes                        23,453         (24,860)                          2,932           1,525
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations                    63,409         (35,773)        (23,228)         21,081          25,489
Loss from discontinued operations,
  net of income taxes                                      (16,400)                                                        (16,400)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                         $ 47,009       $ (35,773)      $ (23,228)       $ 21,081         $ 9,089
-----------------------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Financial Position At December 31, 2002


                                                         Applied         Celera
                                                        Biosystems      Genomics          Celera
(Dollar amounts in thousands)                             Group          Group         Diagnostics    Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                         $   519,799    $   133,224        $      -      $       -       $   653,023
    Short-term investments                                               706,828                                          706,828
    Accounts receivable, net                              369,977         23,594           3,718            151           397,440
    Inventories, net                                      154,552          2,309           3,364           (140)          160,085
    Prepaid expenses and other current assets              80,307          8,986             612            (98)           89,807
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                    1,124,635        874,941           7,694            (87)        2,007,183
Property, plant and equipment, net                        376,022        116,622          11,427           (722)          503,349
Other long-term assets                                    415,801        194,668           9,600        (20,237)          599,832
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                          $ 1,916,458    $ 1,186,231        $ 28,721      $ (21,046)      $ 3,110,364
----------------------------------------------------------------------------------------------------------------------------------

Liabilities And Stockholders' Equity
Current liabilities
    Accounts payable                                  $   152,806    $     6,524        $  5,946      $    (131)      $   165,145
    Accrued salaries and wages                             53,079          8,596           2,633                           64,308
    Accrued taxes on income                                78,520         10,644                                           89,164
    Other accrued expenses                                241,029         54,719           1,914            246           297,908
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                 525,434         80,483          10,493            115           616,525
Long-term debt                                                            17,542                                           17,542
Other long-term liabilities                               199,316         32,377             120                          231,813
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                         724,750        130,402          10,613            115           865,880

Total Stockholders' Equity                              1,191,708      1,055,829          18,108        (21,161)        2,244,484
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities And Stockholders' Equity            $ 1,916,458    $ 1,186,231        $ 28,721      $ (21,046)      $ 3,110,364
----------------------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Cash Flows For the Six Months Ended December 31, 2002


                                                               Applied         Celera
                                                              Biosystems      Genomics       Celera
(Dollar amounts in thousands)                                    Group          Group      Diagnostics   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities Of Continuing Operations
Income (loss) from continuing operations                       $ 63,409       $(35,773)     $(23,228)     $ 21,081      $ 25,489
Adjustments to reconcile income (loss) from
   continuing operations to net cash provided (used)
   by operating activities:
    Depreciation and amortization                                47,428         21,332         1,959          (840)       69,879
    Asset impairments                                            10,017                                                   10,017
    Provisions for office closures and severance costs           23,744                                                   23,744
    Long-term compensation programs                               2,698            874                                     3,572
    Loss on sale of assets                                                         273                                       273
    Deferred income taxes                                       (33,611)        (1,393)                      2,664       (32,340)
    Loss from joint venture and equity method investees                         27,566                     (23,228)        4,338
    Nonreimbursable utilization of intergroup tax benefits       16,250        (16,250)
Changes in operating assets and liabilities:
  Accounts receivable                                            12,046          6,356        (3,541)         (409)       14,452
  Inventories                                                   (15,232)          (449)       (1,149)           (7)      (16,837)
  Prepaid expenses and other assets                              (2,288)          (142)          (48)           40        (2,438)
  Accounts payable and other liabilities                         (9,866)       (22,115)        2,618           699       (28,664)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities
   Of Continuing Operations                                     114,595        (19,721)      (23,389)                     71,485
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities Of Continuing Operations
Additions to property, plant and equipment, net                 (54,981)        (3,487)       (4,116)                    (62,584)
Proceeds from short-term investments, net                        29,646        154,600                                   184,246
Purchases of long-term investments                                             (16,834)                                  (16,834)
Investments in joint venture, net                                (3,118)       (24,387)                     27,505
Proceeds from the sale of assets, net                                              539                                       539
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Investing Activities
   Of Continuing Operations                                     (28,453)       110,431        (4,116)       27,505       105,367
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities
   Of Discontinued Operations                                    (1,263)                                                  (1,263)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net change in loans payable                                        (291)                                                    (291)
Dividends                                                       (17,798)                                                 (17,798)
Net cash funding from groups                                                                  27,505       (27,505)
Purchases of common stock for treasury                           (6,847)                                                  (6,847)
Proceeds from stock issued for stock plans                        8,760         13,624                                    22,384
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Financing Activities                (16,176)        13,624        27,505       (27,505)       (2,552)
---------------------------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                           9,768                                                    9,768
---------------------------------------------------------------------------------------------------------------------------------
Net Change In Cash And Cash Equivalents                          78,471        104,334                                   182,805
Cash And Cash Equivalents Beginning Of Period                   441,328         28,890                                   470,218
---------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents End Of Period                       $ 519,799      $ 133,224      $      -      $      -     $ 653,023
---------------------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Operations For the Three Months Ended December 31,
2001


                                                  Applied            Celera
                                                Biosystems          Genomics           Celera
(Dollar amounts in thousands)                      Group              Group          Diagnostics      Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers             $ 401,982           $ 35,054         $    130         $      -        $ 437,166
Intersegment revenues                                9,207                               1,722          (10,929)
---------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                       411,189             35,054            1,852          (10,929)         437,166
Cost of sales                                      196,792             17,992            1,111           (9,593)         206,302
---------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                       214,397             17,062              741           (1,336)         230,864
Selling, general and administrative                 84,177             12,144            1,247           11,754          109,322
Corporate allocated expenses                         9,462              1,812              480          (11,754)
Research, development and engineering               52,665             30,611            7,501           (2,310)          88,467
Amortization of intangible assets                                       1,635                                              1,635
Acquired research and development                    2,200             98,981                                            101,181
---------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                             65,893           (128,121)          (8,487)             974          (69,741)
Interest expense                                      (250)              (138)                                              (388)
Interest income                                      3,275              8,704                                             11,979
Other income (expense), net                          1,043             (1,033)                                                10
Loss from joint venture                                                (8,487)                            8,487
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                   69,961           (129,075)          (8,487)           9,461          (58,140)
Provision (benefit) for income taxes                20,927            (11,135)                           (6,499)           3,293
Net Income (Loss)                                 $ 49,034         $ (117,940)        $ (8,487)        $ 15,960        $ (61,433)
---------------------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


Condensed Consolidating Statement of Operations For the Six Months Ended December 31, 2001


                                                    Applied           Celera
                                                   Biosystems        Genomics          Celera
(Dollar amounts in thousands)                        Group             Group         Diagnostics     Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers               $ 762,462         $ 62,328        $     230         $      -          $ 825,020
Intersegment revenues                                 15,279                             3,470          (18,749)
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                         777,741           62,328            3,700          (18,749)           825,020
Cost of sales                                        376,165           29,907            2,607          (15,853)           392,826
-----------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                         401,576           32,421            1,093           (2,896)           432,194
Selling, general and administrative                  165,901           22,733            3,446           24,349            216,429
Corporate allocated expenses                          19,488            3,828            1,033          (24,349)
Research, development and engineering                104,983           58,353           14,478           (4,845)           172,969
Amortization of intangible assets                                       2,106                                                2,106
Acquired research and development                      2,200           98,981                                              101,181
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                              109,004         (153,580)         (17,864)           1,949            (60,491)
Interest expense                                        (490)            (138)                                                (628)
Interest income                                        6,772           19,554                                               26,326
Other income (expense), net                               21           (1,749)                                              (1,728)
Loss from joint venture                                               (17,864)                           17,864
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                    115,307         (153,777)         (17,864)          19,813            (36,521)
Provision (benefit) for income taxes                  34,077          (20,275)                           (5,875)             7,927
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                   $ 81,230        $(133,502)       $ (17,864)        $ 25,688          $ (44,448)
-----------------------------------------------------------------------------------------------------------------------------------

                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued


Condensed Consolidating Statement of Financial Position At June 30, 2002


                                                       Applied           Celera
                                                      Biosystems        Genomics       Celera
(Dollar amounts in thousands)                           Group             Group      Diagnostics      Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                        $   441,328      $    28,890     $      -        $       -      $   470,218
    Short-term investments                                29,653          860,032                                        889,685
    Accounts receivable, net                             376,375           29,950          177             (258)         406,244
    Inventories, net                                     142,876            1,860        2,215             (147)         146,804
    Prepaid expenses and other current assets             81,759           17,082          764              (58)          99,547
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                   1,071,991          937,814        3,156             (463)       2,012,498
Property, plant and equipment, net                       354,536          127,024        8,746           (1,562)         488,744
Other long-term assets                                   392,055          185,206        9,924          (13,028)         574,157
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $ 1,818,582      $ 1,250,044     $ 21,826        $ (15,053)     $ 3,075,399
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Loans payable                                    $       299      $         -     $      -        $       -      $       299
    Accounts payable                                     152,959           12,276        3,241             (258)         168,218
    Accrued salaries and wages                            65,187           13,585        3,393                            82,165
    Accrued taxes on income                               92,972            8,237                                        101,209
    Other accrued expenses                               210,731           63,409        1,266              (58)         275,348
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                522,148           97,507        7,900             (316)         627,239
Long-term debt                                                             17,983                                         17,983
Other long-term liabilities                              171,203           33,936           95                           205,234
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                        693,351          149,426        7,995             (316)         850,456
---------------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                             1,125,231        1,100,618       13,831          (14,737)       2,224,943
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           $ 1,818,582      $ 1,250,044     $ 21,826        $ (15,053)     $ 3,075,399
---------------------------------------------------------------------------------------------------------------------------------


                               APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Cash Flows For the Six Months Ended December 31, 2001


                                                                    Applied     Celera
                                                                  Biosystems    Genomics      Celera
(Dollar amounts in thousands)                                        Group        Group     Diagnostics  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities Of Continuing Operations
Net income (loss)                                                  $ 81,230    $ (133,502)  $ (17,864)     $ 25,688      $ (44,448)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                    37,914        16,310       1,376        (1,949)        53,651
    Long-term compensation programs                                   2,942           907                                    3,849
    Gain on sale of assets                                                           (811)                                    (811)
    Deferred income taxes                                           (12,663)       (5,821)                   (5,875)       (24,359)
    Loss from joint venture and equity method investees                            19,255                   (17,864)         1,391
    Nonreimbursable utilization of intergroup tax benefits            8,499        (8,499)
    Acquired research and development                                 2,200        98,981                                  101,181
Changes in operating assets and liabilities:
  Accounts receivable                                                41,412       (11,241)       (100)          913         30,984
  Inventories                                                         3,039           (73)        941                        3,907
  Prepaid expenses and other assets                                 (10,674)         (470)     (1,980)                     (13,124)
  Accounts payable and other liabilities                             (4,805)          241       5,520          (913)            43
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities
  Of Continuing Operations                                          149,094       (24,723)    (12,107)                     112,264
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities Of Continuing Operations
Additions to property, plant and equipment, net                     (42,131)      (10,837)     (3,840)                     (56,808)
Proceeds from short-term investments, net                                          16,749                                   16,749
Acquisitions and investments in joint ventures and others, net      (36,369)      (20,892)                   15,947        (41,314)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities
  Of Continuing Operations                                          (78,500)      (14,980)     (3,840)       15,947        (81,373)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities
  Of Discontinued Operations                                         (2,198)                                                (2,198)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net change in loans payable                                          (3,080)       (8,443)                                 (11,523)
Dividends                                                           (17,973)                                               (17,973)
Net cash funding from groups                                                                   15,947       (15,947)
Purchases of common stock for treasury                                               (941)                                    (941)
Proceeds from stock issued for stock plans                            9,174         8,768                                   17,942
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Financing Activities                    (11,879)         (616)     15,947       (15,947)       (12,495)
-----------------------------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                               6,515                                                  6,515
-----------------------------------------------------------------------------------------------------------------------------------
Net Change In Cash And Cash Equivalents                              63,032       (40,319)                                  22,713
Cash And Cash Equivalents Beginning Of Period                       392,459       216,076                                  608,535
-----------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents End Of Period                            $455,491    $  175,757   $      -       $      -      $ 631,248
-----------------------------------------------------------------------------------------------------------------------------------

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

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets and to discover and develop new therapeutics. Its Celera Discovery System(TM) ("CDS") online platform, marketed exclusively through the Applied Biosystems group's Knowledge Business, is an integrated source of information based on the human genome and other biological and medical sources.

Celera Diagnostics was established in the fourth quarter of fiscal 2001 as a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. This venture is focused on the discovery, development, and commercialization of novel diagnostic products.

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

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 13 to our condensed consolidated financial statements, Segment and Consolidating Information. Management's Discussion and Analysis addresses the consolidated financial results followed by the discussions of our three segments.

The following noteworthy developments have occurred since the beginning of fiscal 2003:

Applied Biosystems Group
o In August 2002, the Applied Biosystems group announced two collaborations to develop new technologies and applications for proteomics, one with Myriad Proteomics, Inc. and the other with the Institute for Systems Biology.
o In September 2002, MDS SCIEX Instruments, a partnership between the Applied Biosystems group and MDS INC., introduced the QSTAR(R) XL LC/MS/MS system. This system is designed to provide improved sensitivity and resolution to proteomics researchers as well as improved sensitivity and mass accuracy to pharmaceutical drug discovery researchers.
o In October 2002, the Applied Biosystems group, as successor to The Perkin-Elmer Corporation, received an adverse jury verdict in a patent lawsuit with TA Instruments, Inc., a subsidiary of Waters Corporation, relating to thermal analysis products. Please refer to Note 7 to our condensed consolidated financial statements for more information.
o In December 2002, the Applied Biosystems group announced organization-wide cost reductions in response to uncertain economic conditions and to return R&D investment to more traditional levels. Please refer to Note 2 to our condensed consolidated financial statements for more information.
o In January 2003, the Applied Biosystems group announced the SNPlex(TM) system, a reagent and software product, designed to allow researchers to conduct ultra high throughput genotyping. This genotyping product could enable production scale laboratories to analyze more than one million genotypes per instrument per day, at an expected cost as low as one cent or less per genotype.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Genomics Group
o In August 2002, Robert Booth, Ph.D. joined the Celera Genomics group, as Senior Vice President of Research & Development, responsible for integrating and leading all of the Celera Genomics group's therapeutic discovery and development activities.
o In October 2002, the Celera Genomics group purchased a number of pre-clinical oral tryptase inhibitors for the treatment of asthma from Bayer AG. These compounds were generated under a prior collaboration between Axys Pharmaceuticals, Inc. and Bayer. We acquired Axys during the second quarter of fiscal 2002. Please refer to the acquired in-process research and development section of this Management's Discussion and Analysis for more information.
o In December 2002, the Celera Genomics group announced its refined business and scientific plan, which supports increased investment in clinical programs, and greater efficiency and economy in target discovery, while continuing to place emphasis on management of the Celera Genomics group's cash as a strategic asset.
o In January 2003, James P. Yee, M.D., Ph.D. joined the Celera Genomics group as Head of Development, responsible for building the development organization at the group's facilities in South San Francisco, California, and for leading therapeutic development activities and clinical trial processes at the Celera Genomics group.

Celera Diagnostics

o In October 2002, Celera Diagnostics announced three new collaborations, with:
      - Bristol-Meyers Squibb to study genes that may be useful in the diagnosis and treatment of cardiovascular disease and diabetes;
      - Laboratory Corporation of America to establish the clinical utility of laboratory tests based on novel diagnostic markers for Alzheimer's disease, breast cancer and prostate cancer; and
      - Quest Diagnostics Incorporated to establish the clinical utility of laboratory tests based on novel diagnostic markers for cardiovascular disease and diabetes.
o In November 2002, Celera Diagnostics announced a research initiative with the University of California, San Francisco (UCSF) to develop new diagnostic tools for breast cancer. The UCSF research activities will be funded in part by the UC Discovery Grant from the Industry-University Cooperative Research Program, and in part by Celera Diagnostics.
o In December 2002, Celera Diagnostics received marketing clearance from the United States Food and Drug Administration for its 510(k) submission of the ViroSeq(TM) HIV-1 Genotyping System as an in vitro diagnostic product. The system will be manufactured by Celera Diagnostics and distributed by Abbott Diagnostics.
o In January 2003, Celera Diagnostics announced a collaborative agreement with Genomics Collaborative, Inc. supporting Celera Diagnostics' efforts to identify genetic patterns associated with rheumatoid arthritis.

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

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Events Impacting Comparability

We have provided the following information on certain items that represent actions taken by management or events that occurred in the periods indicated. By presenting this information, we are providing readers with the effect of these items on our reported earnings for the purpose of gaining a better understanding of our on-going operations. Users of this financial information should consider these items when making comparisons to past performance and assessing prospects for future results.

Acquisitions

We acquired Axys Pharmaceuticals, Inc. and Boston Probes, Inc. during the second quarter of fiscal 2002. The results of operations for these acquired businesses, which were accounted for under the purchase method of accounting, have been included in the consolidated financial statements since the date of acquisition. The net assets and results of operations of Axys have been allocated to the Celera Genomics group. The net assets and results of operations of Boston Probes have been allocated to the Applied Biosystems group. A discussion of these acquisitions was provided in Note 2 to our consolidated financial statements contained in our 2002 Annual Report to Stockholders.

Acquired In-Process Research and Development

During fiscal 2002, we recorded charges to write-off the value of acquired in-process research and development ("IPR&D") in connection with the Axys and Boston Probes acquisitions. The Applied Biosystems group recorded a charge of $2.2 million related to Boston Probes and the Celera Genomics group recorded a charge of $99.0 million related to Axys. As of the acquisition dates, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses.

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

Since June 30, 2002, we have taken the following actions:
o In the second quarter of fiscal 2003, the Serm-beta research project was completed and the project is not expected to be pursued.
o In October 2002, the Celera Genomics group purchased from Bayer AG a number of pre-clinical tryptase inhibitors, including study data and a broad intellectual property estate

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

         pertaining to use of these compounds in all fields, for the treatment of asthma. These compounds were generated under a prior collaboration between Axys and Bayer AG.

During the second quarter of fiscal 2003, we continued to pursue all other acquired active projects and the pre-clinical studies for these projects are expected to continue through calendar 2003, with the anticipation that at least one of the projects, most likely one of the partnered projects, could enter clinical trials during calendar 2003.

As of December 31, 2002, the Celera Genomics group's portion of the estimated costs to complete the partnered projects is not expected to be significant. The costs to complete the proprietary projects are dependent on decisions of how to commercialize, such as whether to partner the project, and at what stage to partner. The Celera Genomics group continues to review the proprietary pre-clinical projects, which may lead to revised prioritization, resourcing and strategy to move toward clinical trials and commercialization. As a result, actual results may vary from the valuation assumptions outlined in Note 2 to our consolidated financial statements contained in our 2002 Annual Report to Stockholders.

Other Special Charges

During the second quarter of fiscal 2003, we recorded pre-tax charges totaling $33.8 million for organization-wide cost reductions in response to uncertain economic conditions as well as the Applied Biosystems group's overall strategy to return research and development investment to more traditional levels, following the completion of the research phase of the Applera Genomics Initiative. The Applera Genomics Initiative includes the resequencing of genes and regulatory regions at the Celera Genomics group, validation of single nucleotide polymorphisms at the Applied Biosystems group, and disease gene association studies at Celera Diagnostics. The economic uncertainties included delays in appropriations for the National Institutes of Health for the current federal government fiscal year and uncertainty about funding levels in Japan and parts of Europe as well as within the pharmaceutical industry. The Applied Biosystems group recorded $24.3 million in other special charges comprised of $22.9 million for severance and benefits costs and $1.4 million for office closures. The Applied Biosystems group also recorded $9.5 million for the impairment of assets in cost of sales.

The severance and benefits charge related to the termination of approximately 400 employees worldwide. Positions are being eliminated mainly in the United States and Europe and primarily within the areas of research, manufacturing, sales, marketing and administration. The workforce reduction commenced in January 2003. The asset impairment charges resulted primarily from uncertainties surrounding the commercial introduction of products based on a collaboration with Illumina, Inc. and from a revised focus on products designed to offer the most efficient and newest technology with long-term earnings growth potential. The charge for office closures was primarily for one-time payments to terminate the leases of excess facilities and to write-off the fixed assets and leasehold improvements related to these facilities.

The following table details the major components of the special charge:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

----------------------------------------------------------------------------------------
                                     Employee-
                                      Related          Asset      Office
(Dollar amounts in millions)          Charges      Impairment    Closures      Total
----------------------------------------------------------------------------------------
Total charges                              $22.9           $ 9.5        $1.4     $33.8
Non-cash charges                                             9.5         0.5      10.0
----------------------------------------------------------------------------------------
Remaining reserve balance
  at December 31, 2002                     $22.9            $  -        $0.9     $23.8
----------------------------------------------------------------------------------------

The cash expenditures relating to the workforce reductions and office closures are expected to be substantially paid by the end of calendar 2003, funded primarily by cash provided by operating activities.

These actions are expected to make funds available for certain new research and development programs and marketing initiatives.

Discussion of Consolidated Operations

Results of Operations--The Three Months Ended December 31, 2002 Compared With The Three Months Ended December 31, 2001

We reported net income of $13.4 million in the second quarter of fiscal 2003 compared with a net loss of $61.4 million in the second quarter of fiscal 2002. Net income for the second quarter of fiscal 2003 included the cost reduction, asset impairment and other special charges described above, while the net loss for the second quarter of fiscal 2002 included the acquired IPR&D charges described above. Also driving the increase in net income were higher revenues, partially offset by higher R&D expenses and a change in the effective tax rate. Please refer to the discussion on pages 33 to 46 of this quarterly report for further information on the financial results of our segments.

Our net revenues increased 8.2% in the second quarter of fiscal 2003 compared with the prior year quarter. Revenues increased primarily due to strong instrument sales at the Applied Biosystems group, partially offset by lower revenues at the Celera Genomics group resulting from the group's decision not to pursue additional sequencing service business. The effects of foreign currency increased net revenues by approximately $3 million, or 1%, for the same period.

Gross margin, as a percentage of net revenues, was 51.3% for the second quarter of fiscal 2003 compared with 52.8% for the second quarter of fiscal 2002. The lower gross margin percentage in fiscal 2003 was due primarily to the asset impairment charges recorded in fiscal 2003, partially offset by a decrease in the lower margin sequencing service business for the Celera Genomics group. The special charges in the second quarter of fiscal 2003 reduced gross margin by 2.0 percentage points.

Our SG&A expenses, as a percentage of net revenues, decreased to 23.6% for the second quarter of fiscal 2003 compared with 25.0% for the second quarter of fiscal 2002 primarily due to a workforce reduction at the Celera Genomics group resulting from the June 2002 restructuring of the

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

organization, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2002 and increased staffing at Celera Diagnostics.

R&D expenses increased by $14.8 million for the second quarter of fiscal 2003 to $103.3 million from $88.5 million for the second quarter of fiscal 2002 primarily due to spending on: the development of new products and technologies by the Applied Biosystems group, including support for Knowledge Business initiatives; therapeutic programs by the Celera Genomics group, including the programs acquired with Axys; and diagnostics programs by Celera Diagnostics.

Interest income, net decreased by $3.9 million for the second quarter of fiscal 2003, primarily due to lower average interest rates and, to a lesser extent, to lower average cash and cash equivalents and short-term investment balances during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002.

Other income, net increased in the second quarter of fiscal 2003 primarily due to benefits associated with our foreign currency risk management program and miscellaneous non-operating income. In the second quarter of fiscal 2002, other income, net included a gain on the sale of the plant genotyping business.

The change in the effective tax rate in the second quarter of fiscal 2003 compared with the prior year quarter reflects the previously discussed impact of special charges in both fiscal years. Also impacting the rate are increased R&D and foreign tax credits, which partially offset the impact of higher forecasted taxable income.

Results of Continuing Operations--The Six Months Ended December 31, 2002 Compared With The Six Months Ended December 31, 2001

We reported income from continuing operations of $25.5 million in the first half of fiscal 2003 compared with a loss from continuing operations of $44.4 million in the same period last year. Income from continuing operations for fiscal 2003 included the cost reduction, asset impairment and other special charges described above, while the loss from continuing operations for fiscal 2002 included the acquired IPR&D charges described above. Also driving the increase in income from continuing operations were higher revenues, partially offset by higher R&D expenses, lower interest income and a change in the effective tax rate. Please refer to the discussion on pages 33 to 46 of this quarterly report for further information on the financial results of our segments.

Our net revenues increased 7.9% in the first six months of fiscal 2003 compared with the prior year period. Revenues increased primarily due to strong instrument sales at the Applied Biosystems group, partially offset by lower revenues at the Celera Genomics group resulting from the group's decision not to pursue additional sequencing service business. The effects of foreign currency increased net revenues by approximately $8 million, or 1%, for the same period.

Gross margin, as a percentage of net revenues, was 52.2% for the first six months of fiscal 2003 compared with 52.4% for the first six months of fiscal 2002. The lower gross margin percentage in

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

fiscal 2003 was due primarily to the asset impairment charges recorded in fiscal 2003, partially offset by a decrease in the lower margin sequencing service business for the Celera Genomics group and the positive effects of foreign currency. The special charges in the first six months of fiscal 2003 reduced gross margin by 1.1 percentage points.

Our SG&A expenses, as a percentage of net revenues, decreased to 24.7% for the first six months of fiscal 2003 compared with 26.2% for the first six months of fiscal 2002 primarily due to a workforce reduction at the Celera Genomics group resulting from the June 2002 restructuring of the organization, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2002 and increased staffing at Celera Diagnostics.

R&D expenses increased by $33.6 million for the first six months of fiscal 2003 to $206.6 million from $173.0 million for the first six months of fiscal 2002 primarily due to spending on: the Applera Genomics Initiative, the costs of which are shared among our three businesses; the development of new products and technologies by the Applied Biosystems group, including support for Knowledge Business initiatives; therapeutic programs by the Celera Genomics group, including the programs acquired with Axys; and diagnostics programs by Celera Diagnostics.

Interest income, net decreased by $9.6 million for the first six months of fiscal 2003, primarily due to lower average interest rates and, to a lesser extent, to lower average cash and cash equivalents and short-term investment balances during the first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

Other income, net increased in the first six months of fiscal 2003 due primarily to benefits associated with our foreign currency risk management program and lower non-operating costs, partially offset by losses related to an investment acquired as part of the Axys acquisition, accounted for under the equity method of accounting. In the first six months of fiscal 2002, other expense, net included a gain on sale of the plant genotyping business.

The change in the effective tax rate for the six months of fiscal 2003 compared with the prior year period reflects the previously discussed impact of special charges in both fiscal years. Also impacting the rate are increased R&D and foreign tax credits, which partially offset the impact of higher forecasted taxable income.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.4 billion at December 31, 2002 and June 30, 2002. We maintain a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2002. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our normal operating cash flow needs, planned capital expenditure requirements, and dividends for the foreseeable future. However, we may raise additional capital from time to time.

In connection with the adverse jury verdict against Applera in the TA Instruments patent lawsuit, we expect to be required to extend a financial guarantee for the amount of the damages awarded plus interest. If and when such a guarantee is extended, the cash applied to secure the guarantee will be reclassified to other assets as restricted cash.

                                               June 30,       December 31,
(Dollar amounts in millions)                     2002               2002
-----------------------------------------------------------------------------
Cash and cash equivalents                         $ 470.2            $ 653.0
Short-term investments                              889.7              706.8
-----------------------------------------------------------------------------
Total cash and cash equivalents and             $ 1,359.9          $ 1,359.8
  short-term investments
Total debt                                           18.3               17.5
Working capital                                   1,385.3            1,390.7
Debt to total capitalization                         0.8%               0.8%
-----------------------------------------------------------------------------

During the second quarter of fiscal 2003, we purchased $18.1 million of non-callable United States government obligations to serve as collateral for the 8% senior secured convertible notes acquired as part of the acquisition of Axys. These government obligations are being substituted for the shares of Discovery Partners International, Inc. ("DPI") common stock that originally collateralized the notes. The government obligations are required to be held in a trust and the proceeds from the maturation of, and interest payments on, these obligations will fund the interest and principal payments under the notes. We expect that the DPI shares will be released to us during the third quarter of fiscal 2003. The government obligations, which mature over the next two fiscal years, are classified as available for sale at December 31, 2002, with $0.9 million in short-term investments, and $16.8 million in other long-term assets.

Cash and cash equivalents increased in the first half of fiscal 2003 as cash generated from operating activities and proceeds from the sales and maturities of short-term investments and stock issuances were only partially offset by expenditures for capital assets and long-term investments, payment of dividends, and the repurchase of Applera - Applied Biosystems stock. Net cash flows of continuing operations for the six months ended December 31 were as follows:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

(Dollar amounts in millions)               2001             2002
-------------------------------------------------------------------
Net cash from operating activities     $  112.3           $ 71.5
Net cash from investing activities        (81.4)           105.4
Net cash from financing activities        (12.5)            (2.6)
-------------------------------------------------------------------

Net cash from operating activities of continuing operations for the first six months of fiscal 2003 decreased $40.8 million in comparison to the first six months of fiscal 2002 due to the timing of accounts receivable collections and higher inventory levels to support sales activity, as well as lower compensation-related accruals and deferred revenues, which were only partially offset by higher income-related cash flows.

For first six months of fiscal 2003, cash was generated from the sales and maturities of short-term investments. A portion of these proceeds was used to purchase long-term investments to secure the 8% senior secured convertible notes described above. During the second quarter of fiscal 2002, we acquired the remaining shares of Boston Probes for approximately $37 million in cash.

Financing activities for the first half of fiscal 2002 included the repayment of a portion of the debt assumed in the Axys acquisition. During the first six months of fiscal 2003, we repurchased 380,000 shares of Applera - Applied Biosystems stock for $6.8 million and during the first six months of fiscal 2002, we repurchased 47,700 shares of Applera - Celera stock for $0.9 million.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Discussion of Segments' Operations, Financial Resources and Liquidity

Applied Biosystems Group

Results of Operations--The Three Months Ended December 31, 2002 Compared With The Three Months Ended December 31, 2001


                                                                   % Increase/
(Dollar amounts in millions)                    2001       2002     (Decrease)
-----------------------------------------------------------------------------
Net revenues                                   $ 411.1  $ 444.7         8.2%
Cost of sales                                    196.7    225.8        14.8%
-----------------------------------------------------------------------------
Gross margin                                     214.4    218.9         2.1%
SG&A expenses                                     93.6    101.5         8.4%
R&D                                               52.7     59.2        12.3%
Other special charges                                      24.3
Acquired IPR&D                                     2.2               (100.0%)
-----------------------------------------------------------------------------
Operating income                                  65.9     33.9      (48.6%)
Interest income, net                               3.0      3.0           -%
Other income (expense), net                        1.0      2.5       150.0%
-----------------------------------------------------------------------------
Income before income taxes                        69.9     39.4      (43.6%)
Provision for income taxes                        20.9     10.2      (51.2%)
-----------------------------------------------------------------------------
Net income                                      $ 49.0   $ 29.2      (40.4%)
-----------------------------------------------------------------------------

As previously described in events impacting comparability, the three month results for fiscal 2003 and 2002 were impacted by the following pre-tax items:
o     $2.2 million charge to write-off acquired IPR&D in fiscal 2002 and
o $33.8 million charge, including $9.5 million recorded in cost of sales, for cost reductions, asset impairments, and other special charges in fiscal 2003.
There was no tax effect on the acquired IPR&D charge in fiscal 2002. The total tax benefit recorded on the fiscal 2003 items was $10.4 million.

Net income decreased in the second quarter of fiscal 2003 primarily due to the special charges described above, as well as due to higher spending related to new products in development and support for Knowledge Business initiatives. Partially offsetting this decrease were higher instrument sales and service and license revenue. The foreign currency impact on net income was immaterial for the quarter.

Net revenues from the Celera Genomics group, primarily from leased instruments, consumables, and project materials, and contracted R&D services, were $0.7 million for the second quarter of fiscal 2003, or 0.2% of the Applied Biosystems group's net revenues, and $8.8 million for the second quarter of fiscal 2002, or 2.1%. The favorable effects of foreign currency increased net revenues during the second quarter of fiscal 2003 by approximately $3 million, or 1%, as compared to the prior

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

year period. The following table sets forth the Applied Biosystems group's revenues by geographic area for the quarters ended December 31:

                                                             % Increase/
(Dollar amounts in millions)           2001        2002      (Decrease)
---------------------------------------------------------------------------
United States                          $ 190.6     $ 206.7       8.4%
Europe                                   121.4       142.7      17.5%
Asia Pacific                              88.5        84.2      (4.9%)
Latin America and other markets           10.6        11.1       4.7%
---------------------------------------------------------------------------
Total                                  $ 411.1     $ 444.7       8.2%
---------------------------------------------------------------------------

Excluding the effects of foreign currency, revenues increased approximately 12% in Europe and decreased approximately 1% in Asia Pacific during the second quarter of fiscal 2003 compared to the prior year period.

For the second quarter of fiscal 2003, revenues from instrument sales were $225.9 million, an increase of 13.1% from $199.7 million in the prior year period. Instrument sales increased in the DNA sequencing and mass spectrometry product lines and decreased in the Sequence Detection Systems ("SDS") product line. The DNA sequencing product line growth was due primarily to the rapid acceptance of the 3730 product line by both large genome centers and smaller academic and commercial laboratories. Although the overall SDS and other applied genomics product line grew in the second quarter of fiscal 2003 compared to the prior year period, SDS instrument sales decreased due primarily to restrained year-end pharmaceutical spending on certain high-end instruments, partially offset by strong sales of the ABI Prism(R) 7000 system. Demand in the drug metabolism and pharmacokinetics and the protein discovery markets helped drive sales increases of mass spectrometry instruments compared to the prior year quarter, primarily the QSTAR(R) XL LC/MS/MS System, the Q TRAP(TM) LC/MS/MS System, and the AB 4700 Proteomics Analyzer with TOF/TOF(TM) Optics.

Consumables sales were $144.0 million in the second quarter of fiscal 2003 compared to $150.1 million in the second quarter of fiscal 2002, a decrease of 4.1%. Consumables sales were impacted primarily by a decline in revenues from DNA sequencing consumables resulting from sequencing capacity not increasing at a rate fast enough to offset the rate of reagent dilution, as well as by a decline in sales of core DNA synthesis consumables, partially offset by increasing customer acceptance of SDS reagents, custom oligo, Assays-by-Design(SM) service, and Assays-on-Demand(TM) products.

Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 22.0% to $74.8 million in the second quarter of fiscal 2003 from $61.3 million in the second quarter of fiscal 2002. The increase in revenue resulted primarily from higher service and license fees, including $6.7 million for a license related to certain genetic analysis technology.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Additionally, the following table sets forth the Applied Biosystems group's revenues by product categories for the three-month periods ended December 31:

(Dollar amounts in millions)                 2001       2002   % Change
------------------------------------------------------------------------
DNA sequencing products                    $156.3    $ 174.8         12%
% of total revenues                           38%        39%

SDS and other applied genomics products      78.5       85.3          9%
% of total revenues                           19%        19%

Mass Spectrometry                            76.2       91.5         20%
% of total revenues                           19%        21%

Core DNA synthesis and PCR products          62.6       51.9        (17%)
% of total revenues                           15%        12%

Other                                        37.5       41.2         10%
% of total revenues                            9%         9%
------------------------------------------------------------------------

Total                                     $ 411.1    $ 444.7          8%
-------------------------------------------------------------------------

Gross margin, as a percentage of net revenues, decreased from the prior year quarter, as the asset impairment charges and changes in product mix were only partially offset by higher margins from royalty and license revenues. The asset impairment charges reduced gross margin by 2.2 percentage points.

As a percentage of sales, SG&A expenses were approximately the same as the second quarter of fiscal 2002.

As a percentage of net revenues, R&D expenses were 13.3% for the second quarter of fiscal 2003 compared with 12.8% for the second quarter of fiscal 2002. The increase in R&D expenses was primarily the result of support for Knowledge Business initiatives and new products in development.

Interest income, net remained flat primarily due to lower average interest rates, offset by higher average cash and cash equivalents and short-term investments for the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002.

Other income, net increased due to benefits associated with our foreign currency risk management program.

The effective income tax rate was 26% in the second quarter of fiscal 2003 compared to 30% in the second quarter of fiscal 2002. The decrease in the effective tax rate was primarily due to the implementation of certain tax planning strategies allowing for the increased utilization of foreign tax credits as well as the impact of the special charges in both periods.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Results of Continuing Operations--The Six Months Ended December 31, 2002 Compared With The Six Months Ended December 31, 2001

                                                                  % Increase/
(Dollar amounts in millions)                2001      2002       (Decrease)
-----------------------------------------------------------------------------
Net revenues                                $ 777.7   $ 840.6           8.1%
Cost of sales                                 376.1     419.1          11.4%
-----------------------------------------------------------------------------
Gross margin                                  401.6     421.5           5.0%
SG&A expenses                                 185.4     199.8           7.8%
R&D                                           105.0     120.2          14.5%
Other special charges                                    24.3
Acquired IPR&D                                  2.2                  (100.0%)
-----------------------------------------------------------------------------
Operating income                              109.0      77.2         (29.2%)
Interest income, net                            6.3       6.2          (1.6%)
Other income (expense), net                               3.5
-----------------------------------------------------------------------------
Income before income taxes                    115.3      86.9         (24.6%)
Provision for income taxes                     34.1      23.5         (31.1%)
-----------------------------------------------------------------------------
Income from continuing operations           $  81.2   $  63.4         (21.9%)
-----------------------------------------------------------------------------

As previously described in events impacting comparability, the six month results for fiscal 2003 and 2002 were impacted by the following pre-tax items:
o     $2.2 million charge to write-off acquired IPR&D in fiscal 2002 and
o $33.8 million charge, including $9.5 million recorded in cost of sales, for cost reductions, asset impairments, and other special charges in fiscal 2003.
There was no tax effect on the acquired IPR&D charge in fiscal 2002. The total tax benefit recorded on the fiscal 2003 items was $10.4 million.

Income from continuing operations decreased for the first six months of fiscal 2003 primarily due to the special charges described above, as well as due to higher R&D spending related to products in development, support for Knowledge Business initiatives, and funding of the Applera Genomics Initiative. Partially offsetting this decrease were higher instrument, service and license revenues, and the favorable effects of foreign currency. The favorable effects of foreign currency increased income from continuing operations by approximately $2 million, or 3%, as compared with the first six months of fiscal 2002.

Net revenues from the Celera Genomics group, primarily from leased instruments, consumables, and project materials, and contracted R&D services, were $1.6 million for the first half of fiscal 2003, or 0.2% of the Applied Biosystems group's net revenues, and $14.8 million for the first half of fiscal 2002, or 1.9%. The favorable effects of foreign currency increased net revenues during the six months of fiscal 2003 by approximately $8 million, or 1%, as compared to the prior year period. The following table sets forth the Applied Biosystems group's revenues by geographic area for the six months ended December 31:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


                                                               % Increase/
(Dollar amounts in millions)                2001       2002     (Decrease)
-----------------------------------------------------------------------------
United States                              $ 378.1    $ 419.3      10.9%
Europe                                       215.7      239.2      10.9%
Asia Pacific                                 163.2      158.4      (2.9%)
Latin America and other markets               20.7       23.7      14.5%
-----------------------------------------------------------------------------
Total                                      $ 777.7    $ 840.6       8.1%
-----------------------------------------------------------------------------

Excluding the effects of foreign currency, revenues increased approximately 6% in Europe and decreased approximately 1% in Asia Pacific during the first half of fiscal 2003 compared to the prior year period.

For the first six months of fiscal 2003, revenues from instrument sales were $414.9 million, an increase of 14.6% from $361.9 million in the prior year period. Instrument sales increased in the DNA sequencing and mass spectrometry product lines and decreased in the SDS product line. The DNA sequencing product line growth was driven by early shipments of the 3730xl DNA Analyzer to some of the large genome centers in the United States, as well as demand for both the 3730 and the 3730xl systems from smaller academic and commercial laboratories. Although the overall SDS and other applied genomics product line grew in the first six months of fiscal 2003 compared to the prior year period, SDS instrument sales decreased due primarily to restrained year-end pharmaceutical spending on certain high-end instruments, partially offset by strong sales of the ABI Prism(R) 7000 system. Strong demand in the drug metabolism and pharmacokinetics and the protein discovery markets helped drive sales increases of mass spectrometry instruments compared to the prior year period, primarily relating to the QSTAR(R) XL LC/MS/MS System, the Q TRAP(TM) LC/MS/MS System, the AB 4700 Proteomics Analyzer with TOF/TOF(TM) Optics, and the API 4000(TM) LC/MS/MS System.

Consumables sales were $282.4 million for the first six months of fiscal 2003 compared to $299.3 million for the first six months of fiscal 2002, a decrease of 5.6%. Consumables sales were impacted primarily by a decline in revenues from DNA sequencing consumables resulting from sequencing capacity not increasing at a rate fast enough to offset the rate of reagent dilution, as well as by a decline in sales of core DNA synthesis and PCR consumables, partially offset by increasing customer acceptance of SDS reagents, custom oligo, Assays-by-Design(SM) service, and Assays-on-Demand(TM) products.

Revenues from other sources, which included service contracts, royalties, licenses, and contract research, increased 23.0% to $143.3 million for the first six months of fiscal 2003 from $116.5 million for the first six months of fiscal 2002. The increase in revenue resulted from higher service revenues, license fees, and royalties, including $5.4 million and $6.7 million for licenses related to certain mass spectrometry and genetic analysis technologies, respectively.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Additionally, the following table sets forth the Applied Biosystems group's revenues by product categories for the six-month periods ended December 31:

(Dollar amounts in millions)                      2001        2002    % Change
-------------------------------------------------------------------------------
DNA sequencing products                         $306.5     $ 324.1           6%
% of total revenues                                39%         38%

SDS and other applied genomics products          147.3       168.7          15%
% of total revenues                                19%         20%

Mass Spectrometry                                130.4       174.9          34%
% of total revenues                                17%         21%

Core DNA synthesis and PCR products              121.7       100.9         (17%)
% of total revenues                                16%         12%

Other                                             71.8        72.0           -%
% of total revenues                                 9%          9%
-------------------------------------------------------------------------------
Total                                          $ 777.7     $ 840.6           8%
-------------------------------------------------------------------------------

Gross margin, as a percentage of net revenues, decreased from the prior year period, as the asset impairment charges and changes in product mix were only partially offset by higher margins from royalty and license revenues. The asset impairment charges reduced gross margin by 1.2 percentage points.

As a percentage of sales, SG&A expenses were approximately the same as the first six months of fiscal 2002.

As a percentage of net revenues, the increase in R&D expenses was primarily the result of funding of the Applera Genomics Initiative, support for Knowledge Business initiatives, and new products in development.

Interest income, net was essentially unchanged as the impact of lower average interest rates was offset almost entirely by higher average cash and cash equivalents and short-term investments balances for the first six months of fiscal 2003 compared with the first six months of fiscal 2002.

Other income, net increased primarily due to benefits associated with our foreign currency risk management program.

The effective tax rate was 27% for the first six months of fiscal 2003 compared to 30% for the first six months of fiscal 2002. The decrease in the effective income tax rate was primarily due to the implementation of certain tax planning strategies allowing for the increased utilization of foreign tax credits as well as the impact of special charges in both periods.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $519.8 million at December 31, 2002 and $471.0 million at June 30, 2002. We maintain a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2002. Cash provided by operating activities has been the Applied Biosystems group's primary source of funds.

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

In connection with the adverse jury verdict against Applera in the TA Instruments patent lawsuit, we expect to be required to extend a financial guarantee for the amount of the damages awarded plus interest. If and when such a guarantee is extended, the cash applied to secure the guarantee will be reclassified to other assets as restricted cash.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group and allocate activity within these balances to the group that uses or generates such resources.


                                                  June 30,      December 31,
(Dollar amounts in millions)                       2002            2002
--------------------------------------------------------------------------
Cash and cash equivalents                          $ 441.3        $ 519.8
Short-term investments                                29.7
--------------------------------------------------------------------------
Total cash and cash equivalents and
  short-term investments                           $ 471.0        $ 519.8
Total debt                                             0.3
Working capital                                      549.8          599.2
Debt to total capitalization                            -%
--------------------------------------------------------------------------

Cash and cash equivalents for the six months ended December 31, 2002 increased as cash generated from operating activities, maturities of short-term investments and stock issuances were only partially offset by expenditures for capital assets, the funding of the Celera Diagnostics joint venture, the payment of dividends, and the repurchase of Applera - Applied Biosystems stock. Net cash flows of continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)                       2001            2002
------------------------------------------------------------------------
Net cash from operating activities              $ 149.1         $ 114.6
Net cash from investing activities                (78.5)          (28.5)
Net cash from financing activities                (11.9)          (16.2)
------------------------------------------------------------------------

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net cash from operating activities of continuing operations for the first six months of fiscal 2003 was $34.5 million lower than the first six months of fiscal 2002. This decrease resulted primarily from the timing of accounts receivable collections and higher inventory levels to support sales activity, partially offset by lower payments under supply agreements and for purchased licensed technology and higher income-related cash flows. An 8% increase in revenues in the first half of fiscal 2003 resulted in a higher accounts receivable balance. The Applied Biosystems group's days sales outstanding was 63 days at December 31, 2002 compared to 72 days at June 30, 2002 and 67 days at December 31, 2001. Inventory on hand was 3.5 months at December 31, 2002 compared to 3.3 months at June 30, 2002.

During the second quarter of fiscal 2002, the Applied Biosystems group acquired the remaining shares of Boston Probes for approximately $37 million in cash.

During the first six months of fiscal 2003, we repurchased 380,000 shares of Applera - Applied Biosystems stock for $6.8 million.

Celera Genomics Group

Results of Operations--The Three Months Ended December 31, 2002 Compared With The Three Months Ended December 31, 2001

                                                               % Increase/
(Dollar amounts in millions)                 2001      2002    (Decrease)
----------------------------------------------------------------------------
Net revenues                                $ 35.0     $22.9     (34.6%)
Cost of sales                                 18.0       3.7     (79.4%)
R&D                                           30.6      32.9       7.5%
SG&A expenses                                 13.9       7.0     (49.6%)
Amortization of intangible assets              1.6       1.7       6.3%
Acquired IPR&D                                99.0              (100.0%)
----------------------------------------------------------------------------
Operating loss                              (128.1)    (22.4)    (82.5%)
Loss on investments                                     (0.3)
Interest income, net                           8.5       4.7     (44.7%)
Other income (expense), net                   (1.0)      0.6
Loss from joint venture                       (8.5)     (9.9)     16.5%
----------------------------------------------------------------------------
Loss before income taxes                    (129.1)    (27.3)   (78.9%)
Benefit for income taxes                      11.2      11.2         -%
----------------------------------------------------------------------------
Net loss                                  $ (117.9)  $ (16.1)   (86.3%)
----------------------------------------------------------------------------

As previously described in events impacting comparability, the three month results for fiscal 2002 were impacted by the $99.0 million pre-tax charge to write-off acquired IPR&D, with no offsetting tax benefit.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The lower net loss in the second quarter of fiscal 2003 primarily resulted from the acquired IPR&D charge recorded in fiscal 2002, as well as lower cost of sales and SG&A expenses in fiscal 2003. Partially offsetting these factors were increased R&D expenses and lower interest income in fiscal 2003. Without the acquired IPR&D charge in fiscal 2002, net loss decreased $2.8 million. Higher Online/Information Business operating income of $9.3 million in second quarter fiscal 2003 compared to $1.5 million in the second quarter of fiscal 2002 resulted from higher subscription revenue and reduced operating expenses subsequent to the online marketing and distribution agreement with the Applied Biosystems group.

Revenues decreased as lower contract sequencing revenue, resulting from the Celera Genomics group's decision not to pursue additional sequencing service business, was only partially offset by an increase in subscription revenue. Online/Information Business revenues increased to $20.3 million in the second quarter of fiscal 2003, compared to $17.3 million in the second quarter of fiscal 2002.

Cost of sales decreased primarily due to the decrease in the sequencing service business.

R&D expenses increased in the second quarter of fiscal 2003 in comparison to the same quarter last year due primarily to higher expenses for therapeutic discovery and development programs, including programs acquired with Axys. These increases were partially offset by lower R&D expenses related to DNA sequencing programs.

SG&A expenses decreased in the second quarter of fiscal 2003 compared to the prior year quarter primarily due to a workforce reduction resulting from the June 2002 restructuring of the organization to focus on drug discovery and development, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2002.

Interest income, net decreased primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments balances during the second quarter of fiscal 2003 compared to the prior year quarter.

In the second quarter fiscal 2003, other income, net consisted primarily of a miscellaneous non-operating income. In the second quarter of fiscal 2002, other expense, net reflected the losses recorded for equity method investments, partially offset by a gain on sale of the plant genotyping business.

The effective income tax benefit rate was 41% in the second quarter of fiscal 2003 compared to 9% in the second quarter of fiscal 2002. The increase in the effective income tax benefit rate was primarily attributable to the impact of increased R&D credits in fiscal 2003 and the acquired IPR&D charge in fiscal 2002. There was no tax benefit associated with the acquired IPR&D charge.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Results of Operations--The Six Months Ended December 31, 2002 Compared With The Six Months Ended December 31, 2001

                                                               % Increase/
(Dollar amounts in millions)                 2001      2002     (Decrease)
---------------------------------------------------------------------------
Net revenues                             $   62.3   $  46.5         (25.4%)
Cost of sales                                29.9       7.1         (76.3%)
R&D                                          58.4      65.5          12.2%
SG&A expenses                                26.5      14.0         (47.2%)
Amortization of intangible assets             2.1       4.4         109.5%
Acquired IPR&D                               99.0                  (100.0%)
---------------------------------------------------------------------------
Operating loss                             (153.6)    (44.5)        (71.0%)
Loss on investments                                    (0.3)
Interest income, net                         19.4       9.9         (49.0%)
Other income (expense), net                  (1.7)     (2.6)         52.9%
Loss from joint venture                     (17.9)    (23.2)         29.6%
---------------------------------------------------------------------------
Loss before income taxes                   (153.8)    (60.7)        (60.5%)
Benefit for income taxes                     20.3      24.9          22.7%
---------------------------------------------------------------------------
Net loss                                 $ (133.5)  $ (35.8)        (73.2%)
---------------------------------------------------------------------------

As previously described in events impacting comparability, the six month results for fiscal 2002 were impacted by the $99.0 million pre-tax charge to write-off acquired IPR&D, with no offsetting tax benefit.

The lower net loss for the first six months of fiscal 2003 primarily resulted from the acquired IPR&D charge recorded in fiscal 2002, as well as lower cost of sales and SG&A expenses in fiscal 2003. Partially offsetting these factors were increased R&D expenses, higher development expenses within the Celera Diagnostics joint venture, and lower interest income in fiscal 2003. Without the acquired IPR&D charge in fiscal 2002, net loss increased $1.3 million. Higher Online/Information Business operating income of $18.4 million for the first six months fiscal 2003 compared to $3.6 million for the first six months of fiscal 2002 resulted from higher subscription revenue and reduced operating expenses subsequent to the online marketing and distribution agreement with the Applied Biosystems group.

Revenues decreased as lower contract sequencing revenue, resulting from the Celera Genomics group's decision not to pursue additional sequencing service business, was only partially offset by an increase in subscription revenue. Online/Information Business revenues increased to $40.9 million for the first six months of fiscal 2003, compared to $34.3 for the first six months of fiscal 2002.

Cost of sales decreased primarily due to the decrease in the sequencing service business.

R&D expenses increased for the first six months of fiscal 2003 in comparison to the same period last year due primarily to: higher expenses for therapeutic discovery and development programs,

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


including programs acquired with Axys; participation in the Applera Genomics Initiative; and $2.9 million recorded in the first quarter of fiscal 2003 for asset write-downs associated with the Rockville sequencing facility due to the group's decision not to pursue additional sequencing service business. These increases were partially offset by lower R&D expenses related to DNA sequencing programs.

SG&A expenses decreased for the first six months of fiscal 2003 compared to the prior year period primarily due to a workforce reduction resulting from the June 2002 restructuring of the organization to focus on drug discovery and development, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2002.

Interest income, net decreased primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments balances during for the first six months of fiscal 2003 compared to the prior year period.

Other expense, net increased for the first six months of fiscal 2003 due primarily to losses relating to an investment acquired as part of the Axys acquisition, accounted for under the equity method, partially offset by lower non-operating costs.

The effective income tax benefit rate was 41% for the first six months of fiscal 2003 compared to 13% for the first six months of fiscal 2002. The increase in the effective income tax benefit rate was primarily attributable to the impact of increased R&D credits in fiscal 2003 and the acquired IPR&D charge in fiscal 2002. There was no tax benefit associated with the acquired IPR&D charge.

Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $840.0 million at December 31, 2002 and $888.9 million at June 30, 2002. We maintain a $100 million revolving credit agreement with four banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2002.

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

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued



                                                  June 30,       December 31,
(Dollar amounts in millions)                         2002           2002
---------------------------------------------------------------------------
Cash and cash equivalents                           $  28.9        $ 133.2
Short-term investments                                860.0          706.8
---------------------------------------------------------------------------
Total cash and cash equivalents and
 short-term investments                             $ 888.9        $ 840.0
Total debt                                             18.0           17.5
Working capital                                       840.3          794.5
Debt to total capitalization                           1.6%           1.6%
---------------------------------------------------------------------------

During the second quarter of fiscal 2003, the Celera Genomics group purchased $18.1 million of non-callable United States government obligations to serve as collateral for the 8% senior secured convertible notes acquired as part of the acquisition of Axys. These government obligations are being substituted for the shares of DPI common stock that originally collateralized the notes. The government obligations are required to be held in a trust and the proceeds from the maturation of, and interest payments on, these obligations will fund the interest and principal payments under the notes. We expect that the DPI shares will be released to us during the third quarter of fiscal 2003. The government obligations, which mature over the next two fiscal years, are classified as available for sale at December 31, 2002, with $0.9 million in short-term investments, and $16.8 million in other long-term assets.

Cash and cash equivalents for the first six months of fiscal 2003 increased as proceeds from the sales and maturities of short-term investments and stock issuances were only partially expended on operations, the funding of the Celera Diagnostics joint venture and the purchase of capital assets and long-term investments. Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)                       2001        2002
--------------------------------------------------------------------
Net cash from operating activities              $ (24.7)    $ (19.7)
Net cash from investing activities                (15.0)      110.4
Net cash from financing activities                (0.6)        13.6
--------------------------------------------------------------------

Net cash used by operating activities for the first six months of fiscal 2003 was $5.0 million lower than the first six months of fiscal 2002. The lower use of cash resulted from lower net cash operating losses and a decrease in accounts receivable in fiscal 2003, partially offset by lower deferred revenues resulting from the Celera Genomics group's decision to forego new contract sequencing and service business, lower accrued salaries due to the workforce reduction from the June 2002 restructuring of the organization, and a lower accrual for leased instruments.

For the first six months of fiscal 2003, cash was generated from the sales and maturities of short-term investments. These proceeds were partially offset by increased funding of the Celera Diagnostics joint venture in the first half of fiscal 2003 and the purchase of long-term investments to secure the 8% senior secured convertible notes.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Net cash from financing activities for the first six months of fiscal 2003 increased primarily due to proceeds received from employee stock option exercises. The first half of fiscal 2002 included the repayment of a portion of the debt assumed in the Axys acquisition.

During the first six months of fiscal 2002, we repurchased 47,700 shares of Applera - Celera stock for $0.9 million.

Celera Diagnostics

Results of Operations--The Three Months Ended December 31, 2002 Compared With The Three Months Ended December 31, 2001

                                                           % Increase/
(Dollar amounts in millions)          2001       2002       (Decrease)
----------------------------------------------------------------------
Net revenues                        $  1.9     $  7.8           310.5%
Cost of sales                          1.1        2.2           100.0%
R&D                                    7.5       12.6            68.0%
SG&A expenses                          1.8        2.9            61.1%
----------------------------------------------------------------------
Operating loss                      $ (8.5)    $ (9.9)           16.5%
----------------------------------------------------------------------

Revenues for the second quarter of fiscal 2003 increased due to the adoption of Celera Diagnostics' cystic fibrosis reagents by several large reference laboratories and the inclusion of revenue relating to the profit-sharing alliance between Abbott Laboratories and Celera Diagnostics. The Applied Biosystems group distributed Celera Diagnostics' products and recorded end-user sales through September 2002. On October 1, 2002, pursuant to the profit-sharing alliance announced in June 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott, which now records end-user sales for those products. End-user product sales were $5.0 million for the second quarter of fiscal 2003 and $2.2 million for the second quarter of fiscal 2002. Sales of products by Celera Diagnostics to Abbott are recorded at cost. The second quarter of fiscal 2003 included $5.1 million of revenue recorded under the Abbott alliance for the equalization of gross margin and relative expenses incurred by the parties.

R&D expenses increased in the second quarter of fiscal 2003 as a result of increased spending for marker discovery and product development.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Results of Operations--The Six Months Ended December 31, 2002 Compared With The Six Months Ended December 31, 2001

                                                             % Increase/
(Dollar amounts in millions)         2001           2002      (Decrease)
------------------------------------------------------------------------
Net revenues                        $ 3.7          $10.8          191.9%
Cost of sales                         2.6            4.6           76.9%
R&D                                  14.5           23.7           63.4%
SG&A expenses                         4.5            5.7           26.7%
------------------------------------------------------------------------
Operating loss                    $ (17.9)       $ (23.2)          29.6%
------------------------------------------------------------------------

Revenues for the first six months of fiscal 2003 increased due to higher sales of cystic fibrosis reagents and the inclusion of revenue relating to the profit-sharing alliance between Abbott Laboratories and Celera Diagnostics. End-user product sales were $8.9 million for the first six months of fiscal 2003 and $4.6 million for the first six months of fiscal 2002. Fiscal 2003 included $5.1 million of revenue recorded under the Abbott alliance for the equalization of gross margin and relative expenses incurred by the parties.

R&D expenses increased in the first six months of fiscal 2003 as a result of Celera Diagnostics' participation in the Applera Genomics Initiative, as well as increased spending for marker discovery and product development.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent and frequent disclosures about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

We continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25," and accordingly no compensation expense has been recorded for stock-based compensation plans. Our adoption of SFAS No. 148 requires additional interim disclosures effective for our third quarter fiscal 2003.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation under certain guarantees. The disclosure provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the application of FIN 45 to have a material impact on our consolidated financial statements. See Note 10 to our condensed consolidated financial statements for a description of the types of guarantees we have issued.

Outlook

Applied Biosystems Group

Business conditions remain uncertain for several reasons, including: unpredictable spending patterns in the pharmaceutical and biotechnology sectors; delays in appropriations for the National Institutes of Health for the current federal government fiscal year; uncertainty about government funding levels in Japan and parts of Europe; and difficulties in predicting trends in the consumption of sequencing reagents. As a result, forecasting remains challenging.

Reflecting these risks and uncertainties, the Applied Biosystems group expects that revenue percentage growth in fiscal 2003 will be in the high single digits. The Applied Biosystems group continues to expect that growth in fiscal 2003 will be heavily influenced by the adoption of new products. New products include the 3730 and 3730xl DNA Analyzers, for which the group anticipates significant additional demand from customers doing whole genome sequencing, resequencing, and SNP genotyping. At the same time, it is difficult to predict the timing and magnitude of future sales of these more expensive systems, particularly at the large genome centers, until pending life science funding decisions are made by the governments in the United States and Japan. The 3730 product line is the successor to the ABI PRISM(R) 3700 DNA Analyzer introduced in 1998. To date, customers have replaced a significant number of 3700s with 3730s, although this still represents a relatively small fraction of the installed base of 3700s.

The outlook for the Applied Biosystems group's revenues from sequencing reagents remains difficult to forecast accurately due to several variables, including: the total volume of sequencing activity; the mix of instruments in use; the nature of its customers' research projects; and the utilization of consumables per unit of sequencing. For the remainder of this fiscal year, the Applied Biosystems group continues to anticipate that revenue from sequencing consumables will trend down on a year-to-year basis, but at a more moderate level.

The Applied Biosystems group expects the effective tax rate for fiscal 2003 to be approximately 27 percent, one percentage point lower than the previously forecasted rate of 28 percent due to the effect of the second quarter special charges. Future tax legislation may repeal or replace the existing U.S.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


export tax regime, as well as significantly change other international tax provisions of the Internal Revenue Code. Such changes may result in a change in the effective tax rate for the Applied Biosystems group.

The Applied Biosystems group believes that operations are on track to meet the previous guidance for diluted earnings per share from continuing operations for fiscal 2003, which, after reflecting the special charge of $0.11 per diluted share in the second quarter, should be in the range of $0.74 to $0.84. Because of the delay in the approval of the fiscal 2003 National Institutes of Health budget and funding issues in Japan and Europe, the Applied Biosystems group expects that some sales that would otherwise have occurred during the third fiscal quarter, and approximately $0.03 to $0.04 of diluted earnings per share, will now be shifted to the fourth fiscal quarter. As a result, the Applied Biosystems group expects fiscal third quarter diluted earnings per share to be somewhat below the level of the prior year quarter and fiscal fourth quarter diluted earnings per share to be somewhat higher than the comparable quarter last year.

Capital spending in fiscal 2003 is anticipated to be approximately $150 million, including approximately $75 million for the facilities expansion in Pleasanton, CA.

Celera Genomics Group

The Celera Genomics group intends to advance its most promising small molecule compounds, such as tryptase inhibitors for asthma and allergic rhinitis and its Factor VIIa inhibitors for anticoagulation, into clinical development. The Celera Genomics group anticipates that at least one of its compounds, most likely one of its partnered compounds, could enter clinical trials during calendar 2003. In addition, the Celera Genomics group plans to initiate at least one new preclinical development program and to make significant progress in building its development organization to support these programs during the coming year. Over the next three years, the Celera Genomics group plans to shift a significant portion of its R&D spending toward preclinical and clinical development activities, and to place less emphasis on target identification.

The Celera Genomics group has obtained pilot-scale quantities of its lead asthma compound, and plans to initiate additional toxicology and safety evaluations during the third quarter of fiscal 2003. Investigational New Drug-enabling studies with these asthma compounds are anticipated in calendar 2003, pending analysis of the data from these additional evaluations.

The financial outlook for the Celera Genomics group for fiscal 2003 is as follows:

The Celera Genomics group's cash use during fiscal year 2003 is expected to be between $75 and $85 million, reflecting reductions in SG&A expenses and increased operating income due to the online marketing and distribution agreement with the Applied Biosystems group, and including the Celera Genomics group's portion of the funding for the Celera Diagnostics joint venture. This outlook excludes the conversion of $17 million of short-term investments to long-term investments.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


The Celera Genomics group anticipates R&D expenses during fiscal year 2003 to be in the range of $130 to $140 million, including approximately $10 million for its share of the Applera Genomics Initiative. A larger portion of R&D expenses should support development activities as the year progresses. SG&A expenses are expected to be between $30 and $35 million. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be approximately $50 to $60 million.

The Celera Genomics group anticipates total revenues for fiscal year 2003 between $85 and $95 million, including revenues from CDS subscriptions and from Knowledge Business royalties, of between $75 and $80 million.

Celera Diagnostics

For fiscal 2003, Celera Diagnostics continues to anticipate end-user sales, including those from its alliance with Abbott Laboratories, to be in the range of $18 to $22 million. This outlook assumes continued demand growth, both for new products and from higher sales of existing products. For fiscal 2003, Celera Diagnostics anticipates pretax losses of $50 to $60 million and net cash use in the range of $55 to $65 million, including capital spending of approximately $10 million.

During calendar 2003, Celera Diagnostics anticipates it will launch several new products, including analyte specific reagents (ASRs) for hepatitis viral load and genotyping. In addition, Celera Diagnostics plans to commercialize new ASRs for additional diseases, contingent upon success in its disease association studies.

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

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued


Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $612.6 million as of December 31, 2002, and expects that it will continue to incur additional net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in its therapeutics business and the Applera Genomics Initiative, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. As an early stage business, the Celera Genomics group faces significant challenges in expanding its operations into the therapeutics research and development business. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The Celera Genomics group has entered into an exclusive arrangement with the Applied Biosystems group to distribute the Celera Discovery System and related information as part of the Applied Biosystems group's new Knowledge Business, and the revenue that the Celera Genomics group receives from the Applied Biosystems group will depend heavily on the Applied Biosystems group's ability to market and distribute its Knowledge Business products. Effective April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System and the Celera Genomics group's related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement. The Celera Genomics group expects that the Applied Biosystems group will integrate the Celera Discovery System and the related information into a new Knowledge Business that combines current Applied Biosystems assay, human identification and forensics, and cell biology products with new biological information content and analytical tools.

Under the terms of the agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales, if any, of certain Knowledge Business products after July 1, 2002. The amount of any royalty paid to the Celera Genomics group depends on the Applied Biosystems group's ability to successfully commercialize Knowledge Business products subject to the royalty. The Knowledge Business is an emerging business, and the Applied Biosystems group has not proven its ability to successfully commercialize these products. The Celera Genomics group believes that in order for the Knowledge Business to be successful, the Applied Biosystems group may have to devote a significant amount of its resources to researching, developing, marketing, and distributing Knowledge Business products and services. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group's use of its resources, including for products subject to the Celera Genomics group's royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

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

Electricity shortages and earthquakes could disrupt operations in California. The Celera Genomics group has research and development facilities in South San Francisco, California. In 2001, the State of California experienced a statewide electricity shortage due to a variety of factors. Although some of the factors causing this shortage have been eliminated or mitigated, there are ongoing concerns about the availability of electricity in California, particularly during peak usage periods. Blackouts in South San Francisco, even of modest duration, could impair or cause a temporary suspension of the group's South San Francisco operations. Power disruptions of an extended duration or high frequency could have a material adverse effect on operating results. In addition, South San Francisco is located near major California earthquake faults. The ultimate impact of earthquakes on the Celera Genomics group, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

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

Factors Relating to Celera Diagnostics, a Joint Venture between the Applied Biosystems Group and the Celera Genomics Group

Celera Diagnostics' ability to develop and commercialize proprietary diagnostic products is unproven. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic products. It is possible that Celera Diagnostics' discovery and development efforts will not result in any commercial products or services. In particular, Celera Diagnostics and its collaborators are seeking to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date.

Diagnostic product candidates may never result in a commercialized product. Most of Celera Diagnostics' potential diagnostic products are in various stages of research and development and will require significant additional research and development efforts by Celera Diagnostics or its collaborators before they can be marketed. These efforts include extensive clinical testing and may require lengthy regulatory review and clearance or approval by the United States Food and Drug Administration and comparable agencies in other countries. Celera Diagnostics' development of new diagnostic products is highly uncertain and subject to a number of significant risks. Diagnostic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

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

Even if Celera Diagnostics obtains regulatory clearance or approval, it will be subject to certain risks and uncertainties relating to regulatory compliance, including: post-clearance or approval clinical studies and inability to meet the compliance requirements of the United States Food and Drug Administration's Quality System Regulations. In addition, the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of clearance or approval, or could require reformulation of a diagnostic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Diagnostics from generating revenues from the sale of that diagnostic product.

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

Celera Diagnostics' facilities are subject, on an ongoing basis, to the United States Food and Drug Administration's Quality System Regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices and the State of California

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Department of Health Services Food and Drug Branch requirements. Celera Diagnostics may encounter difficulties expanding Celera Diagnostics' manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

Celera Diagnostics has relocated most of its manufacturing operations to a new facility in Alameda, California, though it has maintained a limited but key component of its manufacturing operations at an Applied Biosystems group facility. Celera Diagnostics expects to operate its manufacturing out of these facilities for the foreseeable future, and it does not have alternative production plans in place or alternative facilities available should its existing manufacturing facilities cease to function. Accordingly, Celera Diagnostics' business could be adversely affected by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders on a timely basis.

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

Electricity shortages and earthquakes could disrupt operations in California. The headquarters and principal operations of Celera Diagnostics are located in Alameda, California, and Celera Diagnostics has manufacturing facilities in Foster City, California. In 2001, the State of California experienced a statewide electricity shortage due to a variety of factors. Although some of the factors causing this shortage have been eliminated or mitigated, there are ongoing concerns about the availability of electricity in California, particularly during peak usage periods. Blackouts in Alameda or Foster City, even of modest duration, could impair or cause a temporary suspension of Celera Diagnostics' operations, including the manufacturing and shipment of new products. Power disruptions of an extended duration or high frequency could have a material adverse effect on operating results. In addition, Alameda and Foster City are located near major California earthquake faults. The ultimate impact of earthquakes on Celera Diagnostics, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on October 17, 2002. At that meeting, the stockholders of the Company elected all of the nominees for director and approved all other proposals submitted by the Company to stockholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 4, 2002. The results of the voting of the stockholders with respect to these matters is set forth below.

   I. Election of Directors.

                                   Total Vote For Each    Total Vote Withheld
                                          Director         From Each Director
                                    -------------------    ------------------

   Richard H. Ayers                     201,176,956            18,075,045
   Jean-Luc Belingard                   203,232,993            16,019,008
   Robert H. Hayes                      201,178,661            18,073,340
   Arnold J. Levine                     203,204,123            16,047,878
   Theodore E. Martin                   201,229,290            18,022,711
   Georges C. St. Laurent, Jr.          203,192,427            16,059,574
   Carolyn W. Slayman                   203,228,298            16,023,703
   Orin R. Smith                        203,163,566            16,088,435
   James R. Tobin                       201,252,408            17,999,593
   Tony L. White                        217,039,522             2,212,479


   II. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2003.

              FOR                 AGAINST              ABSTAIN
              ---                 -------              -------

          196,141,583            22,104,536            1,005,882


   III. Approval of amendments to the Applera Corporation 1999 Employee Stock Purchase Plan.

              FOR                 AGAINST              ABSTAIN
              ---                 -------              -------

          211,996,454             4,028,993            3,226,554


    IV. Approval of an amendment to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

              FOR                 AGAINST              ABSTAIN
              ---                 -------              -------

          130,989,170            84,716,835            3,545,996

    V. Approval of an amendment to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

              FOR                 AGAINST              ABSTAIN
              ---                 -------              -------

          133,165,620            82,510,687            3,575,694


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

       99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

          (1) Current Report on Form 8-K dated October 2, 2002, to incorporate under Item 9 thereof the text of the Company's press release issued October 4, 2002, regarding an unfavorable jury verdict relating to discontinued operations.

          (2) Current Report on Form 8-K dated December 17, 2002, to incorporate under Item 9 thereof: (i) the text of the Company's press release issued December 10, 2002, in which it announced a meeting with the investment community on December 17, 2002, to discuss the Company's Celera Genomics Group and Celera Diagnostics, a joint venture between the Company's Applied Biosystems and Celera Genomics groups; (ii) the text of the presentations proposed to be made by the Company at such meeting; and (iii) the text of the Company's press release issued December 17, 2002, with respect to certain matters expected to be discussed at such meeting.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                APPLERA CORPORATION



                                By:       /s/ Dennis L. Winger
                                    ----------------------------------
                                      Dennis L. Winger
                                      Senior Vice President and
                                      Chief Financial Officer



                                By:       /s/ Vikram Jog
                                    ----------------------------------
                                      Vikram Jog
                                      Corporate Controller
                                      Chief Accounting Officer


Dated:  February 14, 2003

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

     Date:  February 14, 2003

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


     Date:  February 14, 2003

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