Form 10-Q
period 2003-03-31
APPLERA CORP
filed 2003-05-14
CIK 77551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

                                 Yes x No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes x No ____

As of the close of business on May 9, 2003, there were 208,965,952 shares of Applera Corporation - Applied Biosystems Group Common Stock and 72,026,950 shares of Applera Corporation - Celera Genomics Group Common Stock outstanding.

                              APPLERA CORPORATION
                                     INDEX

Part I.  Financial Information                                                                           Page
Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended March 31, 2002 and 2003                                       1

             Condensed Consolidated Statements of Financial Position at
                  June 30, 2002 and March 31, 2003                                                          2

             Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2002 and 2003                                                 3

             Notes to Unaudited Condensed Consolidated Financial Statements                              4-26

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

             Discussion of Applera Corporation                                                          27-37

             Discussion of Applied Biosystems Group                                                     38-45

             Discussion of Celera Genomics Group                                                        46-50

             Discussion of Celera Diagnostics                                                           51-52

             Recently Issued Accounting Standards                                                          52

             Outlook                                                                                    53-54

             Forward-Looking Statements                                                                 54-76

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        77

Item 4.  Controls and Procedures                                                                           77

Part II. Other Information                                                                                 78

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              APPLERA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
             (Dollar amounts in thousands except per share amounts)

                                               Three Months Ended            Nine Months Ended
                                                    March 31,                     March 31,
                                           --------------------------    --------------------------
                                               2002           2003           2002           2003
                                           -----------    -----------    -----------    -----------
Net Revenues                               $   434,437    $   431,006    $ 1,259,457    $ 1,321,356
Cost of sales                                  202,951        206,123        595,777        631,343
                                           -----------    -----------    -----------    -----------
Gross Margin                                   231,486        224,883        663,680        690,013
Selling, general and administrative            108,582        105,345        325,011        324,872
Research, development and engineering          103,638         96,963        276,607        303,539
Amortization of intangible assets                2,636            725          4,742          5,148
Other special charges                           22,959                        22,959         24,313
Acquired research and development                                            101,181
                                           -----------    -----------    -----------    -----------
Operating Income (Loss)                         (6,329)        21,850        (66,820)        32,141
Loss on investments, net                          (350)        (2,147)          (350)        (2,420)
Interest expense                                  (500)          (211)        (1,128)          (614)
Interest income                                  9,797          7,156         36,123         23,620
Other income (expense), net                     (3,516)       (13,392)        (5,244)       (12,457)
                                           -----------    -----------    -----------    -----------
Income (Loss) Before Income Taxes                 (898)        13,256        (37,419)        40,270
Provision (benefit) for income taxes             1,959           (329)         9,886          1,196
                                           -----------    -----------    -----------    -----------
Income (Loss) From Continuing Operations        (2,857)        13,585        (47,305)        39,074
Loss from discontinued operations,
    net of income taxes                                                                     (16,400)
                                           -----------    -----------    -----------    -----------
Net Income (Loss)                          $    (2,857)   $    13,585    $   (47,305)   $    22,674
                                           ===========    ===========    ===========    ===========

Applied Biosystems Group (see Note 5)
   Income From Continuing Operations       $    49,111    $    40,123    $   130,341    $   103,532
      Basic per share                      $      0.23    $      0.19    $      0.62    $      0.50
      Diluted per share                    $      0.23    $      0.19    $      0.60    $      0.49

   Loss From Discontinued Operations       $      --      $      --      $      --      $   (16,400)
      Basic and diluted per share          $      --      $      --      $      --      $     (0.08)

   Net Income                              $    49,111    $    40,123    $   130,341    $    87,132
      Basic per share                      $      0.23    $      0.19    $      0.62    $      0.42
      Diluted per share                    $      0.23    $      0.19    $      0.60    $      0.41

   Dividends per share                     $    0.0425    $    0.0850    $    0.1275    $    0.1700

Celera Genomics Group (see Note 5)
   Net Loss                                $   (49,496)   $   (26,743)   $  (182,998)   $   (62,516)
      Basic and diluted per share          $     (0.72)   $     (0.37)   $     (2.82)   $     (0.88)


     See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

                              APPLERA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (Dollar amounts in thousands)

                                                         At June 30,   At March 31,
                                                            2002           2003
                                                         -----------   ------------
                                                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents                              $   470,218    $   542,126
  Short-term investments                                     889,685        803,439
  Accounts receivable, net                                   406,244        386,559
  Inventories, net                                           146,804        154,153
  Prepaid expenses and other current assets                   99,547         85,279
                                                         -----------    -----------
Total current assets                                       2,012,498      1,971,556
Property, plant and equipment, net                           488,744        519,515
Other long-term assets                                       574,157        608,781
                                                         -----------    -----------
Total Assets                                             $ 3,075,399    $ 3,099,852
                                                         ===========    ===========

Liabilities And Stockholders' Equity
Current liabilities
  Loans payable                                          $       299    $      --
  Accounts payable                                           168,218        154,030
  Accrued salaries and wages                                  82,165         77,480
  Accrued taxes on income                                    101,209         92,360
  Other accrued expenses                                     275,348        288,969
                                                         -----------    -----------
Total current liabilities                                    627,239        612,839
Long-term debt                                                17,983         17,321
Other long-term liabilities                                  205,234        224,175
                                                         -----------    -----------
Total Liabilities                                            850,456        854,335

Stockholders' Equity
  Capital stock
        Applera Corporation - Applied Biosystems Group         2,128          2,128
        Applera Corporation - Celera Genomics Group              710            720
  Capital in excess of par value                           2,086,929      2,099,470
  Retained earnings                                          292,690        277,407
  Accumulated other comprehensive loss                       (91,574)       (63,326)
  Treasury stock, at cost                                    (65,940)       (70,882)
                                                         -----------    -----------
Total Stockholders' Equity                                 2,224,943      2,245,517
                                                         -----------    -----------
Total Liabilities And Stockholders' Equity               $ 3,075,399    $ 3,099,852
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

                              APPLERA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                         (Dollar amounts in thousands)

                                                                Nine months ended
                                                                    March 31,
                                                              ----------------------
                                                                2002         2003
                                                              ---------    ---------
Operating Activities Of Continuing Operations
Income (loss) from continuing operations                      $ (47,305)   $  39,074
Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by operating activities:
    Depreciation and amortization                                84,422      105,639
    Asset impairments                                            15,563       10,017
    Provisions for excess lease space, office closures
       and severance costs                                       10,311       23,744
    Long-term compensation programs                               5,522        4,524
    (Gain) loss on sale of assets                                   (51)       1,330
    Deferred income taxes                                       (29,049)     (55,067)
    Loss from equity method investees                             4,027       19,171
    Acquired research and development                           101,181
Changes in operating assets and liabilities:
    Accounts receivable                                          16,583       28,717
    Inventories                                                   6,240      (10,725)
    Prepaid expenses and other assets                           (49,423)      (9,476)
    Accounts payable and other liabilities                        4,374      (43,994)
                                                              ---------    ---------
Net Cash Provided By Operating Activities
  Of Continuing Operations                                      122,395      112,954
                                                              ---------    ---------
Investing Activities Of Continuing Operations
Additions to property, plant and equipment, net                 (78,005)    (109,299)
(Purchases) proceeds from short-term investments, net           (15,215)      86,725
Purchases of long-term investments                                           (16,834)
Acquisitions and other investments, net                         (41,314)        (105)
Proceeds from the sale of assets, net                             5,228        6,579
                                                              ---------    ---------
Net Cash Used By Investing Activities
  Of Continuing Operations                                     (129,306)     (32,934)
                                                              ---------    ---------
Net Cash Used By Operating Activities
  Of Discontinued Operations                                     (2,230)      (2,526)
                                                              ---------    ---------
Financing Activities
Net change in loans payable                                     (14,520)        (290)
Principal payments on long-term debt                            (38,973)
Dividends                                                       (26,984)     (26,691)
Purchases of common stock for treasury                             (941)     (19,779)
Proceeds from stock issued for stock plans                       36,597       27,507
                                                              ---------    ---------
Net Cash Used By Financing Activities                           (44,821)     (19,253)
                                                              ---------    ---------
Effect Of Exchange Rate Changes On Cash                           7,078       13,667
                                                              ---------    ---------
Net Change In Cash And Cash Equivalents                         (46,884)      71,908
Cash And Cash Equivalents Beginning Of Period                   608,535      470,218
                                                              ---------    ---------
Cash And Cash Equivalents End Of Period                       $ 561,651    $ 542,126
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

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Condensed Consolidated Financial Statements

We prepare our unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and judgment. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, revenues, costs and expenses and contingent assets and liabilities. We have reclassified certain amounts in the condensed consolidated financial statements for comparative purposes.

We consistently applied the accounting policies described in our 2002 Annual Report to Stockholders in preparing these unaudited interim financial statements. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements certain notes and other information included in our 2002 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2002 Annual Report to Stockholders.

The results for the interim periods are not necessarily indicative of trends or future financial results.

Note 2 - Stock-Based Compensation

On January 1, 2003, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent and frequent disclosures about the effects of stock-based compensation.

We continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock-based compensation. In accordance with APB Opinion No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock over the exercise price of the stock options at the grant date of the award. Generally, the exercise price of stock options granted to employees equals the fair market value of our stock prices at the date of grant; therefore, no compensation expense is recorded.

We determined pro forma net income and earnings per share information for employee stock plans under the fair value method of SFAS No. 123. The fair value of the options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended March 31:

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                            2002          2003
====================================================================
Applied Biosystems Group
Dividend yield                                  .92%          1.07%
Volatility                                    77.85%         72.03%
Risk-free interest rate                        3.58%          3.01%
Expected option life in years                      4              5
--------------------------------------------------------------------
Celera Genomics Group
Dividend yield                                  -- %           -- %
Volatility                                   101.17%         96.88%
Risk-free interest rate                        3.71%          3.03%
Expected option life in years                    3.5              4
====================================================================

The pro forma information for the three months ended March 31 is presented below:

                                                                 Applied Biosystems     Celera Genomics
                                                                       Group                 Group
-----------------------------------------------------------------------------------------------------------
(Dollar amounts in millions, except per share amounts)            2002       2003       2002        2003
===========================================================================================================
Income (loss) from continuing operations, as reported           $   49.1   $   40.1   $  (49.5)   $  (26.7)
Add:     Stock-based employee compensation expense
         included in reported income (loss) from continuing
         operations, net of tax                                      0.8        0.4        0.2         0.2

Deduct:  Stock-based employee compensation expense
         determined under fair value based method, net of tax       26.2       27.5        8.4         6.8
-----------------------------------------------------------------------------------------------------------
Pro forma income (loss) from continuing operations              $   23.7   $   13.0   $  (57.7)   $  (33.3)
===========================================================================================================

Earnings (loss) per share from continuing operations
         Basic - as reported                                    $   0.23   $   0.19   $  (0.72)   $  (0.37)
         Basic - pro forma                                      $   0.11   $   0.06   $  (0.84)   $  (0.46)

         Diluted - as reported                                  $   0.23   $   0.19   $  (0.72)   $  (0.37)
         Diluted - pro forma                                    $   0.11   $   0.06   $  (0.84)   $  (0.46)
===========================================================================================================

                                                                Applera Corporation
-----------------------------------------------------------------------------------
(Dollar amounts in millions)                                      2002       2003
===================================================================================
Income (loss) from continuing operations, as reported           $  (2.9)   $  13.6
Add:     Stock-based employee compensation expense
         included in reported income (loss) from continuing
         operations, net of tax                                     1.0        0.6

Deduct:  Stock-based employee compensation expense
         determined under fair value based method, net of tax      34.6       34.3
-----------------------------------------------------------------------------------
Pro forma loss from continuing operations                       $ (36.5)   $ (20.1)
===================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The pro forma information for the nine months ended March 31 is presented below:

                                                                 Applied Biosystems     Celera Genomics
                                                                       Group                 Group
-----------------------------------------------------------------------------------------------------------
(Dollar amounts in millions, except per share amounts)            2002       2003       2002        2003
===========================================================================================================
Income (loss) from continuing operations, as reported           $  130.3   $  103.5   $ (183.0)   $  (62.5)
Add:     Stock-based employee compensation expense
         included in reported income (loss) from continuing
         operations, net of tax                                      2.6        1.9        0.7         0.7

Deduct:  Stock-based employee compensation expense
         determined under fair value based method, net of tax       78.6       87.0       24.5        23.0
-----------------------------------------------------------------------------------------------------------
Pro forma income (loss) from continuing operations              $   54.3   $   18.4   $ (206.8)   $  (84.8)
===========================================================================================================

Earnings (loss) per share from continuing operations
         Basic - as reported                                    $   0.62   $   0.50   $  (2.82)   $  (0.88)
         Basic - pro forma                                      $   0.25   $   0.09   $  (3.19)   $  (1.19)

         Diluted - as reported                                  $   0.60   $   0.49   $  (2.82)   $  (0.88)
         Diluted - pro forma                                    $   0.25   $   0.09   $  (3.19)   $  (1.19)
===========================================================================================================

                                                                Applera Corporation
-----------------------------------------------------------------------------------
(Dollar amounts in millions)                                      2002       2003
===================================================================================
Income (loss) from continuing operations, as reported           $ (47.3)   $  39.1
Add:     Stock-based employee compensation expense
         included in reported income (loss) from continuing
         operations, net of tax                                     3.3        2.6

Deduct:  Stock-based employee compensation expense
         determined under fair value based method, net of tax     103.1      110.0
-----------------------------------------------------------------------------------
Pro forma loss from continuing operations                       $(147.1)   $ (68.3)
===================================================================================

Note 3 - Special Charges

During the second quarter of fiscal 2003, the Applied Biosystems group recorded pre-tax charges totaling $33.8 million for organization-wide cost reductions in response to uncertain economic conditions as well as its overall long-term strategy to return research and development investment to more traditional levels, following completion of the research phase of the Applera Genomics Initiative. The Applera Genomics Initiative includes the resequencing of genes and regulatory regions at the Celera Genomics group, validation of single nucleotide polymorphisms at the Applied Biosystems group, and disease gene association studies at Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. The economic uncertainties included delays in appropriations for the National Institutes of Health for the current federal government fiscal year and uncertainty about funding levels in Japan and parts of Europe as well as within the pharmaceutical industry. The Applied Biosystems group recorded $24.3 million in other special charges comprised of $22.9 million for severance and benefits costs and $1.4 million for office closures. The Applied Biosystems group also recorded $9.5 million for the impairment of assets in cost of sales.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The severance and benefits charge related to the termination of approximately 400 employees worldwide. Positions are being eliminated mainly in the U.S. and Europe and primarily within the areas of research, manufacturing, sales, marketing and administration. The workforce reduction commenced in January 2003. The asset impairment charges resulted primarily from uncertainties surrounding the commercial introduction of products based on a collaboration with Illumina, Inc. and from a revised focus on products designed to offer the most efficient and newest technology with long-term earnings growth potential. The charge for office closures was primarily for one-time payments to terminate the leases of excess facilities and to write off the fixed assets and leasehold improvements related to these facilities.

The following table details the major components of the special charges:

                                 Employee-
                                   Related         Asset      Office
(Dollar amounts in millions)       Charges    Impairment    Closures      Total
================================================================================
Total charges                        $22.9          $9.5       $ 1.4      $33.8
Cash payments                         11.2                       0.2       11.4
Non-cash charges                                     9.5         0.5       10.0
--------------------------------------------------------------------------------
Balance at March 31, 2003            $11.7          $ --       $ 0.7      $12.4
================================================================================

Approximately 300 employees had been terminated as of March 31, 2003. The termination of the remaining employees and the cash expenditures relating to the workforce reductions and office closures are expected to be substantially complete by the end of calendar year 2003, and will be funded primarily by cash provided by operating activities.

The Celera Genomics group recorded a restructuring charge of $2.8 million during the fourth quarter of fiscal 2002 for severance costs associated with the termination of 132 employees primarily within the areas of DNA sequencing, data management and analysis support, sales, and general administration. All actions under this plan were taken as of June 30, 2002, and all cash payments were made by March 31, 2003.

Note 4 - Comprehensive Gain (Loss)

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive gain (loss) for the three and nine months ended March 31 was as follows:

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                             Three months ended     Nine months ended
                                                  March 31,             March 31,
--------------------------------------------------------------------------------------
(Dollar amounts in millions)                   2002       2003       2002       2003
======================================================================================
Net income (loss)                            $  (2.9)   $  13.6    $ (47.3)   $  22.7
Other comprehensive gain (loss):
  Net unrealized losses on investments         (12.0)      (0.4)     (23.7)      (6.5)
  Net unrealized losses on investments
     reclassified into earnings                             0.9                   0.8
  Net unrealized gains (losses) on hedge
     contracts                                   2.6       (4.1)       4.7       (3.3)
  Net unrealized (gains) losses on hedge
    contracts reclassified into earnings        (4.9)       9.1      (10.3)      17.3
  Foreign currency translation adjustments      (4.6)       6.2        1.2       19.9
--------------------------------------------------------------------------------------
Other comprehensive gain (loss)                (18.9)      11.7      (28.1)      28.2
--------------------------------------------------------------------------------------
Comprehensive gain (loss)                    $ (21.8)   $  25.3    $ (75.4)   $  50.9
======================================================================================

Note 5 - Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings
(loss) per share from continuing operations for the three months ended March 31:

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                                      Applied Biosystems      Celera Genomics
                                                            Group                  Group
------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)        2002       2003       2002        2003
================================================================================================
Weighted average number of common shares
  used in the calculation of basic earnings
  (loss) per share                                    212,289    209,068     68,406      71,676

Common stock equivalents                                4,915      1,297
------------------------------------------------------------------------------------------------
Shares used in the calculation of diluted
  earnings (loss) per share                           217,204    210,365     68,406      71,676
================================================================================================
Income (loss) from continuing operations used
  in the calculation of earnings (loss) per share
  from continuing operations                         $ 49,111   $ 40,123   $(49,496)   $(26,743)

Income (loss) per share from continuing operations
    Basic and diluted                                $   0.23   $   0.19   $  (0.72)   $  (0.37)
================================================================================================

The following table presents a reconciliation of basic and diluted earnings
(loss) per share from continuing operations for the nine months ended March 31:

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                                      Applied Biosystems         Celera Genomics
                                                            Group                     Group
----------------------------------------------------------------------------------------------------
(Amounts in thousands except per share amounts)        2002        2003         2002        2003
====================================================================================================
Weighted average number of common shares
  used in the calculation of basic earnings
  (loss) per share                                     211,802     208,993      64,987       71,395

Common stock equivalents                                 4,395       1,314
----------------------------------------------------------------------------------------------------

Shares used in the calculation of diluted
  earnings (loss) per share                            216,197     210,307      64,987       71,395
====================================================================================================

Income (loss) from continuing operations used
  in the calculation of earnings (loss) per share
  from continuing operations                         $ 130,341   $ 103,532   $(182,998)   $ (62,516)

Income (loss) per share from continuing operations
    Basic                                            $    0.62   $    0.50   $   (2.82)   $   (0.88)
    Diluted                                          $    0.60   $    0.49   $   (2.82)   $   (0.88)
====================================================================================================

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation - Celera Genomics Group Common Stock ("Applera - Celera stock") were excluded in the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations.

                                                        Three months ended         Nine months ended
                                                             March 31,                 March 31,
-----------------------------------------------------------------------------------------------------
(Shares in millions)                                    2002          2003        2002          2003
=====================================================================================================
Applera Corporation - Applied Biosystems Group          14.0          27.3        10.1          26.4
  Common Stock
Applera - Celera Stock                                  13.4          12.9        13.4          12.9
=====================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Note 6 - Inventories

Inventories included the following components:

                               June 30,  March 31,
(Dollar amounts in millions)     2002       2003
==================================================
Raw materials and supplies     $  71.3    $  59.3
Work-in-process                   11.1        6.7
Finished products                 64.4       88.2
--------------------------------------------------
Total inventories              $ 146.8    $ 154.2
==================================================

Note 7 - Goodwill And Intangible Assets

The following table presents our intangible assets subject to amortization:

                                     June 30, 2002            March 31, 2003
---------------------------------------------------------------------------------
                                 Gross                     Gross
                                Carrying   Accumulated    Carrying   Accumulated
(Dollar amounts in millions)     Amount    Amortization    Amount    Amortization
=================================================================================
Patents                         $  44.7      $  16.4      $  44.7      $  20.1
Acquired technology                54.6         20.3         55.4         28.3
Favorable operating leases         11.6          1.8         11.6          4.0
---------------------------------------------------------------------------------
Total                           $ 110.9      $  38.5      $ 111.7      $  52.4
=================================================================================

Aggregate amortization expense through March 31 was as follows:

                                                        March 31,
------------------------------------------------------------------------
(Dollar amounts in millions)                      2002            2003
========================================================================
Three months ended                              $   5.5         $   3.7
Nine months ended                               $  11.3            13.9
========================================================================

The amortization expense in fiscal 2003 included the amortization of intangible assets acquired as part of the acquisition of Axys Pharmaceuticals, Inc. and Boston Probes, Inc. in November of fiscal 2002. The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets and Celera Diagnostics records amortization expense in cost of sales. At March 31, 2003, we expected annual amortization expense of our intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                   Applied          Celera
                                  Biosystems       Genomics         Celera
(Dollar amounts in millions)        Group            Group        Diagnostics     Consolidated
==============================================================================================
2003                                $ 9.5            $ 5.9           $ 2.0           $ 17.4
2004                                  9.0              2.9             2.1             14.0
2005                                  8.7              2.9             2.1             13.7
2006                                  8.6              1.1             2.1             11.8
2007                                  7.7                              1.9              9.6
==============================================================================================

The carrying amount of goodwill at March 31, 2003 was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 8 - Patent Litigation

In October 2002, we received an adverse jury verdict in connection with a patent lawsuit between TA Instruments, Inc., a subsidiary of Waters Corporation, and The Perkin-Elmer Corporation relating to thermal analysis products. The Applied Biosystems group is involved as the successor to The Perkin-Elmer Corporation, having sold the thermal instruments product line as part of the sale of its Analytical Instruments division to EG&G, Inc. (now named PerkinElmer, Inc.) in 1999. We retained liability with respect to the litigation, which has gone through several stages since it was initiated in 1995.

The jury awarded TA Instruments $13.3 million based on lost sales, price erosion, and reasonable royalties. This award is subject to entry of a final order by the court, where interest and additional damages may be added. We recorded a charge of $16.4 million, net of income taxes, as part of discontinued operations in the quarter ended September 30, 2002. However, we intend to appeal the judgment.

Note 9 - Supplemental Cash Flow Information

Significant non-cash financing activities were as follows:

                                                             Nine months ended
                                                                 March 31,
--------------------------------------------------------------------------------
 (Dollar amounts in millions)                                2002         2003
================================================================================
Tax benefit related to employee stock options              $   11.6     $    1.1
Dividends declared but not paid                            $    9.0     $   17.7
Equity instruments issued in Axys acquisition              $  181.9
Debt and capital lease obligation assumed in
    Axys acquisition                                       $   39.1
================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Note 10 - Guarantees

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation under these guarantees. The disclosure provisions of FIN 45 were effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees were effective on a prospective basis for guarantees issued or modified after December 31, 2002.

The application of FIN 45 did not have an impact on our consolidated financial statements. There are three types of guarantees related to our business activities that are included in the scope of FIN 45: leases with recourse provisions; the guarantee of pension benefits for a divested business; and product warranties.

Leases

We provide lease-financing options to our customers through third party financing companies. For certain leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from such transactions upon the shipment of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2003, the financing companies' outstanding balance of lease receivables with recourse to us was $10.5 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business

As part of the divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $43.2 million at March 31, 2003, is not expected to have a material adverse effect on our consolidated financial position.

Product warranties

Warranty costs for product sales are accrued at the time of shipment based on historical experience as well as anticipated product performance. The product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

The following table provides the analysis of the warranty reserve:

(Dollar amounts in millions)
================================================================================
Balance at June 30, 2002                                               $   12.8
Accruals for warranties during the period                                  20.7
Usage of reserve during the period                                        (18.6)
Other                                                                       0.7
--------------------------------------------------------------------------------
Balance at March 31, 2003                                              $   15.6
================================================================================

Note 11 - Debt

During the second quarter of fiscal 2003, we purchased $18.1 million of non-callable U.S. government obligations to serve as collateral for the 8% senior secured convertible notes acquired as part of the acquisition of Axys. We substituted these government obligations for our shares of Discovery Partners International, Inc. ("DPI") common stock that originally collateralized the notes. The government obligations are required to be held in a trust and the proceeds from the maturation of, and interest payments on, these obligations will fund the interest and principal payments under the notes. The DPI shares were released to us during the third quarter of fiscal 2003. The government obligations, which mature over the next two fiscal years, are classified as available for sale at March 31, 2003, with $0.9 million in short-term investments, and $16.7 million in other long-term assets.

Note 12 - Contingencies

Litigation

We are involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. The following is a description of certain claims we are currently defending.

Applera and some of its officers were served in five lawsuits between April and May, 2000, purportedly on behalf of purchasers of Applera - Celera stock in our follow-on public offering of Applera - Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera - Celera stock at a public offering price of $225 per share. All of these lawsuits have been consolidated into a single case and are pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that it would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

We are involved in several litigation matters with MJ Research, Inc., commencing with our filing claims against MJ Research based on its alleged infringement of certain polymerase chain reaction, or PCR, patents. MJ Research filed an action against us in the U.S. District Court for the District of Columbia on September 21, 2000. The complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled "Automated DNA Sequencing Technique," 5,821,058, entitled "Automated DNA Sequencing Technique," 6,200,748, entitled "Tagged Extendable Primers and Extension Products," and 4,811,218, entitled "Real Time Scanning Electrophoresis Apparatus for DNA Sequencing." The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit.

Promega Corporation filed a patent infringement action against Lifecodes Corporation, Cellmark Diagnostics, Genomics International Corporation, and us in the U.S. District Court for the Western District of Wisconsin on April 24, 2001. The complaint alleges that the defendants are infringing Promega's U.S. Patent Nos. 6,221,598 and 5,843,660, both entitled "Multiplex Amplification of Short Tandem Repeat Loci," due to the defendants' sale of forensic identification and paternity testing kits. Promega is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. The defendants answered the complaint on July 9, 2001, and we asserted counterclaims alleging that Promega is infringing our U.S. Patent No. 6,200,748, entitled "Tagged Extendable Primers and Extension Products," due to Promega's sale of forensic identification and paternity testing kits.

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleges that we are infringing Beckman Coulter's U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled "Capillary Electrophoresis Using Replaceable Gels," and U.S. Patent No. 5,552,580, entitled "Heated Cover Device," although it does not identify the specific facts on which this allegation is based. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 has been reissued as U.S. Patent No. RE 37,941, entitled "Capillary Electrophoresis Using Replaceable Gels." On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. On February 10, 2003, we filed our answer to Beckman Coulter's allegations, and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter's claim are invalid, unenforceable, and not infringed. Our counterclaim also alleges that Beckman Coulter has engaged in unfair business practices against us under the California Business and Professions Code. We are seeking dismissal of Beckman Coulter's complaint, monetary damages, costs and expenses, declaratory and injunctive relief, and other relief as the court deems proper.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Henry Huang (an individual) filed an action against us and the Applied Biosystems group and the other parties described below in the U.S. District Court for the Central District of California on February 19, 2003. Mr. Huang's complaint seeks to change inventorship of the patents described below, and claims breach of contract, fraud, conversion, and unjust enrichment. The complaint relates to U.S. Patent Nos. 5,171,534, entitled "Automated DNA Sequencing Technique," 5,821,058, entitled "Automated DNA Sequencing Technique," 6,200,748, entitled "Tagged Extendable Primers and Extension Products," and 4,811,218, entitled "Real Time Scanning Electrophoresis Apparatus for DNA Sequencing." U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748 are assigned to the California Institute of Technology and licensed by the Applied Biosystems group. U.S. Patent No. 4,811,218 is assigned to the Applied Biosystems group. Also named in the complaint are the California Institute of Technology, Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham. Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, and Charles Connell are the inventors named on U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748. Michael Hunkapiller,
Charles Connell, John Lytle, William Mordan, and John Bridgham are the inventors named on U.S. Patent No. 4,811,218. The issues involved in this litigation are related to the issues in the MJ Research, Inc. litigation that was filed September 21, 2000, which is described above. Mr. Huang is alleging that he is the sole inventor on U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and
4,811,218. He is seeking to substitute himself for the named inventors on the relevant patents, and to have himself named as the sole assignee of the patents, and is also seeking monetary damages, costs, expenses, and other relief as the court deems proper.

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. The complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled "Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes." The allegedly infringing products are cystic fibrosis reagent kits sold through Celera Diagnostics, and our products that are described in the complaint as "relating to non-coding variation". Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies sought monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut dismissed all claims brought by On-Line Technologies, Inc. On-Line Technologies filed a notice of appeal on April 24, 2003.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

We have not accrued for any potential losses in the cases described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these cases. However, the outcome of litigation is inherently uncertain, and we cannot be sure that we will prevail in any of the cases described above or in our other current litigation. An adverse determination in certain of our current litigation, particularly the cases described above, could have a material adverse effect on our consolidated financial statements.

Note 13 - Subsequent Event

On March 12, 2003, the U.S. Court of Appeals for the Federal Circuit upheld the judgment of the U.S. Court of the District of Delaware ruling in favor of the Applied Biosystems group and MDS Inc. in a patent infringement lawsuit against Micromass U.K. Ltd. and its U.S. subsidiary, Micromass, Inc., both divisions of Waters Corporation. On April 15, 2003, the Applied Biosystems group received a payment of approximately $26 million that represents its share of the judgment proceeds. Accordingly, during the fourth quarter of fiscal 2003, the amount received will be recorded in other income and is expected to increase net income by approximately $17 million, net of the related tax effects.

Note 14 - Segment And Consolidating Information

Presented below is our segment and consolidating financial information, including the allocation of expenses between the segments in accordance with our allocation policies, as well as other related party transactions, such as sales of products between segments. Our board of directors determines earnings attributable to each group. This determination is generally based on net income or loss amounts of the corresponding group determined in accordance with GAAP.

See Note 14 to our consolidated financial statements included in our 2002 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated herein by reference).

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

                                                    Three Months Ended   Nine Months Ended
                                                        March 31,            March 31,
------------------------------------------------------------------------------------------
(Dollar amounts in millions)                          2002      2003      2002      2003
==========================================================================================
Applied Biosystems group
   Sales to the Celera Genomics group (1)            $   4.6   $   1.0   $  19.5   $   2.6
   Sales to Celera Diagnostics (1)                   $   0.6   $   1.3   $   1.0   $   3.3
   Nonreimbursable utilization of tax benefits (2)   $   7.2   $   7.4   $  15.7   $  23.7
   Payments for reimbursable utilization of
      tax benefits (3)                               $   5.3   $   5.4   $  12.8   $  15.2
   Funding of Celera Diagnostics (4)                 $   1.6   $   2.7   $   1.4   $   5.8
==========================================================================================
Celera Genomics group
   Revenues from royalties (5)                       $  --     $   0.5   $  --     $   1.3
   Funding of Celera Diagnostics (6)                 $  13.2   $  13.1   $  29.3   $  37.5
==========================================================================================
Celera Diagnostics
   Sales to the Applied Biosystems group (7)         $   2.5   $   0.1   $   6.0   $   3.2
==========================================================================================

(1) The Applied Biosystems group recorded net revenues from leased instruments, consumables, project materials, and contracted R&D services to the Celera Genomics group and Celera Diagnostics.

(2) The Applied Biosystems group utilized, without reimbursement, tax benefits generated by the Celera Genomics group.

(3) The Applied Biosystems group paid the Celera Genomics group for the utilization of certain tax benefits, including those associated with Celera Diagnostics.

(4) The Applied Biosystems group recorded its portion of capital expenditures and the net impact of working capital changes relating to Celera Diagnostics.

(5) The Celera Genomics group recorded net revenues for royalties generated by sales of certain products of the Knowledge Business under an online marketing and distribution agreement with the Applied Biosystems group. Pursuant to this agreement, the Applied Biosystems group became the exclusive distributor of the Celera Discovery SystemTM online platform, beginning July 1, 2002.

(6) The Celera Genomics group recorded operating losses and its portion of capital expenditures and the net impact of working capital changes relating to Celera Diagnostics.

(7) Celera Diagnostics recorded net revenues from the sale of diagnostics products to the Applied Biosystems group under a distribution agreement. On October 1, 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott Laboratories, pursuant to the profit-sharing alliance announced on June 30, 2002.

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

For the three and nine month periods ended March 31, 2002 and 2003, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the "Eliminations" column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which is included both in the "Celera Diagnostics" column and net within the "Celera Genomics group" column as "Loss from joint venture."

Consolidating Statement of Operations For the Three Months Ended March 31, 2003

                                         Applied      Celera
                                       Biosystems    Genomics      Celera
(Dollar amounts in thousands)             Group        Group     Diagnostics  Eliminations  Consolidated
========================================================================================================
Net revenues from external customers    $ 407,107    $  19,744    $   4,155    $    --       $ 431,006
Intersegment revenues                       2,330          509          138       (2,977)         --
--------------------------------------------------------------------------------------------------------
Net Revenues                              409,437       20,253        4,293       (2,977)      431,006
Cost of sales                             202,340        2,950        2,315       (1,482)      206,123
--------------------------------------------------------------------------------------------------------
Gross Margin                              207,097       17,303        1,978       (1,495)      224,883
Selling, general and administrative        84,702        6,389        2,287       11,967       105,345
Corporate allocated expenses                9,807        1,563          597      (11,967)         --
Research, development and engineering      59,973       26,923       11,708       (1,641)       96,963
Amortization of intangible assets                          725                                     725
--------------------------------------------------------------------------------------------------------
Operating Income (Loss)                    52,615      (18,297)     (12,614)         146        21,850
Loss on investments, net                   (2,086)         (61)                                 (2,147)
Interest expense                             (107)        (104)                                   (211)
Interest income                             3,218        3,938                                   7,156
Other income (expense), net                 1,323      (14,715)                                (13,392)
Loss from joint venture                                (12,614)                   12,614
--------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes          54,963      (41,853)     (12,614)      12,760        13,256
Provision (benefit) for income taxes       14,840      (15,110)                      (59)         (329)
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                       $  40,123    $ (26,743)   $ (12,614)   $  12,819     $  13,585
========================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Operations For the Nine Months Ended March 31, 2003

                                            Applied         Celera
                                           Biosystems      Genomics        Celera
(Dollar amounts in thousands)                Group           Group       Diagnostics    Eliminations  Consolidated
===================================================================================================================
Net revenues from external customers       $ 1,244,060    $    65,415    $    11,881    $      --      $ 1,321,356
Intersegment revenues                            5,960          1,339          3,236        (10,535)
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                 1,250,020         66,754         15,117        (10,535)     1,321,356
Cost of sales                                  621,376         10,075          6,901         (7,009)       631,343
-------------------------------------------------------------------------------------------------------------------
Gross Margin                                   628,644         56,679          8,216         (3,526)       690,013
Selling, general and administrative            263,157         16,784          6,774         38,157        324,872
Corporate allocated expenses                    31,172          5,162          1,823        (38,157)
Research, development and engineering          180,178         92,357         35,461         (4,457)       303,539
Amortization of intangible assets                               5,148                                        5,148
Other special charges                           24,313                                                      24,313
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                        129,824        (62,772)       (35,842)           931         32,141
Loss on investments, net                        (2,086)          (334)                                      (2,420)
Interest expense                                  (197)          (417)                                        (614)
Interest income                                  9,456         14,164                                       23,620
Other income (expense), net                      4,828        (17,285)                                     (12,457)
Loss from joint venture                                       (35,842)                       35,842
-------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes              141,825       (102,486)       (35,842)        36,773         40,270
Provision (benefit) for income taxes            38,293        (39,970)                        2,873          1,196
-------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations       103,532        (62,516)       (35,842)        33,900         39,074
Loss from discontinued operations,
  net of income taxes                          (16,400)                                                    (16,400)
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                          $    87,132    $   (62,516)   $   (35,842)   $    33,900    $    22,674
===================================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Financial Position At March 31, 2003

                                                 Applied       Celera
                                                Biosystems    Genomics     Celera
(Dollar amounts in thousands)                     Group        Group     Diagnostics  Eliminations  Consolidated
================================================================================================================
Assets
Current assets
    Cash and cash equivalents                   $  521,273   $   20,853   $     --     $     --      $  542,126
    Short-term investments                                      803,439                                 803,439
    Accounts receivable, net                       365,123       19,246        3,410       (1,220)      386,559
    Inventories, net                               144,755        2,538        7,000         (140)      154,153
    Prepaid expenses and other current assets       75,961       11,103        1,433       (3,218)       85,279
----------------------------------------------------------------------------------------------------------------
Total current assets                             1,107,112      857,179       11,843       (4,578)    1,971,556
Property, plant and equipment, net                 397,179      110,403       12,571         (638)      519,515
Other long-term assets                             439,824      183,159        9,185      (23,387)      608,781
----------------------------------------------------------------------------------------------------------------
Total Assets                                    $1,944,115   $1,150,741   $   33,599   $  (28,603)   $3,099,852
================================================================================================================

Liabilities And Stockholders' Equity
Current liabilities
    Accounts payable                            $  144,175   $    6,783   $    7,149   $   (4,077)   $  154,030
    Accrued salaries and wages                      62,647       11,291        3,542                     77,480
    Accrued taxes on income                         80,252       12,108                                  92,360
    Other accrued expenses                         233,646       54,226        1,458         (361)      288,969
----------------------------------------------------------------------------------------------------------------
Total current liabilities                          520,720       84,408       12,149       (4,438)      612,839
Long-term debt                                                   17,321                                  17,321
Other long-term liabilities                        198,740       25,302          133                    224,175
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                  719,460      127,031       12,282       (4,438)      854,335

Total Stockholders' Equity                       1,224,655    1,023,710       21,317      (24,165)    2,245,517
----------------------------------------------------------------------------------------------------------------
Total Liabilities And Stockholders' Equity      $1,944,115   $1,150,741   $   33,599   $  (28,603)   $3,099,852
================================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended March 31, 2003

                                                              Applied       Celera
                                                             Biosystems    Genomics     Celera
(Dollar amounts in thousands)                                  Group         Group    Diagnostics  Eliminations  Consolidated
=============================================================================================================================
Operating Activities Of Continuing Operations
Income (loss) from continuing operations                     $ 103,532    $ (62,516)   $ (35,842)   $  33,900     $  39,074
Adjustments to reconcile income (loss) from
   continuing operations to net cash provided (used)
   by operating activities:
    Depreciation and amortization                               74,247       28,171        4,145         (924)      105,639
    Asset impairments                                           10,017                                               10,017
    Provisions for office closures and severance costs          23,744                                               23,744
    Long-term compensation programs                              3,179        1,345                                   4,524
    Loss on sale of assets                                         996          334                                   1,330
    Deferred income taxes                                      (52,239)      (5,367)                    2,539       (55,067)
    Loss from joint venture and equity method investees                      55,013                   (35,842)       19,171
    Nonreimbursable utilization of intergroup tax benefits      23,655      (23,655)
Changes in operating assets and liabilities:
  Accounts receivable                                           20,284       10,704       (3,233)         962        28,717
  Inventories                                                   (5,255)        (678)      (4,785)          (7)      (10,725)
  Prepaid expenses and other assets                             (9,473)      (1,694)      (1,469)       3,160        (9,476)
  Accounts payable and other liabilities                       (19,235)     (25,258)       4,287       (3,788)      (43,994)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities
   Of Continuing Operations                                    173,452      (23,601)     (36,897)                   112,954
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities Of Continuing Operations
Additions to property, plant and equipment, net                (99,292)      (4,694)      (6,431)       1,118      (109,299)
Proceeds from short-term investments, net                       29,646       57,079                                  86,725
Purchases of long-term investments                                          (16,834)                                (16,834)
Investments in joint venture and other, net                     (5,921)     (37,513)                   43,329          (105)
Proceeds from the sale of assets, net                            5,463        2,235                    (1,119)        6,579
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Investing Activities
   Of Continuing Operations                                    (70,104)         273       (6,431)      43,328       (32,934)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities
   Of Discontinued Operations                                   (2,526)                                              (2,526)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net change in loans payable                                       (290)                                                (290)
Dividends                                                      (26,691)                                             (26,691)
Net cash funding from groups                                                              43,328      (43,328)
Purchases of common stock for treasury                         (19,779)                                             (19,779)
Proceeds from stock issued for stock plans                      12,216       15,291                                  27,507
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Financing Activities               (34,544)      15,291       43,328      (43,328)      (19,253)
-----------------------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                         13,667                                               13,667
-----------------------------------------------------------------------------------------------------------------------------
Net Change In Cash And Cash Equivalents                         79,945       (8,037)                                 71,908
Cash And Cash Equivalents Beginning Of Period                  441,328       28,890                                 470,218
-----------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents End Of Period                      $ 521,273    $  20,853    $    --      $    --       $ 542,126
=============================================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Consolidating Statement of Operations For the Three Months Ended March 31, 2002

                                         Applied      Celera
                                       Biosystems    Genomics      Celera
(Dollar amounts in thousands)             Group        Group     Diagnostics  Eliminations  Consolidated
========================================================================================================
Net revenues from external customers    $ 403,831    $  30,487    $     119    $    --       $ 434,437
Intersegment revenues                       5,185                     2,528       (7,713)
--------------------------------------------------------------------------------------------------------
Net Revenues                              409,016       30,487        2,647       (7,713)      434,437
Cost of sales                             192,564       15,402        1,887       (6,902)      202,951
--------------------------------------------------------------------------------------------------------
Gross Margin                              216,452       15,085          760         (811)      231,486
Selling, general and administrative        83,589       11,693        1,499       11,801       108,582
Corporate allocated expenses                9,382        1,943          476      (11,801)
Research, development and engineering      56,666       37,629       11,138       (1,795)      103,638
Amortization of intangible assets                        2,636                                   2,636
Other special charges                                   22,959                                  22,959
--------------------------------------------------------------------------------------------------------
Operating Income (Loss)                    66,815      (61,775)     (12,353)         984        (6,329)
Loss on investments, net                     (350)                                                (350)
Interest expense                             (291)        (209)                                   (500)
Interest income                             2,992        6,805                                   9,797
Other income (expense), net                     5       (3,521)                                 (3,516)
Loss from joint venture                                (12,353)                   12,353
--------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes          69,171      (71,053)     (12,353)      13,337          (898)
Provision (benefit) for income taxes       20,060      (21,557)                    3,456         1,959
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                       $  49,111    $ (49,496)   $ (12,353)   $   9,881     $  (2,857)
========================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Operations For the Nine Months Ended March 31, 2002

                                          Applied        Celera
                                        Biosystems      Genomics        Celera
(Dollar amounts in thousands)              Group          Group       Diagnostics    Eliminations  Consolidated
================================================================================================================
Net revenues from external customers    $ 1,166,293    $    92,815    $       349    $      --      $ 1,259,457
Intersegment revenues                        20,464                         5,998        (26,462)
----------------------------------------------------------------------------------------------------------------
Net Revenues                              1,186,757         92,815          6,347        (26,462)     1,259,457
Cost of sales                               568,729         45,309          4,494        (22,755)       595,777
----------------------------------------------------------------------------------------------------------------
Gross Margin                                618,028         47,506          1,853         (3,707)       663,680
Selling, general and administrative         249,490         34,426          4,947         36,148        325,011
Corporate allocated expenses                 28,870          5,771          1,507        (36,148)
Research, development and engineering       161,649         95,982         25,616         (6,640)       276,607
Amortization of intangible assets                            4,742                                        4,742
Other special charges                                       22,959                                       22,959
Acquired research and development             2,200         98,981                                      101,181
----------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                     175,819       (215,355)       (30,217)         2,933        (66,820)
Loss on investments, net                       (350)                                                       (350)
Interest expense                               (781)          (347)                                      (1,128)
Interest income                               9,764         26,359                                       36,123
Other income (expense), net                      26         (5,270)                                      (5,244)
Loss from joint venture                                    (30,217)                       30,217
----------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes           184,478       (224,830)       (30,217)        33,150        (37,419)
Provision (benefit) for income taxes         54,137        (41,832)                       (2,419)         9,886
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                       $   130,341    $  (182,998)   $   (30,217)   $    35,569    $   (47,305)
================================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Financial Position At June 30, 2002

                                                  Applied      Celera
                                                Biosystems    Genomics     Celera
(Dollar amounts in thousands)                      Group        Group    Diagnostics  Eliminations  Consolidated
================================================================================================================
Assets
Current assets
    Cash and cash equivalents                   $  441,328   $   28,890   $     --     $     --      $  470,218
    Short-term investments                          29,653      860,032                                 889,685
    Accounts receivable, net                       376,375       29,950          177         (258)      406,244
    Inventories, net                               142,876        1,860        2,215         (147)      146,804
    Prepaid expenses and other current assets       81,759       17,082          764          (58)       99,547
----------------------------------------------------------------------------------------------------------------
Total current assets                             1,071,991      937,814        3,156         (463)    2,012,498
Property, plant and equipment, net                 354,536      127,024        8,746       (1,562)      488,744
Other long-term assets                             392,055      185,206        9,924      (13,028)      574,157
----------------------------------------------------------------------------------------------------------------
Total Assets                                    $1,818,582   $1,250,044   $   21,826   $  (15,053)   $3,075,399
================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
    Loans payable                               $      299   $     --     $     --     $     --      $      299
    Accounts payable                               152,959       12,276        3,241         (258)      168,218
    Accrued salaries and wages                      65,187       13,585        3,393                     82,165
    Accrued taxes on income                         92,972        8,237                                 101,209
    Other accrued expenses                         210,731       63,409        1,266          (58)      275,348
----------------------------------------------------------------------------------------------------------------
Total current liabilities                          522,148       97,507        7,900         (316)      627,239
Long-term debt                                                   17,983                                  17,983
Other long-term liabilities                        171,203       33,936           95                    205,234
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                  693,351      149,426        7,995         (316)      850,456
----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                       1,125,231    1,100,618       13,831      (14,737)    2,224,943
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $1,818,582   $1,250,044   $   21,826   $  (15,053)   $3,075,399
================================================================================================================

                              APPLERA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   continued

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended March 31, 2002

                                                                 Applied        Celera
                                                                Biosystems     Genomics     Celera
(Dollar amounts in thousands)                                     Group         Group     Diagnostics  Eliminations  Consolidated
=================================================================================================================================
Operating Activities Of Continuing Operations
Net income (loss)                                                $ 130,341    $(182,998)   $ (30,217)   $  35,569     $ (47,305)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                   58,357       26,791        2,198       (2,924)       84,422
    Asset impairments                                                            15,563                                  15,563
    Provision for excess lease space and severance costs                         10,311                                  10,311
    Long-term compensation programs                                  4,210        1,312                                   5,522
    Gain (loss) on sale of assets                                      350         (401)                                    (51)
    Deferred income taxes                                          (11,249)     (15,381)                   (2,419)      (29,049)
    Loss from joint venture and equity method investees                          34,244                   (30,217)        4,027
    Nonreimbursable utilization of intergroup tax benefits          15,663      (15,663)
    Acquired research and development                                2,200       98,981                                 101,181
Changes in operating assets and liabilities:
  Accounts receivable                                               19,500          666         (100)      (3,483)       16,583
  Inventories                                                        4,037          821        1,391           (9)        6,240
  Prepaid expenses and other assets                                (46,017)        (223)      (3,263)          80       (49,423)
  Accounts payable and other liabilities                             7,564      (11,733)       5,140        3,403         4,374
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities
  Of Continuing Operations                                         184,956      (37,710)     (24,851)                   122,395
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities Of Continuing Operations
Additions to property, plant and equipment, net                    (57,169)     (14,944)      (5,892)                   (78,005)
Purchases of short-term investments, net                                        (15,215)                                (15,215)
Acquisitions and investments in joint ventures and others, net     (37,993)     (34,064)                   30,743       (41,314)
Proceeds from the sale of assets, net                                5,228                                                5,228
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities
  Of Continuing Operations                                         (89,934)     (64,223)      (5,892)      30,743      (129,306)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities
  Of Discontinued Operations                                        (2,230)                                              (2,230)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net change in loans payable                                         (6,077)      (8,443)                                (14,520)
Principal payments on long-term debt                               (28,973)     (10,000)                                (38,973)
Dividends                                                          (26,984)                                             (26,984)
Net cash funding from groups                                                                  30,743      (30,743)
Purchases of common stock for treasury                                             (941)                                   (941)
Proceeds from stock issued for stock plans                          17,394       19,203                                  36,597
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Financing Activities                   (44,640)        (181)      30,743      (30,743)      (44,821)
---------------------------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                              7,078                                                7,078
---------------------------------------------------------------------------------------------------------------------------------
Net Change In Cash And Cash Equivalents                             55,230     (102,114)                                (46,884)
Cash And Cash Equivalents Beginning Of Period                      392,459      216,076                                 608,535
---------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents End Of Period                          $ 447,689    $ 113,962    $    --      $    --       $ 561,651
=================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The purpose of the following Management's Discussion and Analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing the historical operating results, financial condition and cash flows and also to convey our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2002 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods.

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

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, and to discover and develop new therapeutics. Its Celera Discovery SystemTM ("CDS") online platform, marketed exclusively through the Applied Biosystems group's Knowledge Business, is an integrated source of information based on the human genome and other biological and medical sources.

Celera Diagnostics was established in fiscal 2001 as a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. This venture is focused on the discovery, development, and commercialization of novel diagnostic products.

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

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 14 to our condensed consolidated financial statements, Segment and Consolidating Information. Management's Discussion and Analysis addresses the consolidated financial results followed by the discussions of our three segments.

The following noteworthy developments have occurred since the beginning of fiscal 2003:

Applied Biosystems Group

o In August 2002, the Applied Biosystems group announced two collaborations to develop new technologies and applications for proteomics, one with Myriad Proteomics, Inc. and the other with the Institute for Systems Biology.

o In September 2002, Applied Biosystems/MDS SCIEX Instruments, a partnership between the Applied Biosystems group and MDS Inc., introduced the QSTAR(R) XL LC/MS/MS system. This system is designed to provide improved sensitivity and resolution to proteomics researchers as well as improved sensitivity and mass accuracy to pharmaceutical drug discovery researchers.

o In October 2002, the Applied Biosystems group, as successor to The Perkin-Elmer Corporation, received an adverse jury verdict in a patent lawsuit with TA Instruments, Inc., a subsidiary of Waters Corporation, relating to thermal analysis products. Please refer to Note 8 to our condensed consolidated financial statements for more information.

o In December 2002, the Applied Biosystems group announced organization-wide cost reductions in response to uncertain economic conditions and to return long-term research and development investment to more traditional levels. Please refer to Note 3 to our condensed consolidated financial statements for more information.

o In January 2003, the Applied Biosystems group announced the SNPlex(TM) system, a reagent and software product, designed to allow researchers to conduct ultra high throughput genotyping. This genotyping product could enable production scale laboratories to analyze more than one million genotypes per instrument per day, at an expected cost as low as one cent or less per genotype.

o In March 2003, the U.S. Court of Appeals for the Federal Circuit upheld a ruling in favor of the Applied Biosystems group and MDS Inc. in a patent infringement lawsuit against Micromass U.K. Ltd. and its U.S. subsidiary Micromass, Inc., both divisions of Waters Corporation. Please refer to Note 13 to our condensed consolidated financial statements for more information.

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

o In April 2003, Steven M. Ruben, Ph.D., joined the Celera Genomics group as Vice President, Protein Therapeutics, responsible for programs to discover and validate novel targets for therapeutic antibody intervention.

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

o In December 2002, Celera Diagnostics received marketing clearance from the U.S. Food and Drug Administration for its 510(k) submission of the ViroSeq(TM) HIV-1 Genotyping System as an in vitro diagnostic product. The system is being manufactured by Celera Diagnostics and distributed by Abbott Diagnostics. In February 2003, the U.S. Food and Drug Administration granted additional marketing clearance for the ViroSeq(TM) HIV-1 Genotyping System.

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

Events Impacting Comparability

We are providing the following information on certain items that represent actions taken by us or events that occurred in the periods indicated. This information includes a description of the effect of these items on our reported earnings for the purpose of providing readers with a better understanding of our on-going operations. Users of this information should consider these items when making comparisons to past performance and assessing prospects for future results.

Acquisitions

We acquired Axys Pharmaceuticals, Inc. and Boston Probes, Inc. during the second quarter of fiscal 2002. The results of operations for these acquired businesses, which were accounted for under the purchase method of accounting, have been included in the consolidated financial statements since the date of the acquisitions. The net assets and results of operations of Axys have been allocated to the Celera Genomics group. The net assets and results of operations of Boston Probes have been allocated to the Applied Biosystems group. A discussion of these acquisitions was provided in Note 2 to our consolidated financial statements contained in our 2002 Annual Report to Stockholders.

Acquired In-Process Research and Development

During fiscal 2002, we recorded charges to write off the value of acquired in-process research and development ("IPR&D") in connection with the Axys and Boston Probes acquisitions. The Applied Biosystems group recorded a charge of $2.2 million related to Boston Probes and the Celera Genomics group recorded a charge of $99.0 million related to Axys. There was no tax benefit associated with these acquired IPR&D charges. As of the acquisition dates, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses.

The Axys projects acquired as part of the acquisition are in various stages of research and development and will require additional research and development efforts by the Celera Genomics group or its collaborators before any eventual products can be marketed, if ever. These efforts include extensive pre-clinical and clinical testing and are subject to lengthy regulatory review and approval by the U.S. Food and Drug Administration. The nature and timing of these remaining efforts are dependent on successful testing and approval of the products as well as maintaining the existing collaborative relationships and entering into new collaborative relationships. If collaboration partners terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization process could be delayed or abandoned.

Since June 30, 2002, we have taken the following actions:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

o In the second quarter of fiscal 2003, the Serm-beta research project was completed and the project is not expected to be pursued.

o In October 2002, the Celera Genomics group purchased from Bayer AG a number of pre-clinical tryptase inhibitors, including study data and a broad intellectual property estate pertaining to use of these compounds in all fields, for the treatment of asthma. These compounds were generated under a prior collaboration between Axys and Bayer. The Celera Genomics group is no longer pursuing the original lead compound acquired from Bayer but has shifted its efforts to other compounds in the tryptase program.

o        Our portion of the Cathepsin K collaboration was completed in February
         2003.

o As of April 2003, pre-clinical studies of Cathepsin F inhibitors are no longer being pursued.

During the third quarter of fiscal 2003, we continued to pursue all other acquired active projects and the pre-clinical studies for these projects are expected to continue through calendar year 2003, with the anticipation that at least one of the compounds, most likely from one of the partnered projects, could enter clinical trials during calendar year 2003.

As of March 31, 2003, the Celera Genomics group's portion of the estimated costs to complete the partnered projects is not expected to be significant. The costs to complete the proprietary projects depend on how the Celera Genomics group decides to commercialize the projects, including whether to partner the projects, and at what stage to partner. The Celera Genomics group has in the past reviewed and continues to review the proprietary pre-clinical projects, which may lead to revised prioritization, resourcing and strategy to move toward clinical trials and commercialization. As a result of these actions, actual results for some programs have varied, and for others in the future may vary, from the valuation assumptions outlined in Note 2 to our consolidated financial statements contained in our 2002 Annual Report to Stockholders.

Other Special Charges

Fiscal year 2003 charges:

During the second quarter of fiscal 2003, we recorded pre-tax charges totaling $33.8 million for organization-wide cost reductions in response to uncertain economic conditions as well as the Applied Biosystems group's overall strategy to return long-term research and development investment to more traditional levels, following the completion of the research phase of the Applera Genomics Initiative. The Applera Genomics Initiative includes the resequencing of genes and regulatory regions at the Celera Genomics group, validation of single nucleotide polymorphisms at the Applied Biosystems group, and disease gene association studies at Celera Diagnostics. The economic uncertainties included delays in appropriations for the National Institutes of Health for the current federal government fiscal year and uncertainty about funding levels in Japan and parts of Europe as well as within the pharmaceutical industry. The Applied Biosystems group recorded $24.3 million in other special charges comprised of $22.9 million for severance and benefits costs and $1.4 million for office closures. The Applied Biosystems group also recorded $9.5 million for the impairment of assets in cost of sales.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The severance and benefits charge related to the termination of approximately 400 employees worldwide. Positions are being eliminated mainly in the U.S. and Europe and primarily within the areas of research, manufacturing, sales, marketing and administration. The workforce reduction commenced in January 2003. The asset impairment charges resulted primarily from uncertainties surrounding the commercial introduction of products based on a collaboration with Illumina, Inc. and from a revised focus on products designed to offer the most efficient and newest technology with long-term earnings growth potential. The charge for office closures was primarily for one-time payments to terminate the leases of excess facilities and to write off the fixed assets and leasehold improvements related to these facilities.

The following table details the major components of the special charges:

                             Employee-
                               Related          Asset        Office
(Dollar amounts in millions)   Charges     Impairment      Closures       Total
================================================================================
Total charges                  $  22.9         $  9.5       $   1.4     $  33.8
Cash payments                     11.2                          0.2        11.4
Non-cash charges                                  9.5           0.5        10.0
--------------------------------------------------------------------------------
Balance at March 31, 2003      $  11.7         $   --       $   0.7     $  12.4
================================================================================

Approximately 300 employees had been terminated as of March 31, 2003. The termination of the remaining employees and the cash expenditures relating to the workforce reductions and office closures are expected to be substantially complete by the end of calendar year 2003, and will be funded primarily by cash provided by operating activities.

These actions are expected to make funds available for certain new research and development programs and marketing initiatives.

Fiscal year 2002 charges:
During the third quarter of fiscal 2002, the Celera Genomics group recorded a before-tax charge of $25.9 million related to Paracel, a company we acquired in fiscal 2000. This charge was comprised of $23.0 million recorded in other special charges primarily for the impairment of goodwill and other intangible assets and estimated cost of excess lease space. This charge also included $2.9 million recorded in cost of sales for impairment of Paracel inventory.

Investments

Our investment in Discovery Partners International, Inc. ("DPI") common stock, which resulted from our acquisition of Axys, is accounted for under the equity method of accounting. Based on the decline in its market capitalization, DPI re-assessed the value of its goodwill and other long-lived assets and recorded an impairment charge as a result of this evaluation. Accordingly, the Celera Genomics group recognized a non-cash charge of $15.1 million in other income (expense), net in the third quarter of fiscal 2003, representing its share of the impairment charge.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Discussion of Consolidated Operations

Results of Operations--The Three Months Ended March 31, 2003 Compared With The Three Months Ended March 31, 2002

We reported net income of $13.6 million in the third quarter of fiscal 2003 compared with a net loss of $2.9 million in the third quarter of fiscal 2002. Net income for the third quarter of fiscal 2003 included the loss from our equity interest in DPI described above, while the net loss for the third quarter of fiscal 2002 included the Paracel-related charges described above. Also impacting the increase in net income were lower R&D and SG&A expenses and a change in the effective tax rate, partially offset by lower gross margin. Please refer to the discussion on pages 38 to 52 of this quarterly report for further information on the financial results of our segments.

Our net revenues in the third quarter of fiscal 2003 decreased slightly compared with the prior year quarter. Revenues were flat at the Applied Biosystems group, due primarily to delays in government funding, both domestically and abroad, weak economic conditions, and reduced purchases by pharmaceutical customers, and decreased at the Celera Genomics group, primarily resulting from the group's decision not to pursue additional contract sequencing service business. The effects of foreign currency increased net revenues by approximately $12 million, or 3%, for the same period.

Gross margin, as a percentage of net revenues, was 52.2% for the third quarter of fiscal 2003 compared with 53.3% for the third quarter of fiscal 2002. The lower gross margin percentage in fiscal 2003 was due primarily to a change in product sales and geographic mix and an increase in lower margin service business at the Applied Biosystems group, partially offset by a decrease in the lower margin sequencing service business for the Celera Genomics group. The special charges in the third quarter of fiscal 2002 reduced gross margin by approximately one percentage point.

Our SG&A expenses, as a percentage of net revenues, decreased to 24.4% for the third quarter of fiscal 2003 compared to 25.0% for the third quarter of fiscal 2002 primarily due to a workforce reduction at the Celera Genomics group, resulting from the June 2002 restructuring of the organization, partially offset by increased staffing at Celera Diagnostics.

R&D expenses decreased by $6.6 million for the third quarter of fiscal 2003 to $97.0 million from $103.6 million for the third quarter of fiscal 2002. This decrease was primarily due to a decline in the funding of the Applera Genomics Initiative, the costs of which are shared among our three businesses, and fewer DNA sequencing programs at the Celera Genomics group resulting from the June 2002 restructuring of the organization. This decrease was partially offset by spending on: the development of new products and technologies by the Applied Biosystems group, including support for Knowledge Business initiatives; therapeutic discovery and development programs by the Celera Genomics group; and diagnostics discovery and development programs by Celera Diagnostics.

Interest income, net decreased slightly for the third quarter of fiscal 2003, primarily due to lower average interest rates as compared to the third quarter of fiscal 2002.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Other expense, net increased in the third quarter of fiscal 2003 primarily due to losses recorded for equity method investments, including the DPI charge described above, offset by benefits associated with our foreign currency risk management program and miscellaneous non-operating income. In the third quarter of fiscal 2002, other expense, net included our share of losses from equity method investments.

The change in the effective tax rate is primarily due to increased R&D and foreign tax credits, which partially offset the impact of higher forecasted taxable income, as well as the previously discussed special charges recorded in both periods. The effective income tax rate for the third quarter of fiscal 2003 included a non-cash charge related to amended returns, offset by the release of valuation allowances on deferred tax assets. The valuation allowance release resulted from the realization of foreign tax credits.

Results of Continuing Operations--The Nine Months Ended March 31, 2003 Compared With The Nine Months Ended March 31, 2002

We reported income from continuing operations of $39.1 million for the first nine months of fiscal 2003 compared with a loss from continuing operations of $47.3 million in the same period last year. Income from continuing operations for fiscal 2003 included the cost reduction, asset impairment and other special charges and the loss from our equity interest in DPI described above, while the loss from continuing operations for fiscal 2002 included the acquired IPR&D and Paracel-related charges described above. Also impacting the increase in income from continuing operations were higher revenues and a change in the effective tax rate, partially offset by higher R&D expenses and lower interest income. Please refer to the discussion on pages 38 to 52 of this quarterly report for further information on the financial results of our segments.

Our net revenues increased 4.9% in the first nine months of fiscal 2003 compared with the prior year period. Revenues increased primarily due to improved instrument sales at the Applied Biosystems group, partially offset by lower revenues at the Celera Genomics group primarily resulting from the group's decision not to pursue additional sequencing service business. The effects of foreign currency increased net revenues by approximately $20 million, or 2%, for the same period.

Gross margin, as a percentage of net revenues, was 52.2% for the first nine months of fiscal 2003 compared with 52.7% for the first nine months of fiscal 2002. The lower gross margin percentage in fiscal 2003 was due primarily to higher asset impairment charges recorded in fiscal 2003 and a change in product sales and geographic mix at the Applied Biosystems group, partially offset by a decrease in the lower margin sequencing service business for the Celera Genomics group. The fiscal 2003 and 2002 special charges reduced gross margin by less than one percentage point in both periods.

Our SG&A expenses, as a percentage of net revenues, decreased to 24.6% for the first nine months of fiscal 2003 compared with 25.8% for the first nine months of fiscal 2002. This decrease was primarily due a workforce reduction at the Celera Genomics group, resulting from the June 2002 restructuring of the organization, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2001 and increased staffing at Celera Diagnostics.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

R&D expenses increased by $26.9 million for the first nine months of fiscal 2003 to $303.5 million from $276.6 million for the first nine months of fiscal 2002. This increase was primarily due to spending on: the Applera Genomics Initiative, the costs of which are shared among our three businesses; the development of new products and technologies by the Applied Biosystems group, including support for Knowledge Business initiatives; therapeutic discovery and development programs by the Celera Genomics group, including the programs acquired with Axys; and diagnostics discovery and development programs by Celera Diagnostics.

Interest income, net decreased by $12.0 million for the first nine months of fiscal 2003, primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investment balances during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

Other expense, net increased in the first nine months of fiscal 2003 due primarily to losses recorded for equity method investments, including the DPI charge described above, partially offset by benefits associated with our foreign currency risk management program. In the first nine months of fiscal 2002, other expense, net included our share of losses from equity method investments.

The change in the effective tax rate is primarily due to increased R&D and foreign tax credits, which partially offset the impact of higher forecasted taxable income, as well as the previously discussed special charges recorded in both periods. The effective income tax rate for the first nine months of fiscal 2003 included a non-cash charge related to amended returns, offset by the release of valuation allowances on deferred tax assets. The valuation allowance release resulted from the realization of foreign tax credits.

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.3 billion at March 31, 2003 and $1.4 billion at June 30, 2002. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at March 31, 2003. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our normal operating cash flow needs, planned capital expenditures, and dividends for the foreseeable future. However, we may raise additional capital from time to time.

In connection with the adverse jury verdict against Applera in the TA Instruments patent lawsuit, we expect to be required to extend a financial guarantee for the amount of the damages awarded plus interest. If and when such a guarantee is extended, the cash applied to secure the guarantee will be reclassified to other assets as restricted cash.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

                                                   June 30,       March 31,
(Dollar amounts in millions)                           2002            2003
============================================================================
Cash and cash equivalents                         $   470.2       $   542.1
Short-term investments                                889.7           803.4
----------------------------------------------------------------------------
Total cash and cash equivalents and               $ 1,359.9       $ 1,345.5
  short-term investments
Total debt                                             18.3            17.3
Working capital                                     1,385.3         1,358.7
Debt to total capitalization                            0.8%            0.8%
============================================================================

During the second quarter of fiscal 2003, we purchased $18.1 million of non-callable U.S. government obligations to serve as collateral for the 8% senior secured convertible notes acquired as part of the acquisition of Axys. We substituted these government obligations for our shares of DPI common stock that originally collateralized the notes. The government obligations are required to be held in a trust and the proceeds from the maturation of and interest payments on these obligations will fund the interest and principal payments under the notes. The DPI shares were released to us during the third quarter of fiscal 2003. The government obligations, which mature over the next two fiscal years, are classified as available for sale at March 31, 2003, with $0.9 million in short-term investments, and $16.7 million in other long-term assets.

Cash and cash equivalents increased in the first nine months of fiscal 2003 as cash generated from operating activities and proceeds from the sales and maturities of short-term investments and proceeds from stock issuances were only partially offset by expenditures for capital assets and long-term investments, payment of dividends, and the repurchase of Applera - Applied Biosystems stock. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)                               2002            2003
================================================================================
Net cash from operating activities                     $  122.4        $  113.0
Net cash from investing activities                       (129.3)          (32.9)
Net cash from financing activities                        (44.8)          (19.3)
================================================================================

Operating activities:

Net cash from operating activities of continuing operations for the first nine months of fiscal 2003 decreased $9.4 million in comparison to the first nine months of fiscal 2002 resulting primarily from higher inventory levels due to the timing of shipments and to support fiscal year-to-date sales activity, higher compensation-related payments, the timing of income tax payments, approximately $13 million of severance payments made under the fiscal 2002 restructuring program and the fiscal 2003 cost reduction program, and lower deferred revenues. Partially offsetting this decrease is the timing of accounts receivable collections, lower payments under supply agreements and for purchased licensed technology, timing of vendor and value added tax payments, and slightly higher income-related cash flows.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Investing activities:

Capital expenditures, net of disposals, increased approximately $31 million over the prior fiscal year period primarily related to the expansion of the Applied Biosystems group's facilities, primarily in Pleasanton, CA. During the first nine months of fiscal 2003, approximately $87 million was generated from the sales and maturities of short-term investments, of which approximately $17 million of these proceeds was used to purchase long-term investments to secure the 8% senior secured convertible notes described above. During the second quarter of fiscal 2002, we acquired the remaining shares of Boston Probes, not previously owned, for approximately $37 million in cash.

Financing activities:

Financing activities for the first nine months of fiscal 2002 included the repayment of a yen loan at its maturity date and a portion of the debt assumed in the Axys acquisition. During the first nine months of fiscal 2003, we repurchased 1.1 million shares of Applera - Applied Biosystems stock for $19.8 million and during the first nine months of fiscal 2002, we repurchased 47,700 shares of Applera - Celera stock for $0.9 million. These purchases are made from time to time under standing resolutions of our board of directors to replenish shares issued under our various stock plans.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Discussion of Segments' Operations, Financial Resources and Liquidity

Applied Biosystems Group

Results of Operations--The Three Months Ended March 31, 2003 Compared With The Three Months Ended March 31, 2002

                                                                   % Increase/
(Dollar amounts in millions)                      2002      2003    (Decrease)
===============================================================================
Net revenues                                   $ 409.0   $ 409.4          0.1%
Cost of sales                                    192.6     202.3          5.0%
-------------------------------------------------------------------------------
Gross margin                                     216.4     207.1         (4.3%)
SG&A expenses                                     93.0      94.5          1.6%
R&D                                               56.6      60.0          6.0%
-------------------------------------------------------------------------------
Operating income                                  66.8      52.6        (21.3%)
Loss on investments, net                          (0.4)     (2.1)         425%
Interest income, net                               2.7       3.1         14.8%
Other income (expense), net                                  1.3
-------------------------------------------------------------------------------
Income before income taxes                        69.1      54.9        (20.5%)
Provision for income taxes                        20.0      14.8        (26.0%)
-------------------------------------------------------------------------------
Net income                                      $ 49.1    $ 40.1        (18.3%)
-------------------------------------------------------------------------------
Percentage of net revenues:
  Gross margin                                    52.9%     50.6%
  SG&A expenses                                   22.7%     23.1%
  R&D                                             13.8%     14.7%
  Operating income                                16.3%     12.8%

Effective income tax rate                           29%       27%
===============================================================================

Net income decreased in the third quarter of fiscal 2003 primarily due to lower gross margin, primarily resulting from a change in product sales and geographic mix, and higher spending related to new products in development and support for Knowledge Business initiatives, partially offset by a decrease in the effective tax rate. The foreign currency impact on net income was immaterial for the quarter.

Net revenues increased slightly over the prior year quarter due to increases in service and royalty revenue, offset by decreased spending by both institutional and commercial customers due to delays in government funding, both domestically and abroad, and weak economic conditions. Net revenues from the Celera Genomics group and Celera Diagnostics, primarily from leased instruments, consumables, and project materials, and contracted R&D services, were $2.3 million for the third quarter of fiscal 2003, or 0.6% of the Applied Biosystems group's net revenues, and $5.2 million for the third quarter of fiscal 2002, or 1.3%. The favorable effects of foreign currency increased net revenues during the third quarter of fiscal 2003 by approximately $12 million, or 3%, as compared to the prior year period. The following table sets forth the Applied Biosystems group's revenues by geographic area for the quarters ended March 31:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

                                                                    % Increase/
(Dollar amounts in millions)                    2002        2003     (Decrease)
================================================================================
United States                                $ 182.7     $ 187.0           2.4%
Europe                                         107.5       113.4           5.5%
Asia Pacific                                   107.2        95.4         (11.0%)
Latin America and other markets                 11.6        13.6          17.2%
--------------------------------------------------------------------------------
Total                                        $ 409.0     $ 409.4           0.1%
================================================================================

Excluding the effects of foreign currency, revenues decreased approximately 3% in Europe and decreased approximately 15% in Asia Pacific during the third quarter of fiscal 2003 compared to the prior year period. The decrease in Asia Pacific was due in large part to the delays by the Japanese government in releasing appropriated funds from the budget.

For the third quarter of fiscal 2003, revenues from instrument sales were $199.0 million, a decrease of 1.1% from $201.3 million in the prior year period. Revenue growth for the Applied Biosystems 3730 DNA Analyzer product line, the ABI PRISM(R) 3100-Avant Genetic Analyzer, and most mass spectrometry instruments was offset by revenue declines in other instrument product lines, including the ABI PRISM(R) 3100 Genetic Analyzer, Sequence Detection System (SDS) instruments and PCR thermal cyclers. Demand in the drug metabolism and pharmacokinetics and the protein discovery markets helped drive sales increases of mass spectrometry instruments compared to the prior year quarter.

Consumables sales were $143.8 million in the third quarter of fiscal 2003 compared to $149.1 million in the third quarter of fiscal 2002, a decrease of 3.6%. This decrease was primarily due to declines in sales of core DNA synthesis and PCR consumables, and, to a lesser degree, DNA sequencing consumables, which more than offset the growth of SDS and other consumables revenues. Within the SDS and Other Applied Genomics product category, revenue from the TaqMan(R) chemistry-based consumable products, which are used for both gene expression and genotyping, increased.

Revenues from other sources, which included service, royalties, and licenses, increased 13.7% to $66.6 million in the third quarter of fiscal 2003 from $58.6 million in the third quarter of fiscal 2002. The increase in revenues resulted primarily from higher service and royalty revenues.

The following table sets forth the Applied Biosystems group's revenues by product categories for the three-month periods ended March 31:

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

(Dollar amounts in millions)                      2002       2003     % Change
===============================================================================
DNA sequencing products                         $149.2    $ 143.6          (4%)
% of total revenues                                 36%        35%

SDS and other applied genomics products           86.7       86.6         -- %
% of total revenues                                 21%        21%

Mass Spectrometry                                 75.7       91.5          21%
% of total revenues                                 19%        22%

Core DNA synthesis and PCR products               58.2       50.7         (13%)
% of total revenues                                 14%        13%

Other                                             39.2       37.0          (6%)
% of total revenues                                 10%         9%
-------------------------------------------------------------------------------
Total                                          $ 409.0    $ 409.4         -- %
===============================================================================

Gross margin, as a percentage of net revenues, decreased from the prior year quarter, due primarily to changes in product sales mix, including increased sales of lower-margin LC/MS products and lower-margin service revenues, and changes in geographic mix, including lower sales in Japan.

As a percentage of net revenues, SG&A expenses increased over the third quarter of fiscal 2002 due primarily to the unfavorable effects of currency.

As a percentage of net revenues, R&D expenses increased over the third quarter of fiscal 2002 primarily as a result of increased support for Knowledge Business initiatives and new products in development, which more than offset the decline in funding for the Applera Genomics Initiative.

Interest income, net increased slightly primarily due to higher average cash and cash equivalents for the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002, offset to some degree by lower average interest rates.

The effective income tax rate was 27% in the third quarter of fiscal 2003 compared to 29% in the third quarter of fiscal 2002. The decrease in the effective tax rate was primarily due to the implementation of certain tax planning strategies allowing for the increased utilization of foreign tax credits. The effective income tax rate for fiscal 2003 included a non-cash charge related to amended returns, offset by the release of valuation allowances on deferred tax assets. The valuation allowance release resulted from the utilization of foreign tax credits.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Results of Continuing Operations--The Nine Months Ended March 31, 2003 Compared With The Nine Months Ended March 31, 2002

                                                                     % Increase/
(Dollar amounts in millions)                    2002         2003    (Decrease)
================================================================================
Net revenues                               $ 1,186.7    $ 1,250.0          5.3%
Cost of sales                                  568.7        621.4          9.3%
--------------------------------------------------------------------------------
Gross margin                                   618.0        628.6          1.7%
SG&A expenses                                  278.4        294.3          5.7%
R&D                                            161.6        180.2         11.5%
Other special charges                                        24.3
Acquired IPR&D                                   2.2                    (100.0%)
--------------------------------------------------------------------------------
Operating income                               175.8        129.8        (26.2%)
Loss on investments, net                        (0.4)        (2.1)         425%
Interest income, net                             9.0          9.3          3.3%
Other income (expense), net                                   4.8
--------------------------------------------------------------------------------
Income before income taxes                     184.4        141.8        (23.1%)
Provision for income taxes                      54.1         38.3        (29.2%)
--------------------------------------------------------------------------------
Income from continuing operations            $ 130.3      $ 103.5        (20.6%)
--------------------------------------------------------------------------------
Percentage of net revenues:
  Gross margin                                  52.1%        50.3%
  SG&A expenses                                 23.5%        23.5%
  R&D                                           13.6%        14.4%
  Operating income                              14.8%        10.4%

Effective income tax rate                         29%          27%
================================================================================

As previously described in events impacting comparability, the nine month results for fiscal 2003 and 2002 were impacted by the following pre-tax items:

o        $2.2 million charge to write off acquired IPR&D in fiscal 2002 and

o $33.8 million charge, including $9.5 million recorded in cost of sales, for cost reductions, asset impairments, and other special charges in fiscal 2003.

There was no tax effect on the acquired IPR&D charge in fiscal 2002. The total tax benefit recorded on the cost reductions and other special charges in fiscal 2003 was $10.9 million.

Income from continuing operations decreased for the first nine months of fiscal 2003 primarily due to the special charges described above, as well as due to higher R&D spending related to products in development and support for Knowledge Business initiatives. Partially offsetting this decrease were higher instrument, service, and license revenues and a lower effective income tax rate. The foreign currency impact on net income was immaterial for the first nine months of fiscal 2003.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Net revenues from the Celera Genomics group and Celera Diagnostics, primarily from leased instruments, consumables, and project materials, and contracted R&D services, were $5.9 million for the first nine months of fiscal 2003, or 0.5% of the Applied Biosystems group's net revenues, and $20.5 million for the first nine months of fiscal 2002, or 1.7%. The favorable effects of foreign currency increased net revenues during the nine months of fiscal 2003 by approximately $20 million, or 2%, as compared to the prior year period. The following table sets forth the Applied Biosystems group's revenues by geographic area for the nine months ended March 31:

                                                                     % Increase/
(Dollar amounts in millions)                   2002         2003     (Decrease)
================================================================================
United States                             $   560.8    $   606.3           8.1%
Europe                                        323.2        352.6           9.1%
Asia Pacific                                  270.4        253.8          (6.1%)
Latin America and other markets                32.3         37.3          15.5%
--------------------------------------------------------------------------------
Total                                     $ 1,186.7    $ 1,250.0           5.3%
================================================================================

Excluding the effects of foreign currency, revenues increased approximately 3% in Europe and decreased approximately 7% in Asia Pacific during the first nine months of fiscal 2003 compared to the prior year period. The decrease in Asia Pacific was due in large part to the delays by the Japanese government in releasing appropriated funds from the budget.

For the first nine months of fiscal 2003, revenues from instrument sales were $613.9 million, an increase of 9.0% from $563.3 million in the prior year period. Instrument sales increased in the DNA sequencing and mass spectrometry product lines and decreased in the SDS product line. The DNA sequencing instrument growth was driven by shipments of the 3730xl DNA Analyzer to some of the large genome centers, as well as demand for the ABI PRISM(R) 3100-Avant Genetic Analyzer, 3730 and the 3730xl systems from smaller academic and commercial laboratories. This growth was partially offset by revenue declines in other DNA sequencing instruments, including the ABI PRISM(R) 3100 Genetic Analyzer. Although the overall SDS and other applied genomics product line grew in the first nine months of fiscal 2003 compared to the prior year period, SDS instrument sales decreased due primarily to restrained pharmaceutical spending on certain high-end instruments, partially offset by strong sales of the ABI Prism(R) 7000 system. Demand in the drug metabolism and pharmacokinetics and the protein discovery markets helped drive sales increases of mass spectrometry instruments compared to the prior year period.

Consumables sales were $426.2 million for the first nine months of fiscal 2003 compared to $448.5 million for the first nine months of fiscal 2002, a decrease of 5.0%. This decrease was primarily due to declines in sales of core DNA synthesis and PCR consumables, and, to a lesser degree, DNA sequencing consumables, which more than offset the growth of SDS and other consumables revenues. Within the SDS and Other Applied Genomics product category, revenue from the TaqMan(R) chemistry-based consumable products, which are used for both gene expression and genotyping, increased.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Revenues from other sources, which included service, royalties, and licenses, increased 20.0% to $209.9 million for the first nine months of fiscal 2003 from $174.9 million for the first nine months of fiscal 2002. The increase in revenues resulted from higher service revenues, license fees, and royalties, including $5.4 million for licenses related to certain mass spectrometry technology and $6.7 million for licenses related to genetic analysis technology.

The following table sets forth the Applied Biosystems group's revenues by product categories for the nine-month periods ended March 31:

(Dollar amounts in millions)                     2002          2003    % Change
================================================================================
DNA sequencing products                     $   455.7     $   467.5          3%
% of total revenues                                39%           37%

SDS and other applied genomics products         234.0         255.3          9%
% of total revenues                                20%           21%

Mass Spectrometry                               206.1         266.5         29%
% of total revenues                                17%           21%

Core DNA synthesis and PCR products             179.9         151.6        (16%)
% of total revenues                                15%           12%

Other                                           111.0         109.1         (2%)
% of total revenues                                 9%            9%
--------------------------------------------------------------------------------
Total                                       $ 1,186.7     $ 1,250.0          5%
================================================================================

Gross margin, as a percentage of net revenues, decreased from the prior year period, as the asset impairment charges and changes in product sales mix, including increased sales of lower-margin LC/MS products and lower-margin service revenues, and geographic mix, including lower sales in Japan, were only partially offset by higher margins from royalty and license revenues and the favorable effects of foreign currency. The asset impairment charges reduced gross margin by less than one percentage point for the nine month period.

As a percentage of net revenues, SG&A expenses were the same as the first nine months of fiscal 2002.

As a percentage of net revenues, the increase in R&D expenses was primarily due to the support for Knowledge Business initiatives and new products in development.

Interest income, net was essentially unchanged as higher average cash and cash equivalents and short-term investments balances for the first nine months of fiscal 2003 compared with the first nine months of fiscal 2002 was almost entirely offset by the impact of lower average interest rates.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Other income, net increased primarily due to benefits associated with our foreign currency risk management program.

The effective income tax rate was 27% for the first nine months of fiscal 2003 compared to 29% for the first nine months of fiscal 2002. The decrease in the effective income tax rate was primarily due to the implementation of certain tax planning strategies allowing for the increased utilization of foreign tax credits, as well as the previously discussed special charges recorded in both periods. The effective income tax rate for fiscal 2003 included a non-cash charge related to amended returns, offset by the release of valuation allowances on deferred tax assets. The valuation allowance release resulted from the realization of foreign tax credits.

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $521.3 million at March 31, 2003 and $471.0 million at June 30, 2002. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at March 31, 2003. Cash provided by operating activities has been the Applied Biosystems group's primary source of funds.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy the Applied Biosystems group's normal operating cash flow needs, planned capital expenditures, funding of the Celera Diagnostics joint venture, and dividends for the foreseeable future. However, we may raise additional capital from time to time and allocate it to the Applied Biosystems group.

In connection with the adverse jury verdict against Applera in the TA Instruments patent lawsuit, we expect to be required to extend a financial guarantee for the amount of the damages awarded plus interest. If and when such a guarantee is extended, the cash applied to secure the guarantee will be reclassified to other assets as restricted cash.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

                                                       June 30,        March 31,
(Dollar amounts in millions)                               2002            2003
================================================================================
Cash and cash equivalents                               $ 441.3         $ 521.3
Short-term investments                                     29.7
--------------------------------------------------------------------------------
Total cash and cash equivalents and
  short-term investments                                $ 471.0         $ 521.3
Total debt                                                  0.3
Working capital                                           549.8           586.4
Debt to total capitalization                               --  %
================================================================================

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Cash and cash equivalents for the nine months ended March 31, 2003 increased as cash generated from operating activities, maturities of short-term investments and proceeds from stock issuances were only partially offset by expenditures for capital assets, the funding of the Celera Diagnostics joint venture, the payment of dividends, and the repurchase of Applera - Applied Biosystems stock. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)                                  2002         2003
================================================================================
Net cash from operating activities                         $ 185.0      $ 173.5
Net cash from investing activities                           (89.9)       (70.1)
Net cash from financing activities                           (44.6)       (34.5)
================================================================================

Operating activities:

Net cash from operating activities of continuing operations for the first nine months of fiscal 2003 was $11.5 million lower than the first nine months of fiscal 2002. This decrease resulted primarily from lower income-related cash flows, higher inventory levels due to the timing of shipments and to support fiscal year-to-date sales activity, higher compensation-related payments, the timing of income tax payments, and $11.2 million of severance payments made under the fiscal 2003 cost reduction program. Partially offsetting this decrease were lower payments under supply agreements and for purchased licensed technology, and the timing of vendor and value added tax payments. The Applied Biosystems group's days sales outstanding was 73 days at March 31, 2003 compared to 72 days at June 30, 2002 and 68 days at March 31, 2002. Inventory on hand was
3.4 months at March 31, 2003 compared to 3.3 months at June 30, 2002.

Investing activities:

Capital expenditures for the first nine months of fiscal 2003, net of disposals, increased approximately $42 million over the prior fiscal year period primarily related to the expansion of facilities, primarily in Pleasanton, CA. During the first nine months of fiscal 2002, the Applied Biosystems group acquired the remaining shares of Boston Probes for approximately $37 million in cash.

Financing activities:

Financing activities for the first nine months of fiscal 2002 included the repayment of a yen loan at its maturity date. During the first nine months of fiscal 2003, we repurchased 1.1 million shares of Applera - Applied Biosystems stock for $19.8 million. These purchases are made from time to time under standing resolutions of our board of directors to replenish shares issued under our various stock plans.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Genomics Group

Results of Operations--The Three Months Ended March 31, 2003 Compared With The Three Months Ended March 31, 2002

                                                                    % Increase/
(Dollar amounts in millions)                       2002      2003    (Decrease)
================================================================================
Net revenues                                     $ 30.5     $20.3        (33.4%)
Cost of sales                                      15.4       3.0        (80.5%)
R&D                                                37.6      27.0        (28.2%)
SG&A expenses                                      13.7       7.9        (42.3%)
Amortization of intangible assets                   2.6       0.7        (73.1%)
Other special charges                              23.0                   (100%)
--------------------------------------------------------------------------------
Operating loss                                    (61.8)    (18.3)       (70.4%)
Loss on investments, net                                     (0.1)
Interest income, net                                6.6       3.8        (42.4%)
Other income (expense), net                        (3.6)    (14.6)         306%
Loss from joint venture                           (12.3)    (12.6)         2.4%
--------------------------------------------------------------------------------
Loss before income taxes                          (71.1)    (41.8)       (41.2%)
Benefit for income taxes                           21.6      15.1        (30.1%)
--------------------------------------------------------------------------------
Net loss                                        $ (49.5)  $ (26.7)       (46.1%)
--------------------------------------------------------------------------------
Effective income tax benefit rate                    30%       36%
================================================================================

As previously described in events impacting comparability, the three month results for fiscal 2003 and 2002 were impacted by the following pre-tax items:

o $25.9 million charge, including $2.9 million recorded in cost of sales, for asset impairments and excess lease space related to the Paracel business in fiscal 2002, and

o $15.1 million charge included in the loss from our equity interest in DPI in fiscal 2003. This amount was recorded in other income (expense), net.

The total tax benefit recorded was $4.9 million on the fiscal 2002 charge and $5.9 million on the fiscal 2003 charge.

The lower net loss in the third quarter of fiscal 2003 primarily resulted from the special items recorded in fiscal 2003 and 2002 described above, as well as lower R&D and SG&A expenses in fiscal 2003, partially offset by lower interest income in fiscal 2003. Higher Online/Information Business operating income of $5.2 million in the third quarter of fiscal 2003 compared to $4.6 million in the third quarter of fiscal 2002 resulted from reduced operating expenses as a result of the online marketing and distribution agreement with the Applied Biosystems group. Expenses related to the Applera Genomics Initiative are not allocated to the Online/Information Business.

Revenues decreased primarily as a result of the Celera Genomics group's decision not to pursue additional contract sequencing service business.
Online/Information Business revenues decreased to $16.4 million in the third quarter of fiscal 2003, compared to $18.5 million in the third quarter of fiscal 2002.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Cost of sales decreased primarily due to the decrease in the sequencing service business and the Paracel inventory-related write-offs recorded in fiscal 2002 as described above.

R&D expenses decreased in the third quarter of fiscal 2003 in comparison to the same quarter last year due primarily to the wind down of the research phase of the Applera Genomics Initiative and the elimination of programs as a result of the June 2002 restructuring of the organization. This decrease was partially offset by higher expenses for therapeutic discovery and development programs.

SG&A expenses decreased in the third quarter of fiscal 2003 compared to the prior year quarter primarily due to a workforce reduction resulting from the June 2002 restructuring of the organization.

Interest income, net decreased primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments balances during the third quarter of fiscal 2003 compared to the prior year quarter.

In the third quarter of fiscal 2003, other expense, net consisted primarily of the loss for the DPI equity method investment, which included our share of the impairment charge described above. In the third quarter of fiscal 2002, other expense, net reflected the losses recorded for equity method investments.

The effective income tax benefit rate was 36% in the third quarter of fiscal 2003 compared to 30% in the third quarter of fiscal 2002. The increase in the effective income tax benefit rate was primarily attributable to the impact of increased R&D credits and the previously discussed special charges recorded in both periods.

Results of Operations--The Nine Months Ended March 31, 2003 Compared With The Nine Months Ended March 31, 2002

                                                                     % Increase/
(Dollar amounts in millions)                       2002       2003    (Decrease)
================================================================================
Net revenues                                     $  92.8    $  66.8     (28.0%)
Cost of sales                                       45.3       10.1     (77.7%)
R&D                                                 96.0       92.3      (3.9%)
SG&A expenses                                       40.2       22.0     (45.3%)
Amortization of intangible assets                    4.7        5.2      10.6%
Other special charges                               23.0               (100.0%)
Acquired IPR&D                                      99.0               (100.0%)
--------------------------------------------------------------------------------
Operating loss                                    (215.4)     (62.8)    (70.8%)
Loss on investments, net                                       (0.3)
Interest income, net                                26.0       13.7     (47.3%)
Other income (expense), net                         (5.3)     (17.3)     (226%)
Loss from joint venture                            (30.2)     (35.8)     18.5%
--------------------------------------------------------------------------------
Loss before income taxes                          (224.9)    (102.5)    (54.4%)
Benefit for income taxes                            41.9       40.0      (4.5%)
--------------------------------------------------------------------------------
Net loss                                         $(183.0)   $ (62.5)    (65.8%)
--------------------------------------------------------------------------------
Effective income tax benefit rate                     19%        39%
================================================================================

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

As previously described in events impacting comparability, the nine month results for fiscal 2003 and 2002 were impacted by the following pre-tax items:

o $25.9 million charge, including $2.9 million recorded in cost of sales, for asset impairments and excess lease space related to the Paracel business in fiscal 2002;

o        $99.0 million charge to write off acquired IPR&D in fiscal 2002; and

o $15.1 million charge included in the loss from our equity interest in DPI in fiscal 2003. This amount was recorded in other income (expense), net.

The total tax benefit recorded was $4.9 million on the fiscal 2002 charges and $5.9 million on the fiscal 2003 charge. There was no tax benefit associated with the fiscal 2002 acquired IPR&D charge.

The lower net loss for the first nine months of fiscal 2003 primarily resulted from the special charges recorded in fiscal 2003 and 2002, as well as lower cost of sales, and R&D and SG&A expenses in fiscal 2003, partially offset by lower interest income in fiscal 2003. Higher Online/Information Business operating income of $23.6 million for the first nine months fiscal 2003 compared to $8.2 million for the first nine months of fiscal 2002 resulted from higher subscription revenue and reduced operating expenses as a result of the online marketing and distribution agreement with the Applied Biosystems group. Expenses related to the Applera Genomics Initiative are not allocated to the Online/Information Business.

Revenues decreased as a result of the Celera Genomics group's decision not to pursue additional contract sequencing service business. This decrease was partially offset by an increase in subscription revenue. Online/Information Business revenues increased to $57.3 million for the first nine months of fiscal 2003, compared to $52.8 for the first nine months of fiscal 2002.

Cost of sales decreased primarily due to the decrease in the sequencing service business and the Paracel inventory-related write-offs recorded in fiscal 2002 as described above.

R&D expenses decreased for the first nine months of fiscal 2003 in comparison to the same period last year due primarily to: lower R&D expenses related to programs eliminated in the June 2002 restructuring of the organization, partially offset by higher expenses for therapeutic discovery and development programs, including programs acquired with Axys; and $2.9 million recorded in the third quarter of fiscal 2002 for asset write-downs associated with the Rockville sequencing facility due to the group's decision not to pursue additional sequencing service business.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

SG&A expenses decreased for the first nine months of fiscal 2003 compared to the prior year period primarily due to a workforce reduction resulting from the June 2002 restructuring of the organization, partially offset by an increased number of employees resulting from the acquisition of Axys in November 2001.

Interest income, net decreased primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments balances during the first nine months of fiscal 2003 compared to the prior year period.

Other expense, net increased for the first nine months of fiscal 2003 due primarily to losses recorded for equity method investments, including our share of the impairment charge recorded by DPI described above.

The effective income tax benefit rate was 39% for the first nine months of fiscal 2003 compared to 19% for the first nine months of fiscal 2002. The increase in the effective income tax benefit rate was primarily attributable to the impact of increased R&D credits and the previously discussed special charges recorded in both periods.

Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $824.3 million at March 31, 2003 and $888.9 million at June 30, 2002. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at March 31, 2003.

We believe that existing funds and existing sources of debt financing are adequate to satisfy the Celera Genomics group's normal operating cash flow needs, planned capital expenditures and funding of the Celera Diagnostics joint venture for the foreseeable future. However, we may raise additional capital from time to time and allocate it to the Celera Genomics group.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)                    June 30, 2002    March 31, 2003
================================================================================
Cash and cash equivalents                             $  28.9           $  20.9
Short-term investments                                  860.0             803.4
--------------------------------------------------------------------------------
Total cash and cash equivalents and
 short-term investments                               $ 888.9           $ 824.3
Total debt                                               18.0              17.3
Working capital                                         840.3             772.8
Debt to total capitalization                              1.6%              1.7%
================================================================================

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

During the second quarter of fiscal 2003, the Celera Genomics group purchased $18.1 million of non-callable U.S. government obligations to serve as collateral for the 8% senior secured convertible notes acquired as part of the acquisition of Axys. We substituted these government obligations for our shares of DPI common stock that originally collateralized the notes. The government obligations are required to be held in a trust and the proceeds from the maturation of, and interest payments on, these obligations will fund the interest and principal payments under the notes. The DPI shares were released to us during the third quarter of fiscal 2003. The government obligations, which mature over the next two fiscal years, are classified as available for sale at March 31, 2003, with $0.9 million in short-term investments and $16.7 million in other long-term assets.

Cash and cash equivalents for the first nine months of fiscal 2003 decreased as proceeds from the sales and maturities of short-term investments and proceeds from stock issuances were expended on operations, the funding of the Celera Diagnostics joint venture and the purchase of capital assets and long-term investments. Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)                             2002              2003
================================================================================
Net cash from operating activities                    $ (37.7)          $ (23.6)
Net cash from investing activities                      (64.2)              0.3
Net cash from financing activities                       (0.2)             15.3
================================================================================

Operating activities:

Net cash used by operating activities for the first nine months of fiscal 2003 was $14.1 million lower than the first nine months of fiscal 2002. The lower use of cash resulted from lower net cash operating losses and a decrease in accounts receivable in fiscal 2003, partially offset by lower deferred revenues.

Investing activities:

For the first nine months of fiscal 2003, cash was generated from the sales and maturities of short-term investments. These proceeds were almost fully offset by increased funding of the Celera Diagnostics joint venture in the first nine months of fiscal 2003 and the purchase of investments to secure the 8% senior secured convertible notes.

Financing activities:

Net cash from financing activities for the first nine months of fiscal 2003 increased due to proceeds received from employee stock option exercises. The first nine months of fiscal 2002 included the repayment of a portion of the debt assumed in the Axys acquisition. During the first nine months of fiscal 2002, we repurchased 47,700 shares of Applera - Celera stock for $0.9 million. These purchases are made from time to time under standing resolutions of our board of directors to replenish shares issued under our various stock plans.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Celera Diagnostics

Results of Operations--The Three Months Ended March 31, 2003 Compared With The Three Months Ended March 31, 2002

                                                                     % Increase/
(Dollar amounts in millions)                       2002       2003    (Decrease)
================================================================================
Net revenues                                     $   2.7    $   4.3      59.3%
Cost of sales                                        1.9        2.3      21.1%
R&D                                                 11.1       11.7       5.4%
SG&A expenses                                        2.0        2.9      45.0%
--------------------------------------------------------------------------------
Operating loss                                   $ (12.3)   $ (12.6)      2.4%
================================================================================

Revenues for the third quarter of fiscal 2003 increased due to higher sales of cystic fibrosis analyte specific reagents and the inclusion of revenue relating to the profit-sharing alliance between Abbott Laboratories and Celera Diagnostics. The Applied Biosystems group distributed Celera Diagnostics' products and recorded end-user sales through September 2002. On October 1, 2002, pursuant to the profit-sharing alliance announced in June 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott, which now records end-user sales for those products. End-user product sales were $5.8 million for the third quarter of fiscal 2003 and $3.4 million for the third quarter of fiscal 2002. Sales of products by Celera Diagnostics to Abbott are recorded at cost. The third quarter of fiscal 2003 included $2.6 million of revenue recorded under the Abbott alliance for the equalization of gross margin and relative expenses incurred by the parties.

R&D expenses increased in the third quarter of fiscal 2003 as a result of increased spending for discovery programs and product development.

Results of Operations--The Nine Months Ended March 31, 2003 Compared With The Nine Months Ended March 31, 2002

                                                                     % Increase/
(Dollar amounts in millions)                       2002       2003    (Decrease)
================================================================================
Net revenues                                     $   6.4    $  15.1     135.9%
Cost of sales                                        4.5        6.9      53.3%
R&D                                                 25.6       35.4      38.3%
SG&A expenses                                        6.5        8.6      32.3%
--------------------------------------------------------------------------------
Operating loss                                   $ (30.2)   $ (35.8)     18.5%
================================================================================

Revenues for the first nine months of fiscal 2003 increased due to higher sales of cystic fibrosis analyte specific reagents and the inclusion of revenue relating to the profit-sharing alliance between Abbott Laboratories and Celera Diagnostics. End-user product sales were $14.7 million for the first nine months of fiscal 2003 and $8.0 million for the first nine months of fiscal 2002. Fiscal 2003 included $7.7 million of revenue recorded under the Abbott alliance for the equalization of gross margin and relative expenses incurred by the parties.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

R&D expenses increased in the first nine months of fiscal 2003 as a result of increased spending for discovery programs and product development.

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

We continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25." We adopted the disclosure provisions of SFAS No. 148 in our fiscal 2003 third quarter. See Note 2 to our condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation under these guarantees. The disclosure provisions of FIN 45 were effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on our consolidated financial statements. See Note 10 to our condensed consolidated financial statements for a description of the types of guarantees we have issued.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Outlook

Applied Biosystems Group

A substantial portion of the Applied Biosystems group's sales is to customers at universities or research laboratories whose funding is dependent on both the amount and timing of funding from government sources. From a macro perspective, governments in all three of our major geographic markets presently face fiscal and economic problems. In recent months, the governments in the U.S. and Japan approved healthy funding increases for the life sciences. However, in view of weak economic conditions and increasing public deficits, the Applied Biosystems group cannot be certain that those increases will be realized. Within Europe's Economic Union, negotiated ceilings on deficit spending as a percentage of gross domestic product continue to put pressure on appropriations for life science research. Similarly, throughout most of the Applied Biosystems group's geographic markets, commercial customers' purchasing patterns appear cautious. The current situation in the Middle East has also increased the business uncertainty for both customers and the Applied Biosystems group. Additional factors affecting our outlook for the Applied Biosystems group include difficulty in predicting the level of customer dilution of sequencing consumables and the rate of adoption of new products and technologies. As a result of these and other factors, the Applied Biosystems group cannot provide guidance on revenues or diluted earnings per share for the fourth quarter of fiscal 2003 to the degree of accuracy that is normally expected.

The Applied Biosystems group expects the effective tax rate for fiscal 2003 to be approximately 27 percent. However, future tax legislation may repeal or replace the existing U.S. export tax regime, as well as significantly change other international tax provisions of the Internal Revenue Code. Such changes may result in a change in the effective tax rate for the Applied Biosystems group.

Capital spending in fiscal 2003 is anticipated to be approximately $140 million, including approximately $70 million for the facilities expansion in Pleasanton, CA.

Celera Genomics Group

Although the Celera Genomics group's partners will make clinical development decisions with respect to partnered compounds, the Celera Genomics group continues to believe that one of its compounds, most likely one of its partnered compounds, could enter clinical trials during calendar year 2003. The Celera Genomics group also plans to initiate at least one new pre-clinical development program and to make significant progress in building its development organization to support these programs during this calendar year.

The financial outlook for the Celera Genomics group for fiscal 2003 is as follows:

The Celera Genomics group's cash use is expected to be between $83 and $89 million, due to lower than previously anticipated R&D expenses. This outlook includes the Celera Genomics group's portion of the funding for the Celera Diagnostics joint venture and the conversion of $17 million of short-term investments to long-term investments that occurred during the second fiscal quarter.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group anticipates R&D expenses to be in the range of $118 to $123 million, reflecting both lower than expected costs and expenditure delays. SG&A expenses are expected to be at the low end of the previously anticipated $30 to $35 million range. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be at the low end of the previously forecasted $50 to $60 million range.

The Celera Genomics group anticipates total revenues between $85 and $90 million. Revenues from subscriptions to CDS and from Knowledge Business royalties are expected to be between $71 and $76 million.

Celera Diagnostics

For fiscal 2003, Celera Diagnostics anticipates end-user sales, including those from its alliance with Abbott Laboratories, to be near the top of the previous $18 to $22 million outlook range. This outlook assumes continued demand growth. For fiscal 2003, Celera Diagnostics now anticipates pretax losses to be at the low end of the previously forecasted $50 to $60 million range, and net cash use of $55 to $65 million, including capital spending of approximately $10 million.

During calendar year 2003, Celera Diagnostics continues to anticipate that it will launch several new products, including new analyte specific reagents for at least two diseases, contingent upon success of its disease association studies.

Forward-Looking Statements

Certain statements contained in this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. These statements may be identified by the use of forward-looking words or phrases such as "expect," "anticipate," "forecast," "believe," "should," "plan," "intend," "estimate," and "potential," among others. These forward-looking statements are based on our current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our businesses include, but are not limited to:

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

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

A substantial portion of the Applied Biosystems group's sales is to customers at universities or research laboratories whose funding is dependent on both the amount and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase the Applied Biosystems group's products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the business of the Applied Biosystems group could be adversely affected.

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

MJ Research, Inc. has filed a lawsuit against us based on the allegation that four patents underlying the Applied Biosystems group's DNA sequencing instruments were invalidly obtained because one of the alleged inventors, whose work was funded in part by the United States government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the United States government although the government has to date declined to participate in the lawsuit. Promega Corporation has filed a lawsuit against us alleging that the Applied Biosystems group, along with certain other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits. Beckman Coulter, Inc. has filed a lawsuit against us alleging that the Applied Biosystems group is infringing three Beckman Coulter patents, although it has not identified the specific facts on which the allegation is based. If any of these matters proceed to trial, the cost of the litigation, and the amount of management time that will be devoted to the litigation, will be significant. There can be no assurance that these matters will be resolved favorably, that our company, the Applied Biosystems group, or the Celera Genomics group will not be enjoined from selling the products in question or other products as a result, or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, or the Celera Genomics group.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Since the Applied Biosystems group's business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group's net revenues for fiscal 2002 were derived from sales to customers outside of the United States. The majority of these sales were based on the relevant customer's local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group's reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group's control.

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

SARS (Severe Acute Respiratory Syndrome) could disrupt the Applied Biosystems group's operations. The Applied Biosystems group has significant instrument manufacturing operations in Singapore. In addition, Applied Biosystems/MDS SCIEX Instruments, a joint venture between the Applied Biosystems group and MDS Inc., manufactures mass spectrometry instruments sold by the Applied Biosystems group at its facility in Toronto, Canada. The Applied Biosystems group also relies on suppliers located in other countries in Asia for various raw materials and components used in its manufacturing operations. Singapore and a number of other countries in Asia and, to a lesser degree, Toronto have been identified by world health organizations as among the areas most affected by SARS. The Applied Biosystems group's operations could be disrupted if it or one of its key suppliers is forced to close its facilities or otherwise limit operations in Singapore or in another affected Asian country or if Applied Biosystems/MDS SCIEX Instruments is forced to close its facility or otherwise limit operations in Toronto due to SARS. Similarly, sales of the Applied Biosystems group's products could be adversely affected if customers or potential customers are forced to close facilities or otherwise limit operations due to SARS. Sales of the Applied Biosystems group's products could also be adversely affected if potential customers are unable or unwilling to travel to one of the Applied Biosystems group's sales offices or if employees of the Applied Biosystems group are unable or unwilling to visit existing and potential customer sites due to SARS.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of $639.3 million as of March 31, 2003, and expects that it will continue to incur additional net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in its therapeutics business, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are utilized by the Applied Biosystems group, and the effect of recording Celera Diagnostics' operating losses on the Celera Genomics group's net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of $77.6 million as of March 31, 2003. As an early stage business, the Celera Genomics group faces significant challenges in expanding its operations into the therapeutics research and development business. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

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

Under the terms of the agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of certain Knowledge Business products after July 1, 2002. The amount of any royalty paid to the Celera Genomics group depends on the Applied Biosystems group's ability to successfully commercialize Knowledge Business products subject to the royalty. The Knowledge Business is an emerging business, and the Applied Biosystems group has not proven its ability to successfully commercialize these products. The Celera Genomics group believes that in order for the Knowledge Business to be successful, the Applied Biosystems group may have to devote a significant amount of its resources to researching, developing, marketing, and distributing Knowledge Business products and services. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group's use of its resources, including for products subject to the Celera Genomics group's royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

The Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 30, 2002, and therefore its future revenues from these products and services will be limited. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group will receive all revenues under, and be responsible for all costs and expenses associated with, Celera Discovery System and related information contracts that were in effect on April 1, 2002, the effective date of the agreement, or which were entered into during a three-month transition period ended June 30, 2002 (as well as renewals of these contracts, if any). However, the revenue anticipated by the Celera Genomics group under these contracts could be adversely impacted as a result of changes made to Celera Discovery System products by or at the request of the Applied Biosystems group pursuant to the agreement, although the Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts (as well as renewals, if any) below $62.5 million during the four fiscal years ending with the 2006 fiscal year if the shortfall is due to these changes, provided the Celera Genomics group otherwise continues to perform under these contracts. However, during the term of the marketing and distribution agreement (other than the transition period), the Celera Genomics group will not be marketing Celera Discovery System products and services to, and will not be contracting with, new customers. Accordingly, except for the anticipated revenue under Celera Discovery System contracts existing on June 30, 2002 and renewals of these contracts, if any, and the Applied Biosystems group's corresponding reimbursement obligation, the Celera Genomics group does not expect any revenues from Celera Discovery System and related products and services other than the potential royalty payments from the Applied Biosystems group under the marketing and distribution agreement. Although under certain contracts with existing Celera Discovery System customers the Celera Genomics group is entitled to milestone payments or future royalties based on products developed by its customers, the Celera Genomics group believes these arrangements are unlikely to produce any significant revenue for the group.

The Celera Genomics group's ability to maintain its relationships with existing Celera Discovery System customers depends heavily on the continued updating of the assembly and annotation of the human and mouse genomes. In June 2000, the Celera Genomics group and the Human Genome Project each announced the "first assembly" of the human genome, and in April 2001, the Celera Genomics group announced the assembly of the mouse genome. Assembly is the process by which individual fragments of DNA, the molecule that forms the basis of the genetic material in virtually all living organisms, are pieced together into their appropriate order and place on each chromosome within the genome. The Celera Genomics group's first assembly of the human genome covered approximately 95% of that genome, and its assembly of the mouse genome covered approximately 99% of that genome. The Celera Genomics group intends to continue updating the assembly of the human and mouse genomes as it continues to annotate these genomes. Annotation is the process of assigning features or characteristics to each chromosome. Each gene on each chromosome is given a name, its structural features are described, and proteins encoded by genes are classified into possible or known function. The Celera Genomics group's ability to maintain its relationship with the existing Celera Discovery System customers depends heavily upon the continued updating of the assembly and annotation of these genomes. Failure to continue to update the assembly and annotation efforts in a timely manner may have a material adverse effect on the Celera Genomics group's revenues.

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

Each of the Celera Genomics group's existing collaboration agreements may be canceled under certain circumstances. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by the Celera Genomics group's collaborators are not within the Celera Genomics group's control. The Celera Genomics group cannot ensure that its collaborators will perform their obligations as expected. If any of the Celera Genomics group's collaborators terminate their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed or otherwise adversely affected. If in some cases the Celera Genomics group assumes responsibilities for continuing programs on its own after termination of a collaboration, the Celera Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel certain development programs.

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

                              APPLERA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS continued

In some instances, patent applications in the United States are maintained in secrecy until a patent issues. In most instances, the content of United States and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, the Celera Genomics group cannot be certain that others have not filed patent applications for inventions covered by the Celera Genomics group's patent applications or that the Celera Genomics group inventors were the first to make the invention. Accordingly, the Celera Genomics group's patent applications may be preempted or the Celera Genomics group may have to participate in interference proceedings before the United States Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the United States.

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

It may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these businesses efficiently into its current business. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. For example, future acquisitions may not be as successful as originally anticipated and may result in special charges. We have incurred special charges in recent years as a result of acquisitions. As a result of the Celera Genomics group's acquisition of Paracel, Inc., we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during fiscal 2001 and $25.9 million during fiscal 2002. Similarly, as a result of the Applied Biosystems group's acquisition of Molecular Informatics, Inc., we incurred charges related to the impairment of assets in the amount of $14.5 million during fiscal 1999.

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

Celera Diagnostics' facilities are subject, on an ongoing basis, to the United States Food and Drug Administration's Quality System Regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices and the State of California Department of Health Services Food and Drug Branch requirements. Celera Diagnostics may encounter difficulties expanding Celera Diagnostics' manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

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

In some instances, patent applications in the United States are maintained in secrecy until a patent issues. In most instances, the content of United States and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, Celera Diagnostics cannot be certain that others have not filed patent applications for inventions covered by Celera Diagnostics' patent applications or that Celera Diagnostics inventors were the first to make the invention. Accordingly, Celera Diagnostics' patent applications may be preempted or Celera Diagnostics may have to participate in interference proceedings before the United States Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the United States.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following is a description of claims currently being defended by us. We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described below, and intend to defend them vigorously. However, the outcome of litigation is inherently uncertain, and we cannot be sure that we will prevail in the cases described below or in our other current litigation. An adverse determination in certain of our current litigation, particularly the cases described below or elsewhere in this quarterly report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group.

Henry Huang (an individual) filed an action against us and the Applied Biosystems group and the other parties described below in the U.S. District Court for the Central District of California on February 19, 2003. Mr. Huang's complaint seeks to change inventorship of the patents described below, and claims breach of contract, fraud, conversion, and unjust enrichment. The complaint relates to U.S. Patent Nos. 5,171,534, entitled "Automated DNA Sequencing Technique," 5,821,058, entitled "Automated DNA Sequencing Technique," 6,200,748, entitled "Tagged Extendable Primers and Extension Products," and 4,811,218, entitled "Real Time Scanning Electrophoresis Apparatus for DNA Sequencing." U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748 are assigned to the California Institute of Technology and licensed by the Applied Biosystems group. U.S. Patent No. 4,811,218 is assigned to the Applied Biosystems group. Also named in the complaint are the California Institute of Technology, Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham. Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, and Charles Connell are the inventors named on U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748. Michael Hunkapiller,
Charles Connell, John Lytle, William Mordan, and John Bridgham are the inventors named on U.S. Patent No. 4,811,218. The issues involved in this litigation are related to the issues in the MJ Research, Inc. litigation that was filed September 21, 2000, which is described in Note 12 to our Unaudited Condensed Consolidated Financial Statements contained in Part I of this quarterly report. Mr. Huang is alleging that he is the sole inventor on U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. He is seeking to substitute himself for the named inventors on the relevant patents, and to have himself named as the sole assignee of the patents, and is also seeking monetary damages, costs, expenses, and other relief as the court deems proper.

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. The complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled "Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes." The allegedly infringing products are cystic fibrosis reagent kits sold through Celera Diagnostics, and our products that are described in the complaint as "relating to non-coding variation". Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies sought monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut dismissed all claims brought by On-Line Technologies, Inc. On-Line Technologies filed a notice of appeal on April 24, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         10.1 Celera Genomics/Applied Biosystems Marketing and Distribution Agreement dated as of February 27, 2003 and effective as of April 1, 2002, by and among the Company, its Applied Biosystems Group, and its Celera Genomics Group.

         13 Annual Report to Stockholders for the fiscal year ended June 30, 2002, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).

         99.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

         During the quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated January 23, 2003, to incorporate under Item 5 thereof the text of the Company's press releases issued January 23, 2003, with respect to financial results for the second quarter of fiscal year 2003, of the Company and the Applied Biosystems group and Celera Genomics group.

         (2) Current Report on Form 8-K dated March 18, 2003, to incorporate under Item 5 thereof the text of the Company's press release issued March 18, 2003, in which the Applied Biosystems group addresses current business conditions.


     * Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this quarterly report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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


                                             APPLERA CORPORATION


                                             By: /s/ Dennis L. Winger
                                                 -------------------------------
                                                 Dennis L. Winger
                                                 Senior Vice President and
                                                 Chief Financial Officer



                                             By: /s/ Ugo D. DeBlasi
                                                 -------------------------------
                                                 Ugo De Blasi
                                                 Vice President and
                                                 Controller
                                                 (Chief Accounting Officer)


Dated:  May 14, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

         Date:  May 14, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


         Date:  May 14, 2003

                                             /s/ Dennis L. Winger
                                             -----------------------------------
                                             Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number

10.1 Celera Genomics/Applied Biosystems Marketing and Distribution Agreement dated as of February 27, 2003 and effective as of April 1, 2002, by and among the Company, its Applied Biosystems Group, and its Celera Genomics Group.

99.1* Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2* Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002



* Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this quarterly report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.