Form 10-Q
period 2003-09-30
APPLERA CORP
filed 2003-11-12
CIK 77551

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-4389

APPLERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1534213 (I.R.S. Employer Identification No.)

301 Merritt 7, Norwalk, Connecticut (Address of Principal Executive Offices)	06851-1070 (Zip Code)

(203) 840-2000 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of the close of business on November 5, 2003, there were 208,026,968 shares of Applera Corporation-Applied Biosystems Group Common Stock and 72,555,532 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION
INDEX

Back to Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended
	September 30,
	2002	2003

Net Revenues	$417,333	$405,037
Cost of sales	194,894	190,478

Gross Margin	222,439	214,559
Selling, general and administrative	108,101	107,357
Research, development and engineering	103,291	92,412
Amortization of intangible assets	2,700	725

Operating Income	8,347	14,065
Gain on investments, net		545
Interest expense	(210)	(136)
Interest income	8,589	6,206
Other income (expense), net	(2,115)	(986)

Income before Income Taxes	14,611	19,694
Provision for income taxes	2,546	3,682

Income from Continuing Operations	12,065	16,012
Loss from discontinued operations, net of income taxes	(16,400)

Net Income (Loss)	$(4,335)	$16,012

Applied Biosystems Group (see Note 3)
Income from Continuing Operations	$34,222	$33,378
Basic and diluted per share	$0.16	$0.16

Loss from Discontinued Operations	$(16,400)	$—
Basic and diluted per share	$(0.08)	$—

Net Income	$17,822	$33,378
Basic and diluted per share	$0.08	$0.16

Dividends per share	$0.0425	$0.0425

Celera Genomics Group (see Note 3)
Net Loss	$(19,649)	$(16,286)
Basic and diluted per share	$(0.28)	$(0.23)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

	At June 30,	At September 30,
	2003	2003

		(unaudited)
Assets
Current assets
Cash and cash equivalents	$654,283	$692,480
Short-term investments	749,785	688,655
Accounts receivable, net	423,549	358,698
Inventories, net	152,060	155,433
Prepaid expenses and other current assets	93,706	102,383

Total current assets	2,073,383	1,997,649
Property, plant and equipment, net	526,591	528,726
Other long-term assets	657,518	626,101

Total Assets	$3,257,492	$3,152,476

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$166,319	$137,987
Accrued salaries and wages	79,623	56,463
Accrued taxes on income	85,943	83,099
Other accrued expenses	281,435	268,263

Total current liabilities	613,320	545,812
Long-term debt	17,101	16,880
Other long-term liabilities	286,786	272,884

Total Liabilities	917,207	835,576

Stockholders’ Equity
Capital stock
Applera Corporation – Applied Biosystems Group	2,128	2,130
Applera Corporation – Celera Genomics Group	723	725
Capital in excess of par value	2,102,936	2,102,000
Retained earnings	355,252	362,783
Accumulated other comprehensive loss	(54,485)	(56,469)
Treasury stock, at cost	(66,269)	(94,269)

Total Stockholders’ Equity	2,340,285	2,316,900

Total Liabilities and Stockholders’ Equity	$3,257,492	$3,152,476

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Three months ended September 30,
	2002	2003

Operating Activities of Continuing Operations
Income from continuing operations	$12,065	$16,012
Adjustments to reconcile income from continuing
operations to net cash provided (used) by operating activities:
Depreciation and amortization	36,091	32,286
Long-term compensation programs	2,500	1,020
Gains from investments, net		(545)
Deferred income taxes	(9,667)	(4,023)
Loss from equity method investees	4,109	762
Changes in operating assets and liabilities:
Accounts receivable	26,632	70,458
Inventories	(9,033)	(9,482)
Prepaid expenses and other assets	(13,436)	2,705
Accounts payable and other liabilities	(52,314)	(91,721)

Net Cash Provided (Used) by Operating Activities
of Continuing Operations	(3,053)	17,472

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(24,194)	(18,206)
Proceeds from short-term investments, net	107,356	76,240
Proceeds from the sale of assets, net		4,731

Net Cash Provided by Investing Activities
of Continuing Operations	83,162	62,765

Net Cash Used by Operating Activities
of Discontinued Operations	(728)

Financing Activities
Net change in loans payable	9,137
Dividends	(8,931)	(8,880)
Purchases of common stock for treasury	(6,847)	(36,295)
Proceeds from stock issued for stock plans	15,020	6,475

Net Cash Provided (Used) by Financing Activities	8,379	(38,700)

Effect of Exchange Rate Changes on Cash	1,206	(3,340)

Net Change in Cash and Cash Equivalents	88,966	38,197
Cash and Cash Equivalents Beginning of Period	470,218	654,283

Cash and Cash Equivalents End of Period	$559,184	$692,480

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Condensed Consolidated Financial Statements

We prepare our unaudited interim condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We have reclassified some prior year amounts in the condensed consolidated financial statements and notes for comparative purposes. The results for the interim periods are not necessarily indicative of trends or future financial results. When used in these notes, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

We consistently applied the accounting policies described in our 2003 Annual Report to Stockholders in preparing these unaudited interim financial statements. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2003 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2003 Annual Report to Stockholders.

Note 2 – Stock-Based Compensation

We determined pro forma income from continuing operations and earnings per share information for employee stock plans under the fair value method as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” We estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended September 30:

	2002	2003

Applied Biosystems Group
Dividend yield	1.07%	0.82%
Volatility	72.03%	71.36%
Risk-free interest rate	3.01%	3.18%
Expected option life in years	5	5

Celera Genomics Group
Volatility	96.88%	94.56%
Risk-free interest rate	3.03%	3.18%
Expected option life in years	4	4

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The pro forma information for the three months ended September 30 is presented below:

		Applera Corporation
(Dollar amounts in millions)		2002	2003

Income from continuing operations, as reported		$12.1	$16.0
Add:	Stock-based employee compensation expense
	included in reported income from continuing
	operations, net of tax	1.4	0.6

Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax	38.0	35.9

Pro forma loss from continuing operations		$(24.5)	$(19.3)

		Applied Biosystems		Celera Genomics
		Group		Group
(Dollar amounts in millions, except per share amounts)		2002	2003	2002	2003

Income (loss) from continuing operations, as reported		$34.2	$33.4	$(19.6)	$(16.3)
Add:	Stock-based employee compensation expense
	included in reported income (loss) from continuing
	operations, net of tax	1.1	0.4	0.3	0.2

Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax	29.6	29.3	8.4	6.6

Pro forma income (loss) from continuing operations		$5.7	$4.5	$(27.7)	$(22.7)

Earnings (loss) per share from continuing operations

	Basic and diluted - as reported	$0.16	$0.16	$(0.28)	$(0.23)
	Basic and diluted - pro forma	$0.03	$0.02	$(0.39)	$(0.31)

Note 3 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the three months ended September 30:

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Applied Biosystems		Celera Genomics
	Group		Group
(Amounts in millions except per share amounts)	2002	2003	2002	2003

Weighted average number of common shares
used in the calculation of basic earnings
(loss) per share	208.8	208.4	71.1	72.2
Common stock equivalents	1.2	3.2

Shares used in the calculation of diluted
earnings (loss) per share	210.0	211.6	71.1	72.2

Income (loss) from continuing operations used
in the calculation of earnings (loss) per share
from continuing operations	$34.2	$33.4	$(19.6)	$(16.3)
Income (loss) per share from continuing operations
Basic and diluted	$0.16	$0.16	$(0.28)	$(0.23)

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations.

	Three months ended
	September 30,
(Shares in millions)	2002	2003

Applera Corporation-Applied Biosystems Group Common Stock	27.3	24.7
Applera-Celera stock	12.4	12.2

Note 4 – Special Charges

During the second quarter of fiscal 2003, the Applied Biosystems group recorded pre-tax charges totaling $33.8 million associated with the termination of approximately 400 employees, mainly in the U.S. and Europe, impairment of assets, and office closures. Positions eliminated were primarily within the areas of research, manufacturing, sales, marketing and administration. In the fourth quarter of fiscal 2003, the Applied Biosystems group recorded a pre-tax benefit of $4.3 million for a reduction in anticipated employee-related costs associated with this program. The following table details the major components of the special charges:

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(Dollar amounts in millions)	Employee-Related Charges	Asset Impairment	Office Closures	Total

Total charges	$22.9	$9.5	$1.4	$33.8
Cash payments	15.4		0.6	16.0
Non-cash charges		9.5	0.5	10.0
Reduction of expected costs	4.3			4.3

Balance at September 30, 2003	$3.2	$—	$0.3	$3.5

Approximately 370 employees had been terminated as of September 30, 2003. The termination of the remaining employees and the cash expenditures relating to the workforce reductions and office closures are expected to be substantially complete by the end of calendar year 2003, and will be funded primarily by cash provided by operating activities.

Note 5 – Comprehensive Gain (Loss)

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) for the three months ended September 30 was as follows:

	Three months ended September 30,
(Dollar amounts in millions)	2002	2003

Net income (loss)	$(4.3)	$16.0

Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(5.7)	1.1
Net unrealized gains on investments reclassified into earnings		(1.5)
Net unrealized gains (losses) on hedge contracts	9.3	(9.3)
Net unrealized losses on hedge contracts reclassified
into earnings	1.8	2.7
Foreign currency translation adjustments	(5.4)	5.0

Total other comprehensive loss	—	(2.0)

Total comprehensive gain (loss)	$(4.3)	$14.0

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2003	September 30, 2003

Raw materials and supplies	$58.7	$58.4
Work-in-process	5.5	3.5
Finished products	87.9	93.5

Total inventories	$152.1	$155.4

Note 7 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

		June 30, 2003		September 30, 2003

(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	7.5	$44.7	$21.2	$44.7	$22.5
Acquired technology	5.9	60.0	30.0	60.0	31.8
Favorable operating leases	4.0	11.6	4.7	11.6	5.4

Total		$116.3	$55.9	$116.3	$59.7

Aggregate amortization expense for the three months ended September 30 was as follows:

(Dollar amounts in millions)	2002	2003

Applied Biosystems group	$2.4	$2.6
Celera Genomics group	2.7	0.7
Celera Diagnostics	0.5	0.5

Consolidated	$5.6	$3.8

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets and Celera Diagnostics records amortization expense in cost of sales. Amortization expense for the Celera Genomics group in fiscal 2003 included the amortization of some intangible assets acquired as part of the Axys Pharmaceuticals, Inc. acquisition in fiscal 2002.

At September 30, 2003, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

2004	$9.9	$2.9	$2.1	$14.9
2005	9.3	2.9	2.1	14.3
2006	9.2	1.1	2.1	12.4
2007	8.2		2.0	10.2
2008	5.4		0.4	5.8

The carrying amount of goodwill at June 30, 2003, and September 30, 2003 was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 8 – Supplemental Cash Flow Information

Significant non-cash financing activities were as follows:

	Three months ended September 30,
(Dollar amounts in millions)	2002	2003

Dividends declared but not paid	$8.9	$8.9
Issuances of restricted stock	$0.2	$6.6

Note 9 – Guarantees

Leases
We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from such transactions upon the shipment of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At September 30, 2003, the financing companies’ outstanding balance of lease receivables with recourse to us was $9.8 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of the Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

payment obligation, which approximated $50 million at September 30, 2003, is not expected to have a material adverse effect on our consolidated financial position.

Indemnifications
In the normal course of business, we enter into some contracts under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time we provide indemnity protection to third parties for claims arising from undisclosed liabilities, product liability, environmental obligations, representations and warranties, and other claims relating to past performance. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to our financial position.

Product warranties
We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.

The following table provides the analysis of the warranty reserve:

(Dollar amounts in millions)

Balance at June 30, 2003	$15.1
Accruals for warranties	5.7
Usage of reserve	(7.5)

Balance at September 30, 2003	$13.3

Note 10 – Contingencies

Litigation

We are involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. The following is a description of some claims we are currently defending.

Applera and some of its officers are defendants in a lawsuit purportedly brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper.

We are involved in several litigation matters with MJ Research, Inc., which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. Subsequently, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but the time period for appeal of that decision by MJ Research has not yet expired.

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

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleges that we are infringing Beckman Coulter’s U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled “Capillary Electrophoresis Using Replaceable Gels,” and U.S. Patent No. 5,552,580, entitled “Heated Cover Device,” although it does

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

not identify the specific facts on which this allegation is based. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 has been reissued as U.S. Patent No. RE 37,941, entitled “Capillary Electrophoresis Using Replaceable Gels.” On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. On February 10, 2003, we filed our answer to Beckman Coulter’s allegations, and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter’s claim are invalid, unenforceable, and not infringed. We are seeking dismissal of Beckman Coulter’s complaint, costs and expenses, declaratory and injunctive relief, and other relief as the court deems proper.

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

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products are cystic fibrosis reagent kits, Assays-on-Demand™ products for non-coding regions, Assays-by-DesignSM services for non-coding regions, and the Celera Discovery System™. The complaint also alleges that haplotyping analysis performed by our businesses infringes the patents identified above. Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies sought monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies, Inc., though On-Line Technologies has filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims.

We have not accrued for any potential losses in the cases described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these cases. However, the outcome of litigation is inherently uncertain, and we cannot be sure that we will prevail in any of the cases described above or in our other current litigation. An adverse determination in some of our current litigation, particularly the cases described above, could have a material adverse effect on our consolidated financial statements.

In addition, we note that we filed claims against Roche Molecular Systems, Inc., Hoffman-La Roche, Inc., Roche Probe, Inc., F. Hoffman La-Roche Ltd., and other potential defendants affiliated with the named defendants in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing agreement that states the intended framework for the negotiations; (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper.

Discontinued Operations
We recorded a charge of $16.4 million, net of income taxes, as part of discontinued operations in the first quarter of fiscal 2003. This charge relates to an adverse jury verdict we received in October 2002, in connection with a patent lawsuit between TA Instruments, Inc., a subsidiary of Waters Corporation, and The Perkin-Elmer Corporation relating to thermal analysis products. The Applied Biosystems group is involved as the successor to The Perkin-Elmer Corporation, having sold the thermal instruments product line as part of the sale of its Analytical Instruments business to EG&G, Inc. (now named PerkinElmer, Inc.) in 1999. This award is subject to entry of a final order by the court, where interest and additional damages may be added. We have appealed the judgment with the U.S. Court of Appeals for the Federal Circuit.

Note 11 – Segment and Consolidating Information

Presented below is our segment and consolidating financial information, including the allocation of expenses between the segments in accordance with our allocation policies, as well as other related party transactions, such as sales of products between segments. Our board of directors approves the method of allocating earnings to each class of common stock for purposes of calculating earnings per share. This determination is generally based on net income or loss amounts of the corresponding group calculated in accordance with GAAP, consistently applied.

See Note 15 to our consolidated financial statements included in our 2003 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated herein by reference).

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Three Months Ended September 30,
(Dollar amounts in millions)	2002	2003

Applied Biosystems Group
Sales to the Celera Genomics group (1)	$0.9	$0.3
Sales to Celera Diagnostics (1)	0.9	2.6
Nonreimbursable utilization of tax benefits (2)	9.7	6.1
Payments for reimbursable utilization of tax benefits (3)	6.0	5.3
Funding of Celera Diagnostics (4)	1.8	2.2

Celera Genomics Group
Revenues from royalties (5)	$0.4	$0.6
Funding of Celera Diagnostics (6)	14.2	12.5

Celera Diagnostics
Sales to the Applied Biosystems group (7)	$3.0	$—

(1)	The Applied Biosystems group recorded net revenues from leased instruments, consumables, and project materials to the Celera Genomics group and Celera Diagnostics.

(2)	The Applied Biosystems group used, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

(3)	The Applied Biosystems group paid the Celera Genomics group for the use of existing tax benefits acquired by the Celera Genomics group in business combinations and other tax benefits, including those associated with Celera Diagnostics in accordance with our tax allocation policy.

(4)	The Applied Biosystems group recorded its share of capital expenditures and working capital funding for Celera Diagnostics.

(5)	The Celera Genomics group recorded net revenues primarily for royalties generated by sales of some of the products of the Knowledge Business under an online marketing and distribution agreement with the Applied Biosystems group.

(6)	The Celera Genomics group recorded operating losses and its share of capital expenditures and working capital funding for Celera Diagnostics.

(7)	Celera Diagnostics recorded net revenues from the sale of diagnostics products to the Applied Biosystems group under a distribution agreement. On October 1, 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott Laboratories, pursuant to the profit-sharing alliance announced on June 30, 2002.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

For the three month periods ended September 30, 2002 and 2003, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$379,723	$16,806	$8,508	$—	$405,037
Intersegment revenues	2,948	551	13	(3,512)

Net Revenues	382,671	17,357	8,521	(3,512)	405,037
Cost of sales	186,290	2,722	3,655	(2,189)	190,478

Gross Margin	196,381	14,635	4,866	(1,323)	214,559
Selling, general and administrative	85,273	6,749	3,844	11,491	107,357
Corporate allocated expenses	9,358	1,477	656	(11,491)
Research, development and engineering	59,597	21,750	12,422	(1,357)	92,412
Amortization of intangible assets		725			725

Operating Income (Loss)	42,153	(16,066)	(12,056)	34	14,065
Gain (loss) on investments, net	1,188	(643)			545
Interest income, net	2,933	3,137			6,070
Other income (expense), net	84	(1,070)			(986)
Loss from joint venture		(12,056)		12,056

Income (Loss) before Income Taxes	46,358	(26,698)	(12,056)	12,090	19,694
Provision (benefit) for income taxes	12,980	(10,412)		1,114	3,682

Net Income (Loss)	$33,378	$(16,286)	$(12,056)	$10,976	$16,012

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at September 30, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$590,794	$101,686	$—	$—	$692,480
Short-term investments		688,655			688,655
Accounts receivable, net	345,668	8,160	5,583	(713)	358,698
Inventories, net	142,197	2,339	11,036	(139)	155,433
Prepaid expenses and other current assets	91,939	14,253	855	(4,664)	102,383

Total current assets	1,170,598	815,093	17,474	(5,516)	1,997,649
Property, plant and equipment, net	417,000	100,619	11,424	(317)	528,726
Other long-term assets	475,824	167,473	8,182	(25,378)	626,101

Total Assets	$2,063,422	$1,083,185	$37,080	$(31,211)	$3,152,476

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$130,875	$4,471	$7,765	$(5,124)	$137,987
Accrued salaries and wages	45,841	8,430	2,192		56,463
Accrued taxes on income	70,575	12,524			83,099
Other accrued expenses	225,021	41,763	1,732	(253)	268,263

Total current liabilities	472,312	67,188	11,689	(5,377)	545,812
Long-term debt		16,880			16,880
Other long-term liabilities	253,486	18,647	751		272,884

Total Liabilities	725,798	102,715	12,440	(5,377)	835,576

Total Stockholders’ Equity	1,337,624	980,470	24,640	(25,834)	2,316,900

Total Liabilities and Stockholders’ Equity	$2,063,422	$1,083,185	$37,080	$(31,211)	$3,152,476

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$33,378	$(16,286)	$(12,056)	$10,976	$16,012
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	24,990	5,507	1,823	(34)	32,286
Long-term compensation programs	736	284			1,020
(Gains) losses on investments	(1,188)	643			(545)
Deferred income taxes	(5,168)	59		1,086	(4,023)
Loss from joint venture and equity method investees		12,818		(12,056)	762
Nonreimbursable utilization of intergroup tax benefits	6,079	(6,079)
Changes in operating assets and liabilities:
Accounts receivable	64,867	8,548	(480)	(2,477)	70,458
Inventories	(7,473)	187	(2,196)		(9,482)
Prepaid expenses and other assets	3,392	(3,299)	(169)	2,781	2,705
Accounts payable and other liabilities	(71,977)	(18,010)	(1,458)	(276)	(91,721)

Net Cash Provided (Used) by Operating Activities	47,636	(15,628)	(14,536)	—	17,472

Investing Activities
Additions to property, plant and equipment, net	(17,196)	(857)	(156)	3	(18,206)
Proceeds from short-term investments, net		76,240			76,240
Investments in joint venture	(2,229)	(12,463)		14,692
Proceeds from the sale of assets, net	4,123	611		(3)	4,731

Net Cash Provided (Used) by Investing Activities	(15,302)	63,531	(156)	14,692	62,765

Financing Activities
Dividends	(8,880)				(8,880)
Net cash funding from groups			14,692	(14,692)
Purchases of common stock for treasury	(36,295)				(36,295)
Proceeds from stock issued for stock plans	5,309	1,166			6,475

Net Cash Provided (Used) by Financing Activities	(39,866)	1,166	14,692	(14,692)	(38,700)

Effect of Exchange Rate Changes on Cash	(3,340)				(3,340)

Net Change in Cash and Cash Equivalents	(10,872)	49,069	—	—	38,197
Cash and Cash Equivalents Beginning of Period	601,666	52,617			654,283

Cash and Cash Equivalents End of Period	$590,794	$101,686	$—	$—	$692,480

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2002

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$394,118	$23,186	$29	$—	$417,333
Intersegment revenues	1,779	462	2,951	(5,192)

Net Revenues	395,897	23,648	2,980	(5,192)	417,333
Cost of sales	193,298	3,418	2,417	(4,239)	194,894

Gross Margin	202,599	20,230	563	(953)	222,439
Selling, general and administrative	87,486	5,036	2,169	13,410	108,101
Corporate allocated expenses	10,790	1,956	664	(13,410)
Research, development and engineering	61,032	32,533	11,063	(1,337)	103,291
Amortization of intangible assets		2,700			2,700

Operating Income (Loss)	43,291	(21,995)	(13,333)	384	8,347
Interest income, net	3,194	5,185			8,379
Other income (expense), net	1,045	(3,160)			(2,115)
Loss from joint venture		(13,333)		13,333

Income (Loss) before Income Taxes	47,530	(33,303)	(13,333)	13,717	14,611
Provision (benefit) for income taxes	13,308	(13,654)		2,892	2,546

Income (Loss) from Continuing Operations	34,222	(19,649)	(13,333)	10,825	12,065
Loss from discontinued operations, net of income taxes	(16,400)				(16,400)

Net Income (Loss)	$17,822	$(19,649)	$(13,333)	$10,825	$(4,335)

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Consolidating Statement of Financial Position at June 30, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$601,666	$52,617	$—	$—	$654,283
Short-term investments		749,785			749,785
Accounts receivable, net	404,928	16,708	5,103	(3,190)	423,549
Inventories, net	140,833	2,526	8,840	(139)	152,060
Prepaid expenses and other current assets	84,393	10,510	686	(1,883)	93,706

Total current assets	1,231,820	832,146	14,629	(5,212)	2,073,383
Property, plant and equipment, net	409,626	104,742	12,574	(351)	526,591
Other long-term assets	485,269	185,178	8,699	(21,628)	657,518

Total Assets	$2,126,715	$1,122,066	$35,902	$(27,191)	$3,257,492

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$153,124	$10,241	$7,651	$(4,697)	$166,319
Accrued salaries and wages	63,859	11,886	3,878		79,623
Accrued taxes on income	73,611	12,332			85,943
Other accrued expenses	232,674	46,907	2,230	(376)	281,435

Total current liabilities	523,268	81,366	13,759	(5,073)	613,320
Long-term debt		17,101			17,101
Other long-term liabilities	265,274	21,373	139		286,786

Total Liabilities	788,542	119,840	13,898	(5,073)	917,207

Total Stockholders’ Equity	1,338,173	1,002,226	22,004	(22,118)	2,340,285

Total Liabilities and Stockholders’ Equity	$2,126,715	$1,122,066	$35,902	$(27,191)	$3,257,492

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2002

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Income (loss) from continuing operations	$34,222	$(19,649)	$(13,333)	$10,825	$12,065
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	23,588	12,074	911	(482)	36,091
Long-term compensation programs	1,930	570			2,500
Deferred income taxes	(13,131)	761		2,703	(9,667)
Loss from joint venture and equity method investees		17,442		(13,333)	4,109
Nonreimbursable utilization of intergroup tax benefits	9,716	(9,716)
Changes in operating assets and liabilities:
Accounts receivable	8,252	17,362	(17)	1,035	26,632
Inventories	(8,117)	(270)	(643)	(3)	(9,033)
Prepaid expenses and other assets	(11,608)	(1,351)	(471)	(6)	(13,436)
Accounts payable and other liabilities	(29,247)	(21,303)	(1,025)	(739)	(52,314)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	15,605	(4,080)	(14,578)	—	(3,053)

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(20,908)	(1,871)	(1,415)		(24,194)
Proceeds from short-term investments, net		107,356			107,356
Investments in joint venture	(1,786)	(14,207)		15,993

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(22,694)	91,278	(1,415)	15,993	83,162

Net Cash Used by Operating Activities of Discontinued Operations	(728)				(728)

Financing Activities
Net change in loans payable	9,137				9,137
Dividends	(8,931)				(8,931)
Net cash funding from groups			15,993	(15,993)
Purchases of common stock for treasury	(6,847)				(6,847)
Proceeds from stock issued for stock plans	3,387	11,633			15,020

Net Cash Provided (Used) by Financing Activities	(3,254)	11,633	15,993	(15,993)	8,379

Effect of Exchange Rate Changes on Cash	1,206				1,206

Net Change in Cash and Cash Equivalents	(9,865)	98,831	—	—	88,966
Cash and Cash Equivalents Beginning of Period	441,328	28,890			470,218

Cash and Cash Equivalents End of Period	$431,463	$127,721	$—	$—	$559,184

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing our historical operating results, financial condition and cash flows and also to convey our expectations of the potential impact of known trends, events or uncertainties that may impact our future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2003 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. When used in the management discussion, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

Overview
We are comprised of three business segments: the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics.

The Applied Biosystems group serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries, develop new pharmaceuticals, and conduct standardized testing.

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, and to discover and develop new therapeutics. Its Celera Discovery SystemTM online platform, marketed exclusively through the Applied Biosystems group’s Knowledge Business, is an integrated source of information based on the human genome and other biological and medical sources.

Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group, is focused on the discovery, development, and commercialization of novel diagnostic products.

In fiscal 1999, as part of a recapitalization of our Company, we created two classes of common stock referred to as “tracking” stocks. Tracking stock is a class of stock of a corporation intended to “track” or reflect the performance of a specific business within the corporation.

Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Celera Genomics group. There is no single security that represents the performance of Applera Corporation as a whole, nor is there a separate security traded for Celera Diagnostics.

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

More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 11 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our three segments.

The following noteworthy developments have occurred since the beginning of fiscal 2004:

Applied Biosystems Group
•	In September 2003, Catherine M. Burzik joined the Applied Biosystems group as Executive Vice President, responsible for global commercial activities, and became a member of the Applera Executive Committee.
•	Also in September 2003, the Applied Biosystems group announced the introduction of the 8500 Affinity Chip Analyzer, which rapidly identifies and characterizes antibody diagnostic and therapeutic candidates.

Celera Diagnostics
•	In September 2003, Celera Diagnostics announced the discovery of several novel genetic markers associated with an increased risk for myocardial infarction, or heart attack.
•	In October 2003, Celera Diagnostics announced a research collaboration with Merck & Co. to identify and validate genetic markers useful in the development of prognostic tests and therapeutics for selected cancers.

Critical Accounting Policies

Please refer to the discussion of our critical accounting policies contained in the management’s discussion and analysis section of our 2003 Annual Report to Stockholders (which discussion is incorporated herein by reference).

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Events Impacting Comparability

We are providing the following information on some items that represent actions taken by us or events that occurred in the periods indicated. We describe the effect of these items on our reported earnings for the purpose of providing you with a better understanding of our on-going operations. You should consider these items when making comparisons to past performance and assessing prospects for future results.

Acquired In-Process Research and Development

During fiscal 2002, we acquired Axys Pharmaceuticals, Inc. and recorded a charge to write off the value of acquired in-process research and development (“IPR&D”). As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses.

The Axys projects acquired as part of the acquisition are in various stages of research and development or are no longer being pursued. The continuing projects will require additional research and development efforts by the Celera Genomics group or its collaborators before any eventual products can be marketed, if ever. These efforts include extensive pre-clinical and clinical testing and are subject to lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration. The nature and timing of these remaining efforts are dependent on successful testing and clearance or approval of the products as well as maintaining the existing collaborative relationships and entering into new collaborative relationships. If collaboration partners terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization process could be delayed or abandoned.

During the first quarter of fiscal 2004, we continued to pursue all acquired projects that were active as of June 30, 2003, and the pre-clinical studies for these projects are expected to continue through fiscal 2004, with the anticipation that at least one of the compounds, most likely from one of the partnered projects, could enter clinical trials during fiscal 2004. The Celera Genomics group’s partners will make clinical development decisions with respect to partnered compounds.

The costs to complete the proprietary projects depend on how the Celera Genomics group decides to commercialize the projects, including whether to partner the project, and at what stage to partner. The Celera Genomics group has in the past reviewed and continues to review the proprietary pre-clinical projects. These reviews may lead to revised prioritization, resourcing and strategies to move toward clinical trials and commercialization. As a result of these actions, actual results for some programs have varied, and for others in the future may vary, from the valuation assumptions outlined in Note 2 to our consolidated financial statements contained in our 2003 Annual Report to Stockholders.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Other Special Charges

During the second quarter of fiscal 2003, the Applied Biosystems group recorded pre-tax charges totaling $33.8 million associated with the termination of approximately 400 employees, mainly in the U.S. and Europe, impairment of assets, and office closures. Positions eliminated were primarily within the areas of research, manufacturing, sales, marketing and administration. In the fourth quarter of fiscal 2003, the Applied Biosystems group recorded a pre-tax benefit of $4.3 million for a reduction in anticipated employee-related costs associated with this program. The following table details the major components of the special charges:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairment	Office Closures	Total

Total charges	$22.9	$9.5	$1.4	$33.8
Cash payments	15.4		0.6	16.0
Non-cash charges		9.5	0.5	10.0
Reduction of expected costs	4.3			4.3

Balance at September 30, 2003	$3.2	$—	$0.3	$3.5

Approximately 370 employees had been terminated as of September 30, 2003. The termination of the remaining employees and the cash expenditures relating to the workforce reductions and office closures are expected to be substantially complete by the end of calendar year 2003, and will be funded primarily by cash provided by operating activities.

Discussion of Consolidated Operations

Results of Continuing Operations—The Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)

Net revenues	$417.3	$405.0	(2.9%)
Cost of sales	194.9	190.4	(2.3%)

Gross margin	222.4	214.6	(3.5%)
SG&A expenses	108.1	107.4	(0.6%)
R&D	103.3	92.4	(10.6%)
Amortization of intangible assets	2.7	0.7	(74.1%)

Operating income	8.3	14.1	69.9%
Gain on investments, net		0.5
Interest income, net	8.4	6.0	(28.6%)
Other income (expense), net	(2.1)	(0.9)	(57.1%)

Income before income taxes	14.6	19.7	34.9%
Provision for income taxes	2.5	3.7	48.0%

Income from continuing operations	$12.1	$16.0	32.2%

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

We reported income from continuing operations of $16.0 million in the first quarter of fiscal 2004 compared with $12.1 million in the first quarter of fiscal 2003. The increase in income from continuing operations reflected lower R&D expenses, partially offset by lower net revenues and net interest income. The effect of foreign currency increased income from continuing operations in the first quarter of fiscal 2004 by approximately 12% compared to the prior year quarter. Please refer to the discussion on pages 29 to 36 of this quarterly report for further information on the financial results of our segments.

Net revenues in the first quarter of fiscal 2004 decreased compared with the prior year quarter. Revenues decreased at the Applied Biosystems group, due primarily to lower sequencing-related revenues caused by delays in government funding, which resulted in reduced purchases by large genome centers. In addition, manufacturing capabilities of the Applied Biosystems/MDS Sciex joint venture could not fulfill stronger than expected demand for the recently introduced 4000 Q TRAP® LC/MS/MS System. Fiscal 2003 first quarter revenue for the Applied Biosystems group included $5.4 million for a license relating to some mass spectrometry technology and $3.9 million of end-user sales of Celera Diagnostics products that are now distributed by Abbott Laboratories rather than the Applied Biosystems group. Net revenues also decreased at the Celera Genomics group, primarily resulting from the contractual expiration of various Online/Information Business customer agreements. The favorable effects of foreign currency increased net revenues by approximately 2% compared to the prior year quarter.

Gross margin, as a percentage of net revenues, was 53.0% for the first quarter of fiscal 2004 compared with 53.3% for the first quarter of fiscal 2003. The lower gross margin percentage in fiscal 2004 was due primarily to a change in product sales mix at the Applied Biosystems group and lower revenues at the Celera Genomics group, partially offset by the favorable effects of foreign currency.

SG&A expenses, as a percentage of net revenues, increased to 26.5% for the first quarter of fiscal 2004 compared to 25.9% for the first quarter of fiscal 2003 primarily due to increased pension, insurance and legal expenses at the Applied Biosystems group, higher employee-related costs, including severance, at the Celera Genomics group, and a $1.1 million charge related to a facility lease agreement at Celera Diagnostics, partially offset by the reduction in personnel announced in December 2002 at the Applied Biosystems group.

R&D expenses decreased by $10.9 million for the first quarter of fiscal 2004 to $92.4 million from $103.3 million for the first quarter of fiscal 2003. This decrease was primarily due to the completion of the Applera Genomics Initiative, the costs of which were shared among our three businesses, and programs eliminated at the Celera Genomics group resulting from the June 2002 restructuring and related transformation of the business, lower Online/Information Business R&D, and $2.9 million recorded in the first quarter of fiscal 2003 for asset write-downs associated with the Rockville sequencing facility. This decrease was partially offset by continued spending on the development of new products and technologies by the Applied Biosystems group and diagnostics discovery and development programs by Celera Diagnostics.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Interest income, net decreased slightly primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments balances during the first quarter of fiscal 2004 compared to the prior year quarter.

The increase in the effective tax rate is primarily due to changes in forecasted R&D credits.

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.4 billion at September 30, 2003 and June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at September 30, 2003. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our normal operating cash flow needs, planned capital expenditures, dividends, and planned share repurchases for the foreseeable future. However, we may raise additional capital from time to time.

(Dollar amounts in millions)	June 30, 2003	September 30, 2003

Cash and cash equivalents	$654.3	$692.5
Short-term investments	749.8	688.6

Total cash and cash equivalents and short-term investments	$1,404.1	$1,381.1
Total debt	17.1	16.9
Working capital	1,460.1	1,451.8
Debt to total capitalization	0.7%	0.7%

Cash and cash equivalents increased in the first three months of fiscal 2004 as cash generated from operating activities and proceeds from the sales and maturities of short-term investments, sales of assets and proceeds from stock issuances exceeded the amount expended on capital assets, payment of dividends, and the repurchase of Applera-Applied Biosystems stock. Our cash and short-term investments decreased by $23.0 million during the first quarter of fiscal 2004, net of the conversion of approximately $16 million of long-term investments to short-term investments. Net cash flows of continuing operations for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2002	2003

Net cash from operating activities	$(3.1)	$17.5
Net cash from investing activities	83.2	62.8
Net cash from financing activities	8.4	(38.7)

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Operating activities:
Net cash from operating activities of continuing operations for the first three months of fiscal 2004 increased $20.6 million in comparison to the first three months of fiscal 2003 resulting primarily from a larger decrease in accounts receivable due to lower sales in fiscal 2004 and the timing of the receipt of dividends from investments in unconsolidated subsidiaries, partially offset by the funding of our U.S. pension plan of approximately $28 million in the first quarter of fiscal 2004 and the timing of royalty and vendor payments.

Investing activities:
Capital expenditures, net of disposals, were $6.0 million less than the prior fiscal year quarter primarily due to lower expenditures for the Applied Biosystems group’s Pleasanton, CA facility. During the first three months of fiscal 2004, proceeds generated from the sales and maturities of short-term investments were $31.1 million lower than in the prior year quarter.

Financing activities:
During the first three months of fiscal 2004, we repurchased 1.7 million shares of Applera-Applied Biosystems stock for $36.3 million. During the first three months of fiscal 2003, we repurchased 380,000 shares of Applera-Applied Biosystems stock for $6.8 million.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

Results of Continuing Operations—The Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)

Net revenues	$395.9	$382.7	(3.3%)
Cost of sales	193.3	186.3	(3.6%)

Gross margin	202.6	196.4	(3.1%)
SG&A expenses	98.3	94.6	(3.8%)
R&D	61.0	59.6	(2.3%)

Operating income	43.3	42.2	(2.5%)
Gain on investments, net		1.2
Interest income, net	3.2	2.9	(9.4%)
Other income (expense), net	1.0	0.1	(90.0%)

Income before income taxes	47.5	46.4	(2.3%)
Provision for income taxes	13.3	13.0	(2.3%)

Income from continuing operations	$34.2	$33.4	(2.3%)

Percentage of net revenues:
Gross margin	51.2%	51.3%
SG&A expenses	24.8%	24.7%
R&D	15.4%	15.6%
Operating income	10.9%	11.0%

Effective income tax rate	28%	28%

Income from continuing operations decreased in the first quarter of fiscal 2004 primarily due to lower revenues, partially offset by a decrease in SG&A and R&D expenses. The effect of foreign currency increased income from continuing operations in the first quarter of fiscal 2004 by approximately 4% compared to the prior year quarter.

Net revenues decreased from the prior year quarter due primarily to lower sequencing-related revenues caused by delays in government funding, which resulted in reduced purchases by large genome centers. The favorable effects of foreign currency increased net revenues during the first quarter of fiscal 2004 by approximately 2% as compared to the prior year quarter. Fiscal 2003 first quarter revenue included $5.4 million for a license relating to some mass spectrometry technology and $3.9 million of end-user sales of Celera Diagnostics products that are now distributed by Abbott Laboratories rather than the Applied Biosystems group. The following table sets forth the Applied Biosystems group’s revenues by geographic area for the first quarter ended September 30:

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)

United States	$212.6	$189.7	(10.8%)
Europe	96.5	104.2	8.0%
Asia Pacific	74.2	77.3	4.2%
Latin America and other markets	12.6	11.5	(8.7%)

Total	$395.9	$382.7	(3.3%)

The effects of foreign currency increased revenues by approximately 5% in Europe and 2% in Asia Pacific during the first quarter of fiscal 2004 compared to the prior year quarter. The decrease in sales in the U.S. is due to the delay in government funding to our U.S. genome center customers.

For the first quarter of fiscal 2004, revenues from instrument sales were $172.2 million, a decrease of 8.9% from $189.0 million in the prior year quarter. This decrease was primarily due to a decline in sales of the Applied Biosystems 3730xl DNA Analyzer to large genome centers, in part due to delays in government funding, which more than offset the growth in SDS and Other Applied Genomics instrument sales and Mass Spectrometry instrument sales. In addition, manufacturing capabilities of the Applied Biosystems/MDS Sciex joint venture could not fulfill stronger than expected demand for the recently introduced 4000 Q TRAP® LC/MS/MS System.

Consumables sales were $139.7 million in the first quarter of fiscal 2004 compared to $138.4 million in the first quarter of fiscal 2003, an increase of approximately 1.0%. This increase was primarily due to growth in sales of SDS and Other Applied Genomics consumables which more than offset declines in DNA Sequencing consumables sales. Sales growth in SDS and Other Applied Genomics consumables was due in part to increased sales of the Applied Biosystems Assays-on-Demand™ and Assays-by-Design™ products.

Revenues from other sources, which included service, royalties, licenses and contract research, increased 3.4% to $70.8 million in the first quarter of fiscal 2004 from $68.5 million in the first quarter of fiscal 2003. The prior year quarter included $5.4 million for a license relating to some mass spectrometry technology. The increase in fiscal 2004 resulted primarily from higher service and support revenues.

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three-month periods ended September 30:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)

DNA sequencing products	$149.3	$124.8	(16%)
% of total revenues	38%	33%

SDS and other applied genomics products	83.5	94.3	13%
% of total revenues	21%	25%

Mass Spectrometry	84.2	82.4	(2%)
% of total revenues	21%	21%

Core DNA synthesis and PCR products	49.0	51.2	4%
% of total revenues	12%	13%

Other	29.9	30.0	-%
% of total revenues	8%	8%

Total	$395.9	$382.7	(3%)

The three months ended September 30, 2002, includes a reclassification of $0.8 million from Other Product Lines to Mass Spectrometry.

Gross margin, as a percentage of net revenues, increased slightly from the prior year quarter, due primarily to the favorable effects of foreign currency, partially offset by changes in product sales mix.

As a percentage of net revenues, SG&A expenses decreased slightly from the first quarter of fiscal 2003 due primarily to the reduction in personnel announced in December 2002, partially offset by increased pension, insurance and legal expenses.

R&D expenses decreased $1.4 million from the first quarter of fiscal 2003 primarily as a result of the completion of funding for the Applera Genomics Initiative and the associated reduction in personnel announced in December 2002, partially offset by increased support for new products in development.

Interest income, net decreased primarily due to lower average interest rates, partially offset by higher average cash and cash equivalents for the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003.

The effective income tax rate was 28% in the first quarter of fiscal 2004 and 2003.

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $590.8 million at September 30, 2003 and $601.7 million at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

September 30, 2003. Cash provided by operating activities has been the Applied Biosystems group’s primary source of funds.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, its share of funding of the Celera Diagnostics joint venture, dividends, and planned share repurchases for the foreseeable future. However, we may raise additional capital from time to time and allocate it to the Applied Biosystems group.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	June 30, 2003	September 30, 2003

Cash and cash equivalents	$601.7	$590.8
Short-term investments

Total cash and cash equivalents and short-term investments	$601.7	$590.8
Total debt
Working capital	708.6	698.3
Debt to total capitalization	-%	-%

Cash and cash equivalents for the three months ended September 30, 2003 decreased as expenditures for capital assets, the funding of the Celera Diagnostics joint venture, the payment of dividends, and the repurchase of Applera-Applied Biosystems stock were only partially offset by cash generated from operating activities and proceeds from stock issuances. Net cash flows of continuing operations for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2002	2003

Net cash from operating activities	$15.6	$47.6
Net cash from investing activities	(22.7)	(15.3)
Net cash from financing activities	(3.3)	(39.9)

Operating activities:
Net cash from operating activities of continuing operations for the first three months of fiscal 2004 was $32.0 million higher than the first three months of fiscal 2003. This increase resulted primarily from higher income-related cash flows, a larger decrease in accounts receivable due to lower sales in fiscal 2004, and the timing of the receipt of dividends from investments in unconsolidated subsidiaries, partially offset by the funding of our U.S. pension plan of approximately $28 million in the first quarter of fiscal 2004 and the timing of royalty and vendor payments. The Applied Biosystems group’s days sales outstanding was 75 days at September 30, 2003, June 30, 2003 and September 30, 2002. Inventory on hand was 3.9 months at September 30, 2003 compared to 3.3 months at June 30, 2003.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Investing activities:
Capital expenditures for the first three months of fiscal 2004, net of disposals, were $3.7 million less than the prior fiscal year quarter primarily due to lower expenditures for the Pleasanton, CA facility. The first quarter of fiscal 2004 included $4.1 million of proceeds from the sale of investments.

Financing activities:
During the first three months of fiscal 2004, we repurchased 1.7 million shares of Applera-Applied Biosystems stock for $36.3 million. During the first three months of fiscal 2003, we repurchased 380,000 shares of Applera-Applied Biosystems stock for $6.8 million.

Celera Genomics Group
Results of Operations—The Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)

Net revenues	$23.6	$17.3	(26.7%)
Cost of sales	3.4	2.7	(20.6%)
R&D	32.5	21.8	(32.9%)
SG&A expenses	7.0	8.2	17.1%
Amortization of intangible assets	2.7	0.7	(74.1%)

Operating loss	(22.0)	(16.1)	(26.8%)
Loss on investments, net		(0.7)
Interest income, net	5.2	3.1	(40.4%)
Other income (expense), net	(3.2)	(1.0)	(68.8%)
Loss from joint venture	(13.3)	(12.0)	(9.8%)

Loss before income taxes	(33.3)	(26.7)	(19.8%)
Benefit for income taxes	13.7	10.4	(24.1%)

Net loss	$(19.6)	$(16.3)	(16.8%)

Effective income tax benefit rate	41%	39%

The lower net loss in the first quarter of fiscal 2004 primarily resulted from lower R&D expenses and lower amortization of intangible assets in fiscal 2004, partially offset by lower revenues and net interest income in fiscal 2004. Lower Online/Information Business operating income of $7.0 million in the first quarter of fiscal 2004 compared to $9.1 million in the first quarter of fiscal 2003 resulted from lower revenue partially offset by reduced operating expenses due to the Celera Genomics group’s decision to forgo new business unrelated to drug discovery. Expenses related to the Applera Genomics Initiative are not allocated to the Online/Information Business.

Online/Information Business revenues decreased to $15.3 million in the first quarter of fiscal 2004, compared to $20.6 million in the first quarter of fiscal 2003 primarily as a result of the contractual expiration of various customer agreements.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

R&D expenses decreased in the first quarter of fiscal 2004 in comparison to the same quarter last year primarily due to the completion of the Applera Genomics Initiative, the elimination of programs as a result of the June 2002 restructuring and related transformation of the business, lower Online/Information Business R&D, and $2.9 million recorded in the first quarter of fiscal 2003 for asset write-downs associated with the Rockville sequencing facility.

SG&A expenses increased in the first quarter of fiscal 2004 compared to the prior year quarter primarily due to higher employee-related costs, including severance.

Amortization expense of intangible assets decreased in the first quarter of fiscal 2004 due to the completion of the amortization of some intangible assets acquired as part of the acquisition of Axys Pharmaceuticals, Inc. in fiscal 2002.

Interest income, net decreased primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments balances during the first quarter of fiscal 2004 compared to the prior year quarter.

In the first quarter of fiscal 2004, other expense, net decreased compared to the prior year quarter due to lower losses recorded for equity method investments.

The effective income tax benefit rate was 39% in the first quarter of fiscal 2004 compared to 41% in the first quarter of fiscal 2003. The decrease in the effective income tax benefit rate was primarily attributable to changes in forecasted R&D credits.

Celera Genomics Group
Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $790.3 million at September 30, 2003 and $802.4 million at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at September 30, 2003.

We believe that existing funds and existing sources of debt financing are adequate to satisfy the Celera Genomics group’s normal operating cash flow needs, planned capital expenditures and its share of funding of the Celera Diagnostics joint venture for the foreseeable future. However, we may raise additional capital from time to time and allocate it to the Celera Genomics group.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

(Dollar amounts in millions)	June 30, 2003	September 30, 2003

Cash and cash equivalents	$52.6	$101.7
Short-term investments	749.8	688.6

Total cash and cash equivalents and short-term investments	$802.4	$790.3
Total debt	17.1	16.9
Working capital	750.8	747.9
Debt to total capitalization	1.7%	1.7%

Cash and cash equivalents for the first three months of fiscal 2004 increased as proceeds from the sales and maturities of short-term investments, sales of assets, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture and the purchase of capital assets. The Celera Genomics group’s cash and short-term investments decreased by $12.1 million during the first quarter of fiscal 2004, net of the conversion of approximately $16 million of long-term investments to short-term investments. Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2002	2003

Net cash from operating activities	$(4.1)	$(15.6)
Net cash from investing activities	91.3	63.5
Net cash from financing activities	11.6	1.2

Operating activities:
Net cash used by operating activities for the first three months of fiscal 2004 was $11.5 million higher than the first three months of fiscal 2003. The higher use of cash resulted primarily from higher net cash operating losses, a lower decrease in accounts receivable and a larger decrease in accounts payable in fiscal 2004 due to the timing of purchases, partially offset by a lower decrease in deferred revenues.

Investing activities:
Net cash from investing activities for the first three months of fiscal 2004 decreased from the first three months of fiscal 2003 due to lower proceeds received from the sales and maturities of short-term investments.

Financing activities:
Net cash from financing activities for the first three months of fiscal 2004 decreased from the first three months of fiscal 2003 due to lower proceeds received from employee stock option exercises.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Celera Diagnostics

Results of Operations—The Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)

Net revenues	$3.0	$8.5	183.3%
Cost of sales	2.4	3.6	50.0%
R&D	11.1	12.4	11.7%
SG&A expenses	2.8	4.5	60.7%

Operating loss	$(13.3)	$(12.0)	(9.8%)

Revenues for the first quarter of fiscal 2004 increased to $8.5 million, compared to $3.0 million in the same period last year. Revenues consist primarily of $6.1 million of equalization payments from Abbott Laboratories resulting from the profit-sharing alliance between Abbott and Celera Diagnostics. Equalization payments fluctuate from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user product sales of products manufactured by Celera Diagnostics were $9.1 million for the first quarter of fiscal 2004 and $3.9 million for the first quarter of fiscal 2003.

R&D expenses increased in the first quarter of fiscal 2004 as a result of increased spending for discovery programs and product development. SG&A expenses for the first quarter of fiscal 2004 included a $1.1 million charge related to a facility lease agreement.

Outlook

Applied Biosystems Group

The Applied Biosystems group continues to expect that the introduction and adoption of new products, the level of commercial investments in life science R&D, and the level and timing of government funding for life science research will influence revenue growth in fiscal 2004. While the government-funding situation in both the U.S. and Japan has not changed significantly since our fiscal 2003 year-end earnings conference call in July, we now are more cautious about the situation in Europe as a result of difficult economic conditions in parts of that region.

At this time, the Applied Biosystems group reiterates its previous forecast for single digit annual revenue growth in fiscal 2004, weighted toward the second half of the fiscal year due, in part, to the timing of new product introductions, the timing of 3730xl instrument sales to the large genome centers in fiscal 2003 and anticipated 3730xl instrument sales in fiscal 2004, and the timing of the release of U.S. and Japanese life science budgets. Assuming the previously discussed funding issues are resolved for the large genome centers, the Applied Biosystems group expects fiscal 2004 first half revenues to approximately equal those of the prior year period.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

During fiscal 2004, the Applied Biosystems group expects each of the three product types—instruments, consumables, and other sources—to generate annual revenue growth. Regarding fiscal 2004 revenue growth for the five product categories, the Applied Biosystems group expects both the SDS & Other Applied Genomics product category and the Mass Spectrometry product category to generate annual revenue growth. In Mass Spectrometry during the first quarter of fiscal 2004, the manufacturing capabilities of the Applied Biosystems/MDS Sciex Joint Venture could not fulfill stronger than expected demand for the recently introduced 4000 Q Trap® LC/MS/MS System. We do not anticipate that the 4000 Q Trap system manufacturing issues will be fully resolved before the third quarter. The Applied Biosystems group does not expect any significant change in the absolute level of revenue generated by either the Core DNA Synthesis and PCR product category or the Other Products category during fiscal 2004. Finally, for the DNA Sequencing product category, the Applied Biosystems group expects annual revenue to decline modestly during fiscal 2004, primarily as a result of more modest sales of the 3730xl system to large genome centers and, to a lesser degree, the continued decline of sequencing consumables sales.

The Applied Biosystems group presently estimates that fiscal 2004 gross margin will be approximately equal to that of fiscal 2003. The Applied Biosystems group expects SG&A expenses to increase as a percent of total revenues during fiscal 2004 due to a variety of factors, including legal expenses associated with our recently announced legal actions against F. Hoffmann-La Roche Ltd., costs associated with the development of, and enhancements to, the new Applied Biosystems Portal, and increased insurance and pension costs. The Applied Biosystems group expects total R&D expenditures to increase slightly in fiscal 2004, primarily due to new product introductions.

The Applied Biosystems group expects the effective tax rate for fiscal 2004 to be approximately 28 percent. Future tax legislation may repeal or replace the existing U.S. export tax regime, as well as significantly change other international tax provisions of the Internal Revenue Code. Such changes may result in a change in the effective tax rate for the Applied Biosystems group.

While the Applied Biosystems group anticipates that the fiscal 2004 earnings per diluted share growth rate, before unusual items in fiscal 2003, will exceed the estimated revenue growth rate, the Applied Biosystems group anticipates that second quarter earnings per share will be at, or slightly above or below, prior year quarter results. The weighting of earnings growth to the second half of the fiscal year is primarily due to a number of factors, including higher than normal technology license fees during the first and second quarters of fiscal 2003 and the timing of new product introductions in fiscal 2004.

Capital spending in fiscal 2004 is anticipated to be approximately $90 million.

Celera Genomics Group

The Celera Genomics group believes that at least one of its compounds, most likely one of its partnered compounds, could enter clinical trials during fiscal 2004. The Celera Genomics group’s partners will make clinical development decisions with respect to partnered compounds. During the

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

current fiscal year, the Celera Genomics group plans to complete the target identification and validation phases of its three ongoing proteomic oncology programs, and to initiate at least one new proteomic discovery program.

The Celera Genomics group intends to establish one or more strategic relationships that advance its pipeline and/or leverage its combination of genomic, proteomic and bioinformatic capabilities. It plans to establish a relationship to identify and develop therapeutic antibodies against therapeutic targets discovered through the Celera Genomics group’s proteomic programs. In addition, the Celera Genomics group may partner other therapeutic discovery programs that it elects not to pursue independently.

The financial outlook for the Celera Genomics group for fiscal 2004 is as follows:

•	The Celera Genomics group’s net cash use is expected to be between $90 and $100 million. This outlook includes the Celera Genomics group’s portion of the funding for the Celera Diagnostics joint venture, which portion is expected to be in the range of $25 to $30 million. The impact of higher cash requirements for therapeutic programs and lower Online/Information Business revenues and operating profit should be partially offset by lower losses and cash demands related to Celera Diagnostics, and the recent conversion of approximately $16 million of long-term treasury securities to short-term investments.

•	The Celera Genomics group believes R&D expenses will be comparable to fiscal 2003 levels, as decreased R&D spending in support of the Online/Information Business and discontinued programs should be offset by increases in therapeutic discovery and development programs. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be in the range of $38 to $44 million.

•	The Celera Genomics group anticipates fiscal 2004 revenues will continue to trend downward to a range of $55 to $60 million. Additional Online/Information Business agreements are expected to expire during fiscal 2004. Consistent with its strategic plan for drug discovery and development, the Celera Genomics group is not seeking additional sequencing or other service business. As a result, the Celera Genomics group does not expect significant revenue from sequencing or other service activities during fiscal 2004; service revenues exceeded $5 million in fiscal 2003.

Celera Diagnostics

For fiscal 2004, end-user sales of products manufactured by Celera Diagnostics and marketed primarily through the alliance with Abbott Laboratories are expected to approximately double to a range of $45 to $50 million. Celera Diagnostics anticipates fiscal 2004 pre-tax losses decreasing to a range of $38 to $44 million, and fiscal 2004 net cash use decreasing to a range of $46 to $52 million, including capital spending of approximately $5 million. Celera Diagnostics is assessing options for expanding manufacturing capacity that may additionally impact its total cash requirements for fiscal

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

2004. This outlook assumes continued demand growth for current products, such as ASRs for cystic fibrosis and products for infectious disease testing.

Forward-Looking Statements

Some statements contained in, or incorporated by reference in, this quarterly report are forward- looking. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this quarterly report are based on our current expectations and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described below under the headings “Factors Relating to the Applied Biosystems Group,” “Factors Relating to the Celera Genomics Group,” and “Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between the Applied Biosystems Group and Celera Genomics Group.”

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products, and pursue new market opportunities. A significant portion of the net revenues for the Applied Biosystems group each year is derived from products that did not exist in the prior year. The Applied Biosystems group’s products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. The Applied Biosystems group’s future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products with new products or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and its future operating results. The pursuit of

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

new market opportunities will add further complexity and require additional management attention and resources as these markets are addressed. The inability to gain market acceptance of new products could also adversely affect the group’s future operating results.

The Applied Biosystems group relies on third parties for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, there can be no assurance that their operations will not be disrupted. The Applied Biosystems group does not currently have alternative third party manufacturing or supply arrangements for some of the key products and key components manufactured or supplied by third parties. Although the Applied Biosystems group has its own manufacturing facilities, and believes it might be able to manufacture some of the products and components currently sourced from third parties, it also believes that it would take considerable time and resources to establish the capability to do so. Accordingly, if third party manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be adversely affected.

The Applied Biosystems group’s Knowledge Business may not be successful. In April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Genomics group’s Celera Discovery System™ and related human genomic and other biological and medical information under the terms of a 10-year marketing and distribution agreement. The Applied Biosystems group is integrating the Celera Discovery System and the Celera Genomics group’s related information into its Knowledge Business by combining current Applied Biosystems assay, human identification and forensics, and cell biology products with new biological information content and analytical tools. The Knowledge Business is an emerging business, and the Applied Biosystems group believes that in order for it to be successful the Applied Biosystems group will have to continue devoting a significant amount of resources to researching, developing, marketing, and distributing Knowledge Business products and services. The market for these products and services is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product and service offerings of the Knowledge Business.

A significant portion of sales depends on customers’ capital spending policies that may be subject to significant and unexpected decreases. A significant portion of the Applied Biosystems group’s instrument product sales are capital purchases by its customers. The Applied Biosystems group’s customers include pharmaceutical, environmental, research, biotechnology, and chemical companies, and the capital spending policies of these companies can have a significant effect on the demand for the Applied Biosystems group’s products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending policies of these companies could significantly reduce the demand for the Applied Biosystems group’s products.

A substantial portion of the Applied Biosystems group’s sales is to customers at universities or research laboratories whose funding is dependent on both the amount and timing of funding from

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase the Applied Biosystems group’s products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the business of the Applied Biosystems group could be adversely affected.

The Applied Biosystems group is currently and could in the future be subject to claims for infringement of patents and other intellectual property rights. The Applied Biosystems group’s products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and the Applied Biosystems group’s belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against the Applied Biosystems group asserting that the Applied Biosystems group had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated such technologies into the Applied Biosystems group’s products. The Applied Biosystems group has been made a party to litigation regarding intellectual property matters, including the litigation described in the following paragraph and elsewhere in this report, some of which, if determined adversely, could have a material adverse effect on the Applied Biosystems group. Due to the fact that the Applied Biosystems group’s business depends in large part on rapidly developing and dynamic technologies, there remains a constant risk of intellectual property litigation affecting the group. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. It may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

Several lawsuits have been filed against us that could affect the continuing operations of the Applied Biosystems group, including the following:

•	In response to claims by us against MJ Research, Inc., MJ Research filed counterclaims against us including, among others, allegations that we have licensed and enforced some polymerase chain reaction, or PCR, patents through anticompetitive conduct in violation of federal and state antitrust laws. Subsequently, MJ Research filed a lawsuit against us based on the allegation that four patents underlying the Applied Biosystems group’s DNA sequencing instruments were invalidly obtained because an alleged inventor, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the lawsuit. Henry Huang has filed a lawsuit against us

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

alleging that he is the sole inventor of the four patents referred to above, and the issues involved in his claim are related to the issues in the MJ Research claim. Although the MJ Research case has been dismissed pending appeal, the case filed by Henry Huang is still pending.
•	Promega Corporation has filed a lawsuit against us alleging that the Applied Biosystems group, along with some other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits.
•	Beckman Coulter, Inc. has filed a lawsuit against us alleging that the Applied Biosystems group is infringing three Beckman Coulter patents, although it has not identified the specific facts on which the allegation is based.
•	Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits, some of our Assays-on-Demand™ products and Assays-by-DesignSM services, and the Celera Discovery System. Genetic Technologies Limited has also alleged that haplotyping analysis performed by our businesses infringes these patents.

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

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group’s net revenues for our 2003 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

The Applied Biosystems group’s Knowledge Business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

and functions. Because the Applied Biosystems group’s Knowledge Business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Applied Biosystems group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Applied Biosystems group’s hardware or software malfunctions or access to the Applied Biosystems group’s data by internal Knowledge Business research personnel or Knowledge Business customers through the Internet is interrupted, the Knowledge Business could suffer.

The Applied Biosystems group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Knowledge Business online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Applied Biosystems group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers’ access to the Knowledge Business product offerings, it could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Knowledge Business.

Earthquakes could disrupt operations in California. The headquarters and principal operations of the Applied Biosystems group are located in the San Francisco Bay area, a region near major California earthquake faults. The ultimate impact of earthquakes on the Applied Biosystems group, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

Applera-Applied Biosystems stock price is volatile. The market price of Applera-Applied Biosystems stock has been and may continue to be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;
•	price and volume fluctuations in the stock market at large which do not relate to the Applied Biosystems group’s operating performance; and
•	comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Applied Biosystems group’s ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subjects of securities class action litigation. If

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

litigation was instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $675 million as of September 30, 2003, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $101 million as of September 30, 2003. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments. Effective April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System and the Celera Genomics group’s related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement. Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of some products sold by the Applied Biosystems group’s Knowledge Business after July 1, 2002. This royalty rate and the corresponding payments to be made to the Celera Genomics group were based on the performance of the Knowledge Business that the groups anticipated at the time of the execution of the agreement. The Applied Biosystems group has not guaranteed any minimum royalty payments to the Celera Genomics group, and the actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize Knowledge Business products subject to the royalty. The Knowledge Business is an emerging business, and the Applied Biosystems group has not proven its ability to successfully commercialize Knowledge Business products. The Celera Genomics group believes that in order for the Knowledge Business to be successful, and in particular for it to meet original expectations, the Applied Biosystems group will have to continue devoting a significant amount of its resources to researching, developing, marketing, and distributing Knowledge Business products and services. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group’s use of its resources, including for products subject to the royalty. In addition, the market for these products

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of the product offerings of the Knowledge Business.

The Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 30, 2002, and therefore its future revenues from its sale of these products and services will be limited. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group described in the preceding paragraph, the Celera Genomics group will receive all revenues under, and be responsible for all costs and expenses associated with, the Celera Discovery System and related information contracts that were entered into on or prior to June 30, 2002. However, the Applied Biosystems group Knowledge Business took full responsibility for marketing and contracting for the Celera Discovery System and related products and services after that date. Accordingly, the Celera Genomics group does not expect any revenues from the Celera Discovery System and related products and services other than under contracts existing on June 30, 2002, so long as they remain in effect, and from potential royalty payments from the Applied Biosystems group under the marketing and distribution agreement. The Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below a total of $62.5 million during the four fiscal years ending with the 2006 fiscal year, if the shortfall is due to the actions of the Knowledge Business including changes in marketing strategy for the Celera Discovery System. However, this commitment is also subject to the Celera Genomics group otherwise continuing to perform under these contracts and does not protect the Celera Genomics group from lost revenue due to other circumstances such as a customer bankruptcy. Although under some contracts with existing Celera Discovery System customers the Celera Genomics group is entitled to milestone payments or future royalties based on products developed by its customers, the Celera Genomics group believes these arrangements are unlikely to produce any significant revenue for the group.

Because of the close working relationship between the Celera Genomics group and the Applied Biosystems group under the marketing and distribution agreement, it may be difficult to ascertain responsibility for claims, liabilities, or other issues that may arise under Celera Discovery System contracts or the marketing and distribution agreement. Under the marketing and distribution agreement described above, the two groups have agreed to cooperation guidelines to enable the Celera Genomics group to perform its obligations under existing Celera Discovery System agreements and to facilitate the development of the Knowledge Business. These guidelines provide for the application of relevant resources and expertise of the groups to the relationship, and have led to a close working relationship among personnel within the two groups. Because of this working relationship, if any customers assert any claims under Celera Discovery System contracts, it may be difficult to determine which group was responsible for the actions that gave rise to the claim. In addition, the Knowledge Business may from time to time take good faith actions in pursuit of its marketing strategy that affect Celera Discovery System contracts that were in existence on June 30, 2002. Because of the working relationship between the two groups, it may be difficult to determine whether the actions of the Applied Biosystems group are within the scope of the reimbursement obligation described above.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The Celera Genomics group’s ability to develop and commercialize proprietary therapeutic products is unproven. As the Celera Genomics group expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products. It is possible that the Celera Genomics group’s discovery and development efforts will not result in any commercial products. In particular, the Celera Genomics group and its collaborators are seeking to develop new therapeutic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics, including genetic markers identified by the large-scale disease association studies being performed by Celera Diagnostics. These methods are unproven, as few therapeutic products based on genomic or proteomic discoveries have been developed and commercialized and, to our knowledge, to date no one has developed or commercialized any therapeutic products based on the Celera Genomics group’s technologies. In addition, pursuant to its current business and scientific plan, the Celera Genomics group is seeking to capitalize on its relationship with Celera Diagnostics through the evaluation of the therapeutic relevance of targets that Celera Diagnostics may identify in its disease association studies. However, Celera Diagnostics is not obligated to continue those studies, and if Celera Diagnostics discontinues in whole or in part its disease study program, the Celera Genomics group’s business and scientific plan could be adversely affected.

Therapeutic product candidates may never result in a commercialized product. All of the Celera Genomics group’s therapeutic product candidates are in various stages of research and development and will require significant additional research and development efforts by the Celera Genomics group or its collaborators before they can be marketed. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and clearance or approval by the FDA and comparable agencies in other countries. The Celera Genomics group’s development of therapeutic products is highly uncertain and subject to a number of significant risks. To date, the Celera Genomics group has not commercialized a therapeutic product and the Celera Genomics group does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever. Therapeutic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

•	the Celera Genomics group or its collaborators may not successfully complete any research and development efforts;
•	the Celera Genomics group or its collaborators may not successfully build the necessary preclinical and clinical development organizations;
•	any therapeutic product candidates that the Celera Genomics group or its collaborators develop may be found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects;
•	the Celera Genomics group or its collaborators may fail to obtain required regulatory approvals for products they develop;
•	the Celera Genomics group or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;
•	the Celera Genomics group or its collaborators may fail to build necessary distribution channels;

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

•	the Celera Genomics group’s or its collaborators’ products may not be competitive with other existing or future products;
•	adequate reimbursement for the Celera Genomics group’s or its collaborators’ products may not be available to healthcare providers and patients from the government or insurance companies; and
•	the Celera Genomics group or its collaborators may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent the Celera Genomics group or its collaborators from commercializing their products.

If the Celera Genomics group fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaborators do not perform under collaboration agreements, development of its therapeutic product candidates could be delayed. The Celera Genomics group’s strategy for the discovery, development, clinical testing, manufacturing and commercialization of most of its therapeutic product candidates includes entering into collaborations with partners. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

Each of the Celera Genomics group’s existing collaboration agreements may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials and commercialization activities by the Celera Genomics group’s collaborators are not within the Celera Genomics group’s control. The Celera Genomics group cannot ensure that its collaborators will perform their obligations as expected. If any of the Celera Genomics group’s collaborators terminate their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed or otherwise adversely affected. If in some cases the Celera Genomics group assumes responsibilities for continuing programs on its own after termination of a collaboration, the Celera Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel some development programs.

If the Celera Genomics group fails to satisfy regulatory requirements for any therapeutic product candidate, the Celera Genomics group will be unable to complete the development and commercialization of that product. The Celera Genomics group is currently developing its internal capability to move potential products through clinical testing, manufacturing and the approval processes of the FDA and comparable agencies in other countries. In the U.S., either the Celera Genomics group or its collaborators must show through pre-clinical studies and clinical trials that each of the Celera Genomics group’s therapeutic product candidates is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that product. Outside of the U.S., the regulatory requirements vary from country to country. If the Celera Genomics group or its collaborator fails to adequately show the safety and effectiveness of a therapeutic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials. The Celera

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Genomics group cannot be certain that it will show sufficient safety and effectiveness in its clinical trials to allow it to obtain the needed regulatory clearance or approval for any therapeutic product candidate. The regulatory review and approval process can take many years and require substantial expense and may not be successful. Many companies in the therapeutic industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

Even if the Celera Genomics group obtains regulatory clearance or approval for a particular therapeutic product, it will be subject to risks and uncertainties relating to regulatory compliance, including post-approval clinical studies and inability to meet the compliance requirements of the FDA’s Good Manufacturing Practices regulations. In addition, identification of some adverse side effects after a therapeutic product is on the market or the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of approval, or could require reformulation of a therapeutic product, additional testing, or changes in labeling of the product. This could delay or prevent the Celera Genomics group from generating revenues from the sale of that therapeutic product.

For some of the Celera Genomics group’s research and product development programs, particularly its proteomics efforts, the Celera Genomics group needs access to human and other tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human and other tissue samples. If the Celera Genomics group loses access to sufficient numbers or sources of tissue samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue samples or other biological materials, these research and development programs and the Celera Genomics group’s business could be adversely affected.

The pharmaceutical industry is intensely competitive and evolving. There is intense competition among pharmaceutical and biotechnology companies attempting to discover candidates for potential new therapeutic products. These companies may:

•	develop new therapeutic products in advance of the Celera Genomics group;
•	develop therapeutic products which are more effective as therapeutics, or more cost-effective, than those developed by the Celera Genomics group;
•	obtain regulatory approvals of their therapeutic products more rapidly than the Celera Genomics group; or
•	obtain patent protection or other intellectual property rights that would limit the Celera Genomics group’s ability to develop and commercialize therapeutic products.

Introduction of new products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group or its collaborators could expose the Celera

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Therapeutics discovery and development is a highly technical field and there is a competitive market for personnel with the expertise needed for the expansion of the Celera Genomics group’s business operations within this field. The Celera Genomics group believes that in order to develop and commercialize therapeutic products, it will need to recruit and retain scientific and management personnel having specialized training or advanced degrees, or otherwise having the technical background, necessary for an understanding of therapeutic products. There is a shortage of qualified scientific and management personnel who possess this technical background. The Celera Genomics group competes for these personnel with other pharmaceutical and biotechnology companies, academic institutions and government entities. If the Celera Genomics group is unable to retain and attract qualified scientific and management personnel, the growth of the group’s business operations in the area of therapeutic product discovery and development could be delayed or curtailed.

The Celera Genomics group could incur liabilities relating to hazardous materials that it uses in its research and development activities. The Celera Genomics group’s research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. In the event of an accidental contamination or injury from these materials, the Celera Genomics group could be held liable for damages in excess of its resources.

The Celera Genomics group’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. Because the Celera Genomics group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Celera Genomics group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera Genomics group’s hardware or software malfunctions or access to the Celera Genomics group’s data by the Celera Genomics group’s internal research personnel or customers through the Internet is interrupted, the group’s business could suffer.

The Celera Genomics group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Celera Genomics group’s online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

customers’ therapeutic products discovery and research efforts, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Celera Genomics group’s business.

The Celera Genomics group’s competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others. The Celera Genomics group’s ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries and technologies, in large part, through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera Genomics group’s ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that the Celera Genomics group may own or license if the applicant is unable to satisfy the new guidelines.

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

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, the Celera Genomics group cannot be certain that others have not filed patent applications for inventions covered by the Celera Genomics group’s patent applications or that the Celera Genomics group inventors were the first to make the invention. Accordingly, the Celera Genomics group’s patent applications may be preempted or the Celera Genomics group may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S.

Furthermore, lawsuits may be necessary to enforce any patents issued to the Celera Genomics group or to determine the scope and validity of the rights of third parties. Lawsuits and interference

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

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

The Celera Genomics group also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and the Celera Genomics group may not have adequate remedies for a breach. In addition, the Celera Genomics group’s trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether the Celera Genomics group’s reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of the Celera Genomics group’s products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if the Celera Genomics group wins, the cost of these proceedings could adversely affect its business, financial condition and operating results.

The Celera Genomics group may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex legal, scientific and factual questions. The Celera Genomics group’s success in therapeutic product discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera Genomics group’s products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of the Celera Genomics group.

Future acquisitions and other transactions may absorb significant resources, may be unsuccessful and could dilute the holders of Applera-Celera stock. The Celera Genomics group expects to pursue acquisitions, investments and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•	difficulties integrating acquired technologies and personnel into the business of the Celera Genomics group;
•	diversion of management from daily operations;
•	inability to obtain required financing on favorable terms;
•	entry into new markets in which the Celera Genomics group has little previous experience;
•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Celera Genomics group; and
•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

It may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. For example, future acquisitions may not be as successful as originally anticipated and may result in special charges. We have incurred special charges in recent years as a result of acquisitions. As a result of the Celera Genomics group’s acquisition of Paracel, Inc., we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

year and $25.9 million during our 2002 fiscal year. Similarly, as a result of the Applied Biosystems group’s acquisition of Molecular Informatics, Inc., we incurred charges related to the impairment of assets in the amount of $14.5 million during our 1999 fiscal year.

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

Applera-Celera stock price is volatile. The market price of Applera-Celera stock has been and may continue to be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;
•	price and volume fluctuations in the stock market at large which do not relate to the Celera Genomics group’s operating performance; and
•	comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Celera Genomics group’s ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subjects of securities class action litigation. If litigation was instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

Our company is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera-Celera stock that may be expensive and time consuming. Our company and some of our officers are defendants in a lawsuit purportedly brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between the Applied Biosystems Group and the Celera Genomics Group

Celera Diagnostics’ ability to develop and commercialize proprietary diagnostic products is unproven. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic products. It is possible that Celera Diagnostics’ discovery and development efforts will not result in any commercial products or services. In particular, Celera Diagnostics and its collaborators are seeking to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date.

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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Even if Celera Diagnostics obtains regulatory clearance or approval, it will be subject to risks and uncertainties relating to regulatory compliance, including post-clearance or approval clinical studies and inability to meet the compliance requirements of the FDA’s Quality System Regulations. In addition, the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of clearance or approval, or could require reformulation of a diagnostic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Diagnostics from generating revenues from the sale of that diagnostic product.

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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for Celera Diagnostics’ products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of Celera Diagnostics.

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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

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

Celera Diagnostics’ competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others. Celera Diagnostics’ ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

discoveries and technologies, in large part, through obtaining and enforcing patent rights, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Diagnostics’ ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology inventions involves complex factual and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that Celera Diagnostics may own or license if the applicant is unable to satisfy the new guidelines.

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

Celera Diagnostics also relies on trade secret protection for its confidential and proprietary information and procedures. Celera Diagnostics protects its trade secrets through recognized practices, including access control, confidentiality and nonuse agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and nonuse agreements may be breached, however, and Celera Diagnostics may not have adequate remedies for a breach. In addition, Celera Diagnostics’ trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether Celera Diagnostics’ reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

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

Introduction of new products may expose Celera Diagnostics to product liability claims. New products developed by Celera Diagnostics or its collaborators could expose Celera Diagnostics to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors based on a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Diagnostics to spend significant time and money in litigation and to pay significant damages. Although Celera Diagnostics expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

The diagnostics industry is intensely competitive and evolving. There is intense competition among health care, biotechnology, and diagnostic companies attempting to discover candidates for potential new diagnostic products. These companies may:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

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

Celera Diagnostics competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products that are competitive with the products offered by Celera Diagnostics, such as analyte specific reagents or diagnostic test kits that perform the same or similar purposes as Celera Diagnostics’ products. Also, clinical laboratories may offer testing services that are competitive with the products sold by Celera Diagnostics. For example, a clinical laboratory can use either reagents purchased from manufacturers other than Celera Diagnostics, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to products sold by Celera Diagnostics used to test for the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by Celera Diagnostics because the testing services are not subject to the same clinical validation requirements that are applicable to FDA-cleared or approved diagnostic test kits. The genetic testing services market is dominated by a small number of large clinical testing laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

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

Back to Index

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risk section of the management’s discussion and analysis included on pages 34 and 35 of our 2003 Annual Report to Stockholders (which section is incorporated herein by reference).

Item 4.       Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of first quarter of our 2004 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the first quarter of our 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We are involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following paragraphs contain a description of a claim made by MJ Research against us that was recently dismissed, and a claim and arbitration we recently filed against Roche Molecular Systems, Inc., Hoffman-La Roche, Inc, Roche Probe, Inc., F. Hoffman La-Roche Ltd, and some parties related to them.

We believe that we have meritorious defenses against the claims currently asserted against us, including the MJ Research claim described below, and we intend to defend them vigorously. However, the outcome of litigation is inherently uncertain, and we cannot be sure that we will prevail in the cases described below or in our other current litigation. An adverse determination in the cases we are currently defending, particularly the MJ Research case described below and the other claims we are defending that are described elsewhere in this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group.

We are involved in several litigation matters with MJ Research, Inc., which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct, in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. Subsequently, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but the time period for appeal of that decision by MJ Research has not yet expired.

We filed claims against Roche Molecular Systems, Inc., Hoffman-La Roche, Inc., Roche Probe, Inc., F. Hoffman La-Roche Ltd., and other potential defendants affiliated with the named defendants in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing agreement that states the intended framework for the negotiations; (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2003, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the quarter ended September 30, 2003, we filed the following Current Reports on Form 8-K:

(1) Current Report on Form 8-K dated July 23, 2003, to disclose under Items 9 and 12 thereof our July 23, 2003, press releases setting forth the financial results of Applera and the Applied Biosystems group and Celera Genomics group for the fourth quarter of our 2003 fiscal year and for our full 2003 fiscal year.

(2) Current Report on Form 8-K dated August 28, 2003, to disclose under Item 5 thereof our August 28, 2003, press release regarding our authorization to repurchase shares of Applera Corporation–Applied Biosystems Group Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION

By:	/s/ Dennis L. Winger
Dennis L. Winger Senior Vice President and Chief Financial Officer

By:	/s/ Ugo D. DeBlasi
Ugo DeBlasi Vice President and Controller (Chief Accounting Officer)

Dated:     November 12, 2003

EXHIBIT INDEX

Exhibit Number

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