Form 10-Q
period 2003-12-31
APPLERA CORP
filed 2004-02-13
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-4389

APPLERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 301 Merritt 7, Norwalk, Connecticut (Address of Principal Executive Offices)	06-1534213 (I.R.S. Employer Identification No.) 06851-1070 (Zip Code)

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

Yes                   No

As of the close of business on February 9, 2004, there were 206,341,966 shares of Applera Corporation-Applied Biosystems Group Common Stock and 72,771,789 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION
INDEX

Back to Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2003	2002	2003

Net Revenues	$473,017	$485,335	$890,350	$890,372
Cost of sales	230,326	230,678	425,220	421,156

Gross Margin	242,691	254,657	465,130	469,216
Selling, general and administrative	111,426	123,266	219,527	230,623
Research, development and engineering	103,285	94,947	206,576	187,359
Amortization of intangible assets	1,723	725	4,423	1,450
Other special charges	24,313	(615)	24,313	(615)

Operating Income	1,944	36,334	10,291	50,399
Gain (loss) on investments, net	(273)	6,486	(273)	7,031
Interest expense	(193)	(166)	(403)	(302)
Interest income	7,875	6,016	16,464	12,222
Other income (expense), net	3,050	1,942	935	956

Income before Income Taxes	12,403	50,612	27,014	70,306
Provision (benefit) for income taxes	(1,021)	8,041	1,525	11,723

Income from Continuing Operations	13,424	42,571	25,489	58,583
Loss from discontinued operations, net of income taxes			(16,400)

Net Income	$13,424	$42,571	$9,089	$58,583

Applied Biosystems Group (see Note 2)
Income from Continuing Operations	$29,187	$52,417	$63,409	$85,795
Basic and diluted per share	$0.14	$0.25	$0.30	$0.41

Loss from Discontinued Operations	$—	$—	$(16,400)	$—
Basic and diluted per share	$—	$—	$(0.08)	$—

Net Income	$29,187	$52,417	$47,009	$85,795
Basic and diluted per share	$0.14	$0.25	$0.22	$0.41

Dividends per share	$0.0425	$0.0425	$0.0850	$0.0850

Celera Genomics Group (see Note 2)
Net Loss	$(16,124)	$(13,556)	$(35,773)	$(29,842)
Basic and diluted per share	$(0.23)	$(0.19)	$(0.50)	$(0.41)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDESNSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

	At June 30, 2003	At December 31, 2003

		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$654,283	$719,565
Short-term investments	749,785	689,967
Accounts receivable, net	423,549	372,133
Inventories, net	152,060	164,493
Prepaid expenses and other current assets	93,706	104,265

Total current assets	2,073,383	2,050,423
Property, plant and equipment, net	526,591	518,295
Other long-term assets	657,518	619,511

Total Assets	$3,257,492	$3,188,229

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$16,660
Accounts payable	166,319	130,673
Accrued salaries and wages	79,623	66,312
Accrued taxes on income	85,943	81,456
Other accrued expenses	281,435	279,655

Total current liabilities	613,320	574,756
Long-term debt	17,101
Other long-term liabilities	286,786	273,867

Total Liabilities	917,207	848,623

Stockholders’ Equity
Capital stock
Applera Corporation – Applied Biosystems Group	2,128	2,130
Applera Corporation – Celera Genomics Group	723	727
Capital in excess of par value	2,102,936	2,104,849
Retained earnings	355,252	396,017
Accumulated other comprehensive loss	(54,485)	(28,053)
Treasury stock, at cost	(66,269)	(136,064)

Total Stockholders’ Equity	2,340,285	2,339,606

Total Liabilities and Stockholders’ Equity	$3,257,492	$3,188,229

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Six months ended December 31,

	2002	2003

Operating Activities of Continuing Operations
Income from continuing operations	$25,489	$58,583
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	69,879	65,741
Asset impairments	10,017	(6)
Provisions for office closures and severance costs	23,744	(609)
Long-term compensation programs	3,572	2,079
(Gain) loss from investments and sale of assets, net	273	(6,965)
Deferred income taxes	(32,340)	(19,645)
Loss from equity method investees	4,338	758
Changes in operating assets and liabilities:
Accounts receivable	14,452	72,786
Inventories	(16,837)	(14,518)
Prepaid expenses and other assets	(2,438)	5,792
Accounts payable and other liabilities	(28,664)	(81,697)

Net Cash Provided by Operating Activities of Continuing Operations	71,485	82,299

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(62,584)	(32,783)
Proceeds from short-term investments, net	184,246	74,498
Purchases of long-term investments	(16,834)
Acquisitions and other investments, net		(288)
Proceeds from the sale of assets, net	539	21,480

Net Cash Provided by Investing Activities of Continuing Operations	105,367	62,907

Net Cash Used by Operating Activities of Discontinued Operations	(1,263)	(79)

Financing Activities
Net change in loans payable	(291)
Dividends	(17,798)	(26,504)
Purchases of common stock for treasury	(6,847)	(83,962)
Proceeds from stock issued for stock plans	22,384	13,156

Net Cash Used by Financing Activities	(2,552)	(97,310)

Effect of Exchange Rate Changes on Cash	9,768	17,465

Net Change in Cash and Cash Equivalents	182,805	65,282
Cash and Cash Equivalents Beginning of Period	470,218	654,283

Cash and Cash Equivalents End of Period	$653,023	$719,565

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

Note 2 – Earnings (Loss) per Share, Including Pro Forma Effects of Stock-Based Compensation

The following tables present a reconciliation of basic and diluted earnings (loss) per share and illustrate what net income and earnings per share would have been if we had applied the fair value method of accounting for employee stock plans as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

The earnings (loss) per share and pro forma effects on results for the three months ended December 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2002	2003

Net income, as reported		$13.4	$42.6
Add:	Stock-based employee compensation expense included in reported net income, net of tax	0.6	0.6
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	37.7	35.0

Pro forma net income (loss)		$(23.7)	$8.2

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

		Applied Biosystems		Celera Genomics
		Group		Group

(Dollar amounts in millions, except per share amounts)		2002	2003	2002	2003

Net income (loss), as reported		$29.2	$52.4	$(16.1)	$(13.6)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of tax	0.4	0.4	0.2	0.2
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	29.9	28.4	7.8	6.5

Pro forma net income (loss)		$(0.3)	$24.4	$(23.7)	$(19.9)

Weighted average number of common shares
	Basic	209.1	206.9	71.4	72.4
	Common stock equivalents	1.5	4.7

	Diluted	210.6	211.6	71.4	72.4

Earnings (loss) per share
	Basic and diluted – as reported	$0.14	$0.25	$(0.23)	$(0.19)
	Basic and diluted – pro forma	$—	$0.12	$(0.33)	$(0.27)

The earnings (loss) per share and pro forma effects on results for the six months ended December 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2002	2003

Income from continuing operations, as reported		$25.5	$58.6
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of tax	2.0	1.2
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	75.7	71.0

Pro forma loss from continuing operations		$(48.2)	$(11.2)

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

		Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)		2002	2003	2002	2003

Income (loss) from continuing operations, as reported		$63.4	$85.8	$(35.8)	$(29.8)
Add:	Stock-based employee compensation expense included in reported income (loss) from continuing operations, net of tax	1.5	0.8	0.5	0.4
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	59.5	57.8	16.2	13.2

Pro forma income (loss) from continuing operations		$5.4	$28.8	$(51.5)	$(42.6)

Weighted average number of common shares
	Basic	208.9	207.6	71.3	72.3
	Common stock equivalents	1.4	4.0

	Diluted	210.3	211.6	71.3	72.3

Earnings (loss) per share from continuing operations
	Basic and diluted – as reported	$0.30	$0.41	$(0.50)	$(0.41)
	Basic and diluted – pro forma	$0.03	$0.14	$(0.72)	$(0.59)

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three and six month periods ended December 31:

(Shares in millions)	2002	2003

Applera Corporation-Applied Biosystems Group Common Stock	26.4	17.3
Applera-Celera stock	11.7	12.0

In determining the pro forma impact for employee stock plans under SFAS 123, we estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six month periods ended December 31:

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Three months ended December 31,		Six months ended December 31,

	2002	2003	2002	2003

Applied Biosystems Group
Dividend yield	0.97%	0.82%	0.96%	0.82%
Volatility	71.98%	71.08%	71.56%	71.25%
Risk-free interest rate	3.19%	3.32%	3.24%	3.23%
Expected option life in years	5	5	5	5

Celera Genomics Group
Volatility	97.28%	85.79%	97.65%	89.98%
Risk-free interest rate	3.21%	3.32%	3.27%	3.25%
Expected option life in years	4	4	4	4

Note 3 – Special Charges

During the second quarter of fiscal 2003, the Applied Biosystems group recorded pre-tax charges totaling $33.8 million associated with the termination of approximately 400 employees, mainly in the U.S. and Europe, impairment of assets, and office closures. The $33.8 million charge consisted of $24.3 million recorded in other special charges and $9.5 million for the impairment of assets recorded in cost of sales. Positions eliminated were primarily within the areas of research, manufacturing, sales, marketing and administration. The Applied Biosystems group recorded pre-tax benefits of $4.3 million in the fourth quarter of fiscal 2003 and $0.6 million in the second quarter of fiscal 2004 for reductions in anticipated employee-related costs associated with this program. The following table details the major components of the special charges:

(Dollar amounts in millions)	Employee-Related Charges	Asset Impairment	Office Closures	Total

Total charges	$22.9	$9.5	$1.4	$33.8
Cash payments	16.4		0.5	16.9
Non-cash charges		9.5	0.5	10.0
Reduction of expected costs	4.9			4.9

Balance at December 31, 2003	$1.6	$—	$0.4	$2.0

The termination of the employees and the cash payments relating to the workforce reductions and office closures were substantially completed by December 31, 2003. These payments were funded primarily by cash provided by operating activities.

Note 4 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

investments in non-U.S. subsidiaries. Comprehensive gain (loss) for the three and six month periods ended December 31 were as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2002	2003	2002	2003

Net income	$13.4	$42.6	$9.1	$58.6

Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(0.4)	2.3	(6.1)	3.4
Net unrealized gains on investments reclassified into earnings	(0.1)	(4.2)	(0.1)	(5.7)
Net unrealized gains (losses) on hedge contracts	(8.5)	(15.0)	0.8	(24.3)
Net unrealized losses on hedge contracts reclassified into earnings	6.4	9.6	8.2	12.3
Foreign currency translation adjustments	19.1	35.7	13.7	40.7

Total other comprehensive gain	16.5	28.4	16.5	26.4

Total comprehensive gain	$29.9	$71.0	$25.6	$85.0

Note 5 – Inventories

Inventories included the following components:

	June 30,	December 31,
(Dollar amounts in millions)	2003	2003

Raw materials and supplies	$58.7	$54.2
Work-in-process	5.5	10.4
Finished products	87.9	99.9

Total inventories	$152.1	$164.5

Note 6 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

		June 30, 2003		December 31, 2003

(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	7.5	$44.7	$21.2	$44.7	$23.7
Acquired technology	5.9	60.0	30.0	60.0	33.6
Favorable operating leases	4.0	11.6	4.7	11.6	6.2

Total		$116.3	$55.9	$116.3	$63.5

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Aggregate amortization expense was as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2002	2003	2002	2003

Applied Biosystems group	$2.4	$2.5	$4.8	$5.1
Celera Genomics group	1.7	0.7	4.4	1.5
Celera Diagnostics	0.5	0.5	1.0	1.0

Consolidated	$4.6	$3.7	$10.2	$7.6

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets, and Celera Diagnostics records amortization expense in cost of sales. Amortization expense for the Celera Genomics group in fiscal 2003 included the amortization of some intangible assets acquired as part of the acquisition of Axys Pharmaceuticals, Inc. in fiscal 2002.

At December 31, 2003, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

2004	$9.9	$2.9	$2.1	$14.9
2005	9.3	2.9	2.1	14.3
2006	9.2	1.1	2.1	12.4
2007	8.2		2.0	10.2
2008	5.4		0.4	5.8

The carrying amount of goodwill at June 30, 2003, and December 31, 2003, was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 7 – Supplemental Cash Flow Information

Significant non-cash financing activities were as follows:

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Six months ended December 31,

(Dollar amounts in millions)	2002	2003

Dividends declared but not paid	$8.9	$—
Issuances of restricted stock	$0.2	$6.6

Note 8 – Guarantees

Leases
We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions upon the shipment of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2003, the financing companies’ outstanding balance of lease receivables with recourse to us was $9.3 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $53 million at December 31, 2003, is not expected to have a material adverse effect on our consolidated financial position.

Indemnifications
In the normal course of business, we enter into some contracts under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third parties for claims arising from undisclosed liabilities, product liability, environmental obligations, representations and warranties, and other claims relating to past performance. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to our consolidated financial position.

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

The following table provides an analysis of the warranty reserve:

(Dollar amounts in millions)

Balance at June 30, 2003	$15.1
Accruals for warranties	14.2
Usage of reserve	(13.8)

Balance at December 31, 2003	$15.5

Note 9 – Contingencies

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

We are involved in several litigation matters with MJ Research, Inc., which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters is expected to commence in March 2004. Subsequently, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research has filed a notice of appeal.

Promega Corporation filed a patent infringement action against Lifecodes Corporation, Cellmark Diagnostics, Genomics International Corporation, and us in the U.S. District Court for the Western District of Wisconsin on April 24, 2001. The complaint alleges that the defendants are infringing Promega’s U.S. Patent Nos. 6,221,598 and 5,843,660, both entitled “Multiplex Amplification of Short Tandem Repeat Loci,” due to the defendants’ sale of forensic identification and paternity testing kits. Promega is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. The defendants answered the complaint on July 9, 2001, and we asserted counterclaims alleging that Promega is infringing our U.S. Patent No. 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” due to Promega’s sale of forensic identification and paternity testing kits. As a result of settlement negotiations, the case was dismissed without prejudice on October 29, 2002, but could be re-filed against us if settlement negotiations are not successful.

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

Henry Huang (an individual) filed an action against us and the Applied Biosystems group and the other parties described below in the U.S. District Court for the Central District of California on February 19, 2003. Mr. Huang’s complaint seeks to change inventorship of the patents described below, and claims breach of contract, fraud, conversion, and unjust enrichment. The complaint

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

relates to U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748 are assigned to the California Institute of Technology and licensed by the Applied Biosystems group. U.S. Patent No. 4,811,218 is assigned to the Applied Biosystems group. Also named in the complaint are the California Institute of Technology, Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham. Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, and Charles Connell are the inventors named on U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748. Michael Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham are the inventors named on U.S. Patent No. 4,811,218. The issues involved in this litigation are related to the issues in the MJ Research, Inc. litigation that was filed September 21, 2000, which is described above. Mr. Huang is alleging that he is the sole inventor on U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. He is seeking to substitute himself for the named inventors on the relevant patents, and to have himself named as the sole assignee of the patents, and is also seeking monetary damages, costs, expenses, and other relief as the court deems proper. A trial was completed on December 22, 2003, and a decision from the judge is pending.

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products are cystic fibrosis reagent kits, Assays-on-Demand™ products for non-coding regions, Assays-by-DesignSM services for non-coding regions, and the Celera Discovery System™ (“CDS”). The complaint also alleges that haplotyping analysis performed by our businesses infringes the patents identified above. Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “LOA”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the LOA, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the LOA, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Promega Corporation filed an action against us and some of our affiliates and Roche Molecular Systems, Inc. and Hoffmann-La Roche, Inc. in the U.S. District Court for the Eastern District of Virginia on April 10, 2000. The complaint asserts violations of the federal False Claims Act. On November 12, 2003, the court issued an order to have the complaint, which had previously been sealed, served on us and the other defendants. On February 9, 2004, we waived service of the complaint, which initiated our direct involvement in the case. The complaint alleges that we and Hoffmann-La Roche overcharged the U.S. government for thermal cyclers and PCR reagents. The overcharges are alleged to be the result of a licensing program based in part on U.S. Patent No. 4,889,818. Promega is asserting that U.S. Patent No. 4,889,818 was obtained fraudulently and that the licensing program run by us and Hoffmann-La Roche is the cause of the alleged overcharging. Promega is seeking monetary damages. Promega claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit.

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

Discontinued Operations

In October 2002, we received an adverse jury verdict in connection with a patent lawsuit between TA Instruments, Inc., a subsidiary of Waters Corporation, and The Perkin-Elmer Corporation relating to thermal analysis products. The Applied Biosystems group is involved as the successor to The Perkin-Elmer Corporation, having sold the thermal instruments product line as part of the sale of its Analytical Instruments business to EG&G, Inc. (now named PerkinElmer, Inc.) in 1999. In fiscal 2003, the jury awarded TA instruments $13.3 million based on lost sales, price erosion, and reasonable royalties. This award is subject to entry of a final order by the court, where additional interest and costs may be added. We recorded a charge of $16.4 million, net of income taxes, as part of discontinued operations in the first quarter of fiscal 2003. In June 2003, we appealed the judgment to the U.S. Court of Appeals for the Federal Circuit.

Note 10 – Segment and Consolidating Information

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

During fiscal 2002, the Applied Biosystems group formed the Knowledge Business to develop and market products and services designed to meet the needs of life science researchers in performing specific biological analysis applications. The Knowledge Business was focused on generating value to life science customers through products and services with high information content that support

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

improved experimental work-flows. Concurrently with the Applied Biosystems group’s formation of the Knowledge Business, in April 2002, the Celera Genomics group and the Applied Biosystems group entered into a ten-year marketing and distribution agreement pursuant to which the Applied Biosystems group became the exclusive marketer of the Celera Genomics group’s CDS and related human genetic and other biological and medical information. As a result of this arrangement, the Applied Biosystems group has integrated CDS and other genomic and biological information into its product offerings. During the second quarter of fiscal 2004, the Applied Biosystems group reorganized its internal operations and, among other things, integrated the operations of the former Knowledge Business into other business units of the Applied Biosystems group. However, the Applied Biosystems group and the Celera Genomics group continue to operate under the marketing and distribution agreement on the same terms and conditions as in effect prior to the reorganization.

See Note 15 to our consolidated financial statements included in our 2003 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated herein by reference).

	Three Months Ended December 31,		Six Months Ended December 31,

(Dollar amounts in millions)	2002	2003	2002	2003

Applied Biosystems Group
Sales to the Celera Genomics group (1)	$0.7	$0.6	$1.6	$0.9
Sales to Celera Diagnostics (1)	1.1	2.1	2.0	4.7
Nonreimbursable utilization of tax benefits (2)	6.5	5.4	16.3	11.5
Payments for reimbursable utilization of tax benefits (3)	3.7	4.1	9.8	9.4
Funding of Celera Diagnostics (4)	1.3	3.3	3.1	5.5

Celera Genomics Group
Sales to the Applied Biosystems group (5)	$0.4	$0.6	$0.8	$1.2
Funding of Celera Diagnostics (6)	10.2	10.8	24.4	23.2

Celera Diagnostics
Sales to the Applied Biosystems group (7)	$0.1	$—	$3.1	$—

(1)	The Applied Biosystems group recorded net revenues from leased instruments, consumables, and project materials to the Celera Genomics group and Celera Diagnostics.

(2)	The Applied Biosystems group used, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

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

(5)
The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating CDS and some other genomic and biological information under a marketing and distribution agreement.

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

For the three and six month periods ended December 31, 2002 and 2003, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Consolidating Statement of Operations for the Three Months Ended December 31, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$455,714	$18,588	$11,033	$—	$485,335
Intersegment revenues	2,689	630	15	(3,334)

Net Revenues	458,403	19,218	11,048	(3,334)	485,335
Cost of sales	222,388	3,680	6,328	(1,718)	230,678

Gross Margin	236,015	15,538	4,720	(1,616)	254,657
Selling, general and administrative	102,443	5,709	2,809	12,305	123,266
Corporate allocated expenses	10,164	1,508	633	(12,305)
Research, development and engineering	60,741	25,229	10,627	(1,650)	94,947
Amortization of intangible assets		725			725
Other special charges	(615)				(615)

Operating Income (Loss)	63,282	(17,633)	(9,349)	34	36,334
Gain on investments, net	6,351	135			6,486
Interest income, net	3,213	2,637			5,850
Other income (expense), net	(44)	1,986			1,942
Loss from joint venture		(9,349)		9,349

Income (Loss) before Income Taxes	72,802	(22,224)	(9,349)	9,383	50,612
Provision (benefit) for income taxes	20,385	(8,668)		(3,676)	8,041

Net Income (Loss)	$52,417	$(13,556)	$(9,349)	$13,059	$42,571

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$835,437	$35,394	$19,541	$—	$890,372
Intersegment revenues	5,637	1,181	28	(6,846)

Net Revenues	841,074	36,575	19,569	(6,846)	890,372
Cost of sales	408,678	6,402	9,983	(3,907)	421,156

Gross Margin	432,396	30,173	9,586	(2,939)	469,216
Selling, general and administrative	187,716	12,458	6,653	23,796	230,623
Corporate allocated expenses	19,522	2,985	1,289	(23,796)
Research, development and engineering	120,338	46,979	23,049	(3,007)	187,359
Amortization of intangible assets		1,450			1,450
Other special charges	(615)				(615)

Operating Income (Loss)	105,435	(33,699)	(21,405)	68	50,399
Gain (loss) on investments, net	7,539	(508)			7,031
Interest income, net	6,146	5,774			11,920
Other income (expense), net	40	916			956
Loss from joint venture		(21,405)		21,405

Income (Loss) before Income Taxes	119,160	(48,922)	(21,405)	21,473	70,306
Provision (benefit) for income taxes	33,365	(19,080)		(2,562)	11,723

Net Income (Loss)	$85,795	$(29,842)	$(21,405)	$24,035	$58,583

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at December 31, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$639,575	$79,990	$—	$—	$719,565
Short-term investments		689,967			689,967
Accounts receivable, net	356,538	10,079	7,033	(1,517)	372,133
Inventories, net	150,662	2,332	11,636	(137)	164,493
Prepaid expenses and other current assets	93,531	11,540	1,873	(2,679)	104,265

Total current assets	1,240,306	793,908	20,542	(4,333)	2,050,423
Property, plant and equipment, net	412,200	95,728	10,652	(285)	518,295
Other long-term assets	470,225	168,027	7,637	(26,378)	619,511

Total Assets	$2,122,731	$1,057,663	$38,831	$(30,996)	$3,188,229

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$—	$16,660	$—	$—	$16,660
Accounts payable	126,172	5,043	2,937	(3,479)	130,673
Accrued salaries and wages	53,657	9,429	3,226		66,312
Accrued taxes on income	68,224	13,232			81,456
Other accrued expenses	242,373	35,281	2,718	(717)	279,655

Total current liabilities	490,426	79,645	8,881	(4,196)	574,756
Other long-term liabilities	258,226	15,007	634		273,867

Total Liabilities	748,652	94,652	9,515	(4,196)	848,623

Total Stockholders’ Equity	1,374,079	963,011	29,316	(26,800)	2,339,606

Total Liabilities and Stockholders’ Equity	$2,122,731	$1,057,663	$38,831	$(30,996)	$3,188,229

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$85,795	$(29,842)	$(21,405)	$24,035	$58,583
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	49,981	12,152	3,674	(66)	65,741
Asset impairments	(6)				(6)
Provisions for office closures and severance costs	(609)				(609)
Long-term compensation programs	1,584	495			2,079
(Gain) loss from investments and sale of assets, net	(7,715)	750			(6,965)
Deferred income taxes	(17,143)	156		(2,658)	(19,645)
Loss from joint venture and equity method investees		22,163		(21,405)	758
Nonreimbursable utilization of intergroup tax benefits	11,467	(11,467)
Changes in operating assets and liabilities:
Accounts receivable	69,760	6,629	(1,930)	(1,673)	72,786
Inventories	(11,914)	194	(2,796)	(2)	(14,518)
Prepaid expenses and other assets	6,651	(468)	(1,187)	796	5,792
Accounts payable and other liabilities	(52,466)	(25,821)	(4,383)	973	(81,697)

Net Cash Provided (Used) by Operating Activities	135,385	(25,059)	(28,027)	—	82,299

Investing Activities
Additions to property, plant and equipment, net	(30,001)	(2,323)	(690)	231	(32,783)
Proceeds from short-term investments, net		74,498			74,498
Investments in joint venture and other, net	(5,781)	(23,224)		28,717	(288)
Proceeds from the sale of assets, net	20,916	795		(231)	21,480

Net Cash Provided (Used) by Investing Activities	(14,866)	49,746	(690)	28,717	62,907

Net Cash Used by Operating Activities of Discontinued Operations	(79)				(79)

Financing Activities
Dividends	(26,504)				(26,504)
Net cash funding from groups			28,717	(28,717)
Purchases of common stock for treasury	(83,962)				(83,962)
Proceeds from stock issued for stock plans	10,470	2,686			13,156

Net Cash Provided (Used) by Financing Activities	(99,996)	2,686	28,717	(28,717)	(97,310)

Effect of Exchange Rate Changes on Cash	17,465				17,465

Net Change in Cash and Cash Equivalents	37,909	27,373	—	—	65,282
Cash and Cash Equivalents Beginning of Period	601,666	52,617			654,283

Cash and Cash Equivalents End of Period	$639,575	$79,990	$—	$—	$719,565

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Consolidating Statement of Operations for the Three Months Ended December 31, 2002

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$442,835	$22,485	$7,697	$—	$473,017
Intersegment revenues	1,851	368	147	(2,366)

Net Revenues	444,686	22,853	7,844	(2,366)	473,017
Cost of sales	225,738	3,707	2,169	(1,288)	230,326

Gross Margin	218,948	19,146	5,675	(1,078)	242,691
Selling, general and administrative	90,969	5,359	2,318	12,780	111,426
Corporate allocated expenses	10,575	1,643	562	(12,780)
Research, development and engineering	59,173	32,901	12,690	(1,479)	103,285
Amortization of intangible assets		1,723			1,723
Other special charges	24,313				24,313

Operating Income (Loss)	33,918	(22,480)	(9,895)	401	1,944
Loss on investments, net		(273)			(273)
Interest income, net	2,954	4,728			7,682
Other income (expense), net	2,460	590			3,050
Loss from joint venture		(9,895)		9,895

Income (Loss) before Income Taxes	39,332	(27,330)	(9,895)	10,296	12,403
Provision (benefit) for income taxes	10,145	(11,206)		40	(1,021)

Net Income (Loss)	$29,187	$(16,124)	$(9,895)	$10,256	$13,424

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2002

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$836,953	$45,671	$7,726	$—	$890,350
Intersegment revenues	3,630	830	3,098	(7,558)

Net Revenues	840,583	46,501	10,824	(7,558)	890,350
Cost of sales	419,036	7,125	4,586	(5,527)	425,220

Gross Margin	421,547	39,376	6,238	(2,031)	465,130
Selling, general and administrative	178,455	10,395	4,487	26,190	219,527
Corporate allocated expenses	21,365	3,599	1,226	(26,190)
Research, development and engineering	120,205	65,434	23,753	(2,816)	206,576
Amortization of intangible assets		4,423			4,423
Other special charges	24,313				24,313

Operating Income (Loss)	77,209	(44,475)	(23,228)	785	10,291
Loss on investments, net		(273)			(273)
Interest income, net	6,148	9,913			16,061
Other income (expense), net	3,505	(2,570)			935
Loss from joint venture		(23,228)		23,228

Income (Loss) before Income Taxes	86,862	(60,633)	(23,228)	24,013	27,014
Provision (benefit) for income taxes	23,453	(24,860)		2,932	1,525

Income (Loss) from Continuing Operations	63,409	(35,773)	(23,228)	21,081	25,489
Loss from discontinued operations,
net of income taxes	(16,400)				(16,400)

Net Income (Loss)	$47,009	$(35,773)	$(23,228)	$21,081	$9,089

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2002

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Income (loss) from continuing operations	$63,409	$(35,773)	$(23,228)	$21,081	$25,489
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	47,428	21,332	1,959	(840)	69,879
Asset impairments	10,017				10,017
Provisions for office closures and severance costs	23,744				23,744
Long-term compensation programs	2,698	874			3,572
Loss on sale of assets		273			273
Deferred income taxes	(33,611)	(1,393)		2,664	(32,340)
Loss from joint venture and equity method investees		27,566		(23,228)	4,338
Non reimbursable utilization of intergroup tax benefits	16,250	(16,250)
Changes in operating assets and liabilities:
Accounts receivable	12,046	6,356	(3,541)	(409)	14,452
Inventories	(15,232)	(449)	(1,149)	(7)	(16,837)
Prepaid expenses and other assets	(2,288)	(142)	(48)	40	(2,438)
Accounts payable and other liabilities	(9,866)	(22,115)	2,618	699	(28,664)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	114,595	(19,721)	(23,389)	—	71,485

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(54,981)	(3,487)	(4,116)		(62,584)
Proceeds from short-term investments, net	29,646	154,600			184,246
Purchases of long-term investments		(16,834)			(16,834)
Investments in joint venture, net	(3,118)	(24,387)		27,505
Proceeds from the sale of assets, net		539			539

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(28,453)	110,431	(4,116)	27,505	105,367

Net Cash Used by Operating Activities of Discontinued Operations	(1,263)				(1,263)

Financing Activities
Net change in loans payable	(291)				(291)
Dividends	(17,798)				(17,798)
Net cash funding from groups			27,505	(27,505)
Purchases of common stock for treasury	(6,847)				(6,847)
Proceeds from stock issued for stock plans	8,760	13,624			22,384

Net Cash Provided (Used) by Financing Activities	(16,176)	13,624	27,505	(27,505)	(2,552)

Effect of Exchange Rate Changes on Cash	9,768				9,768

Net Change in Cash and Cash Equivalents	78,471	104,334	—	—	182,805
Cash and Cash Equivalents Beginning of Period	441,328	28,890			470,218

Cash and Cash Equivalents End of Period	$519,799	$133,224	$—	$—	$653,023

Back to Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2003 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. When used in the management discussion and analysis, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

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

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, and to discover and develop new therapeutics. Its Celera Discovery System™ online platform, marketed exclusively by the Applied Biosystems group, is an integrated source of information based on the human genome and other biological and medical sources.

Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group, is focused on the discovery, development, and commercialization of novel diagnostic products.

In fiscal 1999, as part of a recapitalization of our Company, we created two classes of common stock referred to as “tracking” stocks. Tracking stock is a class of stock of a corporation intended to “track” or reflect the relative performance of a specific business within the corporation.

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

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 10 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our three segments.

The following business developments have occurred since the beginning of fiscal 2004:

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

•
In January 2004, the Applied Biosystems group announced the commercial availability of the SNPlex™ Genotyping System, a reagent and software product designed to allow researchers to conduct ultra high throughput genotyping studies for the characterization of complex diseases using the Applied Biosystems group’s 3730xl and 3730 DNA Analyzers.

•	In February 2004, the Applied Biosystems group announced the availability of two new real-time PCR systems for the detection and quantification of nucleic acid sequences.

•
Also in February 2004, the Applied Biosystems group announced the commercial availability of the VariantSEQr™ Resequencing System, the first complete, cost-effective solution for the discovery of DNA variants.

Celera Genomics Group

•	Scientists have advanced target identification and validation programs for protein therapeutics and small molecules, and identified small molecule compounds for further preclinical evaluation.

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

•
During the second quarter of fiscal 2004, Celera Diagnostics and its collaborators presented selected results from three genomic studies, including findings regarding risk of distant metastasis in breast cancer, interferon responsiveness in hepatitis C patients, and Alzheimer’s disease.

Critical Accounting Policies
Please refer to the discussion of our critical accounting policies contained in the management’s discussion and analysis section of our 2003 Annual Report to Stockholders (which discussion is incorporated herein by reference).

Events Impacting Comparability
We are providing the following information on some actions taken by us or events that occurred in the periods indicated. We describe the effect of these items on our reported earnings for the purpose of providing you with a better understanding of our on-going operations. You should consider these items when making comparisons to past performance and assessing prospects for future results.

Other Special Charges
During the second quarter of fiscal 2003, the Applied Biosystems group recorded pre-tax charges totaling $33.8 million associated with the termination of approximately 400 employees, mainly in the U.S. and Europe, impairment of assets, and office closures. The $33.8 million charge consisted of $24.3 million recorded in other special charges and $9.5 million for the impairment of assets recorded in cost of sales. Positions eliminated were primarily within the areas of research, manufacturing, sales, marketing and administration. The Applied Biosystems group recorded pre-tax benefits of $4.3 million in the fourth quarter of fiscal 2003 and $0.6 million in the second quarter of fiscal 2004 for reductions in anticipated employee-related costs associated with this program. The following table details the major components of the special charges:

(Dollar amounts in millions)	Employee-Related Charges	Asset Impairment	Office Closures	Total

Total charges	$22.9	$9.5	$1.4	$33.8
Cash payments	16.4		0.5	16.9
Non-cash charges		9.5	0.5	10.0
Reduction of expected costs	4.9			4.9

Balance at December 31, 2003	$1.6	$—	$0.4	$2.0

The termination of the employees and the cash payments relating to the workforce reductions and office closures were substantially completed by December 31, 2003. These payments were funded primarily by cash provided by operating activities.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Investments
The Applied Biosystems group recorded before tax gains of $6.4 million in the second quarter of fiscal 2004 and $7.5 million in the first six months of fiscal 2004 related primarily to the sales of minority equity investments. These investment sales resulted from management’s decision to liquidate non-strategic investments.

Acquired In-Process Research and Development
During fiscal 2002, we acquired Axys Pharmaceuticals, Inc. and recorded a charge to write off the value of acquired in-process research and development (“IPR&D”). During the second quarter of fiscal 2004, we continued to pursue all acquired projects that were active as of June 30, 2003, and the pre-clinical studies for these projects are expected to continue through fiscal 2004. The Celera Genomics group believes that a partnered compound could enter clinical trials during fiscal 2004. The Celera Genomics group’s partners will make clinical development decisions with respect to partnered compounds. Please refer to the events impacting comparability section contained in the management’s discussion and analysis and Note 2 to our consolidated financial statements in our 2003 Annual Report to Stockholders for more information on the IPR&D.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Discussion of Consolidated Operations

	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

Net revenues	$473.0	$485.3	2.6%		$890.3	$890.4	–%
Cost of sales	230.3	230.7	0.2%		425.2	421.2	(0.9%	)

Gross margin	242.7	254.6	4.9%		465.1	469.2	0.9%
SG&A expenses	111.4	123.2	10.6%		219.5	230.6	5.1%
R&D	103.3	94.9	(8.1%	)	206.6	187.3	(9.3%	)
Amortization of intangible assets	1.7	0.7	(58.8%	)	4.4	1.5	(65.9%	)
Other special charges	24.3	(0.6)	(102.5%	)	24.3	(0.6)	(102.5%	)

Operating income	2.0	36.4			10.3	50.4	389.3%
Gain (loss) on investments, net	(0.3)	6.5			(0.3)	7.0
Interest income, net	7.7	5.8	(24.7%	)	16.1	11.9	(26.1%	)
Other income (expense), net	3.0	1.9	(36.7%	)	0.9	1.0	11.1%

Income before income taxes	12.4	50.6	308.1%		27.0	70.3	160.4%
Provision (benefit) for income taxes	(1.0)	8.0	(900.0%	)	1.5	11.7	680.0%

Income from continuing operations	$13.4	$42.6	217.9%		$25.5	$58.6	129.8%

Percentage of net revenues:
Gross margin	51.3%	52.5%			52.2%	52.7%
SG&A expenses	23.6%	25.4%			24.7%	25.9%
R&D	21.8%	19.6%			23.2%	21.0%
Operating income	0.4%	7.5%			1.2%	5.7%

Effective income tax (benefit) rate	(8)%	16%			6%	17%

As previously described in events impacting comparability, fiscal 2004 and 2003 results were impacted by the following items at the Applied Biosystems group:

•	$0.6 million reduction in fiscal 2004 of severance costs previously recorded during the second quarter of fiscal 2003;
•	gains relating to investments of $6.4 million for the second quarter and $7.5 million for the first six months of fiscal 2004; and
•	$33.8 million charge, including $9.5 million recorded in cost of sales, for cost reductions including severance, asset impairments, and other special charges in fiscal 2003.

The total tax benefit recorded on the fiscal 2003 charges was $10.4 million. The total tax expense recorded was $2.5 million on the second quarter fiscal 2004 gains and $2.9 million on the six-month fiscal 2004 gains. The net effect of foreign currency on income from continuing operations was a benefit of approximately $2 million during the second quarter of fiscal 2004 and a benefit of approximately $4 million during the first half of fiscal 2004. Please refer to the discussion on pages 34 to 43 of this quarterly report for further information on the financial results of our segments.

The favorable effects of foreign currency increased net revenues by approximately 2%. As a result, net revenues in the second quarter of fiscal 2004 increased only slightly after adjusting for currency compared with the prior year quarter. Revenues increased at the Applied Biosystems group, driven by strength in both the SDS and Other Applied Genomics and Mass Spectrometry product categories,

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

partially offset by lower revenues in Other Product Lines. The increase in revenues in the SDS and Other Applied Genomics product category reflected the widening use of these products for gene expression and genotyping in both basic biological research and drug discovery and development. In Mass Spectrometry, the revenue increase was primarily driven by the strength of proteomics systems sales. Net revenues decreased at the Celera Genomics group, primarily as a result of the expiration of various Online/Information Business customer agreements.

Net revenues for the first six months of fiscal 2004 were relatively flat compared with the prior year period. The favorable effects of foreign currency increased net revenues by approximately 2%. Revenues increased slightly at the Applied Biosystems group, due primarily to strength in the SDS and Other Applied Genomics product category, partially offset by lower sequencing-related revenues caused by delays in government funding. In addition, manufacturing capabilities of the Applied Biosystems/MDS Sciex Instruments joint venture for the 4000 Q TRAP® LC/MS/MS System remained constrained during the second quarter of fiscal 2004, while demand for the system increased. Net revenues decreased at the Celera Genomics group, primarily as a result of the expiration of various Online/Information Business customer agreements.

The higher gross margin percentage for both the second quarter and first half of fiscal 2004 compared to fiscal 2003 was due primarily to the asset impairment charges recorded in fiscal 2003 and the favorable effects of foreign currency. This increase was partially offset by higher license revenue in fiscal 2003 at the Applied Biosystems group and lower revenues in fiscal 2004 at the Celera Genomics group. In addition, for the six-month period results, changes in product sales mix at the Applied Biosystems group also offset this increase.

SG&A expenses, as a percentage of net revenues, increased in both the second quarter and the six-month periods of fiscal 2004 primarily due to: higher legal fees, insurance and pension costs; increased spending on the development of, and enhancements to, the Applied Biosystems myScienceSM virtual research community and e-commerce website (collectively known as the Applied Biosystems Portal); and the unfavorable effects of foreign currency. In addition, the increase in the six-month period was partially offset by the reduction in personnel at the Applied Biosystems group announced in December 2002.

R&D expenses decreased for both the second quarter and six-month periods of fiscal 2004 compared to the same periods last year primarily due to the completion of the funding for the Applera Genomics Initiative, the costs of which were shared among our three businesses, cost reductions in the Online/Information Business and the elimination of non-strategic activities at the Celera Genomics group. This decrease was partially offset by support for new product introductions at the Applied Biosystems group and increased spending for discovery programs and product development at Celera Diagnostics.

Interest income, net decreased during the second quarter and first six months of fiscal 2004 compared to the prior year periods primarily due to lower average interest rates, partially offset by higher average cash and cash equivalents and short-term investments.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The change in the effective tax rate for both the second quarter and six-month periods of 2004 was primarily due to the previously discussed special charges recorded in fiscal 2003, as well as changes in forecasted R&D credits.

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.4 billion at December 31, 2003 and June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2003. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, dividends, and potential authorized share repurchases for the next twelve months and for the foreseeable future thereafter. However, if the Celera Genomics group is successful in its preclinical programs it may require additional funds to advance these programs through regulatory process.

(Dollar amounts in millions)	June 30, 2003	December 31, 2003

Cash and cash equivalents	$654.3	$719.5
Short-term investments	749.8	690.0

Total cash and cash equivalents and short-term investments	$1,404.1	$1,409.5
Total debt	17.1	16.7
Working capital	1,460.1	1,475.7
Debt to total capitalization	0.7%	0.7%

Cash and cash equivalents increased in the first half of fiscal 2004 as cash generated from operating activities and proceeds from the sales and maturities of short-term investments, sales of assets and proceeds from stock issuances exceeded the amount expended on capital and other assets, payment of dividends, and the repurchase of Applera-Applied Biosystems stock. Our cash and cash equivalents and short-term investments increased by $5.4 million during the first six months of fiscal 2004. Net cash flows of continuing operations for the six months ended December 31 were as follows:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

(Dollar amounts in millions)	2002	2003

Net cash from operating activities	$71.5	$82.3
Net cash from investing activities	105.4	62.9
Net cash from financing activities	(2.6)	(97.3)

Operating activities:
The increase in net cash from operating activities of continuing operations for the first six months of fiscal 2004 compared to the first six months of fiscal 2003 resulted primarily from a larger decrease in accounts receivable in fiscal 2004 due to improved collections and the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries and higher tax payments in fiscal 2003, partially offset by lower income-related cash flows in fiscal 2004, the funding of our U.S. pension plan of approximately $28 million in fiscal 2004, the timing of royalty and vendor payments, and lower cash receipts in fiscal 2004 due to the expiration of various Online/Information Business customer agreements at the Celera Genomics group.

Investing activities:
Capital expenditures, net of disposals, were $29.8 million less than the prior fiscal year period primarily due to lower expenditures for the Applied Biosystems group’s Pleasanton, California facility. During the first six months of fiscal 2004, proceeds generated from sales and maturities of short-term investments were $109.7 million lower than in the prior year period. Proceeds from the sale of investments were $20.9 million higher in fiscal 2004.

Financing activities:
During the first six months of fiscal 2004, we repurchased 3.9 million shares of Applera-Applied Biosystems stock for $84.0 million. During the first six months of fiscal 2003, we repurchased 380,000 shares of Applera-Applied Biosystems stock for $6.8 million. The second quarter of fiscal 2004 included two dividend payments on Applera-Applied Biosystems stock compared to one payment in the second quarter of fiscal 2003. Proceeds received from employee stock option exercises during the first six months of fiscal 2004 were $9.2 million less than the prior fiscal year period.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended				Six Months Ended
	December 31,				December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

Net revenues	$444.7	$458.4	3.1%		$840.6	$841.1	0.1%
Cost of sales	225.8	222.4	(1.5%	)	419.1	408.7	(2.5%	)

Gross margin	218.9	236.0	7.8%		421.5	432.4	2.6%
SG&A expenses	101.5	112.6	10.9%		199.8	207.3	3.8%
R&D	59.2	60.7	2.5%		120.2	120.3	0.1%
Other special charges	24.3	(0.6)	(102.5%	)	24.3	(0.6)	(102.5%	)

Operating income	33.9	63.3	86.7%		77.2	105.4	36.5%
Gain on investments, net		6.4				7.5
Interest income, net	3.0	3.2	6.7%		6.2	6.2	—%
Other income (expense), net	2.5	(0.1)	(104.0%	)	3.5	0.1	(97.1%	)

Income before income taxes	39.4	72.8	84.8%		86.9	119.2	37.2%
Provision for income taxes	10.2	20.4	100.0%		23.5	33.4	42.1%

Income from continuing operations	$29.2	$52.4	79.5%		$63.4	$85.8	35.3%

Percentage of net revenues:
Gross margin	49.2%	51.5%			50.1%	51.4%
SG&A expenses	22.8%	24.6%			23.8%	24.6%
R&D	13.3%	13.2%			14.3%	14.3%
Operating income	7.6%	13.8%			9.2%	12.5%

Effective income tax rate	26%	28%			27%	28%

The net effects of foreign currency on income from continuing operations was a benefit of approximately $2 million, or $0.01 per share, during the second quarter of fiscal 2004 and a benefit of approximately $4 million, or $0.02 per share, during the first half of fiscal 2004.

Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and six-month periods ended December 31:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

	Three Months Ended				Six Months Ended
	December 31,				December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

DNA sequencing products	$174.8	$170.4	(3%	)	$324.1	$295.4	(9%	)
% of total revenues	39%	37%			39%	35%

SDS and other applied genomics products(b)	85.4	104.3	22%		168.9	198.4	17%
% of total revenues	19%	23%			20%	24%

Mass Spectrometry(a)	92.6	103.4	12%		176.7	185.9	5%
% of total revenues	21%	23%			21%	22%

Core DNA synthesis and PCR products	51.9	51.3	(1%	)	100.9	102.4	1%
% of total revenues	12%	11%			12%	12%

Other Product Lines(a) (b)	40.0	29.0	(28%	)	70.0	59.0	(16%	)
% of total revenues	9%	6%			8%	7%

Total	$444.7	$458.4	3%		$840.6	$841.1	–%

(a)	A reclassification of $1.1 million for the quarter ended December 31, 2002, and $1.8 million for the six months ended December 31, 2002, was made from Other Product Lines to Mass Spectrometry.
(b)
A reclassification of $0.1 million for the quarter ended December 31, 2002, and $0.2 million for the six months ended December 31, 2002, was made from Other Product Lines to SDS and other applied genomics.

The favorable effects of foreign currency increased net revenues by approximately 3% during the second quarter of fiscal 2004. As a result, net revenues in the second quarter of fiscal 2004 increased only slightly after adjusting for currency compared with the prior year quarter. Revenue growth in the quarter was driven by strength in both the SDS and Other Applied Genomics and Mass Spectrometry product categories. Revenues in the SDS and Other Applied Genomics product category increased 22 percent, reflecting the widening use of these products for gene expression and genotyping in both basic biological research and drug discovery and development. In Mass Spectrometry, revenues increased 12 percent, driven primarily by the strength of proteomics systems sales, including sales of the QSTAR XL LC/ MS/MS System and the 4700 Proteomics Discovery System with TOF/TOF™ Optics. Also impacting Mass Spectrometry revenues were the manufacturing capabilities of the Applied Biosystems/MDS Sciex Instruments joint venture for the 4000 Q TRAP® LC/MS/MS System, which remained constrained during the second quarter of fiscal 2004, while demand for the system increased.

The favorable effects of foreign currency increased net revenues by approximately 2% during the first half of fiscal 2004. As a result, for the six-month period, net revenues were relatively flat with the prior year period. Growth in the SDS and Other Applied Genomics product category and higher service and support revenues were offset by a decline in sales of the Applied Biosystems 3730xl DNA Analyzer to large-scale genome centers and lower technology license fees. In addition, the manufacturing capabilities of the Applied Biosystems/MDS Sciex Instruments joint venture for the 4000 Q

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

TRAP® LC/MS/MS System remained constrained during the second quarter of fiscal 2004, while demand for the system increased.

The decrease in revenues from Other Product Lines for both the second quarter and first half of fiscal 2004 resulted primarily from lower software sales and consulting revenues compared with the prior year periods.

Revenues by geographic area
The following table sets forth the Applied Biosystems group’s revenues by geographic area for the second quarters and six months ended December 31:

	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

United States	$206.7	$216.0	4.5%		$419.3	$405.7	(3.2%	)
Europe	142.7	137.3	(3.8%	)	239.2	241.5	1.0%
Asia Pacific	84.2	91.8	9.0%		158.4	169.1	6.8%
Latin America and other markets	11.1	13.3	19.8%		23.7	24.8	4.6%

Total	$444.7	$458.4	3.1%		$840.6	$841.1	0.1%

The effects of foreign currency increased revenues by approximately 6% in Europe and 3% in Asia Pacific during the second quarter of fiscal 2004. Revenues in the U.S. increased during the second quarter, with the largest factor being an increase in sales of the 3730xl systems to large-scale genome centers. European revenues decreased due primarily to an order in fiscal 2003 from a large-scale genome center for a substantial number of 3730xl instrument systems, which was not repeated in fiscal 2004. Additionally, difficult economic conditions in certain European countries, most notably Germany and France, continued to negatively impact government funding for life science research. This constrained level of government funding negatively impacted our second quarter fiscal 2004 sales.

The effects of foreign currency increased revenues by approximately 6% in Europe and 2% in Asia Pacific during the first half of fiscal 2004. The decrease in sales in the U.S. for the six-month period of fiscal 2004 was primarily attributed to the delays in government funding to our large-scale genome center customers and the manufacturing constraints related to the 4000 Q TRAP® LC/MS/MS System discussed below.

Revenue by sources
	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

Instruments	$225.9	$235.1	4.1%		$414.9	$407.3	(1.8%	)
Consumables	144.0	149.4	3.8%		282.4	289.1	2.4%
Other sources	74.8	73.9	(1.2%	)	143.3	144.7	1.0%

Total	$444.7	$458.4	3.1%		$840.6	$841.1	0.1%

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Instruments
For the second quarter of fiscal 2004, revenues from instrument sales increased primarily due to growth in each of the Applied Biosystems group’s three major product categories (DNA Sequencing, SDS and Other Applied Genomics, and Mass Spectrometry), which more than offset the decrease in instrument sales primarily in the Other Product Lines product category.

For the first six months of fiscal 2004, revenues from instrument sales decreased primarily due to a decline in sales of the Applied Biosystems 3730xl DNA Analyzer, in part due to delays in government funding, which more than offset the growth in SDS and Other Applied Genomics instrument sales and Mass Spectrometry instrument sales.

Results for both the second quarter and first six months of fiscal 2004 were also impacted by the manufacturing capabilities of the Applied Biosystems/MDS Sciex Instruments joint venture for the 4000 Q TRAP® LC/MS/MS System, which remained constrained during the second quarter of fiscal 2004, while demand for the system increased.

Consumables
For the second quarter and first six months of fiscal 2004, consumables sales increased primarily due to growth in sales of SDS and Other Applied Genomics consumables. Also, for the second quarter of fiscal 2004, consumables sales increased due to growth in DNA sequencing consumables. These increases were offset by the declines in consumables sales in each of the other product categories. Sales growth in SDS and Other Applied Genomics consumables was due in part to the increasing adoption of the Applied Biosystems Assays-on-Demand™ and Assays-by-DesignSM products for gene expression and genotyping experiments in both basic research and drug discovery and development.

Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, decreased for the second quarter primarily due to a decline in technology license fees, partially offset by an increase in service and support revenues. Revenues from other sources increased for the fiscal year to date period primarily from higher service and support revenues, partially offset by lower technology licensing fees.

Gross margin, as a percentage of net revenues, increased for both the second quarter and six-month periods over the prior year periods due primarily to the asset impairment charges recorded in fiscal 2003 and the favorable effects of foreign currency, partially offset by higher license revenue in fiscal 2003. In addition, for the six months of fiscal 2004, changes in product sales mix also offset this increase.

SG&A expenses, as a percentage of net revenues, increased over the second quarter and first six months of fiscal 2003 due primarily to: increased legal fees, insurance and pension costs; increased spending on the development of, and enhancements to the Applied Biosystems Portal; and the unfavorable effects of foreign currency. The increase in the first six months of fiscal 2004 was partially offset by the reduction in personnel announced in December 2002.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

R&D expenses for both the second quarter and six month periods of fiscal 2004 increased slightly over the prior year periods. This increase resulted primarily from support for new product introductions, partially offset by the completion of funding for the Applera Genomics Initiative and the associated reduction in personnel announced in December 2002.

Other income (expense), net decreased for both the second quarter and six month periods in comparison to the prior year periods primarily due to lower benefits associated with our foreign currency risk management program.

The increase in the effective tax rate for both the second quarter and six-month periods of fiscal 2004 was primarily due to the previously discussed special charges recorded in fiscal 2003.

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $639.6 million at December 31, 2003 and $601.7 million at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2003. Cash provided by operating activities has been the Applied Biosystems group’s primary source of funds.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, its share of funding of the Celera Diagnostics joint venture, dividends, and potential authorized share repurchases for the next twelve months and for the foreseeable future thereafter.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	June 30, 2003	December 31, 2003

Cash and cash equivalents	$601.7	$639.6
Short-term investments

Total cash and cash equivalents and short-term investments	$601.7	$639.6
Total debt
Working capital	708.6	749.9
Debt to total capitalization	—%	—%

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Cash and cash equivalents for the six months ended December 31, 2003 increased as cash generated from operating activities and proceeds from stock issuances were only partially offset by expenditures for capital and other assets, the funding of the Celera Diagnostics joint venture, the payment of dividends, and the repurchase of Applera-Applied Biosystems stock. Net cash flows of continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2002	2003

Net cash from operating activities	$114.6	$135.4
Net cash from investing activities	(28.5)	(14.9)
Net cash from financing activities	(16.2)	(100.0)

Operating activities:
Net cash from operating activities of continuing operations for the first six months of fiscal 2004 was $20.8 million higher than the first six months of fiscal 2003. This increase resulted primarily from a larger decrease in accounts receivable in fiscal 2004 due to improved collections and the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries and higher tax payments in fiscal 2003, partially offset by the funding of our U.S. pension plan of approximately $28 million in fiscal 2004, and the timing of royalty and vendor payments. The Applied Biosystems group’s days sales outstanding was 67 days at December 31, 2003, 75 days at June 30, 2003, and 63 days at December 31, 2002. Inventory on hand was 3.5 months at December 31, 2003 compared to 3.3 months at June 30, 2003.

Investing activities:
Capital expenditures for the first six months of fiscal 2004, net of disposals, were $25.0 million less than the prior fiscal year period primarily due to lower expenditures for the Pleasanton, California facility. The first six months of fiscal 2004 included $20.9 million of proceeds primarily from the sale of investments. The first six months of fiscal 2003 included $29.6 million of proceeds from the maturity of a short-term investment.

Financing activities:
During the first six months of fiscal 2004, we repurchased 3.9 million shares of Applera-Applied Biosystems stock for $84.0 million. During the first six months of fiscal 2003, we repurchased 380,000 shares of Applera-Applied Biosystems stock for $6.8 million. The second quarter of fiscal 2004 included two dividend payments on Applera-Applied Biosystems stock compared to one payment in the second quarter of fiscal 2003.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Celera Genomics Group

	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

Net revenues	$22.9	$19.2	(16.2%	)	$46.5	$36.6	(21.3%	)
Cost of sales	3.7	3.7	—%		7.1	6.4	(9.9%	)
R&D	32.9	25.2	(23.4%	)	65.5	47.0	(28.2%	)
SG&A expenses	7.0	7.2	2.9%		14.0	15.4	10.0%
Amortization of intangible assets	1.7	0.7	(58.8%	)	4.4	1.5	(65.9%	)

Operating loss	(22.4)	(17.6)	(21.4%	)	(44.5)	(33.7)	(24.3%	)
Gain (loss) on investments, net	(0.3)	0.1	(133.3%	)	(0.3)	(0.5)	66.7%
Interest income, net	4.7	2.6	(44.7%	)	9.9	5.8	(41.4%	)
Other income (expense), net	0.6	2.0	233.3%		(2.6)	0.9	(134.6%	)
Loss from joint venture	(9.9)	(9.3)	(6.1%	)	(23.2)	(21.4)	(7.8%	)

Loss before income taxes	(27.3)	(22.2)	(18.7%	)	(60.7)	(48.9)	(19.4%	)
Benefit for income taxes	11.2	8.6	(23.2%	)	24.9	19.1	(23.3%	)

Net loss	$(16.1)	$(13.6)	(15.5%	)	$(35.8)	$(29.8)	(16.8%	)

Effective income tax benefit rate	41%	39%			41%	39%

Online/Information Business:
Revenues	$20.3	$16.3			$40.9	$31.5
Operating income	9.3	8.4			18.4	15.4

The lower net loss in the second quarter and first six months of fiscal 2004 in comparison to the fiscal 2003 periods primarily resulted from lower R&D expenses and lower amortization of intangible assets, partially offset by lower revenues and net interest income. Lower Online/Information Business operating income for the both second quarter and first half of fiscal 2004 resulted from lower revenue partially offset by reduced operating expenses due to the Celera Genomics group’s decision to forgo new business unrelated to drug discovery. Online/Information Business revenues decreased primarily as a result of the expiration of various customer agreements. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 2002, and therefore its revenues from sales of these products and services have been limited. Expenses related to the Applera Genomics Initiative are not allocated to the Online/Information Business.

R&D expenses decreased in the second quarter of fiscal 2004 in comparison to the same quarter last year primarily due to the completion of the Applera Genomics Initiative, cost reductions in the Online/Information Business, and the elimination of non-strategic activities. These decreases were partially offset by higher expenses associated with preclinical development activities and the hiring of additional therapeutic personnel. R&D expenses decreased for the first six months of fiscal 2004 compared to the same period last year due primarily to the completion of the Applera Genomics Initiative, cost reductions in the Online/Information Business, and $2.9 million recorded in the first quarter of fiscal 2003 for asset write-downs associated with the Rockville, Maryland sequencing facility due to the group’s decision not to pursue additional sequencing service business. R&D

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

expenses for both the second quarter and first six months of fiscal 2004 include a $1.8 million write-off of building improvements related to a reconfiguration of space in the Rockville, Maryland facility.

SG&A expenses increased in the first six months of fiscal 2004 compared to the prior year period primarily due to higher employee-related costs, including severance.

Amortization expense of intangible assets decreased in the second quarter and first six months of fiscal 2004 due to the completion of the amortization of some intangible assets acquired as part of the acquisition of Axys Pharmaceuticals, Inc. in fiscal 2002.

Interest income, net decreased during both the second quarter and first six months of fiscal 2004 compared to the prior year periods primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments.

In the second quarter of fiscal 2004, other income, net increased compared to the prior year quarter due to a non-recurring receipt of $2.0 million related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business. For the first six months of fiscal 2004, other income (expense), net included the $2.0 million receipt and lower losses recorded for equity method investments compared to the first six months of fiscal 2003.

The decrease in the effective income tax benefit rate for both the second quarter and six-month periods of fiscal 2004 was primarily attributable to changes in forecasted R&D credits.

Celera Genomics Group Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $770.0 million at December 31, 2003 and $802.4 million at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2003.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera Genomics group’s normal operating cash flow needs, planned capital expenditures, and its share of funding of the Celera Diagnostics joint venture for the next twelve months and for the foreseeable future thereafter. However, if the Celera Genomics group is successful in its preclinical programs it may require additional funds to advance these programs through the regulatory process.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

(Dollar amounts in millions)	June 30, 2003	December 31, 2003

Cash and cash equivalents	$52.6	$80.0
Short-term investments	749.8	690.0

Total cash and cash equivalents and short-term investments	$802.4	$770.0
Total debt	17.1	16.7
Working capital	750.8	714.3
Debt to total capitalization	1.7%	1.7%

Cash and cash equivalents for the first six months of fiscal 2004 increased as proceeds from the sales and maturities of short-term investments, sales of assets, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture and the purchase of capital assets. As a result, the Celera Genomics group’s cash and cash equivalents and short-term investments decreased by $32.4 million during the first six months of fiscal 2004. Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2002	2003

Net cash from operating activities	$(19.7)	$(25.1)
Net cash from investing activities	110.4	49.7
Net cash from financing activities	13.6	2.7

Operating activities:
Net cash used by operating activities for the first six months of fiscal 2004 was $5.4 million higher than the first six months of fiscal 2003. The higher use of cash resulted primarily from higher net cash operating losses and lower cash receipts in fiscal 2004 due to the expiration of various Online/Information Business customer agreements, partially offset by lower compensation costs due to the June 2002 restructuring of the organization.

Investing activities:
Net cash from investing activities for the first six months of fiscal 2004 decreased from the first six months of fiscal 2003 due to lower proceeds received from the sales and maturities of short-term investments, partially offset by fewer purchases of long-term investments.

Financing activities:
Net cash from financing activities for the first six months of fiscal 2004 decreased from the first six months of fiscal 2003 due to lower proceeds received from employee stock option exercises.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Celera Diagnostics

	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2002	2003	% Increase/ (Decrease)		2002	2003	% Increase/ (Decrease)

Net revenues	$7.8	$11.0	41.0%		$10.8	$19.6	81.5%
Cost of sales	2.2	6.3	186.4%		4.6	10.0	117.4%
R&D	12.6	10.6	(15.9%	)	23.7	23.1	(2.5%	)
SG&A expenses	2.9	3.4	17.2%		5.7	7.9	38.6%

Operating loss	$(9.9)	$(9.3)	(6.1%	)	$(23.2)	$(21.4)	(7.8%	)

Equalization payments	$5.1	$8.2			$5.1	$14.2
End-user sales of products manufactured by Celera Diagnostics	$5.0	$10.4			$8.9	$19.5

Net revenues consist primarily of equalization payments from Abbott Laboratories resulting from the profit-sharing alliance between Abbott and Celera Diagnostics and primarily accounted for the increase in net revenues. Equalization payments fluctuate from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user sales of alliance products also increased due to continued growth in sales of cystic fibrosis analyte specific reagents (“ASRs”), and to a lesser extent, products for infectious disease testing.

R&D expenses decreased in both the second quarter and first six months of fiscal 2004 as a result of the completion of the Applera Genomics Initiative, partially offset by increased spending for discovery programs and product development.

SG&A expenses for the first six months of fiscal 2004 included a $1.1 million charge related to a facility lease agreement.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financial and operating activities. We use foreign exchange forward, option, and range forward contracts to manage our foreign currency exposures. At December 31, 2003, we recorded in our condensed consolidated financial statements a net liability of $27.2 million related to these currency forwards and option contracts, compared with a net liability of $2.3 million at June 30, 2003. This increase was primarily attributed to the fluctuations in foreign currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of December 31, 2003. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar as of December 31, 2003, we calculated a hypothetical after-tax loss of $42.8 million, as compared to a hypothetical after-tax loss

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

of $36.8 million at June 30, 2003. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. Our analysis excluded the impact of translation of foreign currency- denominated forecasted sales. If foreign currency exchange rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

For more information on our market risks, please refer to the market risk section of the management’s discussion and analysis included on pages 34 and 35 of our 2003 Annual Report to Stockholders (which section is incorporated herein by reference).

Recently Issued Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to retirees to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We have elected to defer accounting for any effects of the Act while evaluating the Act further and pending the issuance of authoritative guidance on the accounting for the Act and its effect, if any, on our results of operations, financial position and financial statement disclosures. Therefore, the amounts included in the accompanying condensed consolidated financial statements related to our postretirement benefit plans do not reflect the effects of the Act.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The interim provisions of this Statement are required for our fiscal 2004 third quarter. The remaining provisions of this Statement are effective for our fiscal 2004 fourth quarter.

Also in December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for our fiscal 2004 third quarter. We are currently analyzing the effects of FIN 46R, but do not expect its application to have a material impact on our consolidated financial statements.

Outlook

Applied Biosystems Group

The Applied Biosystems group believes demand from commercial customers should improve during the remainder of fiscal 2004. However, the Applied Biosystems group believes a number of issues relating to government funding for life science research exist that have the potential to negatively impact fiscal 2004 second-half financial results. While the Applied Biosystems group does not expect the funding situation in Europe to change significantly in the near-term, the Applied Biosystems group is increasingly cautious about the situation in Japan. The Applied Biosystems group expects the transition of universities to Independent Administrative Agencies will lead to lower than previously expected sales in Japan during the remainder of fiscal 2004. In the U.S., Congress recently approved, and the President signed, the spending bill that included the fiscal 2004 NIH budget. However, previous experience suggests that the lag time between approval and the Applied Biosystems group’s U.S. academic customers’ receipt of their annual grant funds can delay customer purchases.

Despite these funding constraints, the Applied Biosystems group forecasts single digit annual revenue growth for fiscal 2004, consistent with the Applied Biosystems group’s prior guidance. For the second half of fiscal 2004, the Applied Biosystems group expects revenue growth to be driven by new product sales. The Applied Biosystems group expects fiscal 2004 annual earnings per share growth at a rate equal to or slightly above annual revenue growth.

During fiscal 2004, the Applied Biosystems group expects each of the three product types – instruments, consumables, and other sources – to generate annual revenue growth. Regarding fiscal 2004 annual revenue growth for the five product categories, the Applied Biosystems group expects both the SDS and Other Applied Genomics product category and the Mass Spectrometry product category to generate annual revenue growth. The Applied Biosystems group does not expect any significant change in the absolute level of annual revenue generated by either the Core DNA Synthesis and PCR product category or the Other Product Lines category during fiscal 2004. Finally, for the DNA Sequencing product category, the Applied Biosystems group expects annual revenue to decline modestly during fiscal 2004, primarily as a result of more modest sales of the 3730xl system to large-scale genome centers and, to a lesser degree, a decline in sequencing consumables sales.

The Applied Biosystems group presently estimates that the fiscal 2004 annual gross margin will be approximately equal to that of fiscal 2003. The Applied Biosystems group expects annual SG&A expenses to increase as a percent of total revenues during fiscal 2004 due to a number of factors, including expenses associated with Applera’s legal actions with F. Hoffmann-La Roche Ltd. and the expected commencement in March 2004 of a patent infringement trial involving MJ Research, Inc. Additional factors include: costs associated with the development of, and enhancements to, the new Applied Biosystems Portal; and increased insurance and pension costs. The Applied Biosystems group expects total annual R&D expenditures for fiscal 2004 to be approximately equal to those in fiscal 2003.

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

For the fiscal third quarter, the Applied Biosystems group anticipates earnings per share will be slightly above prior year quarter results. This forecast includes the expected legal expenses related to the trial discussed above.

Capital spending in fiscal 2004 is anticipated to be within the range of $70-80 million.

The Applied Biosystems group derives some rights to PCR technology under a series of agreements with Hoffmann-La Roche, Inc. and its affiliates which own some of the patents covering the PCR process. The group receives royalties from third-party sales of products incorporating this technology through a series of licensing programs. The first of these patents expires in 2005 in the U.S., and in 2006 in Europe and some other jurisdictions. The expiration of these patents may result in reduced royalty payments to the Applied Biosystems group. However, we expect that any reduction will be offset by royalties received from new PCR-related licensing programs. In addition, the PCR agreements are the subject of legal proceedings described in Note 9 to our condensed consolidated financial statements included in this report. The outcome of legal proceedings is inherently uncertain, and an adverse outcome in these proceedings could negatively affect the value of our PCR rights.

The Applied Biosystems group has engaged a leading strategy consulting firm to assist management in an in-depth review of the entire product portfolio. The purpose of this review is to identify opportunities for growth, increased profitability, and shareholder value creation. The Applied Biosystems group expects to complete this review in fiscal 2004. Financial statement implications, if any, as a result of this review will be addressed when appropriate.

Celera Genomics Group

Fiscal 2004 goals for the Celera Genomics group include establishing one or more strategic relationships that advance its therapeutic pipeline and/or take advantage of its combination of genomic, proteomic, and bioinformatic capabilities. The Celera Genomics group also seeks to establish a relationship to identify and develop therapeutic antibodies against therapeutic targets discovered through its proteomic programs. In the future, the Celera Genomics group may partner other therapeutic discovery programs that it elects not to pursue independently.

The Celera Genomics group plans to conduct identification of potential targets and to advance target validation within its three ongoing proteomic oncology programs in pancreatic cancer, lung cancer, and colon cancer, and to initiate a new proteomic discovery program in breast cancer. The Celera Genomics group believes that a partnered compound could enter clinical trials during fiscal 2004; however, its partners will make clinical development decisions with respect to partnered compounds.

The financial outlook for the Celera Genomics group for fiscal 2004 is as follows:

•     The Celera Genomics group’s net cash use is expected to be between $80 and $90 million, including an anticipated $25 to $30 million for the Celera Genomics group’s portion of the funding for the Celera Diagnostics joint venture. The impact of lower Online/Information Business revenues and operating profit should be partially offset by lower losses and cash demands related to Celera Diagnostics, and the first quarter of fiscal 2004 conversion of approximately $16 million of long-term treasury securities to short-term investments.

•     During the first half of fiscal 2004, expenses associated with the expansion of the Celera Genomics group’s development organization were lower than previously anticipated. The Celera

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Genomics group now anticipates R&D expenses in the range of $96 to $106 million. Actual R&D expenses will depend on the rate of progress in discovery and development programs. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be in the range of $38 to $44 million.

•     The Celera Genomics group anticipates fiscal 2004 revenues will continue to trend downward to a range of $55 to $60 million. Additional Online/Information Business agreements are expected to expire through fiscal 2006. Agreements that were contributing approximately $5 million in quarterly revenue have recently expired.

Celera Diagnostics

For fiscal 2004, end-user sales of products manufactured by Celera Diagnostics and marketed primarily through the alliance with Abbott Laboratories are expected to approximately double to a range of $45 to $50 million. Celera Diagnostics anticipates fiscal 2004 pre-tax losses decreasing to a range of $38 to $44 million, and fiscal 2004 net cash use decreasing to a range of $46 to $52 million, including capital spending of up to $5 million. This outlook assumes continued demand growth for current products, such as ASRs for cystic fibrosis and products for infectious disease testing.

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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products, and pursue new market opportunities. A significant portion of the net revenues for the Applied Biosystems group each year is derived from products that did not exist in the prior year. The Applied Biosystems group’s products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. The Applied Biosystems group’s future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of the group’s proven expertise or in areas which have unproven market demand. For example, the Applied Biosystems group has committed significant resources to researching, developing, marketing, and distributing new products and services designed to integrate laboratory experimentation with relevant scientific information, and to new Internet web sites devoted to promoting the group’s products and supporting customer research and development activities. These are emerging business areas for the Applied Biosystems group, and there can be no assurance that there will be market acceptance of the utility and value of these products and services. The inability to gain market acceptance of new products and services could adversely affect the group’s future operating results. The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products with new products or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and its future operating results.

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

Several legal actions have been filed against us that could affect the intellectual property rights of the Applied Biosystems group, including the following:

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

•
Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits, some of our Assays-on-DemandTM products and Assays-by-DesignSM services, and the Celera Discovery System. Genetic Technologies Limited has also alleged that haplotyping analysis performed by our businesses infringes these patents.

•
In response to an arbitration claim filed by us against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with those defendants, they have asserted counterclaims against us in the arbitration that could affect our exclusive rights to some PCR patents licensed from them.

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

The Applied Biosystems group’s businesses, particularly those focused on developing and marketing information-based products and services, depend on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. Because the Applied Biosystems group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet, the Applied Biosystems group depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Applied Biosystems group’s hardware or software malfunctions or access to the Applied Biosystems group’s data by internal research personnel or customers through the Internet is interrupted, the Applied Biosystems group’s business could suffer.

The Applied Biosystems group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, and similar events. In addition, the Applied Biosystems group’s online products and services are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Applied Biosystems group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers’ access to information-based product and service offerings, it could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Applied Biosystems group.

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $689 million as of December 31, 2003, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $109 million as of December 31, 2003. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments. Effective April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System and the Celera Genomics group’s related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement. Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of some products sold by the Applied Biosystems group after July 1, 2002. This royalty rate and the corresponding payments to be made to the Celera Genomics group were based on the sales of these products that the groups anticipated at the time of the execution of the agreement. The Applied Biosystems group has not guaranteed any minimum royalty payments to the Celera Genomics group, and the actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize the products subject to the royalty. The Applied Biosystems group has not proven its ability to successfully commercialize these products. The Celera Genomics group believes that in order for the Applied Biosystems group’s sales of these products to

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

meet original expectations, the Applied Biosystems group will have to continue devoting a significant amount of its resources to researching, developing, marketing, and distributing them. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group’s use of its resources, including for products subject to the royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of these product offerings.

The Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 30, 2002, and therefore its future revenues from its sale of these products and services will be limited. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group described in the preceding paragraph, the Celera Genomics group will receive all revenues under, and be responsible for all costs and expenses associated with, the Celera Discovery System and related information contracts that were entered into on or prior to June 30, 2002. However, the Applied Biosystems group took full responsibility for marketing and contracting for the Celera Discovery System and related products and services after that date. Accordingly, the Celera Genomics group does not expect any revenues from the Celera Discovery System and related products and services other than under contracts existing on June 30, 2002, so long as they remain in effect, and from potential royalty payments from the Applied Biosystems group under the marketing and distribution agreement. The Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below a total of $62.5 million during the four fiscal years ending with the 2006 fiscal year, if the shortfall is due to the actions of the Applied Biosystems group including changes in marketing strategy for the Celera Discovery System. However, this commitment is also subject to the Celera Genomics group otherwise continuing to perform under these contracts and does not protect the Celera Genomics group from lost revenue due to other circumstances such as a customer bankruptcy. Although under some contracts with existing Celera Discovery System customers the Celera Genomics group is entitled to milestone payments or future royalties based on products developed by its customers, the Celera Genomics group believes these arrangements are unlikely to produce any significant revenue for the group.

Because of the close working relationship between the Celera Genomics group and the Applied Biosystems group under the marketing and distribution agreement, it may be difficult to ascertain responsibility for claims, liabilities, or other issues that may arise under Celera Discovery System contracts or the marketing and distribution agreement. Under the marketing and distribution agreement described above, the two groups have agreed to cooperation guidelines to enable the Celera Genomics group to perform its obligations under existing Celera Discovery System agreements and to facilitate the development of the Applied Biosystems group’s products covered by the agreement. These guidelines provide for the application of relevant resources and expertise of the groups to the relationship, and have led to a close working relationship among personnel within the two groups. Because of this working relationship, if any customers assert any claims under Celera Discovery System

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

contracts, it may be difficult to determine which group was responsible for the actions that gave rise to the claim. In addition, the Applied Biosystems group may from time to time take good faith actions in pursuit of its marketing strategy that affect Celera Discovery System contracts that were in existence on June 30, 2002. Because of the working relationship between the two groups, it may be difficult to determine whether the actions of the Applied Biosystems group are within the scope of the reimbursement obligation described above.

The Celera Genomics group’s ability to develop and commercialize proprietary therapeutic products is unproven. As the Celera Genomics group expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products. It is possible that the Celera Genomics group’s discovery and development efforts will not result in any commercial products. In particular, the Celera Genomics group and its collaborators are seeking to develop new therapeutic products based on information derived from the study of the genetic material of organisms, or genomics, the study of proteins, or proteomics, and the large-scale disease association studies being performed by Celera Diagnostics. These methods are unproven, as few therapeutic products based on genomic or proteomic discoveries have been developed and commercialized and, to our knowledge, no one to date has developed or commercialized any therapeutic products based on the Celera Genomics group’s technologies. In addition, pursuant to its current business and scientific plan, the Celera Genomics group is seeking to capitalize on its relationship with Celera Diagnostics through the evaluation of the therapeutic relevance of targets that Celera Diagnostics may identify in its disease association studies. However, Celera Diagnostics is not obligated to continue those studies, and if Celera Diagnostics discontinues in whole or in part its disease study program, the Celera Genomics group’s business and scientific plan could be adversely affected.

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

The Celera Genomics group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes,

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

telecommunications failures, physical or software break-ins, and similar events. In addition, the Celera Genomics group’s online products are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers’ therapeutic products discovery and research efforts, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Celera Genomics group’s business.

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

Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between the Applied Biosystems Group and the Celera Genomics Group

Celera Diagnostics’ ability to develop and commercialize proprietary diagnostic products is unproven. Celera Diagnostics faces the difficulties inherent in developing and commercializing diagnostic products. It is possible that Celera Diagnostics’ discovery and development efforts will not result in any new commercial products or services. In particular, Celera Diagnostics and its collaborators are seeking to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date.

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

Single suppliers or a limited number of suppliers provide key components of Celera Diagnostics’ products. If these suppliers fail to supply these components, Celera Diagnostics may be unable to satisfy product demand. Several key components of Celera Diagnostics’ products come from, or are manufactured for Celera Diagnostics by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes and oligonucleotides. Celera Diagnostics acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply Celera Diagnostics with specified quantities over longer periods of time or set-aside part of its inventory for Celera Diagnostics’ forecasted requirements. Celera Diagnostics has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, in order to maintain compliance with Quality System regulations, Celera Diagnostics must verify that its suppliers of key components are in compliance with all applicable FDA regulations. Celera Diagnostics believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If Celera Diagnostics’ product sales increase beyond the forecast levels, or if its suppliers are unable or unwilling to supply it on commercially acceptable terms or comply with regulations applicable to manufacturing of Celera Diagnostics’ products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

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

There has been substantial litigation regarding patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Celera Diagnostics may become a party to patent litigation or proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties. For example, Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits. In addition, interference proceedings may be necessary to establish which party was the first to make the invention sought to be patented. Also, Celera Diagnostics may become involved in patent litigation against third parties to enforce its patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to Celera Diagnostics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against Celera Diagnostics is resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party. Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all. Similarly, contractual disputes related to existing license rights under third party patents may affect Celera Diagnostics’ ability to develop, manufacture, and sell its products. For example, existing legal proceedings between Applera Corporation and Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., and F. Hoffmann-La Roche, Ltd. may adversely affect the PCR patent rights that the Applied Biosystems group has contributed to Celera Diagnostics.

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

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risk section of the management’s discussion and analysis included on pages 43 and 44 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on pages 34 and 35 of our 2003 Annual Report to Stockholders (which section is incorporated herein by reference).

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the second quarter of our 2004 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the second quarter of our 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following paragraphs contain a description of some of the legal proceedings that we are currently a party to. We are describing these proceedings either because they were recently initiated or because there have been recent developments.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described below, and we intend to defend them vigorously. However, the outcome of litigation is inherently uncertain, and we cannot be sure that we will prevail in the cases described below or in our other current litigation. An adverse determination in the cases we are currently defending, particularly the claims against us described below and the other claims we are defending that are described elsewhere in this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group.

We are involved in several litigation matters with MJ Research, Inc., which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters is expected to commence in March 2004. Subsequently, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research has filed a notice of appeal.

Henry Huang (an individual) filed an action against us and the Applied Biosystems group and the other parties described below in the U.S. District Court for the Central District of California on February 19, 2003. Mr. Huang’s complaint seeks to change inventorship of the patents described below, and claims breach of contract, fraud, conversion, and unjust enrichment. The complaint relates to U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748 are assigned to the California Institute of Technology and licensed by the Applied Biosystems group. U.S. Patent No. 4,811,218 is assigned to the Applied Biosystems group. Also named in the complaint are the California Institute of Technology, Lloyd Smith,

Back to Index

Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham. Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, and Charles Connell are the inventors named on U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748. Michael Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham are the inventors named on U.S. Patent No. 4,811,218. The issues involved in this litigation are related to the issues in the MJ Research, Inc. litigation that was filed September 21, 2000, which is described above. Mr. Huang is alleging that he is the sole inventor on U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. He is seeking to substitute himself for the named inventors on the relevant patents, and to have himself named as the sole assignee of the patents, and is also seeking monetary damages, costs, expenses, and other relief as the court deems proper. A trial was completed on December 22, 2003, and a decision from the judge is pending.

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “LOA”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the LOA, which was entered into subsequent to the distribution agreement. Roche also alleges that

Back to Index

(i) we breached our contractual obligation under the LOA, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics.

Promega Corporation filed an action against us and some of our affiliates and Roche Molecular Systems, Inc. and Hoffmann-La Roche, Inc. in the U.S. District Court for the Eastern District of Virginia on April 10, 2000. The complaint asserts violations of the federal False Claims Act. On November 12, 2003, the court issued an order to have the complaint, which had previously been sealed, served on us and the other defendants. On February 9, 2004, we waived service of the complaint, which initiated our direct involvement in the case. The complaint alleges that we and Hoffmann-La Roche overcharged the U.S. government for thermal cyclers and PCR reagents. The overcharges are alleged to be the result of a licensing program based in part on U.S. Patent No. 4,889,818. Promega is asserting that U.S. Patent No. 4,889,818 was obtained fraudulently and that the licensing program run by us and Hoffmann-La Roche is the cause of the alleged overcharging. Promega is seeking monetary damages. Promega claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on October 16, 2003. At that meeting, our stockholders elected all of the nominees for director and ratified the selection of our independent accountants, each as described in the Notice of Annual Meeting and Proxy Statement dated September 5, 2003. The results of the voting of the stockholders with respect to these matters is set forth below.

I.	Election of Directors.

	Total Vote For Each Director	Total Vote Withheld From Each Director

Richard H. Ayers	207,367,644	7,487,482
Jean-Luc Bélingard	186,827,069	28,028,057
Robert H. Hayes	207,373,085	7,482,041
Arnold J. Levine	153,272,506	61,582,620
William H. Longfield	208,339,688	6,515,438
Theodore E. Martin	207,393,330	7,461,796
Carolyn W. Slayman	186,827,974	28,027,152
Orin R. Smith	186,766,304	28,088,822
James R. Tobin	207,411,552	7,443,574
Tony L. White	207,237,941	7,617,185

II.	Ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending June 30, 2004.

FOR	AGAINST	ABSTAIN
209,274,758	4,604,606	975,762

Back to Index

Item 5. Other Information.

During our 2002 fiscal year, the Applied Biosystems group formed the Knowledge Business to develop and market products and services designed to meet the needs of life science researchers in performing specific biological analysis applications. The Knowledge Business was focused on generating value to life science customers through products and services with high information content that support improved experimental work-flows. Concurrently with the Applied Biosystems group’s formation of the Knowledge Business, in April 2002, the Celera Genomics group and the Applied Biosystems group entered into a ten-year marketing and distribution agreement pursuant to which the Applied Biosystems group became the exclusive marketer of the Celera Genomics group’s Celera Discovery System™ (“CDS”) and related human genetic and other biological and medical information. As a result of this arrangement, the Applied Biosystems group has integrated CDS and other genomic and biological information into its product offerings. During the second quarter of our 2004 fiscal year, the Applied Biosystems group reorganized its internal operations and, among other things, integrated the operations of the former Knowledge Business into other business units of the Applied Biosystems group. However, the Applied Biosystems group and the Celera Genomics group continue to operate under the marketing and distribution agreement on the same terms and conditions as in effect prior to the reorganization.

The Celera Genomics group is no longer using the delta technology, which was used to develop the compounds that it reacquired from Bayer, in its tryptase program. However, the group is continuing to pursue its tryptase program and its efforts have been shifted to new proprietary compounds.

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

(b) Reports on Form 8-K.

During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K dated October 22, 2003, to disclose under Items 9 and 12 thereof our October 22, 2003, press releases setting forth the financial results of Applera and the Applied Biosystems group and the Celera Genomics group for the first quarter of our 2004 fiscal year.

Back to Index

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

Dated: February 13, 2004

Back to Index

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