Form 10-Q
period 2004-03-31
APPLERA CORP
filed 2004-05-13
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of the close of business on May 7, 2004, there were 201,835,054 shares of Applera Corporation-Applied Biosystems Group Common Stock and 72,953,877 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION
INDEX

Back to Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2004	2003	2004

Net Revenues	$431,006	$455,180	$1,321,356	$1,345,552
Cost of sales	206,123	216,195	631,343	637,351

Gross Margin	224,883	238,985	690,013	708,201
Selling, general and administrative	105,345	124,569	324,872	355,192
Research, development and engineering	96,963	94,950	303,539	282,309
Amortization of intangible assets	725	725	5,148	2,175
Other special charges		6,287	24,313	5,672

Operating Income	21,850	12,454	32,141	62,853
Gain (loss) on investments, net	(2,147)	3,641	(2,420)	10,672
Interest expense	(211)	(79)	(614)	(381)
Interest income	7,156	5,580	23,620	17,802
Other income (expense), net	(13,392)	6,998	(12,457)	7,954

Income before Income Taxes	13,256	28,594	40,270	98,900
Provision (benefit) for income taxes	(329)	6,451	1,196	18,174

Income from Continuing Operations	13,585	22,143	39,074	80,726
Loss from discontinued operations, net of income taxes			(16,400)

Net Income	$13,585	$22,143	$22,674	$80,726

Applied Biosystems Group (see Note 2)
Income from Continuing Operations	$40,123	$46,022	$103,532	$131,817
Basic per share	$0.19	$0.23	$0.50	$0.64
Diluted per share	$0.19	$0.22	$0.49	$0.63

Loss from Discontinued Operations	$—	$—	$(16,400)	$—
Basic and diluted per share	$—	$—	$(0.08)	$—

Net Income	$40,123	$46,022	$87,132	$131,817
Basic per share	$0.19	$0.23	$0.42	$0.64
Diluted per share	$0.19	$0.22	$0.41	$0.63

Dividends per share	$0.0850	$0.0850	$0.1700	$0.1700

Celera Genomics Group (see Note 2)
Net Loss	$(26,743)	$(21,858)	$(62,516)	$(51,700)
Basic and diluted per share	$(0.37)	$(0.30)	$(0.88)	$(0.71)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

	At June 30,	At March 31,
	2003	2004

		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$654,283	$631,309
Short-term investments	749,785	692,360
Accounts receivable, net	423,549	372,519
Inventories, net	152,060	153,101
Prepaid expenses and other current assets	93,706	122,396

Total current assets	2,073,383	1,971,685
Property, plant and equipment, net	526,591	496,311
Other long-term assets	657,518	614,615

Total Assets	$3,257,492	$3,082,611

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$6,210
Accounts payable	166,319	130,433
Accrued salaries and wages	79,623	71,701
Accrued taxes on income	85,943	68,417
Other accrued expenses	281,435	301,882

Total current liabilities	613,320	578,643
Long-term debt	17,101
Other long-term liabilities	286,786	247,286

Total Liabilities	917,207	825,929

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,128	2,130
Applera Corporation–Celera Genomics Group	723	729
Capital in excess of par value	2,102,936	2,109,020
Retained earnings	355,252	407,100
Accumulated other comprehensive loss	(54,485)	(20,194)
Treasury stock, at cost	(66,269)	(242,103)

Total Stockholders’ Equity	2,340,285	2,256,682

Total Liabilities and Stockholders’ Equity	$3,257,492	$3,082,611

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Nine months ended
	March 31,

	2003	2004

Operating Activities of Continuing Operations
Income from continuing operations	$39,074	$80,726
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	105,639	96,294
Asset impairments	10,017
Provisions for office closures and severance and related costs	23,744	4,843
Long-term compensation programs	4,524	3,047
(Gain) loss from investments and sale of assets, net	1,330	(10,606)
Deferred income taxes	(55,067)	(24,047)
Loss from equity method investees	19,171	366
Changes in operating assets and liabilities:
Accounts receivable	28,717	75,094
Inventories	(10,725)	(2,695)
Prepaid expenses and other assets	(9,476)	(2,232)
Accounts payable and other liabilities	(43,994)	(87,556)

Net Cash Provided by Operating Activities of Continuing Operations	112,954	133,234

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(109,299)	(51,339)
Proceeds from short-term investments, net	86,725	71,949
Purchases of long-term investments	(16,834)
Acquisitions and other investments, net	(105)	(288)
Proceeds from the sale of assets, net	6,579	28,981

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(32,934)	49,303

Net Cash Used by Operating Activities of Discontinued Operations	(2,526)	(195)

Financing Activities
Net change in loans payable	(290)
Principal payments on debt		(10,000)
Dividends	(26,691)	(35,107)
Purchases of common stock for treasury	(19,779)	(199,999)
Proceeds from stock issued for stock plans	27,507	22,423

Net Cash Used by Financing Activities	(19,253)	(222,683)

Effect of Exchange Rate Changes on Cash	13,667	17,367

Net Change in Cash and Cash Equivalents	71,908	(22,974)
Cash and Cash Equivalents Beginning of Period	470,218	654,283

Cash and Cash Equivalents End of Period	$542,126	$631,309

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

Note 2 – Earnings (Loss) per Share, Including Pro Forma Effects of Stock-Based Compensation

The following tables present a reconciliation of basic and diluted earnings (loss) per share and illustrate what net income and earnings per share would have been if we had applied the fair value method of accounting for employee stock plans as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The earnings (loss) per share and pro forma effects on results for the three months ended March 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2003	2004

Net income, as reported		$13.6	$22.1
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	0.6	0.6
Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax	34.3	29.3

Pro forma net loss		$(20.1)	$(6.6)

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

		Applied Biosystems		Celera Genomics
		Group		Group

(Dollar amounts in millions, except per share amounts)		2003	2004	2003	2004

Net income (loss), as reported		$40.1	$46.0	$(26.7)	$(21.9)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of tax	0.4	0.4	0.2	0.2
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	27.5	23.7	6.8	5.6

Pro forma net income (loss)		$13.0	$22.7	$(33.3)	$(27.3)

Weighted average number of common shares
	Basic	209.1	204.0	71.7	72.6
	Common stock equivalents	1.3	4.4

	Diluted	210.4	208.4	71.7	72.6

Earnings (loss) per share
	Basic – as reported	$0.19	$0.23	$(0.37)	$(0.30)
	Basic – pro forma	$0.06	$0.11	$(0.46)	$(0.38)
	Diluted – as reported	$0.19	$0.22	$(0.37)	$(0.30)
	Diluted – pro forma	$0.06	$0.11	$(0.46)	$(0.38)

The earnings (loss) per share and pro forma effects on results for the nine months ended March 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2003	2004

Income from continuing operations, as reported		$39.1	$80.7
Add:	Stock-based employee compensation expense included in reported income from continuing operations, net of tax	2.6	1.8
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	110.0	100.2

Pro forma loss from continuing operations		$(68.3)	$(17.7)

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

		Applied Biosystems		Celera Genomics
		Group		Group

(Dollar amounts in millions, except per share amounts)		2003	2004	2003	2004

Income (loss) from continuing operations, as reported		$103.5	$131.8	$(62.5)	$(51.7)
Add:	Stock-based employee compensation expense included in reported income (loss) from continuing operations, net of tax	1.9	1.2	0.7	0.6
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	87.0	81.5	23.0	18.7

Pro forma income (loss) from continuing operations		$18.4	$51.5	$(84.8)	$(69.8)

Weighted average number of common shares
	Basic	209.0	206.4	71.4	72.4
	Common stock equivalents	1.3	4.1

	Diluted	210.3	210.5	71.4	72.4

Earnings (loss) per share from continuing operations
	Basic – as reported	$0.50	$0.64	$(0.88)	$(0.71)
	Basic – pro forma	$0.09	$0.25	$(1.19)	$(0.96)
	Diluted – as reported	$0.49	$0.63	$(0.88)	$(0.71)
	Diluted – pro forma	$0.09	$0.24	$(1.19)	$(0.96)

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three and nine-month periods ended March 31:

(Shares in millions)	2003	2004

Applera Corporation–Applied Biosystems Group Common Stock	27.3	16.5
Applera–Celera stock	12.9	11.8

In determining the pro forma impact for employee stock plans under SFAS 123, we estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine month periods ended March 31:

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2004	2003	2004

Applied Biosystems Group
Dividend yield	1.1%	0.8%	1.1%	0.8%
Volatility	72%	71%	72%	71%
Risk-free interest rate	3.0%	3.2%	3.0%	3.2%
Expected option life in years	5	5	5	5

Celera Genomics Group
Volatility	97%	78%	97%	88%
Risk-free interest rate	3.0%	3.2%	3.0%	3.2%
Expected option life in years	4	4	4	4

Note 3 – Special Charges

Fiscal 2003
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

	Employee-
	Related	Asset	Office
(Dollar amounts in millions)	Charges	Impairment	Closures	Total

Total charges	$22.9	$9.5	$1.4	$33.8
Cash payments	17.2		0.6	17.8
Non-cash charges		9.5	0.5	10.0
Reduction of expected costs	4.9			4.9

Balance at March 31, 2004	$0.8	$—	$0.3	$1.1

The termination of the employees and the cash payments relating to the workforce reductions and office closures were substantially completed by December 31, 2003. These payments were funded primarily by cash provided by operating activities.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Fiscal 2004
During the third quarter of fiscal 2004, the Applied Biosystems group recorded pre-tax charges of $6.3 million in other special charges for the termination of approximately 110 employees, mainly in the U.S. The savings resulting from this action are expected to be used to support the businesses that are driving the group’s revenue growth, including through the hiring of additional appropriately-skilled employees. As of March 31, 2004, the affected employees had been notified and the majority are expected to be terminated by the end of fiscal 2004. As of March 31, 2004, we had made $0.8 million of cash payments. The remaining cash expenditures are expected to be substantially completed by the end of fiscal 2004, and will be funded primarily by cash provided by operating activities.

Note 4 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) for the three and nine month periods ended March 31 were as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Net income	$13.6	$22.1	$22.7	$80.7
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(0.4)	(1.1)	(6.5)	2.3
Net unrealized (gains) losses on investments reclassified into earnings	0.9	(2.4)	0.8	(8.1)
Net unrealized losses on hedge contracts	(4.1)	(3.6)	(3.3)	(27.9)
Net unrealized losses on hedge contracts reclassified into earnings	9.1	9.1	17.3	21.4
Foreign currency translation adjustments	6.2	5.9	19.9	46.6

Total other comprehensive gain	11.7	7.9	28.2	34.3

Total comprehensive gain	$25.3	$30.0	$50.9	$115.0

Note 5 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2003	March 31, 2004

Raw materials and supplies	$54.4	$56.1
Work-in-process	9.8	8.9
Finished products	87.9	88.1

Total inventories, net	$152.1	$153.1

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 6 – Assets Held for Sale

During the third quarter of fiscal 2004, the Applied Biosystems group decided to pursue the sale of certain nonstrategic assets. As a result of this decision, we have reclassified $19.5 million of assets into assets held for sale within prepaid expenses and other current assets. The reclassified assets consist of $16.6 million of property, plant, and equipment, net and $2.9 million of net inventory. The sale of these assets is expected to occur over the next twelve months.

Note 7 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

		June 30, 2003		March 31, 2004

(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	7.5	$44.7	$21.2	$44.8	$24.9
Acquired technology	6.5	60.0	30.0	63.7	35.4
Favorable operating leases	4.0	11.6	4.7	11.6	6.9

Total		$116.3	$55.9	$120.1	$67.2

Aggregate amortization expense was as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Applied Biosystems group	$2.4	$2.5	$7.1	$7.5
Celera Genomics group	0.7	0.7	5.2	2.2
Celera Diagnostics	0.6	0.5	1.6	1.6

Consolidated	$3.7	$3.7	$13.9	$11.3

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

At March 31, 2004, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

2004	$10.1	$2.9	$2.1	$15.1
2005	9.8	2.9	2.2	14.9
2006	9.7	1.1	2.2	13.0
2007	8.7		2.0	10.7
2008	6.0		0.4	6.4

The carrying amount of goodwill at June 30, 2003, and March 31, 2004, was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 8 – Supplemental Cash Flow Information

Significant non-cash financing activities were as follows:

	Nine months ended March 31,

(Dollar amounts in millions)	2003	2004

Tax benefit related to employee stock options	$1.1	$2.1
Dividends declared but not paid	$17.7	$—
Issuances of restricted stock	$0.2	$6.6

Note 9 – Guarantees

Leases
We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions upon the shipment of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2004, the financing companies’ outstanding balance of lease receivables with recourse to us was $8.8 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $52 million at March 31, 2004, is not expected to have a material adverse effect on our consolidated financial position.

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

The following table provides an analysis of the warranty reserve:

(Dollar amounts in millions)

Balance at June 30, 2003	$15.1
Accruals for warranties	23.4
Usage of reserve	(22.3)

Balance at March 31, 2004	$16.2

Note 10 – Pension and Other Postretirement Benefits

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We adopted the interim provisions of this Statement in our fiscal 2004 third quarter. The remaining provisions of this Statement are effective for our fiscal 2004 fourth quarter.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The components of net pension and postretirement benefit expenses for the three and nine month periods ended March 31 were as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Pension
Service cost	$2.4	$2.7	$7.1	$8.1
Interest cost	9.7	9.2	29.5	27.1
Expected return on plan assets	(10.0)	(9.3)	(29.1)	(28.1)
Amortization of prior service cost			(0.4)
Amortization of losses	0.2	1.0	0.8	3.1

Net periodic expense	$2.3	$3.6	$7.9	$10.2

Postretirement Benefit
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.3	1.1	3.9	3.6
Amortization of losses			0.1	0.1

Net periodic expense	$1.4	$1.2	$4.2	$3.9

We contributed $28.9 million to the pension plan during the nine months ended March 31, 2004 and we expect to fund approximately $4.0 million during the remainder of fiscal 2004.

Note 11 – Contingencies

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We are involved in several litigation matters with MJ Research, Inc., which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters commenced in March 2004. The Court elected to hold the trial in two phases: a patent phase and an antitrust phase. In the patent phase, which has concluded, the jury found that MJ Research infringed U.S. patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). The jury found the infringement of the ’195, ’202, ’188 and ’493 patents to be willful. In addition to direct infringement by MJ Research of the ’610 and ’675 patents, the jury found that MJ Research induced its customers to infringe all of the patents and contributed to infringement by its customers of the ’610 and ’675 patents. In April 2004, the jury awarded damages to us and Roche Molecular Systems, also a party to the litigation, in the amount of $19.8 million. We intend to seek, with Roche Molecular Systems, an enhancement of damages, including legal fees, since several infringements were found to be willful. Additionally, we intend to seek an injunction against MJ Research, which filed for bankruptcy court protection on March 29, 2004. The antitrust phase of the trial is scheduled to commence in July 2004.

Subsequent to the filing of our claims against MJ Research which are described in the preceding paragraph, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research has filed an appeal.

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

Henry Huang (an individual) filed an action against us and the Applied Biosystems group and the other parties described below in the U.S. District Court for the Central District of California on February 19, 2003. Mr. Huang’s complaint seeks to change inventorship of the patents described below, and claims breach of contract, fraud, conversion, and unjust enrichment. The complaint relates to U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748 are assigned to the California Institute of Technology and licensed by the Applied Biosystems group. U.S. Patent No. 4,811,218 is assigned to the Applied Biosystems group. Also named in the complaint are the California Institute of Technology, Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham. Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, and Charles Connell are the inventors named on U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748. Michael Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham are the inventors named on U.S. Patent No. 4,811,218. The issues involved in this litigation are related to the issues in the MJ Research, Inc. litigation that was filed September 21, 2000, which is described above. Mr. Huang is alleging that he is the sole inventor on U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. He is seeking to substitute himself for the named inventors on the relevant patents, and to have himself named as the sole assignee of the patents, and is also seeking monetary damages, costs, expenses, and other relief as the court deems proper. A trial was completed on December 22, 2003, and on February 18, 2004, the judge issued a decision in our favor finding that Mr. Huang was not an inventor of the patents at issue. Mr. Huang has appealed the decision.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products are cystic fibrosis reagent kits, Assays-on-DemandTM products for non-coding regions, Assays-by-DesignSM services for non-coding regions, and the Celera Discovery SystemTM (“CDS”). The complaint also alleges that haplotyping analysis performed by our businesses infringes the patents identified above. Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics. On March 1, 2004 the Superior Court denied Roche’s motion to compel arbitration, but Roche has appealed the decision and both the arbitration and the litigation have been stayed pending the outcome of the appeal.

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

Discontinued Operations
In October 2002, we received an adverse jury verdict in Federal District Court for the District of Delaware in connection with a patent lawsuit between TA Instruments, Inc., a subsidiary of Waters Corporation, and The Perkin-Elmer Corporation relating to thermal analysis products. The Applied Biosystems group is involved as the successor to The Perkin -Elmer Corporation, having sold the thermal instruments product line as part of the sale of its Analytical Instruments business to EG&G, Inc. (now named PerkinElmer, Inc.) in 1999. In fiscal 2003, the jury awarded TA Instruments $13.3 million based on lost sales, price erosion, and reasonable royalties, and also rejected claims we had made against TA Instruments alleging that their conduct infringed one of our patents. Subsequently, the District Court entered final judgment on a modified award of $17.3 million, after ruling on motions filed by us and TA Instruments which resulted in the Court’s striking the price erosion element of the jury’s damage award, but granting TA Instruments enhanced damages and attorneys fees on certain aspects of the verdict, and prejudgment interest. We recorded a charge of $16.4 million, net of income taxes, as part of discontinued operations in the first quarter of fiscal 2003. In June 2003, we appealed the judgment rejecting our infringement claims to the U.S. Court of Appeals for the Federal Circuit. On May 5, 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s judgment denying our infringement claim, and we have elected not to pursue further appeals.

Note 12 – Segment and Consolidating Information

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

See Note 15 to our consolidated financial statements included in our 2003 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

The following table summarizes sales of products between segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Applied Biosystems Group
Sales to the Celera Genomics group (1)	$1.0	$1.0	$2.6	$2.0
Sales to Celera Diagnostics (1)	1.3	1.3	3.3	6.0

Celera Genomics Group
Royalties from the Applied Biosystems group (2)	$0.5	$0.7	$1.3	$1.9

Celera Diagnostics
Sales to the Applied Biosystems group (3)	$0.1	$—	$3.2	$—

The following table summarizes supplemental cash flow activity between segments:

	Nine Months Ended
	March 31,

(Dollar amounts in millions)	2003	2004

Applied Biosystems Group
Nonreimbursable utilization of tax benefits (4)	$23.7	$26.0
Payments for reimbursable utilization of tax
benefits (5)	15.2	14.5
Funding of Celera Diagnostics (6)	5.8	5.1

Celera Genomics Group
Funding of Celera Diagnostics (7)	$37.5	$32.8

(1)	The Applied Biosystems group recorded net revenues from leased instruments, consumables, and project materials to the Celera Genomics group and Celera Diagnostics.

(2)	The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating CDS and some other genomic and biological information under a marketing and distribution agreement.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(3)	Celera Diagnostics recorded net revenues from the sale of diagnostics products to the Applied Biosystems group under a distribution agreement. On October 1, 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to the diagnostic division of Abbott Laboratories, pursuant to the profit-sharing alliance announced in June 2002.

(4)	The Applied Biosystems group used, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

(5)	The Applied Biosystems group paid the Celera Genomics group for the use of existing tax benefits acquired by the Celera Genomics group in business combinations and other tax benefits, including those associated with Celera Diagnostics in accordance with our tax allocation policy.

(6)	The Applied Biosystems group recorded its share of capital expenditures and working capital funding for Celera Diagnostics.

(7)	The Celera Genomics group recorded operating losses and its share of capital expenditures and working capital funding for Celera Diagnostics.

For the three and nine month periods ended March 31, 2003 and 2004, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$437,267	$10,453	$7,460	$—	$455,180
Intersegment revenues	2,288	718		(3,006)

Net Revenues	439,555	11,171	7,460	(3,006)	455,180
Cost of sales	210,693	1,964	5,464	(1,926)	216,195

Gross Margin	228,862	9,207	1,996	(1,080)	238,985
Selling, general and administrative	100,512	5,026	2,306	16,725	124,569
Corporate allocated expenses	13,707	2,098	920	(16,725)
Research, development and engineering	57,088	28,262	10,682	(1,082)	94,950
Amortization of intangible assets		725			725
Other special charges	6,287				6,287

Operating Income (Loss)	51,268	(26,904)	(11,912)	2	12,454
Gain on investments, net	3,641				3,641
Interest income, net	2,998	2,503			5,501
Other income (expense), net	6,517	481			6,998
Loss from joint venture		(11,912)		11,912

Income (Loss) before Income Taxes	64,424	(35,832)	(11,912)	11,914	28,594
Provision (benefit) for income taxes	18,402	(13,974)	—	2,023	6,451

Net Income (Loss)	$46,022	$(21,858)	$(11,912)	$9,891	$22,143

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$1,272,704	$45,847	$27,001	$—	$1,345,552
Intersegment revenues	7,925	1,899	28	(9,852)

Net Revenues	1,280,629	47,746	27,029	(9,852)	1,345,552
Cost of sales	619,371	8,366	15,447	(5,833)	637,351

Gross Margin	661,258	39,380	11,582	(4,019)	708,201
Selling, general and administrative	288,228	17,484	8,959	40,521	355,192
Corporate allocated expenses	33,229	5,083	2,209	(40,521)
Research, development and engineering	177,426	75,241	33,731	(4,089)	282,309
Amortization of intangible assets		2,175			2,175
Other special charges	5,672				5,672

Operating Income (Loss)	156,703	(60,603)	(33,317)	70	62,853
Gain (loss) on investments, net	11,180	(508)			10,672
Interest income, net	9,144	8,277			17,421
Other income (expense), net	6,557	1,397			7,954
Loss from joint venture		(33,317)		33,317

Income (Loss) before Income Taxes	183,584	(84,754)	(33,317)	33,387	98,900
Provision (benefit) for income taxes	51,767	(33,054)	—	(539)	18,174

Net Income (Loss)	$131,817	$(51,700)	$(33,317)	$33,926	$80,726

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$584,929	$46,380	$—	$—	$631,309
Short-term investments		692,360			692,360
Accounts receivable, net	364,126	2,838	7,535	(1,980)	372,519
Inventories, net	140,412	2,077	10,749	(137)	153,101
Prepaid expenses and other current assets	112,135	10,401	2,462	(2,602)	122,396

Total current assets	1,201,602	754,056	20,746	(4,719)	1,971,685
Property, plant and equipment, net	393,337	93,123	10,104	(253)	496,311
Other long-term assets	469,667	163,237	7,357	(25,646)	614,615

Total Assets	$2,064,606	$1,010,416	$38,207	$(30,618)	$3,082,611

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$6,210	$—	$—	$6,210
Accounts payable	122,818	7,830	3,874	(4,089)	130,433
Accrued salaries and wages	57,665	10,020	4,016		71,701
Accrued taxes on income	52,093	16,324			68,417
Other accrued expenses	267,568	31,527	3,250	(463)	301,882

Total current liabilities	500,144	71,911	11,140	(4,552)	578,643
Other long-term liabilities	237,097	9,683	506		247,286

Total Liabilities	737,241	81,594	11,646	(4,552)	825,929

Total Stockholders’ Equity	1,327,365	928,822	26,561	(26,066)	2,256,682

Total Liabilities and Stockholders’ Equity	$2,064,606	$1,010,416	$38,207	$(30,618)	$3,082,611

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$131,817	$(51,700)	$(33,317)	$33,926	$80,726
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	74,262	16,458	5,672	(98)	96,294
Provisions for severance and related costs	4,843				4,843
Long-term compensation programs	2,348	699			3,047
(Gain) loss from investments and sale of assets, net	(11,356)	750			(10,606)
Deferred income taxes	(25,606)	2,492		(933)	(24,047)
Loss from joint venture and equity method investees		33,683		(33,317)	366
Nonreimbursable utilization of intergroup tax benefits	25,990	(25,990)
Changes in operating assets and liabilities:
Accounts receivable	64,866	13,870	(2,432)	(1,210)	75,094
Inventories	(1,281)	497	(1,909)	(2)	(2,695)
Prepaid expenses and other assets	(1,695)	770	(2,026)	719	(2,232)
Accounts payable and other liabilities	(57,786)	(28,433)	(2,252)	915	(87,556)

Net Cash Provided (Used) by Operating Activities	206,402	(36,904)	(36,264)	—	133,234

Investing Activities
Additions to property, plant and equipment, net	(46,184)	(3,839)	(1,610)	294	(51,339)
Proceeds from short-term investments, net		71,949			71,949
Investments in joint venture and other, net	(5,403)	(32,760)		37,875	(288)
Proceeds from the sale of assets, net	28,417	859		(295)	28,981

Net Cash Provided (Used) by Investing Activities	(23,170)	36,209	(1,610)	37,874	49,303

Net Cash Used by Operating Activities of Discontinued Operations	(195)				(195)

Financing Activities
Principal payments on debt		(10,000)			(10,000)
Dividends	(35,107)				(35,107)
Net cash funding from groups			37,874	(37,874)
Purchases of common stock for treasury	(199,999)				(199,999)
Proceeds from stock issued for stock plans	17,965	4,458			22,423

Net Cash Provided (Used) by Financing Activities	(217,141)	(5,542)	37,874	(37,874)	(222,683)

Effect of Exchange Rate Changes on Cash	17,367				17,367

Net Change in Cash and Cash Equivalents	(16,737)	(6,237)	—	—	(22,974)
Cash and Cash Equivalents Beginning of Period	601,666	52,617			654,283

Cash and Cash Equivalents End of Period	$584,929	$46,380	$—	$—	$631,309

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$407,107	$19,744	$4,155	$—	$431,006
Intersegment revenues	2,330	509	138	(2,977)

Net Revenues	409,437	20,253	4,293	(2,977)	431,006
Cost of sales	202,340	2,950	2,315	(1,482)	206,123

Gross Margin	207,097	17,303	1,978	(1,495)	224,883
Selling, general and administrative	84,702	6,389	2,287	11,967	105,345
Corporate allocated expenses	9,807	1,563	597	(11,967)
Research, development and engineering	59,973	26,923	11,708	(1,641)	96,963
Amortization of intangible assets		725			725

Operating Income (Loss)	52,615	(18,297)	(12,614)	146	21,850
Loss on investments, net	(2,086)	(61)			(2,147)
Interest income, net	3,111	3,834			6,945
Other income (expense), net	1,323	(14,715)			(13,392)
Loss from joint venture		(12,614)		12,614

Income (Loss) before Income Taxes	54,963	(41,853)	(12,614)	12,760	13,256
Provision (benefit) for income taxes	14,840	(15,110)		(59)	(329)

Net Income (Loss)	$40,123	$(26,743)	$(12,614)	$12,819	$13,585

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Net revenues from external customers	$1,244,060	$65,415	$11,881	$—	$1,321,356
Intersegment revenues	5,960	1,339	3,236	(10,535)

Net Revenues	1,250,020	66,754	15,117	(10,535)	1,321,356
Cost of sales	621,376	10,075	6,901	(7,009)	631,343

Gross Margin	628,644	56,679	8,216	(3,526)	690,013
Selling, general and administrative	263,157	16,784	6,774	38,157	324,872
Corporate allocated expenses	31,172	5,162	1,823	(38,157)
Research, development and engineering	180,178	92,357	35,461	(4,457)	303,539
Amortization of intangible assets		5,148			5,148
Other special charges	24,313				24,313

Operating Income (Loss)	129,824	(62,772)	(35,842)	931	32,141
Loss on investments, net	(2,086)	(334)			(2,420)
Interest income, net	9,259	13,747			23,006
Other income (expense), net	4,828	(17,285)			(12,457)
Loss from joint venture		(35,842)		35,842

Income (Loss) before Income Taxes	141,825	(102,486)	(35,842)	36,773	40,270
Provision (benefit) for income taxes	38,293	(39,970)		2,873	1,196

Income (Loss) from Continuing Operations	103,532	(62,516)	(35,842)	33,900	39,074
Loss from discontinued operations, net of income taxes	(16,400)				(16,400)

Net Income (Loss)	$87,132	$(62,516)	$(35,842)	$33,900	$22,674

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at June 30, 2003

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Income (loss) from continuing operations	$103,532	$(62,516)	$(35,842)	$33,900	$39,074
Adjustments to reconcile income (loss) from
continuing operations to net cash provided (used)
by operating activities:
Depreciation and amortization	74,247	28,171	4,145	(924)	105,639
Asset impairments	10,017				10,017
Provisions for office closures and severance costs	23,744				23,744
Long-term compensation programs	3,179	1,345			4,524
Loss on sale of assets	996	334			1,330
Deferred income taxes	(52,239)	(5,367)		2,539	(55,067)
Loss from joint venture and equity method investees		55,013		(35,842)	19,171
Nonreimbursable utilization of intergroup tax benefits	23,655	(23,655)
Changes in operating assets and liabilities:
Accounts receivable	20,284	10,704	(3,233)	962	28,717
Inventories	(5,255)	(678)	(4,785)	(7)	(10,725)
Prepaid expenses and other assets	(9,473)	(1,694)	(1,469)	3,160	(9,476)
Accounts payable and other liabilities	(19,235)	(25,258)	4,287	(3,788)	(43,994)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	173,452	(23,601)	(36,897)		112,954

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(99,292)	(4,694)	(6,431)	1,118	(109,299)
Proceeds from short-term investments, net	29,646	57,079			86,725
Purchases of long-term investments		(16,834)			(16,834)
Investments in joint venture and other, net	(5,921)	(37,513)		43,329	(105)
Proceeds from the sale of assets, net	5,463	2,235		(1,119)	6,579

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(70,104)	273	(6,431)	43,328	(32,934)

Net Cash Used by Operating Activities of Discontinued Operations	(2,526)				(2,526)

Financing Activities
Net change in loans payable	(290)				(290)
Dividends	(26,691)				(26,691)
Net cash funding from groups			43,328	(43,328)
Purchases of common stock for treasury	(19,779)				(19,779)
Proceeds from stock issued for stock plans	12,216	15,291			27,507

Net Cash Provided (Used) by Financing Activities	(34,544)	15,291	43,328	(43,328)	(19,253)

Effect of Exchange Rate Changes on Cash	13,667				13,667

Net Change in Cash and Cash Equivalents	79,945	(8,037)			71,908
Cash and Cash Equivalents Beginning of Period	441,328	28,890			470,218

Cash and Cash Equivalents End of Period	$521,273	$20,853	$—	$—	$542,126

Back to Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Celera Genomics group is engaged principally in integrating advanced technologies to discover and develop new therapeutics. The Celera Genomics group intends to leverage its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, and to discover and develop new therapeutics. Its Celera Discovery SystemTM online platform, marketed exclusively by the Applied Biosystems group, is an integrated source of information based on the human genome and other biological and medical sources.

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

Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the Celera Genomics group. There is no single security that represents the performance of Applera Corporation as a whole, nor is there a separate security traded for Celera Diagnostics.

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

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 12 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our three segments.

The following business developments have occurred since the beginning of fiscal 2004:

Applied Biosystems Group

•	In September 2003, Catherine M. Burzik joined the Applied Biosystems group as Executive Vice President, responsible for global commercial activities, and became a member of the Applera Executive Committee.

•	Also in September 2003, the Applied Biosystems group announced the introduction of the 8500 Affinity Chip Analyzer, which rapidly identifies and characterizes antibody diagnostic and therapeutic candidates.

•	In January 2004, the Applied Biosystems group announced the commercial availability of the SNPlex™ Genotyping System, a reagent and software product designed to allow researchers to conduct ultra high throughput genotyping studies for the characterization of complex diseases using the Applied Biosystems group’s 3730xl and 3730 DNA Analyzers.

•	In February 2004, the Applied Biosystems group announced the availability of two new real-time PCR systems for the detection and quantification of nucleic acid sequences.

•	Also in February 2004, the Applied Biosystems group announced the commercial availability of the VariantSEQr™ Resequencing System, the first complete, cost-effective solution for the discovery of DNA variants.

•	In March 2004, the Applied Biosystems group announced the latest version of its laboratory information management system (LIMS) software, SQL*LIMS™ version 5.0, which includes an enhanced user interface delivered via a Web services application.

•	During the third quarter, the Applied Biosystems group and MDS Inc., through the Applied Biosystems/MDS Sciex Instruments joint venture, and Waters Technologies Corporation settled patent infringement claims and entered into royalty-bearing license agreements cross licensing certain technology. Please refer to the Events Impacting Comparability section for more information.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

•	In April 2004, the Applied Biosystems group announced the commercial availability of the Applied Biosystems Expression Array System. The product combines highly sensitive gene detection capabilities with easy integration to the Applied Biosystems group’s complementary gene expression products. Together, these systems provide a comprehensive and streamlined solution for studies of human gene expression.

•	On April 19, 2004, the Applied Biosystems group announced a favorable decision in a patent infringement lawsuit brought by Applera Corporation and Roche Molecular Systems, Inc. against MJ Research, Inc. and its principals. Damages were awarded in the amount of $19.8 million to the Applied Biosystems group and Roche Molecular Systems. The Applied Biosystems group intends to seek, with Roche Molecular Systems, an enhancement of damages, and an injunction against MJ Research. MJ Research filed for bankruptcy court protection in March 2004. Please refer to Note 11 to our condensed consolidated financial statements for more information.

Celera Genomics Group

•	The Celera Genomics group’s scientists have advanced several small molecule therapeutic programs, including its histone deacetylaste (HDAC) program for cancer and its Factor VIIa anticoagulation program. Compounds for further preclinical evaluation have been identified.

•	The Celera Genomics group’s scientists are completing validation studies involving 14 potential pancreatic cancer targets. They have selected over 30 additional differentially expressed proteins for validation, including their first potential targets related to lung and colon cancer.

•	In March 2004, Paulette A. Dillon joined the Celera Genomics group as Chief Business Officer, responsible for leading strategic business and portfolio planning for the Company, as well as business development activities.

Celera Diagnostics

•	In September 2003, Celera Diagnostics announced the discovery of several novel genetic markers associated with an increased risk for myocardial infarction, or heart attack. In March 2004, Celera Diagnostics reported the discovery of novel markers in four genes associated with risk for myocardial infarction, none of which were in a previously recognized disease pathway associated with myocardial infarction risk.

•	In October 2003, Celera Diagnostics announced a research collaboration with Merck & Co. to identify and validate genetic markers useful in the development of prognostic tests and therapeutics for selected cancers.

•	During the second quarter of fiscal 2004, Celera Diagnostics and its collaborators presented selected results from three genomic studies, including findings regarding risk of distant metastasis in breast cancer, interferon responsiveness in hepatitis C patients, and Alzheimer’s disease.

•	In February 2004, Celera Diagnostics announced that it obtained special 510(k) clearance from the U.S. Food and Drug Administration for expanded claims related to its ViroSeq™ HIV-1 Genotyping System, a molecular diagnostic test designed to detect mutations associated with drug resistance in HIV-1, the virus that causes AIDS.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Critical Accounting Policies
Please refer to the discussion of our critical accounting policies contained in the management’s discussion and analysis section of our 2003 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

Other Special Charges
Fiscal 2004
During the third quarter of fiscal 2004, the Applied Biosystems group recorded pre-tax charges of $6.3 million in other special charges for the termination of approximately 110 employees, mainly in the U.S. The savings resulting from this action are expected to be used to support the businesses that are driving the group’s revenue growth, including through the hiring of additional appropriately-skilled employees. As of March 31, 2004, the affected employees had been notified and the majority are expected to be terminated by the end of fiscal 2004. As of March 31, 2004, we had made $0.8 million of cash payments. The remaining cash expenditures are expected to be substantially completed by the end of fiscal 2004, and will be funded primarily by cash provided by operating activities.

Fiscal 2003
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

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairment	Office Closures	Total

Total charges	$22.9	$9.5	$1.4	$33.8
Cash payments	17.2		0.6	17.8
Non-cash charges		9.5	0.5	10.0
Reduction of expected costs	4.9			4.9

Balance at March 31, 2004	$0.8	$—	$0.3	$1.1

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The termination of the employees and the cash payments relating to the workforce reductions and office closures were substantially completed by December 31, 2003. These payments were funded primarily by cash provided by operating activities.

Investments
Fiscal 2004
The Applied Biosystems group recorded before tax gains of $3.6 million in the third quarter of fiscal 2004 and $11.2 million in the first nine months of fiscal 2004 related primarily to the sales of minority equity investments. These investment sales resulted from management’s decision to liquidate non-strategic investments.

Fiscal 2003
In the third quarter of fiscal 2003, the Celera Genomics group recognized a non-cash charge of $15.1 million in other income (expense), net representing its share of an impairment charge recorded by Discovery Partners International, Inc. (“DPI”). Our investment in DPI common stock, which resulted from our fiscal 2002 acquisition of Axys Pharmaceuticals, Inc., is accounted for under the equity method of accounting. Based on the decline in its market capitalization, DPI re-assessed the value of its goodwill and other long-lived assets and recorded an impairment charge as a result of this evaluation.

Other Events Impacting Comparability
In March 2004, the Applied Biosystems group and MDS Inc., through the Applied Biosystems/MDS Sciex Instruments joint venture, received a payment of $18.1 million from Waters Technologies Corporation in connection with the resolution of patent infringement claims between the parties. The Applied Biosystems group recorded a net gain of $6.7 million in other income (expense), net, from legal settlements, including the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation.

Acquired In-Process Research and Development
During fiscal 2002, we acquired Axys and recorded a charge to write off the value of acquired in-process research and development (“IPR&D”). The following is an update on the status of the acquired projects.

Proprietary projects
During the third quarter of fiscal 2004, we continued to pursue all acquired projects that were active as of June 30, 2003, and we expect to move our programs forward as appropriate toward clinical trials.

Partnered projects
The Celera Genomics group has previously stated that a partnered compound could enter clinical trials during fiscal 2004. While existing partnered programs could lead to clinical trials in the future, the initiation of such trials now appears unlikely during fiscal 2004. The Celera Genomics group’s partners will make clinical development decisions with respect to partnered compounds.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Please refer to the events impacting comparability section contained in the management’s discussion and analysis and Note 2 to our consolidated financial statements in our 2003 Annual Report to Stockholders for more information on the IPR&D.

Discussion of Consolidated Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,

			% Increase/				% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)		2003	2004	(Decrease)

Net revenues	$431.0	$455.2	5.6%		$1,321.4	$1,345.5	1.8%
Cost of sales	206.1	216.2	4.9%		631.3	637.3	1.0%

Gross margin	224.9	239.0	6.3%		690.1	708.2	2.6%
SG&A expenses	105.3	124.5	18.2%		324.9	355.3	9.4%
R&D	97.0	95.0	(2.1%	)	303.5	282.2	(7.0%	)
Amortization of intangible assets	0.7	0.7	—%		5.2	2.2	(57.7%	)
Other special charges		6.3			24.3	5.7	(76.5%	)

Operating income	21.9	12.5	(42.9%	)	32.2	62.8	95.0%
Gain (loss) on investments, net	(2.2)	3.6	(263.6%	)	(2.4)	10.7	(545.8%	)
Interest income, net	6.9	5.5	(20.3%	)	23.0	17.4	(24.3%	)
Other income (expense), net	(13.3)	7.0	(152.6%	)	(12.5)	8.0	(164.0%	)

Income before income taxes	13.3	28.6	115.0%		40.3	98.9	145.4%
Provision (benefit) for income taxes	(0.3)	6.5			1.2	18.2

Income from continuing operations	$13.6	$22.1	62.5%		$39.1	$80.7	106.4%

Percentage of net revenues:
Gross margin	52.2%	52.5%			52.2%	52.6%
SG&A expenses	24.4%	27.4%			24.6%	26.4%
R&D	22.5%	20.9%			23.0%	21.0%
Operating income	5.1%	2.7%			2.4%	4.7%

Effective income tax (benefit) rate	(2% )	23%			3%	18%

As previously described in events impacting comparability, fiscal 2004 and 2003 results were impacted by the following items:

•	$15.1 million pre-tax charge included in the loss from the Celera Genomics group’s equity interest in DPI in the third quarter of fiscal 2003. This amount was recorded in other income (expense), net;
•	$33.8 million charge, including $9.5 million recorded in cost of sales, at the Applied Biosystems group for cost reductions including severance, asset impairments, and other special charges in the second quarter of fiscal 2003;
•	$6.3 million charge at the Applied Biosystems group for severance and related costs in the third quarter of fiscal 2004;
•	$6.7 million net gain from legal settlements, including the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation, in the third quarter of fiscal 2004;
•	$0.6 million reduction in the second quarter of fiscal 2004 of severance costs at the Applied Biosystems group previously recorded in the second quarter of fiscal 2003; and
•	$3.6 million for the third quarter and $11.2 million for the first nine months of fiscal 2004 of gains relating to investments at the Applied Biosystems group.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The total tax benefit recorded on the fiscal 2003 charges was $16.8 million. The total tax expense recorded was $1.3 million on the third quarter fiscal 2004 net gain and $4.2 million on the nine-month fiscal 2004 net gain.

The net effect of foreign currency on income from continuing operations was a benefit of approximately $3 million during the third quarter of fiscal 2004 and a benefit of approximately $7 million during the first nine months of fiscal 2004. Please refer to the discussion on pages 37 to 47 of this quarterly report for further information on the financial results of our segments.

The favorable effects of foreign currency increased net revenues by approximately 3% during the third quarter of fiscal 2004. Revenues increased at the Applied Biosystems group, driven by strength in both the Sequence Detection Systems (SDS)/Other Applied Genomics and Mass Spectrometry product categories, partially offset by lower revenues in the DNA Sequencing and Other Product Lines product categories. The increase in revenues in the SDS/Other Applied Genomics product category was driven by the strength of TaqMan® consumables sales and to a lesser degree, instrument sales. Sales of the Applied Biosystems group’s products for human identification in the applied markets were strong and have become a significant contributor to the overall growth of the SDS/Other Applied Genomics product category. In Mass Spectrometry, the revenue increase was primarily driven by the strength of sales of the 4000 Q TRAP® LC/MS/MS System. Sales of DNA Sequencing instruments declined, primarily as a result of more modest sales of the Applied Biosystems 3730xl DNA Analyzer to large-scale genome centers, more than offsetting an increase in sales of DNA Sequencing consumables. Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements.

The favorable effects of foreign currency increased net revenues by approximately 2% during the first nine months of fiscal 2004. As a result, net revenues for the first nine months of fiscal 2004 were relatively flat compared with the prior year period. Revenues increased slightly at the Applied Biosystems group, due primarily to strength in the SDS/Other Applied Genomics and Mass Spectrometry product categories, partially offset by lower sequencing-related revenues. Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements.

The higher gross margin percentage for both the third quarter and first nine months of fiscal 2004 compared to fiscal 2003 was due primarily to a shift in product mix, operational efficiencies, and the favorable effects of foreign currency at the Applied Biosystems group. In addition, for the nine months of fiscal 2003, gross margin was lower due to the asset impairment charges recorded in the second quarter of fiscal 2003 at the Applied Biosystems group. This increase was partially offset by lower revenues in fiscal 2004 at the Celera Genomics group.

SG&A expenses, as a percentage of net revenues, increased in both the third quarter and the nine-month periods of fiscal 2004 primarily due to: higher litigation-related legal fees; the unfavorable effects of foreign currency; increased spending on the development of, and enhancements to, the Applied Biosystems myScienceSM virtual research community and e-commerce website (collectively known as the Applied Biosystems Portal); and increased insurance and pension costs. In addition, the increase in the nine-month period was partially offset by the reduction in personnel at the Applied Biosystems group announced in December 2002.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

R&D expenses decreased for both the third quarter and nine-month periods of fiscal 2004 compared to the same periods last year primarily due to the completion of the funding for the Applera Genomics Initiative, the costs of which were shared among our three businesses, reduction in personnel at the Applied Biosystems group in fiscal 2003, cost reductions in the Online/Information Business, and the elimination of non-strategic activities at the Celera Genomics group. This decrease was partially offset by support for new product introductions at the Applied Biosystems group, increased expenditures to support preclinical development activities and the hiring of additional therapeutic R&D personnel at the Celera Genomics group, and increased spending for discovery programs and product development at Celera Diagnostics.

Interest income, net decreased during the third quarter and first nine months of fiscal 2004 compared to the prior year periods primarily due to lower average interest rates, partially offset by slightly higher average cash and cash equivalents and short-term investments.

Other income (expense), net changed for both the third quarter and nine-month periods in comparison to the prior year periods primarily due to the net gain of $6.7 million recorded in fiscal 2004 from legal settlements, including the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation, and the loss for the DPI equity method investment recorded in fiscal 2003, which included our share of the impairment charge previously described.

The change in the effective tax rate for both the third quarter and nine-month periods of 2004 was primarily due to the previously discussed special charges recorded in fiscal 2003 and 2004, as well as changes in forecasted R&D credits.

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.3 billion at March 31, 2004 and $1.4 billion at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at March 31, 2004. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, dividends, and authorized share repurchases for the next twelve months and for the foreseeable future. However, if the Celera Genomics group is successful in its preclinical programs it may require additional funds to advance these programs through the regulatory process.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

	June 30,	March 31,
(Dollar amounts in millions)	2003	2004

Cash and cash equivalents	$654.3	$631.3
Short-term investments	749.8	692.4

Total cash and cash equivalents and
short-term investments	$1,404.1	$1,323.7
Total debt	17.1	6.2
Working capital	1,460.1	1,393.0
Debt to total capitalization	0.7%	0.3%

Cash and cash equivalents decreased during the first nine months of fiscal 2004 from June 30, 2003 as the amount expended on the purchase of capital and other assets, repayment of debt, payment of dividends, and the repurchase of 8.9 million shares of Applera-Applied Biosystems stock for $200.0 million exceeded the cash generated from operating activities, proceeds from the sales and maturities of short-term investments, sales of assets and proceeds from stock issuances, and the favorable impact of the exchange rate valuation on our cash and cash equivalents. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$113.0	$133.2
Net cash from investing activities	(32.9)	49.3
Net cash from financing activities	(19.3)	(222.7)
Effect of exchange rate changes on cash	13.7	17.4

Operating activities:
The increase in net cash from operating activities of continuing operations for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 resulted primarily from: strong working capital management, including improved accounts receivable collections in fiscal 2004; the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries at the Applied Biosystems group; and lower tax and severance and related benefits payments at the Applied Biosystems group in fiscal 2004. This increase was partially offset by the funding of our U.S. pension plan of approximately $28 million in fiscal 2004, the timing of royalty and vendor payments at the Applied Biosystems group, and lower cash receipts in fiscal 2004 due to the continuing expiration of Online/Information Business customer agreements at the Celera Genomics group.

Investing activities:
Capital expenditures, net of disposals, were $58.0 million less than in the prior fiscal year period primarily due to lower expenditures for the Applied Biosystems group’s Pleasanton, California facility. During the first nine months of fiscal 2004, proceeds generated from sales and maturities of short-term investments were $14.8 million lower than in the prior year period. Proceeds from the sale of assets, which consisted primarily of minority equity investments, were $22.4 million higher in fiscal 2004. Fiscal 2003 investing activities also included the purchase of long-term investments to secure the 8% senior secured convertible notes assumed in connection with the Axys acquisition in fiscal 2002.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Financing activities:
During the first nine months of fiscal 2004, we repurchased $10.0 million in principal amount of the outstanding 8% senior secured convertible notes assumed in connection with the Axys acquisition, that were scheduled to mature in October 2004. During the first nine months of fiscal 2004, we repurchased 8.9 million shares of Applera-Applied Biosystems stock for $200.0 million. During the first nine months of fiscal 2003, we repurchased 1.1 million shares of Applera-Applied Biosystems stock for $19.8 million. Proceeds received from employee stock option exercises during the first nine months of fiscal 2004 were $5.1 million less than in the prior fiscal year period.

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended				Nine Months Ended
	March 31,				March 31,

			% Increase/				% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)		2003	2004	(Decrease)

Net revenues	$409.4	$439.6	7.4%		$1,250.0	$1,280.6	2.4%
Cost of sales	202.3	210.7	4.2%		621.4	619.3	(0.3%	)

Gross margin	207.1	228.9	10.5%		628.6	661.3	5.2%
SG&A expenses	94.5	114.2	20.8%		294.3	321.5	9.2%
R&D	60.0	57.1	(4.8%	)	180.2	177.4	(1.6%	)
Other special charges		6.3			24.3	5.7	(76.5%	)

Operating income	52.6	51.3	(2.5%	)	129.8	156.7	20.7%
Gain (loss) on investments, net	(2.1)	3.6	(271.4%	)	(2.1)	11.2	(633.3%	)
Interest income, net	3.1	3.0	(3.2%	)	9.3	9.1	(2.2%	)
Other income (expense), net	1.3	6.5	400.0%		4.8	6.6	37.5%

Income before income taxes	54.9	64.4	17.3%		141.8	183.6	29.5%
Provision for income taxes	14.8	18.4	24.3%		38.3	51.8	35.2%

Income from continuing operations	$40.1	$46.0	14.7%		$103.5	$131.8	27.3%

Percentage of net revenues:
Gross margin	50.6%	52.1%			50.3%	51.6%
SG&A expenses	23.1%	26.0%			23.5%	25.1%
R&D	14.7%	13.0%			14.4%	13.9%
Operating income	12.8%	11.7%			10.4%	12.2%

Effective income tax rate	27%	29%			27%	28%

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

As previously described in events impacting comparability, fiscal 2004 and 2003 results were impacted by the following items:

•	$33.8 million charge, including $9.5 million recorded in cost of sales, for cost reductions including severance, asset impairments, and other special charges in the second quarter of fiscal 2003;
•	$6.3 million charge for severance and related costs in the third quarter of fiscal 2004;
•	$6.7 million net gain from legal settlements, including the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation, in the third quarter of fiscal 2004;
•	$0.6 million reduction in the second quarter of fiscal 2004 of severance costs previously recorded in the second quarter of fiscal 2003; and
•	$3.6 million for the third quarter and $11.2 million for the first nine months of fiscal 2004 of gains relating to investments.

The total tax benefit recorded on the fiscal 2003 charges was $10.9 million. The total tax expense recorded was $1.3 million on the third quarter fiscal 2004 net gain and $4.2 million on the nine-month fiscal 2004 net gain.

The net effect of foreign currency on income from continuing operations was a benefit of approximately $3 million during the third quarter of fiscal 2004 and a benefit of approximately $7 million during the first nine months of fiscal 2004.

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and nine-month periods ended March 31:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,

			% Increase/				% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)		2003	2004	(Decrease)

DNA Sequencing	$143.6	$137.5	(4%	)	$467.5	$432.7	(7%	)
% of total revenues	35%	31%			37%	34%

SDS/Other Applied Genomics (a)	86.8	111.6	29%		255.7	310.1	21%
% of total revenues	21%	25%			21%	24%

Mass Spectrometry (b)	93.3	109.4	17%		270.2	295.3	9%
% of total revenues	23%	25%			22%	23%

Core DNA Synthesis and PCR	50.7	50.2	(1%	)	151.6	152.5	1%
% of total revenues	12%	12%			12%	12%

Other Product Lines (a) (b)	35.0	30.9	(12%	)	105.0	90.0	(14%	)
% of total revenues	9%	7%			8%	7%

Total	$409.4	$439.6	7%		$1,250.0	$1,280.6	2%

(a)	A reclassification of $0.2 million for the quarter ended March 31, 2003, and $0.4 million for the nine months ended March 31, 2003, was made from Other Product Lines to SDS/Other Applied Genomics.

(b)	A reclassification of $1.8 million for the quarter ended March 31, 2003, and $3.7 million for the nine months ended March 31, 2003, was made from Other Product Lines to Mass Spectrometry.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The favorable effects of foreign currency increased net revenues by approximately 3% during the third quarter of fiscal 2004. Revenue growth in the quarter was driven by strength in both the SDS/Other Applied Genomics and Mass Spectrometry product categories. Revenues in the SDS/Other Applied Genomics product category increased, driven by the strength of TaqMan® consumables sales and, to a lesser degree, instrument sales. Sales of our products for human identification in the applied markets were strong and have become a significant contributor to the overall growth of the SDS/Other Applied Genomics product category. In Mass Spectrometry, the revenue increase was driven by the strength of sales of the 4000 Q TRAP® LC/MS/MS System. The Applied Biosystems/MDS Sciex Instruments joint venture ramped-up manufacturing capacity for the 4000 Q TRAP System during the third quarter of fiscal 2004. As a result, the Applied Biosystems group was able to reduce the second quarter of fiscal 2004 backlog of orders for the system, fill a substantial number of new orders during the third quarter of fiscal 2004, and finish the third quarter with substantial backlog in place. DNA Sequencing revenues declined as compared to the prior year quarter. Sales of DNA Sequencing instruments declined, primarily as a result of more modest sales of the Applied Biosystems 3730xl DNA Analyzer to large-scale genome centers, more than offsetting an increase in sales of DNA Sequencing consumables.

The favorable effects of foreign currency increased net revenues by approximately 2% during the first nine months of fiscal 2004. As a result, for the nine-month period, net revenues were relatively flat with the prior year period. Growth in the SDS/Other Applied Genomics and Mass Spectrometry product categories and higher service and support revenues were offset by a decline in sales of the Applied Biosystems 3730 xl DNA Analyzer to large-scale genome centers and lower technology license fees.

The decrease in revenues from Other Product Lines for both the third quarter and first nine months of fiscal 2004 resulted primarily from lower software sales, consulting revenues, and instrument sales compared with the prior year periods.

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the third quarter and nine months ended March 31:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,

			% Increase/				% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)		2003	2004	(Decrease)

United States	$187.0	$191.6	2.5%		$606.3	$597.3	(1.5%	)
Europe	113.4	145.4	28.2%		352.6	386.9	9.7%
Asia Pacific	95.4	85.1	(10.8%	)	253.8	254.2	0.2%
Latin America and other markets	13.6	17.5	28.7%		37.3	42.2	13.1%

Total	$409.4	$439.6	7.4%		$1,250.0	$1,280.6	2.4%

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The effects of foreign currency increased revenues by approximately 7% in Europe and 2% in Asia Pacific during the third quarter of fiscal 2004. Revenues in the U.S. increased during the third quarter, as capital equipment spending by customers that are funded by the National Institutes of Health (“NIH”) improved late in the third quarter of fiscal 2004. Revenues also increased in Europe, driven by sales of the 4000 Q TRAP and SDS instruments and consumables. During the third quarter of fiscal 2004, revenues from Japan declined 14% compared to the prior year quarter, net of a positive impact from foreign currency of approximately 2%. This decline primarily resulted from a disruption in customer purchasing patterns due to the transition of our university customers to Independent Administrative Agency status. Elsewhere in the Asia Pacific area, political uncertainties in Taiwan and South Korea began to negatively impact the Applied Biosystems group’s business. In Hong Kong, a resolution to reduce university funding led to some reduction in the Applied Biosystems group’s customers’ life science spending.

The effects of foreign currency increased revenues by approximately 6% in Europe and 2% in Asia Pacific during the first nine months of fiscal 2004. European revenues increased due primarily to sales of the 4000 Q TRAP and SDS instruments and consumables. European revenues were also impacted by an order from a large-scale genome center for a substantial number of 3730xl instrument systems in fiscal 2003 that was not repeated in fiscal 2004.

Revenue by sources
	Three Months Ended March 31,			Nine Months Ended March 31,

			% Increase/			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)	2003	2004	(Decrease)

Instruments	$199.0	$202.5	1.8%	$613.9	$609.8	(0.7%	)
Consumables	143.8	167.2	16.3%	426.2	456.2	7.0%
Other sources	66.6	69.9	5.0%	209.9	214.6	2.2%

Total	$409.4	$439.6	7.4%	$1,250.0	$1,280.6	2.4%

Instruments
For the third quarter of fiscal 2004, instrument revenues increased in both the Mass Spectrometry product category and the SDS/Other Applied Genomics product category, which more than offset the decline in both the DNA Sequencing and the Other Product Lines product categories. Sales growth in Mass Spectrometry was driven by the strength of sales of the 4000 Q TRAP® LC/MS/MS System. During the third quarter of fiscal 2004, the SDS/Other Applied Genomics product line included sales of the new 7300 and 7500 Real-Time PCR Systems. The decrease in sales in DNA Sequencing resulted from a decline in sales of the Applied Biosystems 3730xl DNA Analyzer to large-scale genome centers.

For the first nine months of fiscal 2004, revenues from instrument sales decreased as sales of the Applied Biosystems 3730xl DNA Analyzer to large-scale genome centers declined, which more than offset growth in instrument sales in the Mass Spectrometry and SDS/Other Applied Genomics product categories.

Consumables
For the third quarter and first nine months of fiscal 2004, consumables sales increased primarily due to growth in sales of SDS/Other Applied Genomics consumables. Also, for the third quarter of fiscal 2004, consumables sales increased due to growth in DNA sequencing consumables. Sales growth in SDS/Other Applied Genomics consumables was due in part to the increasing adoption of the Applied Biosystems Assays-on-DemandTM and Assays-by-DesignSM products for gene expression and genotyping experiments in both basic research and drug discovery and development, as well as growth in sales of other SDS consumables, and human identification products used in forensics.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the third quarter of fiscal 2004 primarily due to an increase in service and support revenues. Revenues from other sources increased for the fiscal year to date period primarily from higher service and support revenues, partially offset by lower technology licensing fees.

Gross margin, as a percentage of net revenues, increased for both the third quarter and nine-month periods over the prior year periods due primarily to a shift in product mix, operational efficiencies, and the favorable effects of foreign currency. In addition, for the nine months of fiscal 2003, gross margin was lower due to the asset impairment charges recorded in the second quarter of fiscal 2003.

SG&A expenses, as a percentage of net revenues, increased over the third quarter of fiscal 2003 due primarily to: increased litigation-related legal fees of $9.1 million; the unfavorable effects of foreign currency of approximately $4 million; increased spending on the development of, and enhancements to the Applied Biosystems Portal; and increased insurance and pension costs. SG&A expenses, as a percentage of net revenues, increased over the first nine months of fiscal 2003 due primarily to: increased litigation-related legal fees of $17.6 million; the unfavorable effects of foreign currency of approximately $12 million; increased spending on the development of, and enhancements to the Applied Biosystems Portal; and increased insurance and pension costs. The increase in the first nine months of fiscal 2004 was partially offset by the reduction in personnel announced in December 2002. A significant portion of the Applied Biosystems group’s increased legal fees related to defending the Applied Biosystems group’s intellectual property assets.

R&D expenses decreased for both the third quarter and nine-month periods of fiscal 2004 from the prior year periods. The decrease for the third quarter resulted primarily from a reduction in personnel in fiscal 2003. The decrease for the nine-month period resulted primarily from the completion of funding for the Applera Genomics Initiative and a reduction in personnel in fiscal 2003.

Other income (expense), net increased for both the third quarter and nine-month periods in comparison to the prior year periods primarily due to the net gain of $6.7 million from legal settlements, including the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation. Also impacting the nine-month period of fiscal 2004 were lower benefits associated with our foreign currency risk management program.

The increase in the effective tax rate for both the third quarter and nine-month periods of fiscal 2004 was primarily due to the previously discussed special charges recorded in fiscal 2003 and 2004.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $584.9 million at March 31, 2004 and $601.7 million at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at March 31, 2004. Cash provided by operating activities has been the Applied Biosystems group’s primary source of funds.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, its share of funding of the Celera Diagnostics joint venture, dividends, and authorized share repurchases for the next twelve months and for the foreseeable future.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

	June 30,	March 31,
(Dollar amounts in millions)	2003	2004

Cash and cash equivalents	$601.7	$584.9
Short-term investments

Total cash and cash equivalents and
short-term investments	$601.7	$584.9
Working capital	708.6	701.5

Cash and cash equivalents for the nine months ended March 31, 2004 decreased from June 30, 2003 as expenditures for capital and other assets, the funding of the Celera Diagnostics joint venture, the payment of dividends, and the repurchase of 8.9 million shares of Applera-Applied Biosystems stock for $200.0 million exceeded the cash generated from operating activities, proceeds from stock issuances and the sale of assets, and the favorable impact of the exchange rate valuation on cash and cash equivalents. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$173.5	$206.4
Net cash from investing activities	(70.1)	(23.2)
Net cash from financing activities	(34.5)	(217.1)
Effect of exchange rate changes on cash	13.7	17.4

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Operating activities:
Net cash from operating activities of continuing operations for the first nine months of fiscal 2004 was $32.9 million higher than in the first nine months of fiscal 2003. This increase resulted primarily from higher income–related cash flows, improved accounts receivable collections in fiscal 2004, the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries, and lower tax and severance and related benefits payments in fiscal 2004. This increase was partially offset by the funding of our U.S. pension plan of approximately $28 million in fiscal 2004 and the timing of royalty and vendor payments. The Applied Biosystems group’s days sales outstanding was 66 days at March 31, 2004, 75 days at June 30, 2003, and 73 days at March 31, 2003. Inventory on hand was 3.1 months at March 31, 2004 compared to 3.3 months at June 30, 2003.

Investing activities:
Capital expenditures for the first nine months of fiscal 2004, net of disposals, were $53.1 million less than in the prior fiscal year period primarily due to lower expenditures for the Pleasanton, California facility. The first nine months of fiscal 2004 included $28.4 million of proceeds primarily from the sale of minority equity investments. The first nine months of fiscal 2003 also included $29.6 million of proceeds from the maturity of a short-term investment.

Financing activities:
During the first nine months of fiscal 2004, we repurchased 8.9 million shares of Applera-Applied Biosystems stock for $200.0 million. During the first nine months of fiscal 2003, we repurchased 1.1 million shares of Applera-Applied Biosystems stock for $19.8 million.

Celera Genomics Group

	Three Months Ended				Nine Months Ended
	March 31,				March 31,

			% Increase/				% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)		2003	2004	(Decrease)

Net revenues	$20.3	$11.2	(44.8%	)	$66.8	$47.7	(28.6%	)
Cost of sales	3.0	2.0	(33.3%	)	10.1	8.3	(17.8%	)
R&D	27.0	28.3	4.8%		92.3	75.2	(18.5%	)
SG&A expenses	7.9	7.1	(10.1%	)	22.0	22.6	2.7%
Amortization of intangible assets	0.7	0.7	—%		5.2	2.2	(57.7%	)

Operating loss	(18.3)	(26.9)	47.0%		(62.8)	(60.6)	(3.5%	)
Loss on investments, net	(0.1)		100.0%		(0.3)	(0.5)	66.7%
Interest income, net	3.8	2.5	(34.2%	)	13.7	8.3	(39.4%	)
Other income (expense), net	(14.6)	0.5	(103.4%	)	(17.3)	1.4	(108.1%	)
Loss from joint venture	(12.6)	(11.9)	(5.6%	)	(35.8)	(33.3)	(7.0%	)

Loss before income taxes	(41.8)	(35.8)	(14.4%	)	(102.5)	(84.7)	(17.4%	)
Benefit for income taxes	15.1	13.9	(7.9%	)	40.0	33.0	(17.5%	)

Net loss	$(26.7)	$(21.9)	(18.0%	)	$(62.5)	$(51.7)	(17.3%	)

Effective income tax benefit rate	36%	39%			39%	39%

As previously described in events impacting comparability, fiscal 2003 results were impacted by the $15.1 million pre-tax charge included in the loss from the Celera Genomics group’s equity interest in DPI in the third quarter of fiscal 2003. This amount was recorded in other income (expense), net. The tax benefit recorded on this charge was $5.9 million.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The lower net loss in the third quarter of fiscal 2004 in comparison to fiscal 2003 primarily resulted from the DPI charge recorded in fiscal 2003, partially offset by lower revenues and net interest income and higher R&D expenses. The lower net loss in the first nine months of fiscal 2004 in comparison to fiscal 2003 primarily resulted from lower R&D expenses, lower amortization of intangible assets, and the DPI charge recorded in fiscal 2003, partially offset by lower revenues and net interest income. Revenues decreased for both the third quarter and first nine months of fiscal 2004 primarily as a result of the continuing expiration of Online/Information Business customer agreements. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 2002, and therefore its revenues from these products and services have continued to decline as expected.

R&D expenses increased in the third quarter of fiscal 2004 in comparison to the same quarter last year primarily due to increased expenditures to support preclinical development activities and the hiring of additional therapeutic R&D personnel. R&D expenses decreased for the first nine months of fiscal 2004 compared to the same period last year due primarily to the completion of the Applera Genomics Initiative and cost reductions in the Online/Information Business. These reductions were partially offset by higher therapeutic R&D expenditures.

SG&A expenses decreased in the third quarter of fiscal 2004 compared to the prior year quarter primarily due to lower employee-related costs. SG&A expenses increased in the first nine months of fiscal 2004 compared to the prior year period primarily due to higher employee-related costs, including severance.

Amortization expense of intangible assets decreased in the first nine months of fiscal 2004 due to the completion of the amortization of some intangible assets acquired as part of the acquisition of Axys in fiscal 2002.

Interest income, net decreased during both the third quarter and first nine months of fiscal 2004 compared to the prior year periods primarily due to lower average interest rates and, to a lesser extent, lower average cash and cash equivalents and short-term investments.

The decrease in other income (expense), net for both the third quarter and nine-month periods in comparison to the prior year periods resulted primarily from the loss for the DPI equity method investment, which included our share of the impairment charge previously described. In addition, for the first nine months of fiscal 2004, other income (expense), net included a non-recurring receipt of $2.0 million related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business.

The increase in the effective income tax benefit rate for the third quarter of fiscal 2004 was primarily attributable to the impact of the DPI charge recorded in fiscal 2003, partially offset by changes in forecasted R&D credits.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Celera Genomics Group Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $738.8 million at March 31, 2004 and $802.4 million at June 30, 2003. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at March 31, 2004.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera Genomics group’s normal operating cash flow needs, planned capital expenditures, and its share of funding of the Celera Diagnostics joint venture for the next twelve months and for the foreseeable future. However, if the Celera Genomics group is successful in its preclinical programs it may require additional funds to advance these programs through the regulatory process.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

	June 30,	March 31,
(Dollar amounts in millions)	2003	2004

Cash and cash equivalents	$52.6	$46.4
Short-term investments	749.8	692.4

Total cash and cash equivalents and
short-term investments	$802.4	$738.8
Total debt	17.1	6.2
Working capital	750.8	682.1
Debt to total capitalization	1.7%	0.7%

Cash and cash equivalents for the first nine months of fiscal 2004 decreased from June 30, 2003 as the amount expended on operations, the funding of the Celera Diagnostics joint venture, the purchase of capital assets, and the repayment of debt exceeded the proceeds from the sales and maturities of short-term investments, sales of assets, and stock issuances. Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$(23.6)	$(36.9)
Net cash from investing activities	0.3	36.2
Net cash from financing activities	15.3	(5.5)

Operating activities:
Net cash used by operating activities for the first nine months of fiscal 2004 was $13.3 million higher than in the first nine months of fiscal 2003. The higher use of cash resulted primarily from higher net cash operating losses and lower cash receipts in fiscal 2004 due to the continuing expiration of Online/Information Business customer agreements.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Investing activities:
Net cash from investing activities for the first nine months of fiscal 2004 increased from the first nine months of fiscal 2003 due to higher proceeds received from the sales and maturities of short-term investments in fiscal 2004 and the purchase of long-term investments in fiscal 2003 to secure the 8% senior secured convertible notes assumed in connection with the Axys acquisition in fiscal 2002.

Financing activities:
Net cash from financing activities for the first nine months of fiscal 2004 decreased from the first nine months of fiscal 2003. During the first nine months of fiscal 2004, we repurchased $10.0 million in principal amount of the outstanding 8% senior secured convertible notes assumed in connection with the Axys acquisition that were scheduled to mature in October 2004. In addition, we received lower proceeds received from employee stock option exercises in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

Celera Diagnostics

	Three Months Ended March 31,				Nine Months Ended March 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)		2003	2004	% Increase/ (Decrease)

Net revenues	$4.3	$7.5	74.4%		$15.1	$27.0	78.8%
Cost of sales	2.3	5.5	139.1%		6.9	15.4	123.2%
R&D	11.7	10.7	(8.5%	)	35.4	33.7	(4.8%	)
SG&A expenses	2.9	3.2	10.3%		8.6	11.2	30.2%

Operating loss	$(12.6)	$(11.9)	(5.6%	)	$(35.8)	$(33.3)	(7.0%	)

Equalization payments	$2.6	$4.5			$7.7	$18.7
End-user sales of products manufactured by Celera Diagnostics, marketed primarily through Abbott Laboratories	$5.8	$9.8			$14.7	$29.3
End-user alliance sales for all products sold primarily through Abbott Laboratories	$6.3	$12.7			$15.4	$33.7

In June 2002, Celera Diagnostics and Abbott Laboratories announced a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products, including third party products brought into the alliance. On October 1, 2002, sales responsibilities for products manufactured by Celera Diagnostics were largely transferred to Abbott.

The majority of reported net revenues consisted of equalization payments from Abbott resulting from the profit-sharing arrangement between Abbott and Celera Diagnostics. The increase in equalization payments primarily accounted for the increase in net revenues. Fluctuation in these equalization payments can lead to fluctuation in both reported revenues and gross margins from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user alliance sales for all products sold primarily through Abbott increased, for both the quarter and nine-month periods, primarily due to continued growth in sales of cystic fibrosis analyte specific reagents (“ASRs”). Also impacting the results for the third quarter fiscal 2004 was growth in products sourced from third parties and products for infectious disease testing. The results for the first nine months of fiscal 2003 included $3.9 million of end-user sales of products manufactured by Celera Diagnostics and sold by the Applied Biosystems group during the first fiscal quarter 2003.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

R&D expenses decreased in both the third quarter and first nine months of fiscal 2004 as a result of the completion of the Applera Genomics Initiative, partially offset by increased spending for discovery programs and product development.

SG&A expenses for the first nine months of fiscal 2004 included a $1.1 million charge related to a facility lease agreement.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financial and operating activities. We use foreign exchange forward, option, and range forward contracts to manage our foreign currency exposures. At March 31, 2004, we recorded in our condensed consolidated financial statements a net liability of $14.5 million related to these currency forwards and option contracts, compared with a net liability of $2.3 million at June 30, 2003. This increase was primarily attributed to the fluctuations in foreign currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives ..

We performed a sensitivity analysis as of March 31, 2004. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar as of March 31, 2004, we calculated a hypothetical after-tax loss of $43.6 million, as compared to a hypothetical after-tax loss of $36.8 million at June 30, 2003. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. Our analysis excluded the impact of translation of foreign currency-denominated forecasted sales. If foreign currency exchange rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

For more information on our market risks, please refer to the market risk section of the management’s discussion and analysis included on pages 34 and 35 of our 2003 Annual Report to Stockholders (which section is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Recently Issued Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to retirees to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We have elected to defer accounting for any effects of the Act while evaluating the Act further and pending the issuance of authoritative guidance on the accounting for the Act and its effect, if any, on our results of operations, financial position and financial statement disclosures. Therefore, the amounts included in the accompanying condensed consolidated financial statements related to our postretirement benefit plans do not reflect the effects of the Act, the impact of which is not expected to materially affect our consolidated financial statements.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. We have adopted the interim provisions of this Statement in our fiscal 2004 third quarter. The remaining provisions of this Statement are effective for our fiscal 2004 fourth quarter.

Also in December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The adoption of FIN 46R in our fiscal 2004 third quarter did not impact our consolidated financial statements.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Outlook

Applied Biosystems Group

The Applied Biosystems group believes demand from commercial customers will remain healthy during the remainder of fiscal 2004. The Applied Biosystems group continues to believe there are a number of issues relating to government funding for life science research in Japan, as well as new political uncertainties in South Korea and Taiwan, that have the potential to negatively impact fiscal 2004 fourth quarter financial results. Additionally, in the U.S., the Applied Biosystems group believes there is a possibility that customer concern about the timing and level of future NIH funding could lead to more conservative purchase behavior by laboratories operated or funded by the NIH.

The Applied Biosystems group forecasts single-digit annual revenue growth for fiscal 2004. The Applied Biosystems group expects this growth to be driven by sales increases in both the SDS/Other Applied Genomics and the Mass Spectrometry product categories, partially offset by declines in the DNA Sequencing product category. The Applied Biosystems group expects fiscal 2004 annual earnings per share growth at a rate equal to or slightly above annual revenue growth.

The Applied Biosystems group estimates that the fiscal 2004 annual gross margin will be slightly above that of fiscal 2003. The Applied Biosystems group expects annual SG&A expenses to increase as a percent of total revenues during fiscal 2004 due to a number of factors, including: increased litigation-related legal fees associated with Applera’s patent litigation with MJ Research, Inc.; the unfavorable effects of foreign currency; costs associated with the development of, and enhancements to, the new Applied Biosystems Portal; and increased insurance and pension costs. The Applied Biosystems group expects that the fiscal 2004 annual operating margin, excluding special items, as a percent of total revenues will be slightly below that of fiscal 2003.

The Applied Biosystems group expects the effective tax rate for fiscal 2004 to be approximately 28 percent. Future tax legislation may repeal or replace the existing U.S. export tax regime, as well as significantly change other international tax provisions of the Internal Revenue Code. Such changes may result in a change in the effective tax rate for the Applied Biosystems group.

Capital spending in fiscal 2004 is anticipated to be within the range of $60-70 million.

On April 5, 2004, the Applied Biosystems group announced that the Applera Board of Directors authorized the repurchase of up to $100 million in additional shares of Applera-Applied Biosystems stock. This authorization supplements the Applied Biosystems group’s existing authority to repurchase shares issued under its employee stock benefit plans.

The Applied Biosystems group derives some rights to PCR technology under a series of agreements with Hoffmann-La Roche, Inc. and its affiliates which own some of the patents covering the PCR process. The Applied Biosystems group receives royalties from third-party sales of products incorporating this technology through a series of licensing programs. The first of these patents expires in March 2005 in the U.S., and in March 2006 in Europe and some other jurisdictions. The expiration of these patents may result in reduced royalty payments to the Applied Biosystems group. However, the Applied Biosystems group expects that a possible reduction in PCR royalties would be offset to a substantial degree by income from real-time PCR and other PCR-related technologies. In addition, the Applied Biosystems group has rights to multiple other PCR-related patents that should support a PCR-related royalty stream beyond fiscal 2005 and 2006. Taken together, the Applied Biosystems group believes these factors should mitigate the effects of the patent expirations. The PCR agreements are the subject of legal proceedings described in Note 11 to our condensed consolidated financial statements included in this report. The outcome of legal proceedings is inherently uncertain, and an adverse outcome in these proceedings could negatively affect the value of our PCR rights.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The Applied Biosystems group has engaged a leading strategy consulting firm to assist management in an in-depth review of the entire product portfolio. The purpose of this review is to identify opportunities for growth, increased profitability, and shareholder value creation. The first phase of the project, which has been completed, was a rigorous fact-based analysis of the Applied Biosystems group’s current product portfolio. In the second phase, the Applied Biosystems group is evaluating its R&D investments in an attempt to achieve optimum alignment with future growth opportunities. In this phase, the Applied Biosystems group is also examining its business processes with a goal to improving operational efficiency and productivity. As part of this business review, the Applied Biosystems group will also be evaluating portfolio decisions that could change our product and business mix. Financial statement implications, if any, as a result of this review will be addressed when appropriate.

Celera Genomics Group

The Celera Genomics group expects to continue to advance its ongoing proteomic oncology programs and its unpartnered small molecule programs. The Celera Genomics group plans to establish relationships to develop therapeutic antibodies against targets it discovers from proteomics studies. Consistent with the Celera Genomics group’s Targeted Medicine strategy, it intends to establish one or more strategic relationships that advance its therapeutic pipeline and/or take advantage of its combination of genomic, proteomic, and bioinformatic capabilities.

Previously, the Celera Genomics group stated that a partnered compound could enter clinical trials during fiscal 2004. While existing partnered programs could lead to clinical trials in the future, the initiation of such trials now appears unlikely during fiscal 2004. Clinical development decisions with respect to partnered compounds will be made by the partner. The Celera Genomics group does not have any current intention to predict the future development progress of these partnered programs.

The financial outlook for the Celera Genomics group is as follows:

•
The Celera Genomics group’s net cash use for fiscal 2004 is expected to be between $85 and $90 million, including an anticipated $25 to $30 million for the Celera Genomics group’s portion of the funding for the Celera Diagnostics joint venture. The impact of lower Online/Information Business revenues and operating profit should be partially offset by lower losses and cash demands related to Celera Diagnostics and the first quarter of fiscal 2004 conversion of approximately $16 million of long-term treasury securities to short-term investments. This outlook excludes approximately $10 million of cash used to repurchase convertible notes, and net proceeds that the Celera Genomics group received from the sale of its Discovery Partners International, Inc. investment. On May 11, 2004, the Celera Genomics group completed the sale of its investment in DPI from which it expects to receive net proceeds of approximately $32 million.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

•	The Celera Genomics group anticipates R&D expenses for fiscal 2004 to be in the range of $101 to $106 million. Actual R&D expenses will depend on the rate of progress in discovery and development programs. Pre-tax losses related to the Celera Diagnostics joint venture for fiscal 2004 are expected to be in the range of $38 to $44 million.

•	The Celera Genomics group anticipates revenues for fiscal 2004 will continue to trend downward to a range of $55 to $60 million. Additional Online/Information Business agreements are expected to expire through fiscal 2006.

Celera Diagnostics

For fiscal 2004, total end user sales for the alliance between Celera Diagnostics and Abbott Laboratories are anticipated to be in range of $46 to $50 million. End-user sales of products manufactured by Celera Diagnostics and marketed primarily through the alliance with Abbott are expected to be in a range of $39 to $41 million. Celera Diagnostics anticipates fiscal 2004 pre-tax losses to be in a range of $38 to $44 million, and fiscal 2004 net cash use to be in a range of $46 to $52 million, including capital spending of approximately $3 million. This outlook assumes continued demand growth for current products, such as ASRs for cystic fibrosis and products for infectious disease testing.

Celera Diagnostics is preparing for the transfer of its first prototype assays based on its association studies to one or more laboratory partners this summer.

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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations , performance, development, and results of our business include, but are not limited to, those described below under the headings “Factors Relating to the Applied Biosystems Group,” “Factors Relating to the Celera Genomics Group,” and “Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between the Applied Biosystems Group and Celera Genomics Group.”

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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Several legal actions have been filed against us that could affect the intellectual property rights of the Applied Biosystems group, including the following:

•	In response to claims by us against MJ Research, Inc., MJ Research filed counterclaims against us including, among others, allegations that we have licensed and enforced some polymerase chain reaction, or PCR, patents through anticompetitive conduct in violation of federal and state antitrust laws. Subsequently, MJ Research filed a lawsuit against us based on the allegation that four patents underlying the Applied Biosystems group’s DNA sequencing instruments were invalidly obtained because an alleged inventor, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the lawsuit. Henry Huang has filed a lawsuit against us alleging that he is the sole inventor of the four patents referred to above, and the issues involved in his claims are related to the issues in the MJ Research claims. The MJ Research case has been dismissed but the decision has been appealed by MJ Research. A trial was held on the claims made by Henry Huang, and the judge issued a decision in our favor finding that Mr. Huang was not an inventor of the patents at issue. Mr. Huang has appealed the decision.
•	Promega Corporation has filed a lawsuit against us alleging that the Applied Biosystems group, along with some other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits.
•	Beckman Coulter, Inc. has filed a lawsuit against us alleging that the Applied Biosystems group is infringing three Beckman Coulter patents, although it has not identified the specific facts on which the allegation is based.
•	Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits, some of our Assays-on-DemandTM products and Assays-by-DesignSM services, and the Celera Discovery System. Genetic Technologies Limited has also alleged that haplotyping analysis performed by our businesses infringes these patents.
•	In response to an arbitration claim filed by us against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with those defendants, they have asserted counterclaims against us in the arbitration that could affect our exclusive rights to some PCR patents licensed from them.

The cost of litigation and the amount of management time associated with these cases is expected to be significant. There can be no assurance that these matters will be resolved favorably; that we will not be enjoined from selling the products in question or other products as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, or the Celera Genomics group.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group’s net revenues for the nine months ended of our 2004 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

Applera-Applied Biosystems stock price is volatile. The market price of Applera-Applied Biosystems stock has been and may continue to be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, or life sciences industries generally;
•	price and volume fluctuations in the stock market at large which do not relate to the Applied Biosystems group’s operating performance; and
•	comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Applied Biosystems group’s ability to meet market expectations

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $711 million as of March 31, 2004, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $119 million as of March 31, 2004. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS continued

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments. Effective April 2002, the Applied Biosystems group became the exclusive distributor of the Celera Discovery System and the Celera Genomics group’s related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement. Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of some products sold by the Applied Biosystems group after July 1, 2002. This royalty rate and the corresponding payments to be made to the Celera Genomics group were based on the sales of these products that the groups anticipated at the time of the execution of the agreement. The Applied Biosystems group has not guaranteed any minimum royalty payments to the Celera Genomics group, and the actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize the products subject to the royalty. The Applied Biosystems group has not proven its ability to successfully commercialize these products. The Celera Genomics group believes that in order for the Applied Biosystems group’s sales of these products to meet original expectations, the Applied Biosystems group will have to continue devoting a significant amount of its resources to researching, developing, marketing, and distributing them. However, the Celera Genomics group has no control over the amount and timing of the Applied Biosystems group’s use of its resources, including for products subject to the royalty. In addition, the market for these products is intensely competitive, and there can be no assurance that there will be market acceptance of the utility and value of these product offerings.

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

The Celera Genomics group’s ability to develop and commercialize proprietary therapeutic products is unproven. As the Celera Genomics group expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products. It is possible that the Celera Genomics group’s discovery and development efforts will not result in any commercial products. In particular, the Celera Genomics group and its collaborators are seeking to develop new therapeutic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics. Also, pursuant to its current business and scientific plan, the Celera Genomics group is seeking to capitalize on its relationship with Celera Diagnostics through the evaluation of the therapeutic relevance of targets that Celera Diagnostics may identify in the disease association studies it is performing on its own behalf as well as additional disease association studies it has agreed to perform specifically for the Celera Genomics group. To our knowledge, no one to date has developed or commercialized any therapeutic products based on the Celera Genomics group’s genomics or proteomics technologies or Celera Diagnostics’ disease association studies, and therefore the benefit of these technologies and studies to the development of therapeutics is unproven. In addition, while Celera Diagnostics has agreed to perform some studies specifically for the Celera Genomics group, Celera Diagnostics is not obligated to continue the disease association studies that it performs on its own behalf. If Celera Diagnostics discontinues in whole or in part its disease association study program, or if this program or the studies performed specifically for the Celera Genomics group do not result in any targets with therapeutic relevance, the Celera Genomics group’s business and scientific plan could be adversely affected.

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

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risk section of the management’s discussion and analysis included on page 47 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on pages 34 and 35 of our 2003 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the third quarter of our 2004 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the third quarter of our 2004 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in various legal proceedings from time to time, including actions with respect to commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following paragraphs contain a description of some of the legal proceedings that we are currently a party to. We are describing these proceedings because there have been recent developments.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described below, and we intend to defend them vigorously. However, the outcome of litigation is inherently uncertain, and we cannot be sure that we will prevail in the cases described below or in our other current litigation. An adverse determination in the cases we are currently defending, particularly the claims against us described below and the other claims we are defending that are described elsewhere in this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group. See Note 11 – Contingencies to our unaudited Condensed Consolidated Financial Statements in this report for a description of additional litigation that we are currently a party to.

We are involved in several litigation matters with MJ Research, Inc., which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters commenced in March 2004. The Court elected to hold the trial in two phases: a patent phase and an antitrust phase. In the patent phase, which has concluded, the jury found that MJ Research infringed U.S. patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). The jury found the infringement of the '195, '202, '188 and '493 patents to be willful. In addition to direct infringement by MJ Research of the '610 and '675 patents, the jury found that MJ Research induced its customers to infringe all of the patents and contributed to infringement by its customers of the ’610 and '675 patents. In April 2004, the jury awarded damages to us and Roche Molecular Systems, also a party to the litigation, in the amount of $19.8 million. We intend to seek, with Roche Molecular Systems, an enhancement of damages, including legal fees, since several infringements were found to be willful. Additionally, we intend to seek an injunction against MJ Research, which filed for bankruptcy court protection on March 29, 2004. The antitrust phase of the trial is scheduled to commence in July 2004.

Subsequent to the filing of our claims against MJ Research which are described in the preceding paragraph, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research has filed an appeal.

Henry Huang (an individual) filed an action against us and the Applied Biosystems group and the other parties described below in the U.S. District Court for the Central District of California on February 19, 2003. Mr. Huang’s complaint seeks to change inventorship of the patents described below, and claims breach of contract, fraud, conversion, and unjust enrichment. The complaint relates to U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748 are assigned to the California Institute of Technology and licensed by the Applied Biosystems group. U.S. Patent No. 4,811,218 is assigned to the Applied Biosystems group. Also named in the complaint are the California Institute of Technology, Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham. Lloyd Smith, Leroy Hood, Michael Hunkapiller, Timothy Hunkapiller, and Charles Connell are the inventors named on U.S. Patent Nos. 5,171,534, 5,821,058, and 6,200,748. Michael Hunkapiller, Charles Connell, John Lytle, William Mordan, and John Bridgham are the inventors named on U.S. Patent No. 4,811,218. The issues involved in this litigation are related to the issues in the MJ Research, Inc. litigation that was filed September 21, 2000, which is described above. Mr. Huang is alleging that he is the sole inventor on U.S. Patent Nos. 5,171,534, 5,821,058, 6,200,748, and 4,811,218. He is seeking to substitute himself for the named inventors on the relevant patents, and to have himself named as the sole assignee of the patents, and is also seeking monetary damages, costs, expenses, and other relief as the court deems proper. A trial was completed on December 22, 2003, and on February 18, 2004, the judge issued a decision in our favor finding that Mr. Huang was not an inventor of the patents at issue. Mr. Huang has appealed the decision.

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics. On March 1, 2004 the Superior Court denied Roche’s motion to compel arbitration, but Roche has appealed the decision and both the arbitration and the litigation have been stayed pending the outcome of the appeal.

We have made disclosures regarding our litigation in Item 1 of Part II of our prior quarterly reports for this fiscal year. Refer to those reports for additional information about developments in our litigation during this fiscal year.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the third quarter of fiscal 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

January 5-30, 2004	10,771	$21.42	—	$116.0
February 2-27, 2004	4,285,505	$23.09	4,269,400	$ 17.5
March 1-April 2, 2004	778,600	$22.46	778,600	$ —

Total	5,074,876	$22.99	5,048,000	$100.0	(3)

(1)	On August 28, 2003, we announced that our Board of Directors had authorized the repurchase of up to $200 million in Applera-Applied Biosystems stock. We completed our share repurchases under this authorization in March 2004. The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs consists of shares repurchased from employees in connection with the exercise of employee stock options as well as the payment of taxes relating to stock option exercises.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. No shares were purchased under this authorization during the third quarter of fiscal 2004.

(3)	The dollar amount shown reflects a new share repurchase authorization obtained from our Board of Directors after the end of the third quarter of fiscal 2004 and announced on April 5, 2004. Under this authorization, we may repurchase up to an additional $100 million in Applera-Applied Biosystems stock. This authorization has no expiration date.

This table provides information regarding our purchases of shares of Applera-Celera stock during the third quarter of fiscal 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)

January 5-30, 2004	5,218	$15.58	—	$ —
February 2-27, 2004	3,660	$15.57	—	$ —
March 1-April 2, 2004	—	$ —	—	$ —

Total	8,878	$15.57	—	$ —

(1)	Consists of shares repurchased from employees in connection with the exercise of employee stock options as well as the payment of taxes relating to stock option exercises.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. No shares were purchased under this authorization during the third quarter of fiscal 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2003, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

During the quarter ended March 31, 2004, we filed a Current Report on Form 8-K dated January 28, 2004, to disclose under Item 12 thereof our January 28, 2004, press releases setting forth the financial results of Applera and the Applied Biosystems group and the Celera Genomics group for the second quarter of our 2004 fiscal year.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION

By:	/s/ Dennis L. Winger

Dennis L. Winger
Senior Vice President and
Chief Financial Officer

By:	/s/ Ugo D. DeBlasi

Ugo DeBlasi
Vice President and Controller
(Chief Accounting Officer)

Dated: May 13, 2004

Back to Contents

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