Form 10-Q
period 2004-09-30
APPLERA CORP
filed 2004-11-09
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

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

As of the close of business on October 29, 2004, there were 196,025,010 shares of Applera Corporation-Applied Biosystems Group Common Stock and 73,273,830 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION
INDEX

Part I. Financial Information		Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2004	1

	Condensed Consolidated Statements of Financial Position at June 30, 2004 and September 30, 2004	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2003 and 2004	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Discussion of Applera Corporation	22-28

	Discussion of Applied Biosystems Group	28-32

	Discussion of Celera Genomics Group	32-34

	Discussion of Celera Diagnostics	34-35

	Outlook	35-36

	Forward-Looking Statements and Risk Factors	36-53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

Part II. Other Information

Item 1.	Legal Proceedings	55-56

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	56-57

Item 6.	Exhibits and Reports on Form 8-K	58-59

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,

	2003	2004

Products	$312,645	$318,883
Services	42,584	46,535
Other sources	49,808	41,743

Total Net Revenues	405,037	407,161

Products	159,858	160,376
Services	21,987	21,881
Other sources	6,890	4,969

Total Cost of Sales	188,735	187,226

Gross Margin	216,302	219,935
Selling, general and administrative	109,024	117,389
Research, development and engineering	92,488	87,317
Amortization of intangible assets	725	725
Employee-related charges, asset impairments and other		10,219
Litigation settlements		(8,500)

Operating Income	14,065	12,785
Gain on investments, net	545
Interest expense	(136)	(27)
Interest income	6,206	5,264
Other income (expense), net	(986)	2,133

Income before Income Taxes	19,694	20,155
Provision for income taxes	3,682	4,062

Net Income	$16,012	$16,093

Applied Biosystems Group (see Note 2)
Net Income per Share
Basic	$0.16	$0.19
Diluted	$0.16	$0.18

Dividends Declared per Share	$0.0425	$0.0425

Celera Genomics Group (see Note 2)
Net Loss per Share
Basic and diluted	$(0.23)	$(0.28)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

	At June 30,	At September 30,
	2004	2004

		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$561,935	$649,511
Short-term investments	688,806	589,780
Accounts receivable, net	392,170	337,700
Inventories, net	140,796	148,930
Prepaid expenses and other current assets	139,701	158,902

Total current assets	1,923,408	1,884,823
Property, plant and equipment, net	446,027	434,054
Other long-term assets	603,416	591,435

Total Assets	$2,972,851	$2,910,312

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6,081	$—
Accounts payable	147,995	137,102
Accrued salaries and wages	89,704	50,572
Accrued taxes on income	80,599	69,037
Other accrued expenses	272,389	256,329

Total current liabilities	596,768	513,040
Other long-term liabilities	195,034	196,706

Total Liabilities	791,802	709,746

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,130	2,129
Applera Corporation–Celera Genomics Group	731	733
Capital in excess of par value	2,111,805	2,114,538
Retained earnings	441,069	447,245
Accumulated other comprehensive loss	(15,683)	(10,971)
Treasury stock, at cost	(359,003)	(353,108)

Total Stockholders’ Equity	2,181,049	2,200,566

Total Liabilities and Stockholders’ Equity	$2,972,851	$2,910,312

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Three months ended September 30,

	2003	2004
Operating Activities of Continuing Operations
Net income	$16,012	$16,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,286	25,871
Asset impairments		1,976
Provisions for employee-related charges and other		5,373
Long-term compensation programs	1,020	1,089
Gain from investments and sale of assets, net	(545)
Deferred income taxes	(4,023)	(2,290)
Loss from equity method investees	762
Changes in operating assets and liabilities:
Accounts receivable	70,458	56,410
Inventories	(9,482)	(8,156)
Prepaid expenses and other assets	2,705	(11,657)
Accounts payable and other liabilities	(91,721)	(81,836)

Net Cash Provided by Operating Activities of Continuing Operations	17,472	2,873

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(18,206)	(10,216)
Proceeds from maturities of available-for-sale investments	662,918	716,602
Proceeds from sales of available-for-sale investments	133,674	144,363
Purchases of available-for-sale investments	(715,621)	(761,782)

Net Cash Provided by Investing Activities of Continuing Operations	62,765	88,967

Net Cash Provided by Operating Activities of Discontinued Operations		533

Financing Activities
Principal payments on debt		(6,000)
Dividends	(8,880)	(8,322)
Purchases of common stock for treasury	(36,295)
Proceeds from stock issued for stock plans	6,475	5,211

Net Cash Used by Financing Activities	(38,700)	(9,111)

Effect of Exchange Rate Changes on Cash	(3,340)	4,314

Net Change in Cash and Cash Equivalents	38,197	87,576
Cash and Cash Equivalents Beginning of Period	654,283	561,935

Cash and Cash Equivalents End of Period	$692,480	$649,511

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

We consistently applied the accounting policies described in our 2004 Annual Report to Stockholders in preparing these unaudited interim financial statements. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2004 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2004 Annual Report to Stockholders.

Note 2 – Earnings (Loss) per Share and Stock-Based Compensation

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30:

	Applied Biosystems		Celera Genomics
	Group		Group

(Dollar amounts in millions, except per share amounts)	2003	2004	2003	2004

Net income (loss)	$33.4	$37.1	$(16.3)	$(20.3)
Allocated intercompany sales of assets		(0.1)
Allocated taxes		(0.6)

Total net income allocated	33.4	36.4	(16.3)	(20.3)
Less dividends declared on common stock	8.9	8.3

Undistributed earnings (loss)	$24.5	$28.1	$(16.3)	$(20.3)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.12	0.15	(0.23)	(0.28)

Total basic earnings (loss) per share	$0.16	$0.19	$(0.23)	$(0.28)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.12	0.14	(0.23)	(0.28)

Total diluted earnings (loss) per share	$0.16	$0.18	$(0.23)	$(0.28)

Weighted average number of common shares
Basic	208.4	195.5	72.2	73.0
Common stock equivalents	3.2	2.8

Diluted	211.6	198.3	72.2	73.0

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three months ended September 30:

(Shares in millions)	2003	2004

Applera Corporation-Applied Biosystems Group Common Stock	24.7	26.7
Applera-Celera Genomics stock	12.2	12.5

The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share as if we had applied the fair value method of accounting for employee stock plans as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The earnings (loss) per share and pro forma effects on results for the three months ended September 30 are presented below:

				Applera Corporation
(Dollar amounts in millions)				2003	2004

Net income, as reported				$16.0	$16.1
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax			0.6	0.7
Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax			35.9	19.2

Pro forma net loss				$(19.3)	$(2.4)

		Applied Biosystems		Celera Genomics
		Group		Group

(Dollar amounts in millions, except per share amounts)		2003	2004	2003	2004

Total net income (loss) allocated, as calculated above		$33.4	$36.4	$(16.3)	$(20.3)
Add:	Stock-based employee compensation expense
	included in reported net income (loss), net of tax	0.4	0.4	0.2	0.3
Deduct:	Stock-based employee compensation expense
	determined under fair value based method,
	net of tax	29.3	15.6	6.6	3.6

Pro forma net income (loss)		$4.5	$21.2	$(22.7)	$(23.6)

Earnings (loss) per share
	Basic - as reported	$0.16	$0.19	$(0.23)	$(0.28)
	Basic - pro forma	$0.02	$0.11	$(0.31)	$(0.32)
	Diluted - as reported	$0.16	$0.18	$(0.23)	$(0.28)
	Diluted - pro forma	$0.02	$0.11	$(0.31)	$(0.32)

In determining the pro forma impact for employee stock plans under SFAS 123, we estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended September 30:

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	2003	2004

Applied Biosystems Group
Dividend yield	0.8%	0.9%
Volatility	71%	70%
Risk-free interest rate	3.2%	3.5%
Expected option life in years	5	5

Celera Genomics Group
Volatility	95%	60%
Risk-free interest rate	3.2%	3.5%
Expected option life in years	4	4

Note 3 – Items Impacting Comparability

The following table summarizes significant charges and income for the three months ended September 30:

(Dollar amounts in millions)	2003	2004

Severance and benefit costs	$—	$(8.5)
Excess lease space		(1.5)
Asset impairments		(0.2)

Total employee-related charges, asset impairments, and other	$—	$(10.2)

Impairment of inventory recorded in cost of sales	$—	$(1.7)

Litigation settlements	$—	$8.5

Applied Biosystems group charge
During the first quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax charge of $7.4 million in employee-related charges, asset impairments and other for the termination of approximately 170 employees, mainly in the U.S. The positions being eliminated are primarily in the areas of research, manufacturing, sales and administration. The severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.

As of September 30, 2004, we had notified the affected employees and we expect that the majority of these employees will be terminated by December 31, 2004. As of September 30, 2004, we had made $4.6 million of cash payments related to employee terminations. The remaining cash expenditures are expected to be substantially completed by December 31, 2004 and will be funded by cash provided by operating activities.

Celera Genomics group charge
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations at Paracel, Inc., a business we acquired in fiscal 2000. Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services and government markets. Since the focus of the Celera Genomics group has shifted to targeted therapeutics, Paracel was no longer deemed strategic to the overall business. The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments. The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory.

The severance and benefits charge related to the termination of approximately 25 employees, primarily in the areas of service and support. The charge for excess facility lease expenses and asset impairments was primarily for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write-off related fixed assets.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

As of September 30, 2004, we had notified the affected employees and we expect that most of these employees will be terminated by November 30, 2004. The majority of the cash expenditures related to the employee terminations are expected to be paid in the quarter ending December 31, 2004 and will be funded by available cash.

Other charges
During the first quarter of fiscal 2005, the Applied Biosystems group made cash payments of $1.4 million related to severance and employee benefits and office closures for charges taken prior to fiscal 2005. The majority of the remaining cash payments of approximately $1 million related to these charges are expected to be made in fiscal 2005.

Litigation settlement
In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim. This pre-tax gain was recorded in litigation settlements.

Note 4 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) for the three-month periods ended September 30 was as follows:

(Dollar amounts in millions)	2003	2004

Net income	$16.0	$16.1
Other comprehensive gain (loss):
Net unrealized gains on investments	1.1	0.2
Net unrealized gains on investments reclassified into earnings	(1.5)
Net unrealized losses on hedge contracts	(9.3)	(2.7)
Net unrealized losses on hedge contracts reclassified into earnings	2.7	2.0
Foreign currency translation adjustments	5.0	5.2

Total other comprehensive gain (loss)	(2.0)	4.7

Total comprehensive gain	$14.0	$20.8

Note 5– Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2004	September 30, 2004

Raw materials and supplies	$52.6	$54.4
Work-in-process	7.4	9.5
Finished products	80.8	85.0

Total inventories, net	$140.8	$148.9

Note 6 – Assets Held for Sale

In fiscal 2004, the Celera Genomics group decided to pursue the sale of its Rockville, MD facility. As a result of this decision, in the fourth quarter of fiscal 2004, we reclassified $40.3 million of property, plant and equipment into assets held for sale within prepaid expenses and other current assets. The sale of this facility is expected to occur during fiscal 2005.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 7 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

		June 30, 2004		September 30, 2004

		Gross		Gross
	Weighted	Carrying	Accumulated	Carrying	Accumulated
(Dollar amounts in millions)	Average Life	Amount	Amortization	Amount	Amortization

Patents	8.0	$25.5	$18.8	$25.5	$19.3
Acquired technology	6.4	60.1	35.5	60.1	37.3
Favorable operating leases	4.0	11.6	7.6	11.6	8.3

Total		$97.2	$61.9	$97.2	$64.9

Aggregate amortization expense for the three-month periods ended September 30 was as follows:

(Dollar amounts in millions)	2003	2004

Applied Biosystems group	$2.6	$1.8
Celera Genomics group	0.7	0.7
Celera Diagnostics	0.5	0.5

Consolidated	$3.8	$3.0

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets, and Celera Diagnostics records amortization expense in cost of sales.

At September 30, 2004, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in millions)	Group	Group	Diagnostics	Consolidated

2005	$6.9	$2.9	$2.2	$12.0
2006	6.5	1.1	2.2	9.8
2007	5.3		2.0	7.3
2008	2.6		0.4	3.0
2009	1.6			1.6

The carrying amount of goodwill at June 30, 2004, and September 30, 2004, was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 8 – Debt

We repaid, on behalf of the Celera Genomics group, the remaining $6.0 million in principal amount of our 8% senior secured convertible notes that matured in the first quarter of fiscal 2005. The notes were assumed in connection with the acquisition of Axys Pharmaceuticals, Inc. A portion of the proceeds from the principal and interest received on non-callable U.S. government obligations, which were pledged as collateral for the notes, was used to fund the interest and principal payments under the notes.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activities for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2003	2004

Dividends declared but not paid	$8.9	$—
Issuances of restricted stock	$6.6	$0.4

Note 10 – Guarantees

Leases
The Applied Biosystems group provides lease-financing options to its customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions upon the shipment of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At September 30, 2004, the financing companies’ outstanding balance of lease receivables with recourse to us was $7.8 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $51 million at September 30, 2004, is not expected to have a material adverse effect on our consolidated financial position.

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

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table provides an analysis of the warranty reserve for the three months ended September 30:

(Dollar amount in millions)	2003	2004

Balance at June 30	$15.1	$15.9
Accruals for warranties	5.7	4.5
Usage of reserve	(7.5)	(6.5)

Balance at September 30	$13.3	$13.9

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2003	2004

Pension
Service cost	$2.7	$0.6
Interest cost	8.9	9.5
Expected return on plan assets	(9.5)	(10.5)
Amortization of losses	1.0	0.9

Net periodic expense	$3.1	$0.5

Postretirement Benefit
Service cost	$0.1	$0.1
Interest cost	1.2	1.0
Amortization of losses		(0.1)

Net periodic expense	$1.3	$1.0

The accrual of future service benefits for all participants in our U.S. pension plan was terminated as of June 30, 2004.

We contributed, on behalf of the Applied Biosystems group, $0.3 million to our pension plans during the three months ended September 30, 2004 and we expect to fund approximately $0.7 million during the remainder of fiscal 2005. We contributed approximately $2 million to the postretirement plan during the three months ended September 30, 2004 and we expect to fund approximately $5 million during the remainder of fiscal 2005.

Note 12 – Contingencies

Litigation
We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. The following is a description of some claims we are currently defending.

Applera and some of its officers are defendants in a lawsuit purportedly brought on behalf of purchasers of Applera-Celera Genomics stock in our follow-on public offering of Applera-Celera Genomics stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera Genomics stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Genomics group would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper.

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters commenced in March 2004. The court elected to hold the trial in two phases: a patent phase and an antitrust phase. In the patent phase, which has concluded, the jury found that MJ Research infringed U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). The jury found the infringement of the ’195, ’202, ’188 and ’493 patents to be willful. In addition to direct infringement by MJ Research of the ’610 and ’675 patents, the jury found that MJ Research induced its customers to infringe all of the patents and contributed to infringement by its customers of the ’610 and ’675 patents. In April 2004, the jury awarded damages to us and Roche Molecular Systems, also a party to the litigation, in the amount of $19.8 million. We intend to seek, with Roche Molecular Systems, an enhancement of damages, including legal fees, since several infringements were found to be willful. Additionally, we intend to seek an injunction against MJ Research. The antitrust phase of the trial has not yet commenced.

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

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleges that we are infringing Beckman Coulter’s U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled “Capillary Electrophoresis Using Replaceable Gels,” and U.S. Patent No. 5,552,580, entitled “Heated Cover Device.” The allegedly infringing products are the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 has been reissued as U.S. Patent No. RE 37,941, entitled “Capillary Electrophoresis Using Replaceable Gels.” On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

other relief as the court deems proper. On February 10, 2003, we filed our answer to Beckman Coulter’s allegations, and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter’s claim are invalid, unenforceable, and not infringed. We are seeking dismissal of Beckman Coulter’s complaint, costs and expenses, declaratory and injunctive relief, and other relief as the court deems proper.

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products are cystic fibrosis reagent kits, TaqMan® genotyping and gene expression assay products for non-coding regions, TaqMan genotyping and gene expression assay services for non-coding regions and the Celera Discovery System™ (“CDS”). The complaint also alleges that haplotyping analysis performed by our businesses infringes the patents identified above. Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies sought monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies. On-Line Technologies filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims, and on October 13, 2004, the Appeals Court upheld dismissal of all claims except for the patent infringement claim, which will be decided by the District Court in subsequent proceedings.

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

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

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

Promega Corporation filed an action against us and some of our affiliates and Roche Molecular Systems, Inc. and Hoffmann-La Roche, Inc. in the U.S. District Court for the Eastern District of Virginia on April 10, 2000. The complaint asserts violations of the federal False Claims Act. On November 12, 2003, the court issued an order to have the complaint, which had previously been sealed, served on us and the other defendants. On February 9, 2004, we waived service of the complaint, which initiated our direct involvement in the case. The complaint alleges that we and Hoffmann-La Roche overcharged the U.S. government for thermal cyclers and PCR reagents. The overcharges are alleged to be the result of a licensing program based in part on U.S. Patent No. 4,889,818. Promega is asserting that U.S. Patent No. 4,889,818 was obtained fraudulently and that the licensing program run by us and Hoffmann-La Roche is the cause of the alleged overcharging. Promega is seeking monetary damages. Promega claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On June 29, 2004, the court granted our motion to dismiss for failure to state a claim upon which relief could be granted, but gave Promega the right to file an amended complaint. Promega filed an amended complaint on July 13, 2004, and we filed another motion to dismiss on August 6, 2004. The court granted our second motion and dismissed the case with prejudice on August 20, 2004. Promega has filed an appeal with the U.S. Court of Appeals for the Fourth Circuit.

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

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six patents. Four of these patents are assigned to Yale University and licensed exclusively to Enzo Biochem, i.e., U.S. Patent No. 4,476,928, entitled “Modified Nucleotides and Polynucleotides and Complexes Formed Therefrom,” U.S. Patent No. 5,449,767, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing Same,” U.S. Patent No. 5,328,824 entitled “Methods of Using Labeled Nucleotides,” and U.S. Patent No. 4,711,955, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing and Using Same.” The other two patents are assigned to Enzo Life Sciences, i.e., U.S. Patent No. 5,082,830 entitled “End Labeled Nucleotide Probe” and U.S. Patent No. 4,994,373 entitled “Methods and Structures Employing Compoundly – Labeled Polynucleotide Probes.” The allegedly infringing products include the Applied Biosystems group’s sequencing reagent kits, its TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with its Expression Array System. Enzo Biochem, Enzo Life Sciences, and Yale University are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Molecular Diagnostics Laboratories filed a class action complaint against us and Hoffmann-La Roche, Inc. in the U.S. District Court for the District of Columbia on September 23, 2004. The complaint alleges anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. This case is largely based on the same set of contentions underlying a claim filed against us by Promega Corporation in the U.S. District Court for the Eastern District of Virginia, which is described above. The Promega claim was dismissed in August 2004 for, among other reasons, failure to state a claim upon which relief could be granted.

We have not accrued for any potential losses in the cases described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these cases. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of the cases described above or in our other legal actions. An adverse determination in some of our current legal actions, particularly the cases described above, could have a material adverse effect on our consolidated financial statements.

Note 13 – Subsequent Event

On October 25, 2004, the Applied Biosystems group completed the sale of some of its intellectual property and research and development assets related to its MALDI TOF product line to MDS Inc, with a net book value of approximately $6 million, including approximately $5 million in inventory. Under the terms of the transaction, MDS will pay $40 million for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets. MDS and the Applied Biosystems group have each contributed the MALDI TOF and related intellectual property to Applied Biosystems/MDS Sciex Instruments, a 50/50 joint venture of the Applied Biosystems group and MDS Sciex division. The proceeds from the sale consisted of $8 million in cash and a $32 million note receivable. The note receivable is due in 5 years and payable in equal annual installments of $8 million commencing with the first payment in October 2006.

Note 14 – Segment and Consolidating Information

Presented below is our segment and consolidating financial information, including the allocation of expenses between our segments in accordance with our allocation policies, as well as other related party transactions, such as sales of products between segments. Our board of directors approves the method of allocating earnings to each class of common stock for purposes of calculating earnings per share. This determination is generally based on net income or loss amounts of the corresponding group calculated in accordance with GAAP, consistently applied.

See Note 15 to our consolidated financial statements included in our 2004 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

The following table summarizes sales of products between segments:

	Three Months Ended September 30,

(Dollar amounts in millions)	2003	2004

Applied Biosystems Group
Sales to the Celera Genomics group (1)	$0.3	$0.6
Sales to Celera Diagnostics (1)	2.6	0.7

Celera Genomics Group
Royalties from the Applied Biosystems group (2)	$0.6	$0.6

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(1)	The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group and Celera Diagnostics.

(2)	The Celera Genomics group recorded net revenues for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System™ (“CDS”) and some other genomic and biological information under a marketing and distribution agreement.

The following table summarizes supplemental cash flow activity between segments:

	Three Months Ended September 30,

(Dollar amounts in millions)	2003	2004

Applied Biosystems Group
Nonreimbursable utilization of tax benefits (1)	$6.1	$10.6
Payments for reimbursable utilization of tax benefits (2)	5.3	4.3
Funding of Celera Diagnostics (3)	2.2	1.4

Celera Genomics Group
Funding of Celera Diagnostics (4)	$12.5	$8.8

(1)	The Applied Biosystems group used, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

(2)	The Applied Biosystems group paid the Celera Genomics group for the use of existing tax benefits acquired by the Celera Genomics group in business combinations and other tax benefits, including those associated with Celera Diagnostics in accordance with our tax allocation policy.

(3)	The Applied Biosystems group recorded its share of capital expenditures and working capital funding for Celera Diagnostics.

(4)	The Celera Genomics group recorded its share of funding of cash operating losses, capital expenditures and working capital for Celera Diagnostics.

For the three-month periods ended September 30, 2003 and 2004, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2004

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Products	$317,077	$721	$1,085	$—	$318,883
Services	45,543	542	450		46,535
Other sources	26,358	7,745	7,640		41,743

Net revenues from external customers	388,978	9,008	9,175	—	407,161
Intersegment revenues	1,335	638		(1,973)

Total Net Revenues	390,313	9,646	9,175	(1,973)	407,161
Products	157,631	2,154	1,010	(419)	160,376
Services	21,902	75		(96)	21,881
Other sources	3,195	381	2,067	(674)	4,969

Cost of Sales	182,728	2,610	3,077	(1,189)	187,226

Gross Margin	207,585	7,036	6,098	(784)	219,935
Selling, general and administrative	99,260	3,967	2,289	11,873	117,389
Corporate allocated expenses	9,710	1,494	669	(11,873)
Research, development and engineering	51,143	24,422	12,432	(680)	87,317
Amortization of intangible assets		725			725
Employee-related charges, asset
impairments, and other	7,373	2,846			10,219
Litigation settlements	(8,500)				(8,500)

Operating Income (Loss)	48,599	(26,418)	(9,292)	(104)	12,785
Interest income, net	2,376	2,861			5,237
Other income (expense), net	582	1,551			2,133
Loss from joint venture		(9,292)		9,292

Income (Loss) before Income Taxes	51,557	(31,298)	(9,292)	9,188	20,155
Provision (benefit) for income taxes	14,457	(10,954)		559	4,062

Net Income (Loss)	$37,100	$(20,344)	$(9,292)	$8,629	$16,093

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at September 30, 2004

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$534,827	$114,684	$—	$—	$649,511
Short-term investments		589,780			589,780
Accounts receivable, net	329,173	2,324	7,728	(1,525)	337,700
Inventories, net	139,319	265	9,346		148,930
Prepaid expenses and other current assets	106,882	47,785	6,849	(2,614)	158,902

Total current assets	1,110,201	754,838	23,923	(4,139)	1,884,823
Property, plant and equipment, net	393,195	32,958	8,224	(323)	434,054
Other long-term assets	429,743	179,981	6,296	(24,585)	591,435

Total Assets	$1,933,139	$967,777	$38,443	$(29,047)	$2,910,312

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$127,607	$6,206	$6,795	$(3,506)	$137,102
Accrued salaries and wages	41,801	6,488	2,283		50,572
Accrued taxes on income	54,840	14,197			69,037
Other accrued expenses	228,038	24,248	4,676	(633)	256,329

Total current liabilities	452,286	51,139	13,754	(4,139)	513,040
Other long-term liabilities	188,154	8,170	382		196,706

Total Liabilities	640,440	59,309	14,136	(4,139)	709,746

Total Stockholders’ Equity	1,292,699	908,468	24,307	(24,908)	2,200,566

Total Liabilities and Stockholders’ Equity	$1,933,139	$967,777	$38,443	$(29,047)	$2,910,312

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2004

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$37,100	$(20,344)	$(9,292)	$8,629	$16,093
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	21,060	2,936	1,913	(38)	25,871
Asset impairments	66	1,910			1,976
Provisions for employee-related charges and other	2,735	2,638			5,373
Long-term compensation programs	722	367			1,089
Deferred income taxes	(6,049)	3,344		415	(2,290)
Loss from joint venture		9,292		(9,292)
Nonreimbursable utilization of intergroup tax benefits	10,566	(10,566)
Changes in operating assets and liabilities:
Accounts receivable	55,744	1,758	(1,024)	(68)	56,410
Inventories	(8,296)	(44)	184		(8,156)
Prepaid expenses and other assets	(6,959)	(377)	(2,260)	(2,061)	(11,657)
Accounts payable and other liabilities	(67,156)	(17,506)	553	2,273	(81,836)

Net Cash Provided (Used) by Operating Activities	39,533	(26,592)	(9,926)	(142)	2,873

Investing Activities
Additions to property, plant and equipment, net	(8,613)	(1,392)	(353)	142	(10,216)
Proceeds from maturities of available-for-sale investments		716,602			716,602
Proceeds from sales of available-for-sale investments		144,363			144,363
Purchases of available-for-sale investments		(761,782)			(761,782)
Acquisitions and investments in joint venture and other, net	(1,451)	(8,828)		10,279	—

Net Cash Provided (Used) by Investing Activities	(10,064)	88,963	(353)	10,421	88,967

Net Cash Provided by Operating Activities of Discontinued Operations	533				533

Financing Activities
Principal payments on debt		(6,000)			(6,000)
Dividends	(8,322)				(8,322)
Net cash funding from groups			10,279	(10,279)
Proceeds from stock issued for stock plans	3,886	1,325			5,211

Net Cash Provided (Used) by Financing Activities	(4,436)	(4,675)	10,279	(10,279)	(9,111)

Effect of Exchange Rate Changes on Cash	4,314				4,314

Net Change in Cash and Cash Equivalents	29,880	57,696	—	—	87,576
Cash and Cash Equivalents Beginning of Period	504,947	56,988			561,935

Cash and Cash Equivalents End of Period	$534,827	$114,684	$—	$—	$649,511

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Products	$309,251	$1,078	$2,316	$—	$312,645
Services	41,559	1,025			42,584
Other sources	28,913	14,703	6,192		49,808

Net revenues from external customers	379,723	16,806	8,508	—	405,037
Intersegment revenues	2,948	551	13	(3,512)

Total Net Revenues	382,671	17,357	8,521	(3,512)	405,037
Products	159,351	553	1,291	(1,337)	159,858
Services	22,140	92		(245)	21,987
Other sources	3,056	2,077	2,364	(607)	6,890

Total Cost of Sales	184,547	2,722	3,655	(2,189)	188,735

Gross Margin	198,124	14,635	4,866	(1,323)	216,302
Selling, general and administrative	86,940	6,749	3,844	11,491	109,024
Corporate allocated expenses	9,358	1,477	656	(11,491)
Research, development and engineering	59,673	21,750	12,422	(1,357)	92,488
Amortization of intangible assets		725			725

Operating Income (Loss)	42,153	(16,066)	(12,056)	34	14,065
Gain (loss) on investments, net	1,188	(643)			545
Interest income, net	2,933	3,137			6,070
Other income (expense), net	84	(1,070)			(986)
Loss from joint venture		(12,056)		12,056

Income (Loss) before Income Taxes	46,358	(26,698)	(12,056)	12,090	19,694
Provision (benefit) for income taxes	12,980	(10,412)		1,114	3,682

Net Income (Loss)	$33,378	$(16,286)	$(12,056)	$10,976	$16,012

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued

Consolidating Statement of Financial Position at June 30, 2004

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$504,947	$56,988	$—	$—	$561,935
Short-term investments		688,806			688,806
Accounts receivable, net	382,977	4,082	6,704	(1,593)	392,170
Inventories, net	129,342	1,924	9,530		140,796
Prepaid expenses and other current assets	92,440	47,346	4,590	(4,675)	139,701

Total current assets	1,109,706	799,146	20,824	(6,268)	1,923,408
Property, plant and equipment, net	402,908	34,093	9,245	(219)	446,027
Other long-term assets	435,146	184,475	6,834	(23,039)	603,416

Total Assets	$1,947,760	$1,017,714	$36,903	$(29,526)	$2,972,851

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$6,081	$—		$6,081
Accounts payable	139,866	9,223	4,767	(5,861)	147,995
Accrued salaries and wages	72,513	12,733	4,458		89,704
Accrued taxes on income	66,967	13,632			80,599
Other accrued expenses	238,340	30,715	3,741	(407)	272,389

Total current liabilities	517,686	72,384	12,966	(6,268)	596,768
Other long-term liabilities	186,516	7,901	617		195,034

Total Liabilities	704,202	80,285	13,583	(6,268)	791,802

Total Stockholders’ Equity	1,243,558	937,429	23,320	(23,258)	2,181,049

Total Liabilities and Stockholders’ Equity	$1,947,760	$1,017,714	$36,903	$(29,526)	$2,972,851

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2003

	Applied	Celera
	Biosystems	Genomics	Celera
(Dollar amounts in thousands)	Group	Group	Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$33,378	$(16,286)	$(12,056)	$10,976	$16,012
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	24,990	5,507	1,823	(34)	32,286
Long-term compensation programs	736	284			1,020
(Gains) losses on investments	(1,188)	643			(545)
Deferred income taxes	(5,168)	59		1,086	(4,023)
Loss from joint venture and equity method investees		12,818		(12,056)	762
Nonreimbursable utilization of intergroup tax benefits	6,079	(6,079)
Changes in operating assets and liabilities:
Accounts receivable	64,867	8,548	(480)	(2,477)	70,458
Inventories	(7,473)	187	(2,196)		(9,482)
Prepaid expenses and other assets	3,392	(3,299)	(169)	2,781	2,705
Accounts payable and other liabilities	(71,977)	(18,010)	(1,458)	(276)	(91,721)

Net Cash Provided (Used) by Operating Activities	47,636	(15,628)	(14,536)	—	17,472

Investing Activities
Additions to property, plant and equipment, net	(17,196)	(857)	(156)	3	(18,206)
Proceeds from maturities of available-for-sale investments		662,918			662,918
Proceeds from sales of available-for-sale investments	4,123	129,551			133,674
Purchases of available-for-sale investments		(715,621)			(715,621)
Investments in joint venture	(2,229)	(12,463)		14,692
Proceeds from the sale of assets, net		3		(3)

Net Cash Provided (Used) by Investing Activities	(15,302)	63,531	(156)	14,692	62,765

Financing Activities
Dividends	(8,880)				(8,880)
Net cash funding from groups			14,692	(14,692)
Purchases of common stock for treasury	(36,295)				(36,295)
Proceeds from stock issued for stock plans	5,309	1,166			6,475

Net Cash Provided (Used) by Financing Activities	(39,866)	1,166	14,692	(14,692)	(38,700)

Effect of Exchange Rate Changes on Cash	(3,340)				(3,340)

Net Change in Cash and Cash Equivalents	(10,872)	49,069	—	—	38,197
Cash and Cash Equivalents Beginning of Period	601,666	52,617			654,283

Cash and Cash Equivalents End of Period	$590,794	$101,686	$—	$—	$692,480

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2004 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. We have reclassified some prior year amounts in the condensed consolidated financial statements and notes for comparative purposes. When used in this management discussion, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

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

The Celera Genomics group is engaged principally in the discovery and development of targeted therapeutics for cancer, autoimmune and inflammatory diseases. The Celera Genomics group is leveraging its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, and to discover and develop small molecule therapeutics. It is also seeking to advance therapeutic antibody and selected small molecule drug programs in collaboration with global technology and market leaders.

Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group, is focused on the discovery, development, and commercialization of diagnostic products.

In fiscal 1999, as part of a recapitalization of our Company, we created two classes of common stock referred to as “tracking” stocks. Tracking stock is a class of stock of a corporation intended to “track” or reflect the relative performance of a specific business within the corporation.

Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the Celera Genomics group. There is no single security that represents the performance of Applera Corporation as a whole, nor is there a separate security traded for Celera Diagnostics.

Holders of Applera-Applied Biosystems stock and holders of Applera-Celera Genomics stock are stockholders of Applera. The Applied Biosystems group and the Celera Genomics group are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities. The Applied Biosystems group and the Celera Genomics group do not have separate boards of directors. Applera has one board of directors, which will make any decision in accordance with its good faith business judgment that the decision is in the best interests of Applera and all of its stockholders as a whole.

More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our Annual Report on Form 10-K for fiscal 2004 filed with the Securities and Exchange Commission.

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

Business Highlights:

Applied Biosystems Group

•	In August 2004, Catherine M. Burzik, formerly Executive Vice President and Chief Operating Officer of the Applied Biosystems group, was promoted to President of the Applied Biosystems group, following the retirement of Michael W. Hunkapiller, Ph.D.

•	In September 2004, the Applied Biosystems group and MDS Inc. announced the signing of a definitive agreement to expand the scope of their joint venture in life science mass spectrometry. Under the terms of the agreement, MDS agreed to pay $40 million for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI Time-of-Flight (TOF) mass spectrometry systems and next-generation products under development, together with a 100 percent interest in certain MALDI TOF product-related manufacturing and research and development assets. MDS and the Applied Biosystems group each also agreed to contribute the MALDI TOF and related intellectual property to Applied Biosystems/MDS Sciex Instruments, a 50/50 joint venture of the Applied Biosystems group and the MDS Sciex division. This transaction was completed in October 2004.

•	Also in September 2004, the Applied Biosystems group announced the introduction of LS*LIMS™ Software, a new workflow management and process automation solution designed to increase productivity, improve data quality, and integrate data from many different sources for genomics and proteomics laboratories.

•	In October 2004, the Applied Biosystems group announced the introductions of the Applied Biosystems 7900HT Fast Real-Time PCR System and the Applied Biosystems 9800 Fast PCR System. Both systems are designed to reduce the time to results and increase productivity for performing polymerase chain reaction (PCR).

•	Also in October 2004, the Applied Biosystems group announced the introduction of a new line of Genetic Analyzers for low- to medium-throughput laboratories. The Applied Biosystems 3130 Series Genetic Analyzers, which replace the ABI PRISM® 3100 and 3100-Avant Genetic Analyzers, are designed to deliver enhanced automation, faster turnaround times, higher reliability, and higher data quality than previous generation technologies.

Celera Genomics Group

•	In September 2004, the Celera Genomics group announced a collaboration with Genentech, Inc. to discover and develop targeted therapies for cancer. Genentech may develop various products against therapeutic targets licensed from the Celera Genomics group, including antibodies, antibody fragments, proteins or small molecule drugs.

Celera Diagnostics

•	In October 2004, Celera Diagnostics announced and published that it has identified genetic variants associated with late-onset Alzheimer’s disease. The findings may have pharmacogenomic implications for drugs in development as well as current and future therapies for Alzheimer’s and other neurodegenerative diseases.

Critical Accounting Policies

Please refer to the discussion of our critical accounting policies contained in the management’s discussion and analysis section of our 2004 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Employee-Related Charges, Asset and Goodwill Impairments, and Other
 Applied Biosystems group charge
During the first quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax charge of $7.4 million in employee-related charges, asset impairments and other for the termination of approximately 170 employees, mainly in the U.S. The positions being eliminated are primarily in the areas of research, manufacturing, sales and administration.

The severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Following this action, the Applied Biosystems group expects to hire additional appropriately-skilled employees to support future business needs.

As of September 30, 2004, we had notified the affected employees and we expect that the majority of these employees will be terminated by December 31, 2004. As of September 30, 2004, we had made $4.6 million of cash payments related to employee terminations. The remaining cash expenditures are expected to be substantially completed by December 31, 2004 and will be funded by cash provided by operating activities.

Celera Genomics group charge
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations at Paracel, Inc., a business we acquired in fiscal 2000. Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services and government markets. Since the focus of the Celera Genomics group has shifted to targeted therapeutics, Paracel was no longer deemed strategic to the overall business. The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments. The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory.

The severance and benefits charge related to the termination of approximately 25 employees, primarily in the areas of service and support. The charge for excess facility lease expenses and asset impairments was primarily for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write-off related fixed assets. Although the Celera Genomics group anticipates modest expenses related to the closure of the business and completion of remaining service obligations over the next several quarters, these amounts are not expected to have a material impact on future operating results.

As of September 30, 2004, we had notified the affected employees and we expect that most of these employees will be terminated by November 30, 2004. The majority of the cash expenditures related to the employee terminations are expected to be paid in the quarter ending December 31, 2004 and will be funded by available cash.

Other charges
During the first quarter of fiscal 2005, the Applied Biosystems group made cash payments of $1.4 million related to severance and employee benefits and office closures for charges taken prior to fiscal 2005. The majority of the remaining cash payments of approximately $1 million related to these charges are expected to be made in fiscal 2005.

Other Events Impacting Comparability
Litigation settlement
In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim. This pre-tax gain was recorded in litigation settlements.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended
	September 30,

			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)

Net revenues	$405.0	$407.2	0.5%
Cost of sales	188.7	187.3	(0.7%	)

Gross margin	216.3	219.9	1.7%
SG&A expenses	109.1	117.4	7.6%
R&D	92.4	87.3	(5.5%	)
Amortization of intangible assets	0.7	0.7	—%
Employee-related charges, asset
impairments and other		10.2
Litigation settlements		(8.5)

Operating income	14.1	12.8	(9.2%	)
Gain on investments, net	0.5		(100.0%	)
Interest income, net	6.0	5.3	(11.7%	)
Other income (expense), net	(0.9)	2.1	(333.3%	)

Income before income taxes	19.7	20.2	2.5%
Provision for income taxes	3.7	4.1	10.8%

Net income	$16.0	$16.1	0.6%

Percentage of net revenues:
Gross margin	53.4%	54.0%
SG&A expenses	26.9%	28.8%
R&D	22.8%	21.4%
Operating income	3.5%	3.1%

Effective income tax rate	19%	20%

As previously described in events impacting comparability, fiscal 2005 results were impacted by the following pre-tax items:
•	$7.4 million charge for severance and related costs;
•	$4.5 million charge, including $1.7 million recorded in cost of sales, related to the decision to discontinue most operations of Paracel; and
•	$8.5 million gain from the termination of a joint development agreement and settlement of a patent infringement claim.

The tax benefit recorded on the fiscal 2005 net charge was $1.3 million.

Net income increased slightly in the first quarter of fiscal 2005 primarily due to: revenue growth at the Applied Biosystems group and Celera Diagnostics; improved gross margin at the Applied Biosystems group; lower R&D expenses at the Applied Biosystems group; and higher other income, net, offset by higher SG&A expenses at the Applied Biosystems group. The net effect of foreign currency on net income was a benefit of approximately $4 million when comparing the first quarter of fiscal 2005 with the first quarter of fiscal 2004. Please read our discussion of segments for information on their financial results.

The favorable effects of foreign currency increased net revenues in the first quarter of fiscal 2005 by approximately 2% compared to the first quarter of fiscal 2004. As a result, net revenues, excluding the effects of foreign currency, decreased in comparison to the prior year quarter. Including the favorable effects of foreign currency, revenues increased at the Applied Biosystems group, driven by strength in both the Real-Time PCR/Other Applied Genomics and Mass Spectrometry product categories, partially offset by lower revenues in the DNA Sequencing, Core DNA Synthesis and PCR, and Other Product Lines product categories. Revenues in the Real-Time PCR/Other Applied Genomics product

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

category increased primarily due to the continued strength of the TaqMan® Assays and consumable sales, both for gene expression and for SNP genotyping, human identification products, and the expanding line of biosecurity products. Additionally, sales of the 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, contributed to growth in this category. Mass Spectrometry revenue growth was led by sales of the 4000 Q TRAP® LC/MS/MS System. In contrast, DNA Sequencing revenue declined compared to the prior year quarter, primarily as a result of decreased sales of 3730xl DNA Analyzers. The decrease in revenues from Other Product Lines for the first quarter of fiscal 2005 resulted primarily from the informatics business, where the Applied Biosystems group had a large project in the first quarter of fiscal 2004 that was not repeated in fiscal 2005. Revenues in the Core DNA Synthesis & PCR product category declined in part due to decreased sales to one customer. Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements. Celera Diagnostics’ net revenues increased due to an increase in equalization payments under the profit-sharing arrangement with Abbott Laboratories and technology-related revenues.

The higher gross margin percentage for first quarter of fiscal 2005 compared to fiscal 2004 was due primarily to: reduced software amortization; reduced warranty costs; increased sales of higher margin products, such as sequencing consumables, human identification products used in forensics, and Real-Time PCR TaqMan® based Systems; and the favorable effects of foreign currency at the Applied Biosystems group. The increase in the first quarter of fiscal 2005 was partially offset by lower revenues at the Celera Genomics group and the $1.7 million charge for the impairment of inventory for Paracel.

SG&A expenses, as a percentage of net revenues, increased in the first quarter of fiscal 2005 primarily due to: higher litigation-related legal expenses of $4.1 million; the unfavorable effects of foreign currency of approximately $2 million; higher costs associated with an enterprise systems software upgrade; and the strategic business review. This increase was partially offset by lower insurance and pension costs of approximately $2.5 million and lower Online/Information Business expenses, resulting from lower employee-related costs and bad debt expense, at the Celera Genomics group.

R&D expenses decreased for the first quarter of fiscal 2005 compared to the same quarter last year primarily as a result of the recent realignment of the Applied Biosystems group’s R&D product portfolio and cost reductions in the Online/Information Business at the Celera Genomics group. This decrease was partially offset by increased expenditures at the Celera Genomics group to support preclinical development activities and proteomic and genomic target discovery programs.

Interest income, net decreased during the first quarter of fiscal 2005 compared to the prior year quarter primarily due to lower average cash and cash equivalents and short term investments and, to a lesser extent, lower average interest rates.

Other income (expense), net in the first quarter of fiscal 2005 was impacted by: higher benefits associated with our foreign currency risk management program; lower losses recorded from equity method investments in fiscal 2005; and the receipt of $1.0 million related to a financing activity for one of the Celera Genomics group’s investments in fiscal 2005.

The effective tax rate increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily due to a reduction in R&D credits.

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.2 billion at September 30, 2004 and $1.3 billion at June 30, 2004. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at September 30, 2004. We intend to renew this agreement prior to expiration. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, dividends, and potential share repurchases for the next twelve months and for the foreseeable future. However, if the Celera Genomics group is

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

successful in its preclinical programs, it may require additional funds to advance these programs through the regulatory process.

	June 30,	September 30,
(Dollar amounts in millions)	2004	2004

Cash and cash equivalents	$561.9	$649.5
Short-term investments	688.8	589.8

Total cash and cash equivalents and short-term investments	$1,250.7	$1,239.3
Total debt	6.1	—
Working capital	1,326.6	1,371.8
Debt to total capitalization	0.3%	—%

Cash and cash equivalents increased during the first three months of fiscal 2005 from June 30, 2004 as cash generated from operating activities, proceeds from the sales and maturities of available-for-sale investments, net of purchases, proceeds from stock issuances, and the favorable impact of the exchange rate valuation on our cash and cash equivalents exceeded the amount expended on the purchase of capital and other assets, repayment of debt, and payment of dividends. Net cash flows for the three month periods ended September 30 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$17.5	$2.9
Net cash from investing activities	62.8	88.9
Net cash from financing activities	(38.7)	(9.1)
Effect of exchange rate changes on cash	(3.3)	4.3

Operating activities:
The decrease in net cash provided from operating activities for the first three months of fiscal 2005 compared to the first three months of fiscal 2004 resulted primarily from: lower accounts receivable balance in fiscal 2005; the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries at the Applied Biosystems group; the timing of royalty payments at the Applied Biosystems group; higher severance and related benefit payments at the Applied Biosystems group in fiscal 2005; and lower cash receipts in fiscal 2005 due to the continuing expiration of the Online/Information Business customer agreements at the Celera Genomics group. This decrease was partially offset by higher income–related cash flows and the funding of our U.S. pension plan of approximately $28 million in fiscal 2004.

Investing activities:
Capital expenditures, net of disposals, were $8.0 million less than in the prior fiscal year period primarily due to lower expenditures for the Applied Biosystems group’s Bedford, MA facility and, to a lesser extent, the Pleasanton, CA facility. The first quarter of fiscal 2005 included the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys Pharmaceuticals, Inc. A portion of the proceeds from the principal and interest received on these U.S. government obligations was used to fund the interest and principal payments under the notes. During the first three months of fiscal 2005, proceeds generated from sales and maturities of available-for-sale investments, net of purchases, were $18.2 million higher than in the prior year period.

Financing activities:
In the first quarter of fiscal 2005, we repaid, on behalf of the Celera Genomics group, the remaining $6.0 million principal amount of the convertible notes assumed in connection with the acquisition of Axys. In the first quarter of fiscal 2004, we repurchased 1.7 million shares of Applera-Applied Biosystems stock for $36.3 million.

Contractual Obligations

For a discussion of our contractual obligations, please refer to the contractual obligations section of the management’s discussion and analysis included on page 30 of our 2004 Annual Report to Stockholders (which section is incorporated in

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

this report by reference). Other than the repayment of $6 million of the convertible notes referred to above, there have been no significant developments with respect to our contractual obligations since June 30, 2004.

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group
	Three Months Ended
	September 30,

			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)

Net revenues	$382.7	$390.3	2.0%
Cost of sales	184.6	182.7	(1.0%	)

Gross margin	198.1	207.6	4.8%
SG&A expenses	96.3	109.0	13.2%
R&D	59.6	51.1	(14.3%	)
Employee-related charges, asset impairments and other		7.4
Litigation settlements		(8.5)

Operating income	42.2	48.6	15.2%
Gain on investments, net	1.2		(100.0%	)
Interest income, net	2.9	2.4	(17.2%	)
Other income (expense), net	0.1	0.6	500.0%

Income before income taxes	46.4	51.6	11.2%
Provision for income taxes	13.0	14.5	11.5%

Net income	$33.4	$37.1	11.1%

Percentage of net revenues:
Gross margin	51.8%	53.2%
SG&A expenses	25.2%	27.9%
R&D	15.6%	13.1%
Operating income	11.0%	12.5%

Effective income tax rate	28%	28%

As previously described in events impacting comparability, fiscal 2005 results were impacted by the following pre-tax items
•	$7.4 million charge for severance and related costs, and
•	$8.5 million gain from the termination of a joint development agreement and settlement of a patent infringement claim.

The tax charge recorded on the fiscal 2005 net $1.1 million gain was $0.3 million.

Net income increased in the first quarter of fiscal 2005 primarily due to improved gross margin and lower R&D expenses, offset by higher SG&A expenses. The net effect of foreign currency on net income in the first quarter of fiscal 2005 was a benefit of approximately $4 million compared to the first quarter of fiscal 2004.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three month periods ended September 30:

	Three Months Ended
	September 30,

			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)

DNA Sequencing	$124.8	$116.1	(7%	)
% of total revenues	33%	30%

Real-Time PCR/Other Applied Genomics (a)	94.3	111.8	19%
% of total revenues	25%	29%

Mass Spectrometry	82.4	89.1	8%
% of total revenues	21%	23%

Core DNA Synthesis and PCR	51.2	47.4	(7%	)
% of total revenues	13%	12%

Other Product Lines	30.0	25.9	(14%	)
% of total revenues	8%	6%

Total	$382.7	$390.3	2%

(a)	The product category Real-Time PCR/Other Applied Genomics was previously referred to as SDS/Other Applied Genomics.

The favorable effects of foreign currency increased net revenues in the first quarter of fiscal 2005 by approximately 2% compared to the first quarter of fiscal 2004. As a result, net revenues, excluding the effects of foreign currency, were relatively flat with the prior fiscal quarter. Revenues in the Real-Time PCR/Other Applied Genomics product category increased primarily due to the continued strength of the TaqMan® Assays and consumable sales, both for gene expression and for SNP genotyping, human identification products, and the expanding line of biosecurity products. Additionally, sales of the 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, contributed to growth in this category. Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System. In contrast, DNA Sequencing revenue declined compared to the prior year quarter, primarily as a result of decreased sales of 3730xl DNA Analyzers. The decrease in revenues from Other Product Lines for the first quarter of fiscal 2005 resulted primarily from our informatics business, where we had a large project in the first quarter of fiscal 2004 that was not repeated in fiscal 2005. Revenues in the Core DNA Synthesis & PCR product category declined in part due to decreased sales to one customer.

Revenues by geographic area
The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three month periods ended September 30:

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

	Three Months Ended
	September 30,

			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)

United States	$189.7	$192.7	1.6%
Europe	104.2	115.3	10.7%
Asia Pacific	77.3	71.4	(7.6%	)
Latin America and other markets	11.5	10.9	(5.2%	)

Total	$382.7	$390.3	2.0%

The favorable effects of foreign currency increased revenues by approximately 5% in Europe and 4% in Asia Pacific during the first quarter of fiscal 2005 compared to the prior year quarter. Revenues increased in Europe, driven primarily by continued strong sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems and the 4000 Q Trap® LC/MS/MS System. During the first quarter of fiscal 2005, revenues from Japan declined 13% compared to the prior year quarter, net of a positive impact from foreign currency of approximately 6%. This decline resulted from the ongoing transition of universities to Independent Administrative Agency status which continued to negatively affect sales in Japan.

Revenue by sources

	Three Months Ended
	September 30,

			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)

Instruments	$172.2	$162.5	(5.6%	)
Consumables	139.7	155.6	11.4%
Other sources	70.8	72.2	2.0%

Total	$382.7	$390.3	2.0%

Instruments
For the first quarter of fiscal 2005, instrument revenues decreased primarily due to reduced sales of DNA sequencing instruments, including sales of the Applied Biosystems 3730xl/3730 DNA Analyzers.

Consumables
For the first quarter of fiscal 2005, the increase in consumables sales primarily reflected the strength of Real-Time PCR/Other Applied Genomics consumables due primarily to higher sales of TaqMan® Assays and consumables for gene expression and SNP genotyping, human identification products used in forensics, and the expanding line of biosecurity products.

Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the first quarter of fiscal 2005 primarily due to increased service and support revenues.

Gross margin, as a percentage of net revenues, increased for the first quarter of fiscal 2005 over the prior year quarter due primarily to: reduced software amortization costs; reduced warranty costs; increased sales of higher margin products, such as sequencing consumables, human identification products used in forensics, and Real-Time PCR TaqMan® based Systems; and the favorable effects of foreign currency.

SG&A expenses increased over the first quarter of fiscal 2004 due primarily to: increased litigation-related legal expenses of $4.1 million; the unfavorable effects of foreign currency of approximately $2 million; higher costs associated with an enterprise systems software upgrade; and the strategic business review. The increase in the first three months of fiscal 2005 was partially offset by lower insurance and pension costs of approximately $2 million. A significant portion of the Applied Biosystems group’s increased legal expenses related to defending the Applied Biosystems group’s intellectual property assets.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

R&D expenses decreased in the first quarter of fiscal 2005 from the prior year period as a result of the recent realignment of the R&D product portfolio.

Interest income, net decreased during the first quarter of fiscal 2005 compared to the prior year period primarily due to lower average cash and cash equivalents and, to a lesser extent, lower average interest rates.

Other income, net increased in the first quarter of fiscal 2005 in comparison to the prior year period primarily due to the higher benefits associated with our foreign currency risk management program, partially offset by lower other non-operating income.

The effective tax rate was 28% for both the first quarters of fiscal 2005 and fiscal 2004.

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $534.8 million at September 30, 2004 and $504.9 million at June 30, 2004. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at September 30, 2004. We intend to renew this agreement prior to expiration. Cash provided by operating activities has been the Applied Biosystems group’s primary source of funds.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, its share of funding of the Celera Diagnostics joint venture, dividends, and potential share repurchases for the next twelve months and for the foreseeable future.

We manage the investment of surplus cash and the issuance and repayment of short-term and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

	June 30,	September 30,
(Dollar amounts in millions)	2004	2004

Cash and cash equivalents	$504.9	$534.8
Working capital	592.0	657.9

Cash and cash equivalents for the first three months ended September 30, 2004 increased from June 30, 2004 as cash generated from operating activities, the proceeds from stock issuances, and the favorable impact of the exchange rate valuation on cash and cash equivalents exceeded expenditures for capital and other assets, the funding of the Celera Diagnostics joint venture, and the payment of dividends. Net cash flows of continuing operations for the three month periods ended September 30 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$47.6	$39.6
Net cash from investing activities	(15.3)	(10.1)
Net cash from financing activities	(39.9)	(4.4)
Effect of exchange rate changes on cash	(3.3)	4.3

Operating activities:
Net cash from operating activities of continuing operations for the first three months of fiscal 2005 was $8.0 million lower than in the first three months of fiscal 2004. This decrease resulted primarily from lower accounts receivable balance in fiscal 2005, the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries, the timing of royalty payments, and higher severance and related benefit payments in fiscal 2005. This

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

decrease was partially offset by higher income–related cash flows and the funding of our U.S. pension plan of approximately $28 million in fiscal 2004. The Applied Biosystems group’s days sales outstanding was 65 days at September 30, 2004, 61 days at June 30, 2004, and 75 days at September 30, 2003. Inventory on hand was 3.7 months at September 30, 2004 compared to 2.8 months at June 30, 2004.

Investing activities:
Capital expenditures for the first three months of fiscal 2005, net of disposals, were $8.6 million less than in the prior fiscal year period primarily due to lower expenditures for the Bedford, MA facility and, to a lesser extent, the Pleasanton, CA facility. The first three months of fiscal 2004 included $4.1 million of proceeds primarily from the sale of minority equity investments.

Financing activities:
During the first three months of fiscal 2004, we repurchased 1.7 million shares of Applera-Applied Biosystems stock for $36.3 million.

Celera Genomics Group

	Three Months Ended
	September 30,

			% Increase/
(Dollar amounts in millions)	2003	2004	(Decrease)

Net revenues	$17.3	$9.6	(44.5%	)
Cost of sales	2.7	2.6	(3.7%	)
R&D	21.8	24.4	11.9%
SG&A expenses	8.2	5.5	(32.9%	)
Amortization of intangible assets	0.7	0.7	-%
Employee-related charges, asset
impairments and other		2.8

Operating loss	(16.1)	(26.4)	64.0%
Loss on investments, net	(0.7)		(100.0%	)
Interest income, net	3.1	2.9	(6.5%	)
Other income (expense), net	(1.0)	1.5	(250.0%	)
Loss from joint venture	(12.0)	(9.3)	(22.5%	)

Loss before income taxes	(26.7)	(31.3)	17.2%
Benefit for income taxes	10.4	11.0	5.8%

Net loss	$(16.3)	$(20.3)	24.5%

Effective income tax benefit rate	39%	35%

As previously described in events impacting comparability, fiscal 2005 results were impacted by the $4.5 million pre-tax charge, including $1.7 million recorded in cost of sales, related to the decision to discontinue most operations of Paracel. The tax benefit recorded on this charge was $1.6 million.

The higher net loss in the first quarter of fiscal 2005 in comparison to the first quarter of fiscal 2004 primarily resulted from lower net revenues and the Paracel charge recorded in fiscal 2005, partially offset by the lower losses for the Celera Diagnostics joint venture in fiscal 2005.

Revenues decreased for the first quarter of fiscal 2005 primarily as a result of the continuing expiration of Online/Information Business customer agreements. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 2002, and therefore, its revenues from these products and services have continued to decline as expected.

Cost of sales in the first quarter of fiscal 2005 included $1.7 million related to the impairment of Paracel inventory.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

R&D expenses increased in the first quarter of fiscal 2005 in comparison to the same quarter last year primarily due to increased expenditures to support preclinical development activities and proteomic and genomic target discovery programs. These increases were partially offset by lower Online/Information Business R&D expenses.

SG&A expenses decreased in the first quarter of fiscal 2005 compared to the prior year quarter primarily due to lower Online/Information Business expenses resulting from lower employee-related costs and bad debt expense.

Interest income, net decreased during the first quarter of fiscal 2005 compared to the prior year quarter primarily due to lower average cash and cash equivalents and short-term investments.

The decrease in other income (expense), net for the first quarter of fiscal 2005 in comparison to the prior year quarter resulted primarily from losses recorded from equity method investments in fiscal 2004 and the receipt of $1.0 million related to a financing activity for one of the Celera Genomics group’s investments in fiscal 2005.

The decrease in the effective income tax benefit rate for the first quarter of fiscal 2005 was primarily attributable to a reduction in R&D credits.

Celera Genomics Group
Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $704.5 million at September 30, 2004 and $745.8 million at June 30, 2004. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at September 30, 2004. We intend to renew this agreement prior to expiration.

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

	June 30,	September 30,
(Dollar amounts in millions)	2004	2004

Cash and cash equivalents	$57.0	$114.7
Short-term investments	688.8	589.8

Total cash and cash equivalents and short-term investments	$745.8	$704.5
Total debt	6.1	—
Working capital	726.8	703.7
Debt to total capitalization	0.6%	—%

Cash and cash equivalents for the first three months of fiscal 2005 increased from June 30, 2004 as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture, the purchase of capital assets, and the repayment of debt. Net cash flows for the three month periods ended September 30 were as follows:

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

(Dollar amounts in millions)		2004	2004

Net cash from operating activities	$	$(15.6)	$(26.67)
Net cash from investing activities	63.5	89.0
Net cash from financing activities	1.2	(4.7)

Operating activities:
Net cash used by operating activities for the first three months of fiscal 2005 was $11.0 million higher than in the first three months of fiscal 2004. The higher use of cash resulted primarily from higher net cash operating losses and lower cash receipts in fiscal 2005 due to the continuing expiration of Online/Information Business customer agreements.

Investing activities:
Net cash from investing activities for the first three months of fiscal 2005 increased from the first three months of fiscal 2004 due to higher proceeds received from the sales and maturities of available for sale investments, net of purchases, in fiscal 2005. The first quarter of fiscal 2005 included the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys Pharmaceuticals, Inc. A portion of the proceeds from the principal and interest received from these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
Net cash from financing activities for the first three months of fiscal 2005 decreased from the first three months of fiscal 2004 due to the repayment of the remaining $6 million principal amount of the convertible notes assumed in connection with the acquisition of Axys.

Celera Diagnostics

	Three Months Ended
	September 30,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)

Net revenues	$8.5	$9.2	8.2%
Cost of sales	3.6	3.1	(13.9%	)
R&D	12.4	12.4	—%
SG&A expenses	4.5	3.0	(33.3%	)

Operating loss	$(12.0)	$(9.3)	(22.5%	)

Supplemental information
Equalization payments	$6.1	$6.5
End-user alliance sales for all
products sold primarily through
Abbott Laboratories	$9.6	$12.9

In June 2002, Celera Diagnostics and Abbott Laboratories announced a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products, including third party products brought into the alliance.

The majority of reported net revenues for both the first quarters of fiscal 2005 and 2004 consisted of equalization payments from Abbott under the profit-sharing arrangement between Abbott and Celera Diagnostics, and technology-related revenues for fiscal 2005. Fluctuation in equalization payments can lead to fluctuation in both reported revenues and gross margins from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user alliance sales for all products sold primarily through Abbott increased for the first quarter fiscal 2005 primarily due to higher demand for products sourced during the second half of fiscal 2004 from third

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

parties, including products for HLA typing, and higher demand for Abbott alliance products, including infectious disease products and instruments.

SG&A expenses for the first three months of fiscal 2005 decreased in comparison to the first three months of fiscal 2004 primarily due to a $1.1 million charge recorded in fiscal 2004 related to a facility lease agreement.

Outlook

Applied Biosystems Group

The Applied Biosystems group has the following expectations regarding its financial performance for fiscal 2005.

•	The Applied Biosystems group expects low- to mid-single digit revenue growth.

•	Gross margin should equal, or slightly exceed, the fiscal 2004 gross margin. SG&A expense as a percent of total revenues should approximate, and R&D expense as a percent of total revenues should decline from, the fiscal 2004 levels. Operating margin should increase from the fiscal 2004 level, excluding special items in both fiscal years.

•	The effective tax rate is expected to be 28 percent. However, the effective tax rate may be impacted by the recent U.S. tax legislation.

•	The Applied Biosystems group expects EPS growth for fiscal 2005 at a rate exceeding that of the annual revenue growth rate. This expectation excludes certain types of items which are included in EPS under GAAP, such as gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings and asset impairment charges.

•	Capital spending should be in the range of $50-55 million.

The Applied Biosystems group believes this outlook and its fiscal 2005 financial performance will continue to be affected by, among other things, the timing and level of future NIH funding in the U.S. and the ongoing transition of universities in Japan to Independent Administrative Agency status. Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements section of this report.

The Applied Biosystems group derives some rights to PCR technology under a series of agreements with Hoffmann-La Roche, Inc. and its affiliates which own some of the patents covering the PCR process. The Applied Biosystems group receives royalties from third-party sales of products incorporating this technology through a series of licensing programs that it has established for industry access to some of its intellectual property. The first of these patents expires in March 2005 in the U.S., and in March 2006 in Europe and some other jurisdictions. The expiration of these patents may result in reduced royalty payments to the Applied Biosystems group. However, the Applied Biosystems group expects that a possible reduction in PCR royalties would be offset to a substantial degree by income from real-time PCR and other PCR-related technologies that it owns or licenses. In addition, the Applied Biosystems group has rights to multiple other PCR-related patents that should support a PCR-related royalty stream beyond our 2005 and 2006 fiscal years. Taken together, the Applied Biosystems group believes these factors should mitigate the effects of the patent expirations. The agreements with Hoffmann-LaRoche and its affiliates are the subject of legal proceedings described in Note 12 to our condensed consolidated financial statements included in this report. The outcome of legal proceedings is inherently uncertain, and an adverse outcome in these proceedings could negatively affect the value of our PCR rights.

Celera Genomics Group

The Celera Genomics group intends to continue to advance its most promising programs toward IND filings and clinical trials. In support of its recently established collaborations, the Celera Genomics group expects to continue to identify and validate additional targets within its ongoing proteomic discovery programs in cancer. The Celera Genomics group plans to initiate at least one new proteomic study during fiscal 2005 and to collaborate with Celera Diagnostics to exploit any diagnostic value from proteomic discoveries.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

The fiscal 2005 financial outlook for the Celera Genomics group is as follows:

•	The Celera Genomics group’s net cash use is expected to be between $135 and $150 million, including an anticipated $16 to $20 million for the Celera Genomics group’s portion of the funding for the Celera Diagnostics joint venture. This outlook includes cash used to retire the remaining $6 million in principal amount of the convertible notes that matured during the first quarter of fiscal 2005. This outlook excludes any potential proceeds from the planned sale of the Rockville, MD facility.

•	The Celera Genomics group anticipates R&D expenses to be in the range of $110 to $125 million, and SG&A expenses to be in the range of $25 to $30 million. Actual R&D expenses will depend on the rate of progress in discovery and development programs. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be in the range of $28 to $35 million.

•	The Celera Genomics group anticipates revenues will continue to trend downward to a range of $25 to $30 million for fiscal 2005 due to the continuing expiration of Online/Information Business customer agreements.

Risks and uncertainties that may affect the Celera Genomics group’s financial performance are detailed in the Forward-Looking Statements section of this report.

Celera Diagnostics

Celera Diagnostics intends to continue advancing its disease association and medical utility studies during fiscal 2005. It also anticipates increased sales of existing products sold through its alliance with Abbott, particularly analyte specific reagents (“ASRs”) for cystic fibrosis and products for infectious disease testing. Celera Diagnostics is also planning the introduction of new products. For fiscal 2005, Celera Diagnostics anticipates pre-tax losses to be in a range of $28 to $35 million, and fiscal 2005 net cash use to be in a range of $30 to $40 million. Total end-user sales for the alliance between Celera Diagnostics and Abbott are anticipated to be in range of $60 to $70 million during fiscal 2005.

Risks and uncertainties that may affect Celera Diagnostics’ financial performance are detailed in the Forward-Looking Statements section of this report.

Forward-Looking Statements and Risk Factors

Some statements contained in, or incorporated by reference in, this quarterly report are forward-looking. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this quarterly report are based on our current expectations, and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Also, we note that owners of Applera-Applied Biosystems stock and Applera-Celera Genomics stock are subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Part II, Item 5 of our 2004 Annual Report on Form 10-K under the heading “Forward Looking Statements and Risk Factors–Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

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

The Applied Biosystems group is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights. The Applied Biosystems group believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and the Applied Biosystems group cannot be sure that it will prevail in any of these actions. An adverse determination in some of the group’s current legal actions, particularly the cases described below, could have a material adverse effect on our consolidated financial statements.

The Applied Biosystems group’s products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, there are relatively few decided court cases interpreting the scope of patent claims in these technologies, and the Applied Biosystems group’s belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against the Applied Biosystems group asserting that the Applied Biosystems group had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated such technologies into the Applied Biosystems group’s products. Due to these factors, there remains a constant risk of intellectual property litigation, which could include antitrust claims, affecting the group. The Applied Biosystems group has been made a party to litigation and has been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. Such actions currently include the litigation described in the following paragraph, some of which, if determined adversely, could have a material adverse effect on the Applied Biosystems group. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

Several legal actions have been filed against us that could affect the intellectual property rights of the Applied Biosystems group and its products and services, including the following:

•	In response to claims by us against MJ Research, Inc., MJ Research filed counterclaims against us including, among others, allegations that we have licensed and enforced some polymerase chain reaction, or “PCR,” patents through anticompetitive conduct in violation of federal and state antitrust laws. Subsequently, MJ Research filed a lawsuit against us based on the allegation that four patents underlying the Applied Biosystems group’s DNA sequencing instruments were invalidly obtained because an alleged inventor, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the lawsuit. The case was dismissed but the decision has been appealed by MJ Research.

•	Promega Corporation has filed a lawsuit against us alleging that the Applied Biosystems group, along with some other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits.

•	Beckman Coulter, Inc. has filed a lawsuit against us alleging that the Applied Biosystems group is infringing three Beckman Coulter patents. The allegedly infringing products are the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems.

•	Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits, some of our TaqMan® genotyping and gene expression products and services, and the Celera Discovery System™. Genetic Technologies has also alleged that haplotyping analysis performed by our businesses infringes these patents.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

•	In response to an arbitration claim filed by us against Roche Molecular Systems, Inc., Hoffmann-LaRoche, Inc., Roche Probe, Inc., F. Hoffmann-LaRoche Ltd., and other potential defendants affiliated with those defendants, they have asserted counterclaims against us in the arbitration that could affect our exclusive rights to some PCR patents licensed from them.

•	Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University have filed a lawsuit against us alleging that we are infringing six patents due to the sale of sequencing reagent kits, TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with the Applied Biosystems group’s Expression Array System.

•	Bio-Rad Laboratories, Inc. has filed a lawsuit against us alleging that we are infringing one of its patents due to our sale of instruments using, and reagents used for, capillary electrophoresis, and one of its trademarks due to our use of the BioCAD name.

•	Molecular Diagnostics Laboratories has filed a class action complaint against us and Hoffmann-La Roche, Inc. alleging anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase.

These cases are described in further detail in Part I, Item 3, of our 2004 Annual Report on Form 10-K, as updated by the information in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. There can be no assurance that these matters will be resolved favorably; that we will not be enjoined from selling the products or services in question or other products or services as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group’s net revenues for our 2004 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

The Applied Biosystems group’s businesses, particularly those focused on developing and marketing information-based products and services, depend on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. The Applied Biosystems group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet. Also, the Applied Biosystems group relies on a global enterprise software system to operate and manage its business. The Applied Biosystems group’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Applied Biosystems group’s hardware or software malfunctions or access to the Applied Biosystems group’s data by internal research personnel or customers through the Internet is interrupted, the Applied Biosystems group’s business could suffer.

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $737 million as of September 30, 2004, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $133 million as of September 30, 2004. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments. The Applied Biosystems group became the exclusive distributor of the Celera Discovery System™ and the Celera Genomics group’s related human genomic and other biological and medical information under the terms of a ten-year marketing and distribution agreement that was effective in April 2002. Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of some products sold by the Applied Biosystems group on and after July 1, 2002. This royalty rate and the corresponding payments to be made to the Celera Genomics group were based on the sales of these products that the groups anticipated at the time of the execution of the agreement. The Applied Biosystems group has not guaranteed any minimum royalty payments to the

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Celera Genomics group, and the actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize the products subject to the royalty. The Applied Biosystems group has not proven its ability to successfully commercialize these products, and sales of these products may not meet original expectations. Such sales will depend on several factors that are not controlled by the Celera Genomics group, including general market conditions, customer acceptance, and the efforts of the Applied Biosystems group.

The Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 30, 2002, and therefore its future revenues from its sale of these products and services will be limited. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group described in the preceding paragraph, the Celera Genomics group receives all revenues under, and is responsible for all costs and expenses associated with, Celera Discovery System and related information contracts that were entered into on or prior to June 30, 2002. However, the Applied Biosystems group took full responsibility for marketing and contracting for the Celera Discovery System and related products and services after that date. Accordingly, the Celera Genomics group does not expect any revenues from the Celera Discovery System and related products and services other than under contracts existing on June 30, 2002, so long as they remain in effect, and from potential royalty payments from the Applied Biosystems group under the marketing and distribution agreement. The Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts below a total of $62.5 million during the four fiscal years ending with the 2006 fiscal year, if the shortfall is due to the actions of the Applied Biosystems group including changes in marketing strategy for the Celera Discovery System. However, this commitment is also subject to the Celera Genomics group otherwise continuing to perform under these contracts, and does not protect the Celera Genomics group from lost revenue due to other circumstances such as a customer bankruptcy or default. Although under some contracts with existing Celera Discovery System customers the Celera Genomics group is entitled to milestone payments or future royalties based on products developed by its customers, the Celera Genomics group believes these arrangements are unlikely to produce any significant revenue for the group.

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

The Celera Genomics group’s ability to develop and commercialize proprietary therapeutic products is unproven. As the Celera Genomics group expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products. It is possible that the Celera Genomics group’s discovery and development efforts will not result in any commercial products. In particular, the Celera Genomics group and its collaborators are seeking to develop new therapeutic products based on information derived from the study of the genetic material of organisms, or genomics, and the study of proteins, or proteomics. Also pursuant to its current business and scientific plan, the Celera Genomics group is seeking to capitalize on its relationship with Celera Diagnostics through the evaluation of the therapeutic relevance of targets that Celera Diagnostics may identify in the disease association studies it is performing on its own behalf as well as additional disease association studies it has agreed to perform specifically for the Celera Genomics group. To our knowledge, no one to date has developed or commercialized any therapeutic products based on the Celera Genomics group’s genomics or proteomics technologies or Celera Diagnostics’ disease association studies, and therefore the benefit of these technologies and studies to the development of therapeutics is unproven. In addition, while Celera Diagnostics has agreed to perform some studies specifically for the Celera Genomics group, Celera Diagnostics is not obligated to continue the disease association studies

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

that it performs on its own behalf. If Celera Diagnostics discontinues in whole or in part its disease association study program, or if this program or the studies performed specifically for the Celera Genomics group do not result in any targets with therapeutic relevance, the Celera Genomics group’s business and scientific plan could be adversely affected.

Therapeutic product candidates may never result in a commercialized product. All of the Celera Genomics group’s therapeutic product candidates are in various stages of research and development and will require significant additional research and development efforts by the Celera Genomics group or its collaborators before they can be marketed. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration, or FDA, and comparable agencies in other countries. The Celera Genomics group’s development of therapeutic products is highly uncertain and subject to a number of significant risks. To date, the Celera Genomics group has not commercialized a therapeutic product and the Celera Genomics group does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever. Therapeutic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

•	the Celera Genomics group or its collaborators may not successfully complete any research and development efforts;

•	the Celera Genomics group or its collaborators may not successfully build the necessary preclinical and clinical development organizations;

•	any therapeutic product candidates that the Celera Genomics group or its collaborators develop may be found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects;

•	the Celera Genomics group or its collaborators may fail to obtain required regulatory approvals for products they develop;

•	the Celera Genomics group or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

•	the Celera Genomics group or its collaborators may fail to build necessary distribution channels;

•	the Celera Genomics group’s or its collaborators’ products may not be competitive with other existing or future products;

•	adequate reimbursement for the Celera Genomics group’s or its collaborators products may not be available to healthcare providers and patients from the government or insurance companies; and

•	the Celera Genomics group or its collaborators may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent the Celera Genomics group or its collaborators from commercializing their products.

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

Each of the Celera Genomics group’s existing collaboration agreements may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials and commercialization activities by the Celera Genomics group’s collaborators in some cases are not within the Celera Genomics group’s control. The Celera Genomics group cannot ensure that its collaborators will perform their obligations as expected. If any of the Celera Genomics group’s collaborators terminate their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed or otherwise adversely affected. If in some cases the Celera Genomics group assumes responsibilities for continuing programs on its own after termination of a collaboration, the Celera Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel some development programs.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

If the Celera Genomics group or its collaborators fail to satisfy regulatory requirements for any therapeutic product candidate, the Celera Genomics group or its collaborators will be unable to complete the development and commercialization of that product. The Celera Genomics group is currently developing its internal capability to move potential products through clinical testing, manufacturing and the approval processes of the FDA and comparable agencies in other countries. In the U.S., either the Celera Genomics group or its collaborators must show through pre-clinical studies and clinical trials that each of the Celera Genomics group’s or its collaborators’ therapeutic product candidates is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that product. Outside of the U.S., the regulatory requirements vary from country to country. If the Celera Genomics group or its collaborators fail to adequately show the safety and effectiveness of a therapeutic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials. The Celera Genomics group cannot be certain that it or its collaborators will show sufficient safety and effectiveness in their clinical trials to allow them to obtain the needed regulatory clearance or approval for any therapeutic product candidate. The regulatory review and approval process can take many years and require substantial expense and may not be successful. Many companies in the therapeutic industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

Even if the Celera Genomics group or its collaborators obtain regulatory clearance or approval for a particular therapeutic product, that product will be subject to risks and uncertainties relating to regulatory compliance, including post-approval clinical studies and inability to meet the compliance requirements of the FDA’s Good Manufacturing Practices regulations. In addition, identification of some adverse side effects after a therapeutic product is on the market or the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of approval, or could require reformulation of a therapeutic product, additional testing, or changes in labeling of the product. This could delay or prevent the Celera Genomics group from generating revenues from the sale of that therapeutic product.

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

The pharmaceutical industry is intensely competitive and evolving. There is intense competition among pharmaceutical and biotechnology companies attempting to discover candidates for potential new therapeutic products. These companies may:

•	develop new therapeutic products in advance of the Celera Genomics group or its collaborators;

•	develop therapeutic products which are more effective as therapeutics, or more cost-effective than those developed by the Celera Genomics group or its collaborators;

•	obtain regulatory approvals of their therapeutic products more rapidly than the Celera Genomics group or its collaborators; or

•	obtain patent protection or other intellectual property rights that would limit the ability of the Celera Genomics group or its collaborators to develop and commercialize therapeutic products.

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

The Celera Genomics group’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. The Celera Genomics group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its customers via the Internet. Also, the Celera Genomics group relies on a global enterprise software system to operate and manage its business. The Celera Genomics group’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera Genomics group’s hardware or software malfunctions or access to the Celera Genomics group’s data by the Celera Genomics group’s internal research personnel or customers through the Internet is interrupted, the group’s business could suffer.

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

Future acquisitions and other transactions may absorb significant resources, may be unsuccessful and could dilute the holders of Applera-Celera Genomics stock. The Celera Genomics group expects to pursue acquisitions, investments, and other strategic relationships and alliances. Acquisitions, investments and other strategic relationships and alliances may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management from daily operations;

•	difficulties integrating acquired technologies and personnel into the business of the Celera Genomics group;

•	inability to obtain required financing on favorable terms;

•	entry into new markets in which the Celera Genomics group has little previous experience;

•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Celera Genomics group; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

It may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. For example, future acquisitions may not be as successful as originally anticipated and may result in special charges. We have incurred special charges in recent years as a result of acquisitions. As a result of the Celera Genomics group’s acquisition of Paracel, Inc., we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year and $25.9 million during our 2002 fiscal year. Similarly, as a result of the Applied Biosystems group’s acquisition of Boston Probes, Inc., we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year.

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Celera Genomics stock without the approval of the holders of Applera-Celera Genomics stock. Any issuances of this nature will be dilutive to holders of Applera-Celera Genomics stock.

Earthquakes could disrupt operations in California. The Celera Genomics group has research and development and administrative facilities in South San Francisco, California. South San Francisco is located near major California earthquake faults. The ultimate impact of earthquakes on the Celera Genomics group, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Applera-Celera Genomics stock price is volatile. The market price of Applera-Celera Genomics stock has been and may continue to be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

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

Our company is subject to a purported class action lawsuit relating to its 2000 offering of shares of Applera-Celera Genomics stock that may be expensive and time consuming. Our company and some of our officers are defendants in a lawsuit purportedly brought on behalf of purchasers of Applera-Celera Genomics stock in our follow-on public offering of Applera-Celera Genomics stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera Genomics stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

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

Celera Diagnostics’ business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. Celera Diagnostics’ business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its collaborators via the Internet. Also, Celera Diagnostics relies on a global enterprise software system

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

to operate and manage its business. Celera Diagnostics’ business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Celera Diagnostics’ hardware or software malfunctions or access to Celera Diagnostics’ data by Celera Diagnostics’ internal research personnel or collaborators through the Internet is interrupted, the group’s business could suffer.

Celera Diagnostics’ computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If Celera Diagnostics fails to maintain and further develop the necessary computer capacity and data to support its computational needs, its diagnostic product discovery and research efforts, and the Celera Genomics group’s and its collaborators’ therapeutic products discovery and research efforts, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect Celera Diagnostics’ business.

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

There has been substantial litigation regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostic industries. Celera Diagnostics may become a party to patent litigation or proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties. For example, Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits. In addition, interference proceedings may be necessary to establish which party was the first to make the invention sought to be patented. Also, Celera Diagnostics may become involved in patent litigation against third parties to enforce its patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to Celera Diagnostics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against Celera Diagnostics is resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party. Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all. Similarly, contractual disputes related to existing license rights under third party patents may affect Celera Diagnostics’ ability to develop, manufacture, and sell its products. For example, existing legal proceedings between Applera Corporation and Roche Molecular Systems, Inc., Hoffmann-LaRoche, Inc., Roche Probe, Inc., and F. Hoffmann-LaRoche, Ltd. may adversely affect the PCR patent rights that the Applied Biosystems group has contributed to Celera Diagnostics. The cases referred to in this paragraph are described in further detail in Part I, Item 3, of our 2004 Annual Report on Form 10-K, as updated by the information in Part II, Item 1 of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risk section of the management’s discussion and analysis included on page 38 of our 2004 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the first quarter of our 2005 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the first quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2004 Annual Report on Form 10-K. Set forth below is an update to that disclosure, including a description of previously-disclosed cases in which there have been recent material developments, as well as a description of a recently-initiated lawsuit.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described in our 2004 10-K as updated by the disclosures in this Item 1, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of our current legal actions. An adverse determination in the cases we are currently defending, particularly the claims against us described in our 2004 10-K as updated by the disclosures in this Item 1, could have a material adverse effect on us, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

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

Promega Corporation filed an action against us and some of our affiliates and Roche Molecular Systems, Inc. and Hoffmann-La Roche, Inc. in the U.S. District Court for the Eastern District of Virginia on April 10, 2000. The complaint asserts violations of the federal False Claims Act. On November 12, 2003, the court issued an order to have the complaint, which had previously been sealed, served on us and the other defendants. On February 9, 2004, we waived service of the complaint, which initiated our direct involvement in the case. The complaint alleges that we and Hoffmann-La Roche overcharged the U.S. government for thermal cyclers and PCR reagents. The overcharges are alleged to be the result of a licensing program based in part on U.S. Patent No. 4,889,818. Promega is asserting that U.S. Patent No. 4,889,818 was obtained fraudulently and that the licensing program run by us and Hoffmann-La Roche is the cause of the alleged overcharging. Promega is seeking monetary damages. Promega claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On June 29, 2004, the court granted our motion to dismiss for failure to state a claim upon which relief could be granted, but gave Promega the right to file an amended complaint. Promega filed an amended complaint on July 13, 2004, and we filed another motion to dismiss on August 6, 2004. The court granted our second motion and dismissed the case with prejudice on August 20, 2004. Promega has filed an appeal with the U.S. Court of Appeals for the Fourth Circuit.

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies sought monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies, Inc. On-Line Technologies filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims, and on October 13, 2004, the Appeals Court upheld dismissal of all claims except for the patent infringement claim, which will be decided by the District Court in subsequent proceedings.

Molecular Diagnostics Laboratories filed a class action complaint against us and Hoffmann-La Roche, Inc. in the U.S. District Court for the District of Columbia on September 23, 2004. The complaint alleges anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. This case is largely based on the same set of contentions underlying a claim filed against us by Promega Corporation in the U.S. District Court for the Eastern District of Virginia, which is described above. The Promega claim was dismissed in August 2004 for, among other reasons, failure to state a claim upon which relief could be granted.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the first quarter of fiscal 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1-July 31, 2004	—	$—	—	$ —
August 1-August 31, 2004	26,335	$19.51	—	$ —
September 1- September 30, 2004	4,086	$18.86	—	$ —

Total	30,421	$19.42	—	$ —

(1)	Consists of shares repurchased from employees in connection with the exercise of employee stock options and the payment of taxes relating to the vesting of restricted stock.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of fiscal 2005.

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the first quarter of fiscal 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1-July 31, 2004	—	$—	—	$ —
August 1-August 31, 2004	11,247	$10.79	—	$ —
September 1-September 30, 2004	180	$11.65	—	$ —

Total	11,427	$10.80	—	$ —

(1)	Consists of shares repurchased from employees in connection with the exercise of employee stock options and the payment of taxes relating to the vesting of restricted stock.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of fiscal 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.1	Applera Corporation 1999 Employee Stock Purchase Plan, as amended October 21, 2004 (incorporated by reference to Annex A to Schedule 14A, filed September 17, 2004, containing Applera’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).

10.2	Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex B to Schedule 14A, filed September 17, 2004, containing Applera’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).

10.3	Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex C to Schedule 14A, filed September 17, 2004, containing Applera’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).

10.4	Form of Director Stock Award Agreement pursuant to which restricted stock awards are granted to directors under the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 21, 2004, and filed on October 27, 2004 (Commission file number 1-4389)).

10.5	Form of Director Stock Award Agreement pursuant to which restricted stock awards are granted to directors under the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 21, 2004, and filed on October 27, 2004 (Commission file number 1-4389)).

10.6	Form of Director Stock Option Agreement pursuant to which stock options are granted to directors under the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 21, 2004, and filed on October 27, 2004 (Commission file number 1-4389)).

10.7	Form of Director Stock Option Agreement pursuant to which stock options are granted to directors under the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 21, 2004, and filed on October 27, 2004 (Commission file number 1-4389)).

10.8	Description of Applera Corporation Fiscal 2005 Incentive Compensation Program (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 21, 2004, and filed on October 27, 2004 (Commission file number 1-4389)).

13	Annual Report to Stockholders for the fiscal year ended June 30, 2004, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004 (Commission file number 1-4389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the first quarter of our 2005 fiscal year, we filed the following reports:

(1)	A Current Report on Form 8-K dated July 13, 2004, and filed July 14, 2004, to disclose under Item 9 thereof information regarding the implementation of a new organizational structure within the Applied Biosystems group;

(2)	A Current Report on Form 8-K dated and filed July 28, 2004, to disclose under Item 12 thereof our July 28, 2004, press releases setting forth the financial results of Applera and the Applied Biosystems group and the Celera Genomics group for the fourth quarter of our 2004 fiscal year and for our full 2004 fiscal year;

(3)	A Current Report on Form 8-K dated and filed August 5, 2004, to disclose under Item 11 thereof the termination of a previously-disclosed trading blackout period under Section 306 of the Sarbanes-Oxley Act of 2002 and Rule 104 of the Securities and Exchange Commission’s Regulation BTR; and

(4)	A Current Report on Form 8-K dated August 20, 2004, and filed August 23, 2004, to disclose (i) under Item 5.02 thereof the retirement of Michael W. Hunkapiller, Ph.D., Senior Vice President and President, Applied Biosystems Group, and the promotion of Catherine M. Burzik to the position left by Dr. Hunkapiller, and (ii) under Item 7.01 thereof our August 23, 2004, press release announcing such retirement and promotion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION

By:      /s/ Dennis L. Winger
             Dennis L. Winger
            Senior Vice President and
            Chief Financial Officer

By:      /s/ Ugo D. DeBlasi
            Ugo D. DeBlasi
            Vice President and Controller
             (Chief Accounting Officer)

Dated: November 9, 2004

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