Form 10-Q
period 2004-12-31
APPLERA CORP
filed 2005-02-07
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes         No

As of the close of business on February 2, 2005, there were 196,331,066 shares of Applera Corporation-Applied Biosystems Group Common Stock and 73,359,308 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

Back to Contents

APPLERA CORPORATION

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2004	2003	2004

Products	$385,964	$388,417	$698,608	$707,300
Services	45,776	52,049	88,360	98,584
Other	53,595	37,070	103,404	78,813

Total Net Revenues	485,335	477,536	890,372	884,697

Products	196,252	195,176	356,054	355,552
Services	22,142	23,304	44,129	45,185
Other	10,384	5,882	17,330	10,851

Total Cost of Sales	228,778	224,362	417,513	411,588

Gross Margin	256,557	253,174	472,859	473,109
Selling, general and administrative	125,181	125,099	234,205	242,488
Research, development and engineering	94,932	87,343	187,420	174,660
Amortization of intangible assets	725	725	1,450	1,450
Employee-related charges, asset impairments and other	(615)	5,154	(615)	15,373
Asset dispositions and litigation settlements		(29,672)		(38,172)

Operating Income	36,334	64,525	50,399	77,310
Gain on investments, net	6,486		7,031
Interest expense	(166)		(302)	(26)
Interest income	6,016	6,840	12,222	12,103
Other income (expense), net	1,942	1,034	956	3,167

Income before Income Taxes	50,612	72,399	70,306	92,554
Provision for income taxes	8,041	17,526	11,723	21,588

Net Income	$42,571	$54,873	$58,583	$70,966

Applied Biosystems Group (see Note 2)
Net Income per Share
Basic	$0.25	$0.38	$0.41	$0.57
Diluted	$0.25	$0.37	$0.41	$0.56

Dividends Declared per Share	$0.0425	$0.0425	$0.0850	$0.0850

Celera Genomics Group (see Note 2)
Net Loss per Share
Basic and diluted	$(0.19)	$(0.27)	$(0.41)	$(0.54)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Contents

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in thousands)

	At June 30, 2004	At December 31, 2004

		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$561,935	$755,345
Short-term investments	688,806	574,067
Accounts receivable, net	392,170	389,802
Inventories, net	140,796	148,721
Prepaid expenses and other current assets	139,701	168,708

Total current assets	1,923,408	2,036,643
Property, plant and equipment, net	446,027	421,223
Other long-term assets	603,416	617,412

Total Assets	$2,972,851	$3,075,278

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6,081	$—
Accounts payable	147,995	166,242
Accrued salaries and wages	89,704	70,073
Accrued taxes on income	80,599	66,999
Other accrued expenses	272,389	280,405

Total current liabilities	596,768	583,719
Other long-term liabilities	195,034	201,020

Total Liabilities	791,802	784,739

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,130	2,130
Applera Corporation–Celera Genomics Group	731	734
Capital in excess of par value	2,111,805	2,118,041
Retained earnings	441,069	492,817
Accumulated other comprehensive gain (loss)	(15,683)	23,280
Treasury stock, at cost	(359,003)	(346,463)

Total Stockholders’ Equity	2,181,049	2,290,539

Total Liabilities and Stockholders’ Equity	$2,972,851	$3,075,278

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Contents

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six months ended December 31,

	2003	2004

Operating Activities of Continuing Operations
Net income	$58,583	$70,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,741	52,510
Asset impairments		4,225
Provisions for employee-related charges and other	(615)	7,214
Long-term compensation programs	2,079	2,302
Gain from investments and sale of assets, net	(6,965)	(29,672)
Deferred income taxes	(19,645)	(5,739)
Loss from equity method investees	758
Changes in operating assets and liabilities:
Accounts receivable	72,786	23,955
Inventories	(14,518)	(7,597)
Prepaid expenses and other assets	5,792	(6,261)
Accounts payable and other liabilities	(81,697)	(50,153)

Net Cash Provided by Operating Activities of Continuing Operations	82,299	61,750

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(32,783)	(19,330)
Proceeds from maturities of available-for-sale investments	1,240,728	1,329,964
Proceeds from sales of available-for-sale investments	346,509	200,246
Purchases of available-for-sale investments	(1,493,166)	(1,416,094)
Acquisitions and other investments, net	(288)	(231)
Proceeds from the sale of assets, net	1,907	7,079

Net Cash Provided by Investing Activities of Continuing Operations	62,907	101,634

Net Cash Provided (Used) by Operating Activities of Discontinued Operations	(79)	513

Financing Activities
Principal payments on debt		(6,000)
Dividends	(26,504)	(8,321)
Purchases of common stock for treasury	(83,962)
Proceeds from stock issued for stock plans	13,156	12,804

Net Cash Used by Financing Activities	(97,310)	(1,517)

Effect of Exchange Rate Changes on Cash	17,465	31,030

Net Change in Cash and Cash Equivalents	65,282	193,410
Cash and Cash Equivalents Beginning of Period	654,283	561,935

Cash and Cash Equivalents End of Period	$719,565	$755,345

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Condensed Consolidated Financial Statements

Basis of Presentation
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

Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”). SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (often the vesting period). This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The provisions of SFAS No. 123R are effective for our 2006 fiscal year beginning July 1, 2005. We will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans until the effective date of SFAS No. 123R. Please see Note 2 to our condensed consolidated financial statements in this report and Note 1 to our consolidated financial statements in our 2004 Annual Report to Stockholders for the pro forma impact to net income and earnings per share under SFAS No. 123’s fair value method of accounting for employee stock plans. Subsequent to the end of our second quarter of fiscal 2005, on January 20, 2005, our board of directors accelerated the vesting of substantially all unvested stock options previously awarded to employees, officers, and directors in light of the new accounting requirements of SFAS No. 123R. Options based on performance and options held by employees in certain foreign countries are not subject to the acceleration. Our board of directors took the action based on its belief that it is in the best interest of shareholders as it will reduce our reported compensation expense in future periods. The impact of this acceleration, which is approximately $1.7 million for the Applied Biosystems group and approximately $1.1 million for the Celera Genomics group, and pro forma impacts will be reflected in our third quarter of fiscal 2005. Currently, we are evaluating our stock-based compensation plans and the provisions of SFAS No. 123R and have not yet determined the method of adoption or the resulting impact of adoption of the statement on our consolidated financial statements.

FASB Staff Position ("FSP” ) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” ("FSP 109-2” ), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act” ) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The Jobs Act provides for a one-time 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The maximum amount of our foreign earnings that qualify for this one-time deduction is $500 million. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. The tax on repatriated earnings will be impacted by foreign tax credits on the taxable portion of the repatriation and additional tax expense resulting from the required base period dividend needed before receiving the 85% deduction on the incremental $500 million repatriation. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. For us, the period during which the qualifying distributions can be made is the remainder of fiscal 2005 or all of fiscal 2006.

Note 2 – Earnings (Loss) per Share and Stock-Based Compensation

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended December 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2003	2004	2003	2004

Net income (loss)	$52.4	$72.7	$(13.6)	$(19.4)
Allocated interperiod taxes		1.6

Total net income (loss) allocated	52.4	74.3	(13.6)	(19.4)
Less dividends declared on common stock	8.7	8.4

Undistributed earnings (loss)	$43.7	$65.9	$(13.6)	$(19.4)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.21	0.34	(0.19)	(0.27)

Total basic earnings (loss) per share	$0.25	$0.38	$(0.19)	$(0.27)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.21	0.33	(0.19)	(0.27)

Total diluted earnings (loss) per share	$0.25	$0.37	$(0.19)	$(0.27)

Weighted average number of common shares
Basic	206.9	195.9	72.4	73.2
Common stock equivalents	4.7	2.4

Diluted	211.6	198.3	72.4	73.2

(1) Amounts represent actual dividend per share distributed.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six months ended December 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2003	2004	2003	2004

Net income (loss)	$85.8	$109.8	$(29.8)	$(39.8)
Allocated interperiod taxes		1.0

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2003	2004	2003	2004

Total net income (loss) allocated	85.8	110.8	(29.8)	(39.8)
Less dividends declared on common stock	17.6	16.7

Undistributed earnings (loss)	$68.2	$94.1	$(29.8)	$(39.8)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.09	$0.09	$—	$—
Basic undistributed earnings (loss) per share	0.32	0.48	(0.41)	(0.54)

Total basic earnings (loss) per share	$0.41	$0.57	$(0.41)	$(0.54)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$0.09	$0.09	$—	$—
Diluted undistributed earnings (loss) per share	0.32	0.47	(0.41)	(0.54)

Total diluted earnings (loss) per share	$0.41	$0.56	$(0.41)	$(0.54)

Weighted average number of common shares
Basic	207.6	195.7	72.3	73.1
Common stock equivalents	4.0	2.6

Diluted	211.6	198.3	72.3	73.1

(1) Amounts represent actual dividend per share distributed.

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three and six months ended December 31:

(Shares in millions)	2003	2004

Applera Corporation-Applied Biosystems Group Common Stock	17.3	24.7
Applera-Celera Genomics stock	12.0	11.7

The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share as if we had applied the fair value method of accounting for employee stock plans as required by SFAS No. 123.

The earnings (loss) per share and pro forma effects on results for the three months ended December 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2003	2004

Net income, as reported		$42.6	$54.9
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	0.6	0.7
Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax	34.9	16.1

Pro forma net income		$8.3	$39.5

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

		Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)		2003	2004	2003	2004

Total net income (loss) allocated, as calculated above		$52.4	$74.3	$(13.6)	$(19.4)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of tax	0.4	0.5	0.2	0.2
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	28.4	13.4	6.5	2.7

	Pro forma net income (loss)	$24.4	$61.4	$(19.9)	$(21.9)

Earnings (loss) per share
	Basic – as reported	$0.25	$0.38	$(0.19)	$(0.27)
	Basic – pro forma	$0.12	$0.31	$(0.27)	$(0.30)
	Diluted – as reported	$0.25	$0.37	$(0.19)	$(0.27)
	Diluted – pro forma	$0.12	$0.31	$(0.27)	$(0.30)

The earnings (loss) per share and pro forma effects on results for the six months ended December 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2003	2004

Net income, as reported		$58.6	$71.0
Add:	Stock-based employee compensation expense included in reported net income, net of tax	1.2	1.4
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	71.0	35.2

Pro forma net income (loss)		$(11.2)	$37.2

		Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)		2003	2004	2003	2004

Total net income (loss) allocated, as calculated above		$85.8	$110.8	$(29.8)	$(39.8)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of tax	0.8	0.9	0.4	0.5
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of tax	57.8	29.0	13.2	6.2

Pro forma net income (loss)		$28.8	$82.7	$(42.6)	$(45.5)

Earnings (loss) per share
	Basic – as reported	$0.41	$0.57	$(0.41)	$(0.54)
	Basic – pro forma	$0.14	$0.42	$(0.59)	$(0.62)
	Diluted – as reported	$0.41	$0.56	$(0.41)	$(0.54)
	Diluted – pro forma	$0.14	$0.42	$(0.59)	$(0.62)

In determining the pro forma impact for employee stock plans under SFAS No. 123, we estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Three months ended December 31,		Six months ended December 31,

	2003	2004	2003	2004

Applied Biosystems Group
Dividend yield	0.8%	0.8%	0.8%	0.8%
Volatility	71%	70%	71%	70%
Risk-free interest rate	3.3%	3.4%	3.2%	3.4%
Expected option life in years	5	5	5	5

Celera Genomics Group
Volatility	86%	51%	90%	54%
Risk-free interest rate	3.3%	3.4%	3.3%	3.4%
Expected option life in years	4	4	4	4

Note 3 – Items Impacting Comparability

The following table summarizes significant charges and income for the three and six months ended December 31:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Severance and benefit costs	$0.6	$(2.9)	$0.6	$(11.3)
Excess lease space		(2.3)		(3.8)
Asset impairments				(0.2)

Total employee-related charges, asset impairments, and other	$0.6	$(5.2)	$0.6	$(15.3)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$—	$(1.7)
Asset dispositions and litigation settlement		29.7		38.2
Investment gains	6.4		7.5

Employee-Related Charges, Asset Impairments, and Other

Applied Biosystems group
Fiscal 2005
During the first six months of fiscal 2005, the Applied Biosystems group recorded pre-tax charges of $12.5 million in employee-related charges, asset impairments and other, of which $10.2 million was for employee terminations and $2.3 million related to the cost of excess lease space at a facility in Massachusetts. The charge for the excess lease space represents the estimated cost of excess facility space less estimated future sublease income for a lease that extends through fiscal 2011.

The severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.

As of December 31, 2004, the majority of the employees affected by the staff reductions had been terminated. Through December 31, 2004, we made cash payments of $6.9 million related to a first quarter termination charge and $1.1 million related to a second quarter termination charge. The cash expenditures were funded by cash provided by operating activities. The remaining cash expenditures of $2.2 million are expected to be completed during fiscal 2005.

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Fiscal 2004
During the second quarter of fiscal 2004, the Applied Biosystems group recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with an organization-wide cost reduction program, the initial charge for which was recorded in fiscal 2003.

Other
During the first six months of fiscal 2005, the Applied Biosystems group made cash payments of $2.0 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2005. The majority of the remaining cash payments of less than $1 million related to these charges are expected to be completed in fiscal 2005.

Celera Genomics group
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

The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write-off related fixed assets.

As of December 31, 2004, the majority of the affected Paracel employees had been terminated and we had made $0.7 million of cash payments related to these terminations. The cash expenditures were funded by available cash. The remaining cash expenditures related to the employee terminations of $0.4 million are expected to be completed by the end of calendar 2005.

Other Events Impacting Comparability

Asset dispositions and litigation settlement
During the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the existing joint venture in life science mass spectrometry with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets. The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in October 2007, 2008, and 2009.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim and breach of contract claim.

Investments
The Applied Biosystems group recorded pre-tax gains of $6.4 million in the second quarter of fiscal 2004 and $7.5 million in the first six months of fiscal 2004 related primarily to the sales of minority equity investments. These investment sales resulted from management’s decision to liquidate non-strategic investments.

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 4 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) was as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Net income	$42.6	$54.9	$58.6	$71.0
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	2.3	(1.6)	3.4	(1.4)
Net unrealized gains on investments reclassified into earnings	(4.2)		(5.7)
Net unrealized losses on hedge contracts	(15.0)	(17.2)	(24.3)	(19.9)
Net unrealized losses on hedge contracts reclassified into earnings	9.6	5.7	12.3	7.7
Foreign currency translation adjustments	35.7	47.4	40.7	52.6

Total other comprehensive gain	28.4	34.3	26.4	39.0

Total comprehensive gain	$71.0	$89.2	$85.0	$110.0

Note 5 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2004	December 31, 2004

Raw materials and supplies	$52.6	$51.8
Work-in-process	7.4	7.2
Finished products	80.8	89.7

Total inventories, net	$140.8	$148.7

Note 6 – Assets Held for Sale

In fiscal 2004, the Celera Genomics group decided to pursue the sale of its Rockville, Maryland facility. As a result of this decision, in the fourth quarter of fiscal 2004, we reclassified $40.3 million of property, plant and equipment into assets held for sale within prepaid expenses and other current assets. The sale of this facility is expected to occur during fiscal 2005.

Note 7 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

		June 30, 2004		December 31, 2004

(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	8.0	$25.5	$18.8	$25.5	$19.8
Acquired technology	6.4	60.1	35.5	60.1	39.1
Favorable operating leases	4.0	11.6	7.6	11.6	9.1

Total		$97.2	$61.9	$97.2	$68.0

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Aggregate amortization expense was as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Applied Biosystems group	$2.5	$1.8	$5.1	$3.5
Celera Genomics group	0.7	0.7	1.5	1.5
Celera Diagnostics	0.5	0.6	1.0	1.1

Consolidated	$3.7	$3.1	$7.6	$6.1

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets, and Celera Diagnostics records amortization expense in cost of sales.

At December 31, 2004, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

2005	$6.9	$2.9	$2.2	$12.0
2006	6.5	1.1	2.2	9.8
2007	5.3		2.0	7.3
2008	2.6		0.4	3.0
2009	1.6			1.6

The carrying amount of goodwill at June 30, 2004, and December 31, 2004, was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

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

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activities for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2003	2004

Dividends declared but not paid	$—	$8.4
Issuances of restricted stock	$6.6	$0.4

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 10 – Guarantees

Leases
The Applied Biosystems group provides lease-financing options to its customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions upon the completion of installation/acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2004, the financing companies’ outstanding balance of lease receivables with recourse to us was $7.6 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $54 million at December 31, 2004, is not expected to have a material adverse effect on our consolidated financial position.

Indemnifications
In the normal course of business, we enter into some agreements under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, we provide indemnity protection to third parties for claims arising from undisclosed liabilities, product liability, environmental obligations, representations and warranties, and other claims relating to past performance. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement. Historically, payments made related to these indemnifications have not been material to our consolidated financial position.

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

The following table provides an analysis of the warranty reserve for the six months ended December 31:

(Dollar amount in millions)	2003	2004

Balance at June 30	$15.1	$15.9
Accruals for warranties	14.2	10.0
Usage of reserve	(13.8)	(11.2)

Balance at December 31	$15.5	$14.7

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and six months ended December 31 were as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Pension
Service cost	$2.6	$0.6	$5.4	$1.2
Interest cost	9.1	9.9	18.0	19.9
Expected return on plan assets	(9.3)	(10.4)	(18.8)	(20.9)
Amortization of prior service cost				(0.1)
Amortization of losses	1.0	0.9	2.0	1.8

Net periodic expense	$3.4	$1.0	$6.6	$1.9

Postretirement Benefit
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	1.2	1.0	2.4	2.0
Amortization of losses		(0.1)	0.1	(0.3)

Net periodic expense	$1.3	$0.9	$2.7	$1.8

The accrual of future service benefits for all participants in our U.S. pension plan was terminated as of June 30, 2004.

We contributed, on behalf of the Applied Biosystems group, $0.4 million to our pension plans during the six months ended December 31, 2004 and we expect to fund approximately an additional $0.4 million during the remainder of fiscal 2005. We contributed approximately $4 million to the postretirement plan during the six months ended December 31, 2004 and we expect to fund approximately an additional $3 million during the remainder of fiscal 2005.

Note 12 – Contingencies

Litigation
We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We believe that we have meritorious defenses against the claims currently asserted against us and intend to defend them vigorously. The following is a description of some claims we are currently defending, including some counterclaims brought against us in response to claims filed by us against third parties.

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

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998 in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters commenced in March 2004. The court elected to hold the trial in two phases: a patent phase and an antitrust phase. In the patent phase, which has concluded, the jury found that MJ Research infringed U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). The jury found the infringement of the ‘195, ‘202, ‘188 and ‘493 patents to be willful. In addition to direct infringement by MJ Research of the ‘610 and ‘675 patents, the jury found that MJ Research induced its customers to infringe all of the patents and contributed to infringement by its customers of the ‘610 and ‘675 patents. In April 2004, the jury awarded damages to us and Roche Molecular Systems, also a party to the litigation, in the amount of $19.8 million. We are seeking, with Roche Molecular Systems, an enhancement of damages, including legal fees, since several infringements were found to be willful. Additionally, we are seeking an injunction against MJ Research. Subsequent to the patent phase of the trial, on December 22, 2004, the court granted summary judgments in our favor with regard to MJ Research’s patent misuse and federal antitrust claims. MJ Research has filed a motion with the Court seeking reconsideration of one of the Court’s patent misuse rulings. The court has informed the parties that it will decide the remaining issues without any further trial proceedings.

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

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

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

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies sought monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies. On-Line Technologies filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims, and on October 13, 2004, the Court of Appeals upheld dismissal of all claims except for the patent infringement claim, which will be decided by the District Court in subsequent proceedings.

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics. On March 1, 2004, the Superior Court denied Roche’s motion to compel arbitration, but Roche successfully appealed that decision. Accordingly, on January 7, 2005, the Superior Court issued an order staying the proceedings in that court pending the completion of the arbitration proceedings.

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

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

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

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that defendants’ activities involving instruments for real time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. On December 27, 2004, Stratagene answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed by Stratagene. Stratagene seeks dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed by Stratagene, costs and expenses, and other relief as the court deems proper.

Thermo Finnigan LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware on December 8, 2004. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses and other relief as the court deems proper.

We have not accrued for any potential losses in the cases described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these cases. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of the cases described above or in our other legal actions. An adverse determination in some of our current legal actions, particularly the cases described above, could have a material adverse effect on us and our consolidated financial statements.

Note 13 – Segment and Consolidating Information

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

In April 2002, the Celera Genomics Group and the Applied Biosystems group entered into a ten-year marketing and distribution agreement pursuant to which the Applied Biosystems group became the exclusive distributor of the CDS online platform operated by the Celera Genomics group and related human genetic and other biological and medical information. As a result of this arrangement, the Applied Biosystems group integrated CDS and other genomic and biological information into its product offerings. In exchange for the rights it acquired under the marketing and distribution agreement, the Applied Biosystems group agreed to pay royalties to the Celera Genomics group based on revenues generated by sales of some products of the Applied Biosystems group from July 1, 2002, when exclusivity commenced under the agreement, through the end of fiscal 2012. The royalty rate, as originally approved by our board of directors, was progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate became a fixed percentage of sales starting in fiscal 2009, and the rate declined each succeeding fiscal year through fiscal 2012. For fiscal 2005, the royalty rate is expected to be 3%. The products subject to the royalties generally include some reagents, referred to as “probes” and “primers,” and arrays developed with reference to the genomic and biological

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

information accessed by the Applied Biosystems group under the agreement, and new database subscriptions sold by the Applied Biosystems group. As a result, current products that generate royalties include the Applied Biosystems group’s TaqMan® assays, SNPlex™ Genotyping System, VariantSEQr™ Resequencing System, arrays used with the Expression Array System, and TaqMan Low Density Arrays.

To date, the Applied Biosystems group’s experience with the development and commercialization of products covered by the agreement has varied from the original assumptions on which the terms and conditions of the agreement were established. Accordingly, based upon review by our board of directors of past performance, current business conditions, and future expectations with respect to the agreement, as compared to original expectations, the board approved the following amendments to the agreement, effective February 4, 2005. The board took this action consistent with its authority under the agreement and its responsibility to monitor the performance of the groups thereunder.

•	The term of the agreement was extended from ten to 15 years, so that the term now runs through the end of our 2017 fiscal year.

•	The royalty rate was modified such that (i) for prior fiscal years and the current fiscal year, the rate that applied and that will be applied will be as described above, but (ii) beginning in our 2006 fiscal year, the royalty rate will be fixed at 4% through the remaining term of the agreement.

Because of uncertainty regarding sales of royalty-bearing products over the term of the agreement, we are unable to predict the financial impact of the amended agreement on either group.

Pursuant to the marketing and distribution agreement, the Celera Genomics group has been and will continue to be responsible for the performance of its obligations under all contracts relating to its information products and services either existing on June 30, 2002 (including certain renewals, if any, of these contracts) and is entitled to receive all revenues and other benefits under, and is responsible for all costs and expenses associated with, such contracts. Assuming the Celera Genomics group continues to perform under its existing contracts, the Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts during the four fiscal years ending with fiscal year 2006 below $62.5 million, if the shortfall is due to the actions of the Applied Biosystems group including changes in marketing strategy for CDS. However, this commitment is also subject to the Celera Genomics group otherwise continuing to perform under these contracts, and does not protect the Celera Genomics group from lost revenue due to other circumstances such as customer bankruptcy or default.

See Note 15 to our consolidated financial statements included in our 2004 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

The following table summarizes revenues earned between segments:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Applied Biosystems Group
Sales to the Celera Genomics group (1)	$0.6	$0.7	$0.9	$1.3
Sales to Celera Diagnostics (1)	2.1	0.5	4.7	1.3

Celera Genomics Group
Royalties from the Applied Biosystems group (2)	$0.6	$0.8	$1.2	$1.4

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(1)	The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group and Celera Diagnostics.

(2)	The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System TM (“CDS”) and some other genomic and biological information under a marketing and distribution agreement.

The following table summarizes additional related party transactions between segments:

	Six months ended December 31,

(Dollar amounts in millions)	2003	2004

Applied Biosystems Group
Nonreimbursable utilization of tax benefits (1)	$11.5	$23.1
Payments for reimbursable utilization of tax benefits (2)	9.4	8.1
Funding of Celera Diagnostics (3)	5.5	5.0

Celera Genomics Group
Funding of Celera Diagnostics (4)	$23.2	$18.6

(1)	The Applied Biosystems group used, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

(2)	The Applied Biosystems group paid the Celera Genomics group for the use of existing tax benefits acquired by the Celera Genomics group in business combinations and other tax benefits, including those associated with Celera Diagnostics in accordance with our tax allocation policy.

(3)	The Applied Biosystems group recorded its share of capital expenditures and working capital funding for Celera Diagnostics.

(4)	The Celera Genomics group recorded its share of funding of cash operating losses, capital expenditures and working capital for Celera Diagnostics.

For the three and six month periods ended December 31, 2003 and 2004, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$386,679	$216	$1,522	$—	$388,417
Services	50,210	461	1,378		52,049
Other	25,292	6,792	4,986		37,070

Net revenues from external customers	462,181	7,469	7,886	—	477,536
Intersegment revenues	1,257	751		(2,008)

Total Net Revenues	463,438	8,220	7,886	(2,008)	477,536
Products	193,999	129	1,520	(472)	195,176
Services	22,715	700		(111)	23,304
Other	3,582	381	2,821	(902)	5,882

Cost of Sales	220,296	1,210	4,341	(1,485)	224,362

Gross Margin	243,142	7,010	3,545	(523)	253,174
Selling, general and administrative	105,845	3,596	2,509	13,149	125,099
Corporate allocated expenses	10,852	1,595	702	(13,149)
Research, development and engineering	53,636	25,705	8,569	(567)	87,343
Amortization of intangible assets		725			725
Employee-related charges, asset impairments, and other	5,154				5,154
Asset dispositions and litigation settlements	(29,672)				(29,672)

Operating Income (Loss)	97,327	(24,611)	(8,235)	44	64,525
Interest income, net	3,504	3,336			6,840
Other income (expense), net	1,439	(405)			1,034
Loss from joint venture		(8,235)		8,235

Income (Loss) before Income Taxes	102,270	(29,915)	(8,235)	8,279	72,399
Provision (benefit) for income taxes	29,599	(10,471)		(1,602)	17,526

Net Income (Loss)	$72,671	$(19,444)	$(8,235)	$9,881	$54,873

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$703,756	$937	$2,607	$—	$707,300
Services	95,753	1,003	1,828		98,584
Other	51,650	14,537	12,626		78,813

Net revenues from external customers	851,159	16,477	17,061	—	884,697
Intersegment revenues	2,592	1,389		(3,981)

Total Net Revenues	853,751	17,866	17,061	(3,981)	884,697
Products	351,630	2,283	2,530	(891)	355,552
Services	44,617	775		(207)	45,185
Other	6,777	762	4,888	(1,576)	10,851

Cost of Sales	403,024	3,820	7,418	(2,674)	411,588

Gross Margin	450,727	14,046	9,643	(1,307)	473,109
Selling, general and administrative	205,105	7,563	4,798	25,022	242,488
Corporate allocated expenses	20,562	3,089	1,371	(25,022)
Research, development and engineering	104,779	50,127	21,001	(1,247)	174,660
Amortization of intangible assets		1,450			1,450
Employee-related charges, asset impairments, and other	12,527	2,846			15,373
Asset dispositions and litigation settlements	(38,172)				(38,172)

Operating Income (Loss)	145,926	(51,029)	(17,527)	(60)	77,310
Interest income, net	5,880	6,197			12,077
Other income (expense), net	2,021	1,146			3,167
Loss from joint venture		(17,527)		17,527

Income (Loss) before Income Taxes	153,827	(61,213)	(17,527)	17,467	92,554
Provision (benefit) for income taxes	44,056	(21,425)		(1,043)	21,588

Net Income (Loss)	$109,771	$(39,788)	$(17,527)	$18,510	$70,966

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$655,059	$100,286	$—	$—	$755,345
Short-term investments		574,067			574,067
Accounts receivable, net	376,904	2,646	11,179	(927)	389,802
Inventories, net	140,484	271	7,966		148,721
Prepaid expenses and other current assets	116,348	47,011	9,081	(3,732)	168,708

Total current assets	1,288,795	724,281	28,226	(4,659)	2,036,643
Property, plant and equipment, net	382,242	32,316	7,077	(412)	421,223
Other long-term assets	464,006	175,683	5,756	(28,033)	617,412

Total Assets	$2,135,043	$932,280	$41,059	$(33,104)	$3,075,278

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$160,048	$7,015	$3,291	$(4,112)	$166,242
Accrued salaries and wages	57,879	8,712	3,482		70,073
Accrued taxes on income	52,181	14,818			66,999
Other accrued expenses	260,267	16,103	4,715	(680)	280,405

Total current liabilities	530,375	46,648	11,488	(4,792)	583,719
Other long-term liabilities	193,274	7,532	214		201,020

Total Liabilities	723,649	54,180	11,702	(4,792)	784,739
Total Stockholders’ Equity	1,411,394	878,100	29,357	(28,312)	2,290,539

Total Liabilities and Stockholders’ Equity	$2,135,043	$932,280	$41,059	$(33,104)	$3,075,278

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$109,771	$(39,788)	$(17,527)	$18,510	$70,966
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	42,862	5,823	3,912	(87)	52,510
Asset impairments	2,315	1,910			4,225
Provisions for employee-related charges and other	4,576	2,638			7,214
Long-term compensation programs	1,546	756			2,302
Gain from sale of assets	(29,672)				(29,672)
Deferred income taxes	(12,955)	8,578		(1,362)	(5,739)
Loss from joint venture		17,527		(17,527)
Nonreimbursable utilization of intergroup tax benefits	23,080	(23,080)
Changes in operating assets and liabilities:
Accounts receivable	27,660	1,436	(4,475)	(666)	23,955
Inventories	(9,111)	(50)	1,564		(7,597)
Prepaid expenses and other assets	(1,538)	711	(4,491)	(943)	(6,261)
Accounts payable and other liabilities	(27,418)	(22,649)	(1,881)	1,795	(50,153)

Net Cash Provided (Used) by Operating Activities	131,116	(46,188)	(22,898)	(280)	61,750

Investing Activities
Additions to property, plant and equipment, net	(15,980)	(2,963)	(666)	279	(19,330)
Proceeds from maturities of available-for-sale investments		1,329,964			1,329,964
Proceeds from sales of available-for-sale investments		200,246			200,246
Purchases of available-for-sale investments		(1,416,094)			(1,416,094)
Acquisitions and investments in joint venture and other, net	(5,206)	(18,590)		23,565	(231)
Proceeds from the sale of assets, net	7,079				7,079

Net Cash Provided (Used) by Investing Activities	(14,107)	92,563	(666)	23,844	101,634

Net Cash Provided by Operating Activities of Discontinued Operations	513				513

Financing Activities
Principal payments on debt		(6,000)			(6,000)
Dividends	(8,321)				(8,321)
Net cash funding from groups			23,564	(23,564)
Proceeds from stock issued for stock plans	9,881	2,923			12,804

Net Cash Provided (Used) by Financing Activities	1,560	(3,077)	23,564	(23,564)	(1,517)

Effect of Exchange Rate Changes on Cash	31,030				31,030

Net Change in Cash and Cash Equivalents	150,112	43,298	—	—	193,410
Cash and Cash Equivalents Beginning of Period	504,947	56,988			561,935

Cash and Cash Equivalents End of Period	$655,059	$100,286	$—	$—	$755,345

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Consolidating Statement of Operations for the Three Months Ended December 31, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$382,030	$1,136	$2,798	$—	$385,964
Services	44,566	1,210			45,776
Other	29,118	16,242	8,235		53,595

Net revenues from external customers	455,714	18,588	11,033	—	485,335
Intersegment revenues	2,689	630	15	(3,334)

Total Net Revenues	458,403	19,218	11,048	(3,334)	485,335
Products	193,954	768	2,483	(953)	196,252
Services	22,278	58		(194)	22,142
Other	4,256	2,854	3,845	(571)	10,384

Cost of sales	220,488	3,680	6,328	(1,718)	228,778

Gross Margin	237,915	15,538	4,720	(1,616)	256,557
Selling, general and administrative	104,358	5,709	2,809	12,305	125,181
Corporate allocated expenses	10,164	1,508	633	(12,305)
Research, development and engineering	60,726	25,229	10,627	(1,650)	94,932
Amortization of intangible assets		725			725
Employee-related charges, asset impairments, and other	(615)				(615)

Operating Income (Loss)	63,282	(17,633)	(9,349)	34	36,334
Gain on investments, net	6,351	135			6,486
Interest income, net	3,213	2,637			5,850
Other income (expense), net	(44)	1,986			1,942
Loss from joint venture		(9,349)		9,349

Income (Loss) before Income Taxes	72,802	(22,224)	(9,349)	9,383	50,612
Provision (benefit) for income taxes	20,385	(8,668)		(3,676)	8,041

Net Income (Loss)	$52,417	$(13,556)	$(9,349)	$13,059	$42,571

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$691,281	$2,214	$5,113	$—	$698,608
Services	86,125	2,235			88,360
Other	58,031	30,945	14,428		103,404

Net revenues from external customers	835,437	35,394	19,541	—	890,372
Intersegment revenues	5,637	1,181	28	(6,846)

Total Net Revenues	841,074	36,575	19,569	(6,846)	890,372
Products	353,305	1,321	3,774	(2,346)	356,054
Services	44,418	150		(439)	44,129
Other	7,312	4,931	6,209	(1,122)	17,330

Total Cost of Sales	405,035	6,402	9,983	(3,907)	417,513

Gross Margin	436,039	30,173	9,586	(2,939)	472,859
Selling, general and administrative	191,298	12,458	6,653	23,796	234,205
Corporate allocated expenses	19,522	2,985	1,289	(23,796)
Research, development and engineering	120,399	46,979	23,049	(3,007)	187,420
Amortization of intangible assets		1,450			1,450
Employee-related charges, asset impairments, and other	(615)				(615)

Operating Income (Loss)	105,435	(33,699)	(21,405)	68	50,399
Gain (loss) on investments, net	7,539	(508)			7,031
Interest income, net	6,146	5,774			11,920
Other income (expense), net	40	916			956
Loss from joint venture		(21,405)		21,405

Income (Loss) before Income Taxes	119,160	(48,922)	(21,405)	21,473	70,306
Provision (benefit) for income taxes	33,365	(19,080)		(2,562)	11,723

Net Income (Loss)	$85,795	$(29,842)	$(21,405)	$24,035	$58,583

Back to Contents

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

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2003

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$85,795	$(29,842)	$(21,405)	$24,035	$58,583
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	49,981	12,152	3,674	(66)	65,741
Provisions for office closures and severance costs	(615)				(615)
Long-term compensation programs	1,584	495			2,079
(Gain) loss from investments and sale of assets, net	(7,715)	750			(6,965)
Deferred income taxes	(17,143)	156		(2,658)	(19,645)
Loss from joint venture and equity method investees		22,163		(21,405)	758
Nonreimbursable utilization of intergroup tax benefits	11,467	(11,467)
Changes in operating assets and liabilities:
Accounts receivable	69,760	6,629	(1,930)	(1,673)	72,786
Inventories	(11,914)	194	(2,796)	(2)	(14,518)
Prepaid expenses and other assets	6,651	(468)	(1,187)	796	5,792
Accounts payable and other liabilities	(52,466)	(25,821)	(4,383)	973	(81,697)

Net Cash Provided (Used) by Operating Activities	135,385	(25,059)	(28,027)	—	82,299

Investing Activities
Additions to property, plant and equipment, net	(30,001)	(2,323)	(690)	231	(32,783)
Proceeds from maturities of available-for-sale investments		1,240,728			1,240,728
Proceeds from sales of available-for-sale investments	18,781	327,728			346,509
Purchases of available-for-sale investments		(1,493,166)			(1,493,166)
Investments in joint venture and other, net	(5,781)	(23,224)		28,717	(288)
Proceeds from the sale of assets, net	2,135	3		(231)	1,907

Net Cash Provided (Used) by Investing Activities	(14,866)	49,746	(690)	28,717	62,907

Net Cash Used by Operating Activities of Discontinued Operations	(79)				(79)

Financing Activities
Dividends	(26,504)				(26,504)
Net cash funding from groups			28,717	(28,717)
Purchases of common stock for treasury	(83,962)				(83,962)
Proceeds from stock issued for stock plans	10,470	2,686			13,156

Net Cash Provided (Used) by Financing Activities	(99,996)	2,686	28,717	(28,717)	(97,310)

Effect of Exchange Rate Changes on Cash	17,465				17,465

Net Change in Cash and Cash Equivalents	37,909	27,373	—	—	65,282
Cash and Cash Equivalents Beginning of Period	601,666	52,617			654,283

Cash and Cash Equivalents End of Period	$639,575	$79,990	$—	$—	$719,565

Back to Contents

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

Back to Contents

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

Business Highlights:

Applied Biosystems Group

•	In September 2004, the Applied Biosystems group and MDS Inc. announced the signing of a definitive agreement to expand the scope of their joint venture in life science mass spectrometry. Under the terms of the agreement, the Applied Biosystems group sold certain Applied Biosystems MALDI Time-of-Flight (TOF) assets to MDS. This transaction was completed in October 2004. Subsequent to the sale, MDS and the Applied Biosystems group each contributed some of the MALDI TOF assets to Applied Biosystems/MDS Sciex Instruments, a 50/50 joint venture of the Applied Biosystems group and the MDS Sciex division.

•	In October 2004, the Applied Biosystems group announced the introductions of the Applied Biosystems 7900HT Fast Real-Time PCR System and the Applied Biosystems 9800 Fast PCR System. Both systems are designed to reduce the time to results and increase productivity for performing polymerase chain reaction (PCR). In January 2005, the Applied Biosystems group announced the introduction of the Applied Biosystems 7500 Fast Real-Time PCR System and an optional upgrade kit for the original 7500 Real-Time PCR System to the Fast configuration.

•	Also in October 2004, the Applied Biosystems group announced the introduction of a new line of Genetic Analyzers for low- to medium-throughput laboratories. The Applied Biosystems 3130 Series Genetic Analyzers, which replace the ABI PRISM® 3100 and 3100-Avant Genetic Analyzers, are designed to deliver enhanced automation, faster turnaround times, higher reliability, and higher data quality than previous generation technologies.

•	In November 2004, the Applied Biosystems group announced that the U.S. Patent & Trademark Office granted Applera a fundamental patent pertaining to real-time PCR instrumentation.

•	In December 2004, the Applied Biosystems group announced that the European Patent Office revoked Applera’s European Patent covering real-time PCR thermal cycler technology. The Applied Biosystems group is seeking to have the patent reinstated through the appeal process. A German Court has suspended the previously granted injunctions pending the outcome of this appeal.

•	In December 2004, the Applied Biosystems group announced the introduction of a new forensic identification kit for the specific detection of male DNA. The AmpFLSTR®Yfiler™ PCR Amplification Kit enables forensic scientists to detect low levels of male DNA in the presence of large amounts of female DNA, a situation routinely encountered in cases of sexual assault.

•	In January 2005, the Applied Biosystems group began commercial sales of the API 5000™ LC/MS/MS System for small molecule quantification in pharmaceutical drug development. The mass spectrometry system achieves an average nine-fold increase in sensitivity and four-fold improvement in signal-to-noise ratio over other commercially available systems.

Celera Genomics Group

•	In January 2005, the Celera Genomics group announced progress within its portfolio of preclinical therapeutic programs. The Celera Genomics group advanced its third preclinical small molecule program into candidate selection. The primary indication for the program is treatment of psoriasis, and other immune-mediated diseases are under consideration. In addition, the Celera Genomics group initiated lead identification against a cancer target identified and validated through its proteomics research. The Celera Genomics group also commenced a small molecule program to address kinases associated with the phosphatase gene PTPN22, a target arising from the disease association studies conducted at Celera Diagnostics.

Celera Diagnostics

•	In January 2005, Celera Diagnostics received a discovery milestone payment from Merck & Co., associated with the target and marker collaboration between the companies related to Alzheimer’s disease. In October 2004, Celera Diagnostics announced and published that it has identified genetic variants associated with late-onset Alzheimer’s disease. The findings may have pharmacogenomic implications for drugs in development as well as current and future therapies for Alzheimer’s and other neurodegenerative diseases.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

•	Also in January 2005, Celera Diagnostics announced the initiation of two product development programs, one related to Fragile X, the leading cause of inherited mental retardation, and a second related to the detection and genotyping of the human papillomavirus (HPV), which is linked to a majority of cervical cancer cases.

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

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Severance and benefit costs	$0.6	$(2.9)	$0.6	$(11.3)
Excess lease space		(2.3)		(3.8)
Asset impairments				(0.2)

Total employee-related charges, asset impairments, and other	$0.6	$(5.2)	$0.6	$(15.3)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$—	$(1.7)
Asset dispositions and litigation settlement		29.7		38.2
Investment gains	6.4		7.5

Employee-Related Charges, Asset Impairments, and Other

Applied Biosystems group
Fiscal 2005
During the first six months of fiscal 2005, the Applied Biosystems group recorded pre-tax charges of $12.5 million in employee-related charges, asset impairments and other, of which $10.2 million was for employee terminations and $2.3 million related to the cost of excess lease space at a facility in Massachusetts. The charge for the excess lease space represents the estimated cost of excess facility space less estimated future sublease income for a lease that extends through fiscal 2011.

The severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Following these actions, the Applied Biosystems group has and continues to expect to hire additional appropriately-skilled employees to support future business needs

As of December 31, 2004, the majority of the employees affected by the staff reductions had been terminated. Through December 31, 2004, we made cash payments of $6.9 million related to a first quarter termination charge and $1.1 million related to a second quarter termination charge. The cash expenditures were funded by cash provided by operating activities. The remaining cash expenditures of $2.2 million are expected to be completed during fiscal 2005.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Fiscal 2004

During the second quarter of fiscal 2004, the Applied Biosystems group recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with an organization-wide cost reduction program, the initial charge for which was recorded in fiscal 2003.

Other
During the first six months of fiscal 2005, the Applied Biosystems group made cash payments of $2.0 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2005. The majority of the remaining cash payments of less than $1 million related to these charges are expected to be completed in fiscal 2005.

Celera Genomics group
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

The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write-off related fixed assets. Although the Celera Genomics group anticipates modest expenses related to the closure of the business and completion of remaining service obligations over the next several quarters, these amounts are not expected to have a material impact on future operating results.

As of December 31, 2004, the majority of the affected Paracel employees had been terminated and we had made $0.7 million of cash payments related to these terminations. The cash expenditures were funded by available cash. The remaining cash expenditures related to the employee terminations of $0.4 million are expected to be completed by the end of calendar 2005.

Other Events Impacting Comparability

Asset dispositions and litigation settlement
During the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the existing joint venture in life science mass spectrometry with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets.The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in October 2007, 2008, and 2009.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim and breach of contract claim.

Investments
The Applied Biosystems group recorded pre-tax gains of $6.4 million in the second quarter of fiscal 2004 and $7.5 million in the first six months of fiscal 2004 related primarily to the sales of minority equity investments. These investment sales resulted from management’s decision to liquidate non-strategic investments.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended			Six Months Ended
	December 31,			December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

Net revenues	$485.3	$477.5	(1.6%)	$890.4	$884.7	(0.6%)
Cost of sales	228.8	224.3	(2.0%)	417.6	411.6	(1.4%)

Gross margin	256.5	253.2	(1.3%)	472.8	473.1	0.1%
SG&A expenses	125.1	125.1	—%	234.1	242.5	3.6%
R&D	94.9	87.4	(7.9%)	187.4	174.7	(6.8%)
Amortization of intangible assets	0.7	0.7	—%	1.5	1.5	—%
Employee-related charges, asset impairments and other	(0.6)	5.2	(966.7%)	(0.6)	15.3
Asset dispositions and litigation settlements		(29.7)			(38.2)

Operating income	36.4	64.5	77.2%	50.4	77.3	53.4%
Gain on investments, net	6.5		(100.0%)	7.0		(100.0%)
Interest income, net	5.8	6.8	17.2%	11.9	12.1	1.7%
Other income (expense), net	1.9	1.1	(42.1%)	1.0	3.2	220.0%

Income before income taxes	50.6	72.4	43.1%	70.3	92.6	31.7%
Provision for income taxes	8.0	17.5	118.8%	11.7	21.6	84.6%

Net Income	$42.6	$54.9	28.9%	$58.6	$71.0	21.2%

Percentage of net revenues:
Gross margin	52.9%	53.0%		53.1%	53.5%
SG&A expenses	25.8%	26.2%		26.3%	27.4%
R&D	19.6%	18.3%		21.0%	19.7%
Operating income	7.5%	13.5%		5.7%	8.7%

Effective income tax rate	16%	24%		17%	23%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2005 and 2004:

Income/(expense)	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Income before income taxes	$7.0	$24.5	$8.1	$21.1
Provision for income taxes	(2.5)	(7.8)	(2.9)	(6.6)

Net income increased in the second quarter and first six months of fiscal 2005 primarily due to: the impact of the previously described items impacting comparability recorded in fiscal 2005; improved gross margin at the Applied Biosystems group primarily reflecting the effects of the favorable impact of foreign currency; and lower R&D expenses at the Applied Biosystems group, partially offset by higher SG&A expenses at the Applied Biosystems group and lower revenues at the Celera Genomics group. The net effect of foreign currency on net income was a benefit of approximately $5 million during the second quarter of fiscal 2005 and a benefit of approximately $9 million during the first six months of fiscal 2005. Please read our discussion of segments for information on their financial results.

The favorable effects of foreign currency increased net revenues by approximately 2% during the second quarter of fiscal 2005. As a result, net revenues, excluding the effects of foreign currency, slightly decreased in comparison to the prior year quarter. Including the favorable effects of foreign currency, revenues slightly increased at the Applied Biosystems group, driven by strength in both the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories, substantially offset by lower revenues in the DNA Sequencing, Core PCR & DNA Synthesis, and Other Product Lines

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

product categories. Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to sales of its Applied Markets products. Sales of biosecurity products, which included assays for the U.S. Postal Service Biohazard Detection System developed through a collaborative agreement with Cepheid as subcontractor to Northrop Grumman and for the U.S. Department of Defense Critical Reagents Program developed through a collaborative agreement with Tetracore, contributed significantly to the product category growth, as did sales of products for human identification. Additionally, sales of TaqMan® based systems and assays for gene expression and SNP genotyping continued to contribute to product category growth. Specifically, sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, contributed to the growth in this category. Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System to both proteomics and small molecule customers. In contrast, DNA Sequencing revenue declined compared to the prior year quarter, primarily as a result of decreased sales of 3730xl DNA Analyzers. In the second quarter of fiscal 2004, several of the large genome centers were still in the process of upgrading to the Applied Biosystems 3730xl DNA Analyzer platform. The expected decline in sales in the DNA Sequencing product category in the second quarter of fiscal 2005 was primarily attributable to completion of the upgrades at such genome centers. Partially offsetting this decrease in DNA Sequencing revenue were sales of the Applied Biosystems 3130 and 3130xl line of Genetic Analyzers, which were introduced in the second quarter of fiscal 2005. Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements and the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005. Celera Diagnostics’ net revenues decreased due to lower equalization payments under the profit-sharing arrangement with Abbott Laboratories, partially offset by an increase in technology-related revenues, including license fees and recognition of a milestone payment from Merck & Co., associated with its target and marker collaboration related to Alzheimer’s disease.

The favorable effects of foreign currency increased net revenues by approximately 2% during the first six months of fiscal 2005. As a result, net revenues, excluding the effects of foreign currency, slightly decreased in comparison to the prior year period. Including the favorable effects of foreign currency, revenues slightly increased at the Applied Biosystems group, driven by strength in both the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories, substantially offset by lower revenues in the DNA Sequencing, Core PCR & DNA Synthesis, and Other Product Lines product categories. Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to the continued strength of the TaqMan® Assays and consumable sales, both for gene expression and for SNP genotyping, human identification products, and biosecurity products. Additionally, sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, contributed to growth in this category. Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System to both proteomics and small molecule customers. In contrast, DNA Sequencing revenue declined compared to the prior year period, primarily as a result of decreased sales of 3730xl DNA Analyzers. Partially offsetting this decrease in DNA Sequencing revenue were sales of the Applied Biosystems 3130 and 3130xl line of Genetic Analyzers. The decrease in revenues from Other Product Lines for the first six months of fiscal 2005 resulted primarily from lower software sales, consulting and support revenues, and instrument sales compared with the prior year. Revenues in the Core PCR & DNA Synthesis product category declined primarily due to decreased sales of Core PCR and DNA Synthesis consumables to several large customers. Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements.

The higher gross margin percentage for both the second quarter and first six months of fiscal 2005 compared to fiscal 2004 was due primarily to the favorable effects of foreign currency at the Applied Biosystems group. Additionally, impacting the six month period at the Applied Biosystems group were reduced software amortization and warranty costs, offset by decreased sales of certain higher margin products for example DNA sequencing. In addition, for the six months of fiscal 2005, gross margin was impacted due to the $1.7 million charge for the impairment of inventory for Paracel.

SG&A expenses, as a percentage of net revenues, increased over the second quarter of fiscal 2004 due primarily to the unfavorable effects of foreign currency of approximately $3 million and increased spending of approximately $3 million on both the development of, and enhancements to the Applied Biosystems Portal and the strategic business review. The increase in the second quarter of fiscal 2005 was partially offset by lower litigation-related legal expenses of approximately $3 million, lower insurance and pension costs of approximately $2.0 million, and lower Online/Information Business expenses, resulting from lower employee-related costs, at the Celera Genomics group.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

SG&A expenses, as a percentage of net revenues, increased over the first six months of fiscal 2004 due primarily to: the unfavorable effects of foreign currency of approximately $5 million; increased spending of approximately $5 million on both the development of, and enhancements to the Applied Biosystems Portal and the strategic business review; and increased litigation-related legal expenses of approximately $1 million. The increase in the first six months of fiscal 2005 was partially offset by lower insurance and pension costs of approximately approximately $4.0 million and lower Online/Information Business expenses, resulting from lower employee-related costs and bad debt expense, at the Celera Genomics group.

R&D expenses decreased for both the second quarter and six-month periods of fiscal 2005 compared to the same periods last year primarily as a result of the previously announced realignment of the Applied Biosystems group’s R&D product portfolio and cost reductions in the Online/Information Business at the Celera Genomics group. This decrease was partially offset by increased expenditures at the Celera Genomics group to support preclinical development activities and proteomic and genomic target discovery programs.

Interest income, net increased during the second quarter of fiscal 2005 compared to the prior year quarter primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments. For the six month period of fiscal 2005, interest income, net increased slightly compared to the prior year period due to higher average interest rates offset almost entirely by lower average cash and cash equivalents and short-term investments.

Other income, net decreased for the second quarter of fiscal 2005 in comparison to the prior year quarter primarily due to a non-recurring receipt of $2.0 million in the second quarter of fiscal 2004 related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business and the write-down in the second quarter of fiscal 2005 of an investment acquired as part of the Axys Pharmaceuticals, Inc. acquisition, partially offset by higher benefits associated with our foreign currency risk management program.

Other income, net increased for the first six months of fiscal 2005 in comparison to the prior year period primarily due to higher benefits associated with our foreign currency risk management program, losses recorded from equity method investments in fiscal 2004, and the receipt of $1.0 million related to a financing activity for one of the Celera Genomics group’s investments in fiscal 2005. This increase was partially offset by a non-recurring receipt of $2.0 million in the second quarter of fiscal 2004 related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business and the write-down in fiscal 2005 of an investment acquired as part of the Axys acquisition.

The increase in the effective tax rate for both the second quarter and six-month periods of 2005 was primarily due to the previously discussed items impacting comparability in fiscal 2005 as well as a reduction in R&D credits.

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.3 billion at December 31, 2004 and $1.3 billion at June 30, 2004. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2004. We intend to renew this agreement prior to expiration. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, dividends, and potential share repurchases for the next twelve months and for the foreseeable future. However, if the Celera Genomics group is successful in its preclinical programs, it may require additional funds to advance these programs through the regulatory process.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

(Dollar amounts in millions)	June 30, 2004	December 31, 2004

Cash and cash equivalents	$561.9	$755.3
Short-term investments	688.8	574.1

Total cash and cash equivalents and short-term investments	$1,250.7	$1,329.4
Total debt	6.1	—
Working capital	1,326.6	1,452.9
Debt to total capitalization	0.3%	—%

Cash and cash equivalents increased during the first six months of fiscal 2005 from June 30, 2004 as cash generated from operating activities, proceeds from the sales and maturities of available-for-sale investments, net of purchases, proceeds from stock issuances, and the favorable impact of the exchange rate valuation on our cash and cash equivalents exceeded the amount expended on the purchase of capital and other assets, repayment of debt, and payment of dividends. Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$82.3	$61.8
Net cash from investing activities	62.9	101.6
Net cash from financing activities	(97.3)	(1.5)
Effect of exchange rate changes on cash	17.5	31.0

Operating activities:
The decrease in net cash provided from operating activities for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 resulted primarily from: a lower reduction in accounts receivable balance in fiscal 2005; the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries at the Applied Biosystems group; higher severance and related benefit payments at the Applied Biosystems group in fiscal 2005; and lower cash receipts in fiscal 2005 due to the continuing expiration of the Online/Information Business customer agreements at the Celera Genomics group. This decrease was partially offset by higher income-related cash flows; which included proceeds from the termination of a joint development agreement and settlement of claims with Illumina, the timing of royalty and vendor payments at the Applied Biosystems group; and the funding of our U.S. pension plan of approximately $28 million in fiscal 2004. Through the first six months of fiscal 2005, we have not funded our U.S. pension plan as we expect that no contributions will be required this fiscal year under the Employee Retirement Income Security Act regulations.

Investing activities:
Capital expenditures, net of disposals, were $13.5 million less than in the prior fiscal year period primarily due to lower expenditures for the Applied Biosystems group’s Bedford, Massachusetts facility and the Pleasanton, California facility. The first six months of fiscal 2005 included proceeds received from MDS representing the first installment related to the sale of certain MALDI TOF assets and the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received on these U.S. government obligations was used to fund the interest and principal payments under the notes. During the first six months of fiscal 2005, proceeds generated from sales and maturities of available-for-sale investments, net of purchases, were $20.0 million higher than in the prior year period.

Financing activities:
In the first quarter of fiscal 2005, we repaid, on behalf of the Celera Genomics group, the remaining $6.0 million principal amount of the convertible notes assumed in connection with the acquisition of Axys. In the first six months of fiscal 2004, we repurchased 3.9 million shares of Applera-Applied Biosystems stock for $84.0 million. The second quarter of fiscal 2004 included two dividend payments on Applera-Applied Biosystems stock compared to one payment in the second quarter of fiscal 2005.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Contractual Obligations

Our significant contractual obligations at December 31, 2004 and the anticipated payments under these obligations were as follows:

	Payments by Period

(Dollar amounts in millions)	Total	2005	(a)	2006 – 2007	2008 – 2009	Thereafter

Minimum operating lease payments (b)	$153.6	$33.1		$53.7	$27.9	$38.9
Purchase obligations (c)	89.6	73.8		11.7	1.5	2.6
Other long-term liabilities (d)	32.5	1.0		1.3	0.8	29.4

Total	$275.7	$107.9		$66.7	$30.2	$70.9

(a) Represents cash obligations for the remainder of fiscal 2005.

(b) Please refer to Note 10 to our consolidated financial statements of our 2004 Annual Report to Stockholders for further information.

(c) Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to capital expenditures, R&D arrangements and collaborations, license agreements, and other services.

(d) We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans, as they are not contractually fixed as to timing and amount. Please see Note 11 to our condensed consolidated financial statements contained in this Report and Note 5 to our consolidated financial statements of our 2004 Annual Report to Stockholders for more information on these plans.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

Net revenues	$458.4	$463.4	1.1%	$841.1	$853.7	1.5%
Cost of sales	220.5	220.3	(0.1%)	405.1	403.0	(0.5%)

Gross margin	237.9	243.1	2.2%	436.0	450.7	3.4%
SG&A expenses	114.5	116.7	1.9%	210.8	225.7	7.1%
R&D	60.7	53.6	(11.7%)	120.4	104.8	(13.0%)
Employee-related charges, asset impairments and other	(0.6)	5.2	(966.7%)	(0.6)	12.5
Asset dispositions and litigation settlements		(29.7)			(38.2)

Operating income	63.3	97.3	53.7%	105.4	145.9	38.4%
Gain on investments, net	6.4		(100.0%)	7.5		(100.0%)
Interest income, net	3.2	3.5	9.4%	6.2	5.9	(4.8%)
Other income (expense), net	(0.1)	1.5		0.1	2.0

Income before income taxes	72.8	102.3	40.5%	119.2	153.8	29.0%
Provision for income taxes	20.4	29.6	45.1%	33.4	44.0	31.7%

Net income	$52.4	$72.7	38.7%	$85.8	$109.8	28.0%

Percentage of net revenues:
Gross margin	51.9%	52.5%		51.8%	52.8%
SG&A expenses	25.0%	25.2%		25.1%	26.4%
R&D	13.2%	11.6%		14.3%	12.3%
Operating income	13.8%	21.0%		12.5%	17.1%

Effective income tax rate	28%	29%		28%	29%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2005 and 2004:

Income/(expense)	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Dollar amounts in millions)	2003	2004	2003	2004

Income before income taxes	$7.0	$24.5	$8.1	$25.6
Provision for income taxes	(2.5)	(7.8)	(2.9)	(8.2)

Net income increased in the second quarter and first six months of fiscal 2005 primarily due to the impact of the previously described items impacting comparability recorded in fiscal 2005, improved gross margin and lower R&D expenses, offset by higher SG&A expenses. The net effect of foreign currency on net income was a benefit of approximately $5 million in the second quarter of fiscal 2005 and a benefit of approximately $9 million during the first six months of fiscal 2005 compared to the prior year periods.

Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and six-month periods ended December 31:

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

DNA Sequencing	$170.4	$141.2	(17%)	$295.4	$257.3	(13%)
% of total revenues	37%	30%		35%	30%

Real-Time PCR/Applied Genomics (a)	104.3	134.8	29%	198.4	246.6	24%
% of total revenues	23%	29%		24%	29%

Mass Spectrometry	103.4	113.8	10%	185.9	202.9	9%
% of total revenues	23%	25%		22%	24%

Core PCR & DNA Synthesis (b)	51.3	47.2	(8%)	102.4	94.6	(8%)
% of total revenues	11%	10%		12%	11%

Other Product Lines	29.0	26.4	(9%)	59.0	52.3	(11%)
% of total revenues	6%	6%		7%	6%

Total	$458.4	$463.4	1%	$841.1	$853.7	1%

(a)	The product category Real-Time PCR/Applied Genomics was previously referred to as SDS/Other Applied Genomics.
(b)	The product category Core PCR & DNA Synthesis was previously called Core DNA Synthesis & PCR.

The favorable effects of foreign currency increased net revenues in the second quarter of fiscal 2005 by approximately 2% compared to the second quarter of fiscal 2004. As a result, net revenues, excluding the effects of foreign currency, slightly decreased compared with the prior fiscal quarter. Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to sales of its Applied Markets products. Sales of biosecurity products, which included assays for the U.S. Postal Service Biohazard Detection System developed through a collaborative agreement with Cepheid as subcontractor to Northrop Grumman and for the U.S. Department of Defense Critical Reagents Program developed through a collaborative agreement with Tetracore, contributed significantly to the product category growth, as did sales of products for human identification. Additionally, sales of TaqMan® based systems and assays for gene expression and SNP genotyping continued to contribute to product category growth. Specifically, sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, contributed to the growth in this category. Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System to both proteomics and small molecule customers. In contrast, DNA Sequencing revenue declined compared to the prior year quarter, primarily as a result of decreased sales of 3730xl DNA Analyzers. In the second quarter of fiscal 2004, several of the large genome centers were still in the process of upgrading to the Applied Biosystems 3730xl DNA Analyzer platform. The expected decline in sales in the DNA Sequencing product category in the second quarter of fiscal 2005 was primarily attributable to completion of the upgrades at such genome centers. Partially offsetting this decrease in DNA sequencing revenue were sales of the Applied Biosystems 3130 and 3130xl line of Genetic Analyzers, which were introduced in the second quarter of fiscal 2005.

The favorable effects of foreign currency increased net revenues in the first six months of fiscal 2005 by approximately 2% compared to the first six months of fiscal 2004. As a result, net revenues, excluding the effects of foreign currency, slightly decreased compared with the prior fiscal period. Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to the continued strength of the TaqMan® Assays and consumable sales, both for gene expression and for SNP genotyping, human identification products, and biosecurity products. Additionally, sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, contributed to growth in this category. Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System to both proteomics and small molecule customers. In contrast, DNA Sequencing revenue declined compared to the prior year period, primarily as a result of decreased sales of 3730xl DNA Analyzers. Partially offsetting this decrease in DNA sequencing revenue were sales of the Applied Biosystems 3130 and 3130xl line of Genetic Analyzers. The decrease in revenues from Other Product Lines for the first six months of fiscal 2005 resulted primarily

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

from lower software sales, consulting and support revenues, and instrument sales compared with the prior year period. Revenues in the Core PCR & DNA Synthesis product category declined primarily due to decreased sales of Core PCR and DNA Synthesis consumables to several large customers.

Revenues by geographic area
The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and six-month periods ended December 31:

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

United States	$216.0	$190.3	(11.9%)	$405.7	$382.9	(5.6%)
Europe	137.3	171.5	24.9%	241.5	286.9	18.8%
Asia Pacific	91.8	85.1	(7.3%)	169.1	156.6	(7.4%)
Latin America and other markets	13.3	16.5	24.1%	24.8	27.4	10.5%

Total	$458.4	$463.4	1.1%	$841.1	$853.8	1.5%

The favorable effects of foreign currency increased revenues by approximately 7% in Europe during the second quarter of fiscal 2005 compared to the prior year quarter. Revenue strength in Europe was driven by sales of certain mass spectrometry systems and genetic analyzers, including strong sales of the 4000 Q Trap® LC/MS/MS System, the Applied Biosystems 3130 and 3130xl line of Genetic Analyzers, and the Applied Biosystems 7300 and 7500 Real-Time PCR Systems. During the second quarter of fiscal 2005, revenues from Japan, which are included in total revenues for Asia Pacific, declined approximately 7% compared to the prior year quarter. This decline primarily resulted from the continued shift of life science research funding to areas outside of sequencing and constrained spending due to an anticipated lower fiscal 2006 budget. Sales in the U.S. were negatively affected by reduced sales of DNA analyzers to large U.S. genome centers.

The favorable effects of foreign currency increased revenues by approximately 7% in Europe and 2% in Asia Pacific during the first six months of fiscal 2005 compared to the prior year period. Revenues increased in Europe, driven primarily by continued strong sales of the 4000 Q Trap® LC/MS/MS System, the Applied Biosystems 3130 and 3130xl line of Genetic Analyzers, and the Applied Biosystems 7300 and 7500 Real-Time PCR Systems. During the first six months of fiscal 2005, revenues from Japan declined approximately 9% compared to the prior year period, net of a positive impact from foreign currency of approximately 3%. This decline resulted from the continued shift of life science research funding to areas outside of sequencing and constrained spending due to an anticipated lower fiscal 2006 budget and the ongoing transition of universities to Independent Administrative Agency status which continued to negatively affect sales in Japan. Sales in the U.S. were negatively affected by reduced sales of DNA analyzers to large U.S. genome centers.

Revenue by sources

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

Instruments	$235.1	$217.3	(7.6%)	$407.3	$379.9	(6.7%)
Consumables	149.4	170.3	14.0%	289.1	325.8	12.7%
Other sources	73.9	75.8	2.6%	144.7	148.1	2.3%

Total	$458.4	$463.4	1.1%	$841.1	$853.8	1.5%

Instruments

For the second quarter and first six months of fiscal 2005, instrument revenues decreased primarily due to reduced sales of the Applied Biosystems 3730xl/3730 DNA Analyzers. This decrease was partially offset by growth in Mass Spectrometry instruments, led by the 4000 Q Trap® LC/MS/MS System. Additionally, impacting the results of both the

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

second quarter and first six months of fiscal 2005, were higher sales in Real-Time PCR/Applied Genomics, resulting primarily from the Applied Biosystems 7300 Real-Time and 7500 Real-Time PCR Systems. This increase was partially offset by lower sales of the ABI PRISM® 7000 System.

Consumables
For the second quarter of fiscal 2005, the increase in consumables sales primarily reflected the strength of Real-Time PCR/Applied Genomics consumables due primarily to higher sales of our biosecurity products, which included assays for the U.S. Postal Service Biohazard Detection System and the U.S. Department of Defense Critical Reagents Program, human identification products used in forensics, TaqMan® Assays and consumables for gene expression and SNP genotyping, and the TaqMan® Low Density Arrays products. This increase was partially offset by lower sales of DNA sequencing and Core PCR consumables.

For the first six months of fiscal 2005, the increase in consumables sales reflected the strength of Real-Time PCR/Applied Genomics consumables due primarily to higher sales of TaqMan® Assays and consumables for gene expression and SNP genotyping, human identification products used in forensics, and biosecurity products.

Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for both the second quarter and first six months of fiscal 2005 primarily due to increased service and support revenues.

Gross margin, as a percentage of net revenues, increased for the second quarter and first six months of fiscal 2005 over the prior year periods due primarily to the favorable effects of foreign currency. Additionally, impacting the six month period were reduced software amortization and warranty costs, offset by decreased sales of certain higher margin products, for example DNA sequencing.

SG&A expenses, as a percentage of net revenues, increased over the second quarter of fiscal 2004 due primarily to the unfavorable effects of foreign currency of approximately $3 million and increased spending of approximately $3 million on both the development of, and enhancements to the Applied Biosystems Portal and the strategic business review. The increase in the second quarter of fiscal 2005 was partially offset by lower litigation-related legal expenses of approximately $3 million and lower insurance and pension costs of approximately $2 million. SG&A expenses, as a percentage of net revenues, increased over the first six months of fiscal 2004 due primarily to: the unfavorable effects of foreign currency of approximately $5 million; increased spending of approximately $5 million on both the development of, and enhancements to the Applied Biosystems Portal and the strategic business review; and increased litigation-related legal expenses of approximately $1 million. A significant portion of the Applied Biosystems group’s legal fees related to defending the Applied Biosystems group’s intellectual property assets. The increase in the first six months of fiscal 2005 was partially offset by lower insurance and pension costs of approximately $4 million.

R&D expenses decreased in both the second quarter and six-month periods of fiscal 2005 from the prior year periods as a result of the previously announced realignment of the R&D product portfolio.

Interest income, net increased during the second quarter of fiscal 2005 compared to the prior year quarter primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents. Interest income, net decreased during the first six months of fiscal 2005 compared to the prior year period primarily due to lower average cash and cash equivalents and, to a lesser extent, lower average interest rates.

Other income, net increased in both the second quarter and first six months of fiscal 2005 in comparison to the prior year period primarily due to the higher benefits associated with our foreign currency risk management program, partially offset by lower other non-operating income.

The increase in the effective tax rate for both the second quarter and six-month periods of fiscal 2005 was primarily due to the previously discussed items impacting comparability recorded in fiscal 2005.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $655.1 million at December 31, 2004 and $504.9 million at June 30, 2004. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2004. We intend to renew this agreement prior to expiration. Cash provided by operating activities has been the Applied Biosystems group’s primary source of funds.

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

(Dollar amounts in millions)	June 30, 2004	December 31, 2004

Cash and cash equivalents	$504.9	$655.1
Working capital	592.0	758.4

Cash and cash equivalents for the first six months ended December 31, 2004 increased from June 30, 2004 as cash generated from operating activities, the proceeds from stock issuances, and the favorable impact of the exchange rate valuation on cash and cash equivalents exceeded expenditures for capital and other assets, the funding of the Celera Diagnostics joint venture, and the payment of dividends. Net cash flows of continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$135.4	$131.1
Net cash from investing activities	(14.9)	(14.1)
Net cash from financing activities	(100.0)	1.6
Effect of exchange rate changes on cash	17.5	31.0

Operating activities:
Net cash from operating activities of continuing operations for the first six months of fiscal 2005 was $4.3 million lower than in the first six months of fiscal 2004. This decrease resulted primarily from a lower reduction in accounts receivable balance in fiscal 2005, the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries, and higher severance and related benefit payments in fiscal 2005. This decrease was partially offset by higher income-related cash flows, which included; proceeds from the termination of a joint development agreement and settlement of claims with Illumina; the timing of royalty and vendor payments; and the funding of our U.S. pension plan of approximately $28 million in fiscal 2004. Through the first six months of fiscal 2005, we have not funded our U.S. pension plan as we expect that no contributions will be required this fiscal year under the Employee Retirement Income Security Act regulations. The Applied Biosystems group’s days sales outstanding was 61 days at December 31, 2004 and June 30, 2004, and 67 days at December 31, 2003. Inventory on hand was 3.0 months at December 31, 2004 compared to 2.8 months at June 30, 2004.

Investing activities:
Capital expenditures for the first six months of fiscal 2005, net of disposals, were $14.0 million less than in the prior fiscal year period primarily due to lower expenditures for the Bedford, Massachusetts facility and the Pleasanton, California facility. The first six months of fiscal 2005 included proceeds received from MDS representing the first installment related to the sale of certain MALDI TOF assets. The first six months of fiscal 2004 included $18.8 million of proceeds primarily from the sale of minority equity investments.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Financing activities:
During the first six months of fiscal 2004, we repurchased 3.9 million shares of Applera-Applied Biosystems stock for $84.0 million. The second quarter of fiscal 2004 included two dividend payments on Applera-Applied Biosystems stock compared to one payment in the second quarter of fiscal 2005.

Celera Genomics Group

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

Net revenues	$19.2	$8.2	(57.3%)	$36.6	$17.9	(51.1%)
Cost of sales	3.7	1.2	(67.6%)	6.4	3.8	(40.6%)
R&D	25.2	25.7	2.0%	47.0	50.1	6.6%
SG&A expenses	7.2	5.2	(27.8%)	15.4	10.7	(30.5%)
Amortization of intangible assets	0.7	0.7	—%	1.5	1.5	—%
Employee-related charges, asset impairments and other					2.8

Operating loss	(17.6)	(24.6)	39.8%	(33.7)	(51.0)	51.3%
Gain (loss) on investments, net	0.1		(100.0%)	(0.5)		(100.0%)
Interest income, net	2.6	3.3	26.9%	5.8	6.2	6.9%
Other income (expense), net	2.0	(0.4)	(120.0%)	0.9	1.1	22.2%
Loss from joint venture	(9.3)	(8.2)	(11.8%)	(21.4)	(17.5)	(18.2%)

Loss before income taxes	(22.2)	(29.9)	34.7%	(48.9)	(61.2)	25.2%
Benefit for income taxes	8.6	10.5	22.1%	19.1	21.4	12.0%

Net loss	$(13.6)	$(19.4)	42.6%	$(29.8)	$(39.8)	33.6%

Effective income tax benefit rate	39%	35%		39%	35%

As previously described in events impacting comparability, the results for the first six months of fiscal 2005 were impacted by the $4.5 million pre-tax charge, including $1.7 million recorded in cost of sales, related to the decision to discontinue most operations of Paracel. The tax benefit related to this charge was $1.6 million.

The higher net loss in the second quarter and first six months of fiscal 2005 in comparison to the fiscal 2004 periods primarily resulted from lower net revenues, higher R&D expenses, and the decrease in the effective tax benefit rate, partially offset by lower SG&A expenses and lower losses for the Celera Diagnostics joint venture in fiscal 2005. Additionally, lower other income (expense), net unfavorably impacted the results for the second quarter of fiscal 2005 and the Paracel charge unfavorably impacted the results for the first six months of fiscal 2005.

Revenues decreased for both the second quarter and first six months of fiscal 2005 primarily as a result of the continuing expiration of Online/Information Business customer agreements. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 2002, and therefore, its revenues from these products and services have continued to decline as expected. Additionally, impacting the revenue in fiscal 2005 was the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.

Cost of sales in the first six months of fiscal 2005 included $1.7 million related to the impairment of Paracel inventory.

R&D expenses increased in the second quarter and first six months of fiscal 2005 in comparison to the same periods last year primarily due to increased expenditures to support preclinical development activities and proteomic and genomic target discovery programs. These increases were partially offset by lower Online/Information Business R&D expenses.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

R&D expenses for both the second quarter and first six months of fiscal 2004 included a $1.8 million write-off of building improvements related to a reconfiguration of space in the Rockville, Maryland facility.

SG&A expenses decreased in the second quarter and first six months of fiscal 2005 compared to the prior year periods primarily due to lower Online/Information Business expenses resulting from lower employee-related costs and bad debt expense and the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.

Interest income, net increased during the second quarter and first six months of fiscal 2005 compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

The decrease in other income (expense), net for the second quarter of fiscal 2005 compared to fiscal 2004 primarily resulted from a non-recurring receipt of $2.0 million in the second quarter of fiscal 2004 related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business and the write-down in the second quarter of fiscal 2005 of an investment acquired as part of the Axys acquisition.

The increase in other income, net for the first six months of fiscal 2005 compared to fiscal 2004 primarily resulted from losses recorded from equity method investments in fiscal 2004 and the receipt of $1.0 million related to a financing activity for one of the Celera Genomics group’s investments in fiscal 2005. Partially offsetting this increase was a non-recurring receipt of $2.0 million in the second quarter of fiscal 2004 related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business and the write-down in the second quarter of fiscal 2005 of an investment acquired as part of the Axys acquisition.

The decrease in the effective income tax benefit rate for the second quarter and first six months of fiscal 2005 was primarily attributable to a reduction in R&D credits.

Celera Genomics Group
Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $674.3 million at December 31, 2004 and $745.8 million at June 30, 2004. We maintain a $50 million revolving credit agreement with three banks that expires on April 20, 2005, under which there were no borrowings outstanding at December 31, 2004. We intend to renew this agreement prior to expiration.

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

(Dollar amounts in millions)	June 30, 2004	December 31, 2004

Cash and cash equivalents	$57.0	$100.2
Short-term investments	688.8	574.1

Total cash and cash equivalents and short-term investments	$745.8	$674.3
Total debt	6.1	—
Working capital	726.8	677.6
Debt to total capitalization	0.6%	—%

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Cash and cash equivalents for the first six months of fiscal 2005 increased from June 30, 2004 as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture, the purchase of capital assets, and the repayment of debt. Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2003	2004

Net cash from operating activities	$(25.1)	$(46.2)
Net cash from investing activities	49.7	92.6
Net cash from financing activities	2.7	(3.1)

Operating activities:
Net cash used by operating activities for the first six months of fiscal 2005 was $21.1 million higher than in the first six months of fiscal 2004. The higher use of cash resulted primarily from higher net cash operating losses and lower cash receipts in fiscal 2005 due to the continuing expiration of Online/Information Business customer agreements.

Investing activities:
Net cash from investing activities for the first six months of fiscal 2005 increased from the first six months of fiscal 2004 due to higher proceeds received from the sales and maturities of available for sale investments, net of purchases, in fiscal 2005. The first quarter of fiscal 2005 included the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received from these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
Net cash from financing activities for the first six months of fiscal 2005 decreased from the first six months of fiscal 2004 due to the repayment of the remaining $6 million principal amount of the convertible notes assumed in connection with the acquisition of Axys.

Celera Diagnostics

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2003	2004	% Increase/ (Decrease)	2003	2004	% Increase/ (Decrease)

Net revenues	$11.0	$7.9	(28.2%)	$19.6	$17.1	(12.8%)
Cost of sales	6.3	4.3	(31.7%)	10.0	7.5	(25.0%)
R&D	10.6	8.6	(18.9%)	23.1	21.0	(9.1%)
SG&A expenses	3.4	3.2	(5.9%)	7.9	6.1	(22.8%)

Operating loss	$(9.3)	$(8.2)	(11.8%)	$(21.4)	$(17.5)	(18.2%)

Supplemental information
Equalization revenue, net	$8.2	$3.9		$14.2	$10.4
End-user alliance sales for all products sold primarily through Abbott Laboratories	$11.4	$14.9		$21.0	$27.8

In June 2002, Celera Diagnostics and Abbott Laboratories announced a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products, including third party products brought into the alliance.

Reported revenues decreased for both the second quarter and first six months of fiscal 2005 in comparison to the same periods last year primarily as a result of lower equalization payments from Abbott. This decrease was partially offset by

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

an increase in technology-related revenue, including license fees and recognition of a milestone payment from Merck & Co., associated with its target and marker collaboration related to Alzheimer’s disease. Reported revenues differ from end-user sales and consist primarily of equalization payments from Abbott resulting from the profit-sharing arrangement between Abbott and Celera Diagnostics, and technology-related revenues for fiscal 2005. Fluctuation in equalization payments can lead to fluctuation in both reported revenues and gross margins from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user alliance sales for all products sold primarily through Abbott increased for both the second quarter and first six months of fiscal 2005 primarily due to higher demand for products sourced during the second half of fiscal 2004 from third parties, including products for HLA typing, and higher demand for Abbott alliance products, including infectious disease products and instruments.

R&D expenses decreased for both the second quarter and first six months of fiscal 2005 compared to prior periods due to decreased spending in discovery and product development programs offset by Alliance instrument platform development expenditures.

SG&A expenses decreased for the first six months of fiscal 2005 in comparison to the prior fiscal period primarily due to a $1.1 million charge recorded in fiscal 2004 related to a facility lease agreement.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financial and operating activities. We use foreign exchange forward, option, and range forward contracts to manage our foreign currency exposures. At December 31, 2004, we recorded in our condensed consolidated financial statements a net liability of $13.9 million related to these currency forwards and option contracts, compared with a net asset of $5.1 million at June 30, 2004. This increase was primarily attributed to the fluctuations in foreign currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of December 31, 2004. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar as of December 31, 2004, we calculated a hypothetical after-tax loss of $27.6 million, as compared to a hypothetical after-tax loss of $22.2 million at June 30, 2004. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. Our analysis excluded the impact of translation of foreign currency-denominated forecasted sales. If foreign currency exchange rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

Recently Issued Accounting Standards

See Note 1 to our condensed consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

Outlook

Applied Biosystems Group

The Applied Biosystems group has the following expectations regarding its financial performance for fiscal 2005.

•	The Applied Biosystems group expects low-single-digit revenue growth compared to fiscal 2004.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

•	Real-Time PCR/Applied Genomics and Mass Spectrometry revenues are expected to increase compared to fiscal 2004. Revenues from DNA Sequencing, Core PCR and DNA Synthesis, and Other Product Lines are expected to decline.

•	The gross margin is expected to equal or exceed the fiscal 2004 gross margin. SG&A expense as a percent of total revenues should exceed, and R&D expense as a percent of total revenues should decline from, the fiscal 2004 levels. The operating margin should increase from the fiscal 2004 level; this expectation excludes certain types of items which are included in earnings per share (“EPS”) under GAAP, such as asset impairment charges.

•	The effective tax rate is expected to be 28 percent. However, the effective tax rate may be impacted by the recent U.S. tax legislation.

•	The Applied Biosystems group expects EPS growth for fiscal 2005 at a rate exceeding that of the annual revenue growth rate. This expectation excludes certain types of items which are included in EPS under GAAP, such as gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings and asset impairment charges.

•	Capital spending should be in the range of $45-50 million.

The Applied Biosystems group believes this outlook and its fiscal year 2005 financial performance will continue to be affected by, among other things, the availability of funding in the U.S. for DNA sequencing and competitive pricing pressure on certain PCR-related consumables products. Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

The Applied Biosystems group derives some rights to PCR technology under a series of agreements with Hoffmann-La Roche, Inc. and its affiliates which own some of the patents covering the PCR process. The Applied Biosystems group receives royalties from third-party sales of products incorporating this technology through a series of licensing programs that it has established for industry access to some of its intellectual property. The first of these patents expires in March 2005 in the U.S., and in March 2006 in Europe and some other jurisdictions. The expiration of these patents may result in reduced royalty payments to the Applied Biosystems group. However, the Applied Biosystems group expects that a possible reduction in PCR royalties would be offset to a substantial degree by income from real-time PCR and other PCR-related technologies that it owns or licenses. In addition, the Applied Biosystems group has rights to multiple other PCR-related patents that should support a PCR-related royalty stream beyond our 2005 and 2006 fiscal years. Taken together, the Applied Biosystems group believes these factors should mitigate the effects of the patent expirations. The agreements with Hoffmann-La Roche and its affiliates are the subject of legal proceedings described in Note 12 to our condensed consolidated financial statements included in this report. The outcome of legal proceedings is inherently uncertain, and an adverse outcome in these proceedings could negatively affect the value of our PCR rights.

Celera Genomics Group

The Celera Genomics group intends to continue to advance its most promising programs toward IND filings and clinical trials, and to initiate additional lead identification programs against therapeutic targets discovered through its proteomic and genomic discovery programs. The Celera Genomics group expects to continue to identify and validate additional targets within its ongoing proteomic discovery programs in cancer and plans to initiate at least one new proteomics study during fiscal 2005 and to collaborate with Celera Diagnostics to exploit diagnostic value from proteomics discoveries.

The fiscal 2005 financial outlook for the Celera Genomics group is as follows:

•	The Celera Genomics group’s net cash use is expected to be between $135 and $150 million, including an anticipated $16 to $20 million for the Celera Genomics group’s portion of the funding for the Celera Diagnostics joint venture. This outlook excludes any potential proceeds from the planned sale of the Rockville, Maryland facility.

Back to Contents

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

Risks and uncertainties that may affect the Celera Genomics group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

Celera Diagnostics

Celera Diagnostics intends to continue advancing its disease association and medical utility studies during fiscal 2005. It also anticipates increased sales of existing products sold through its alliance with Abbott. Celera Diagnostics is also planning the introduction of new products. For fiscal 2005, Celera Diagnostics anticipates pre-tax losses to be in a range of $28 to $35 million, and fiscal 2005 net cash use to be in a range of $30 to $40 million. Total end-user sales for the alliance between Celera Diagnostics and Abbott are anticipated to be in range of $60 to $70 million during fiscal 2005.

Risks and uncertainties that may affect Celera Diagnostics’ financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

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

Also, we note that owners of Applera-Applied Biosystems stock and Applera-Celera Genomics stock are subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Part II, Item 5 of our 2004 Annual Report on Form 10-K under the heading “Forward Looking Statements and Risk Factors—Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products, and pursue new market opportunities.A significant

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

portion of the net revenues for the Applied Biosystems group each year is derived from products that did not exist in the prior year. The Applied Biosystems group’s products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. The Applied Biosystems group’s future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of the group’s proven expertise or in areas which have unproven market demand. For example, the Applied Biosystems group has committed significant resources to researching, developing, marketing, and distributing new products and services designed to integrate laboratory experimentation with relevant scientific information, and to new Internet web sites devoted to promoting the group’s products and supporting customer research and development activities. These are emerging business areas for the Applied Biosystems group, and there can be no assurance that there will be market acceptance of the utility and value of these products and services. The inability to gain market acceptance of new products and services could adversely affect the group’s future operating results. The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products with new products or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and its future operating results.

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

A substantial portion of the Applied Biosystems group’s sales is to customers at universities or research laboratories whose funding is dependent on both the amount and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to previous years and has declined in some countries, and some grants have been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase the Applied Biosystems group’s products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the business of the Applied Biosystems group could be adversely affected.

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

Back to Contents

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

The Applied Biosystems group’s products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, because patent litigation is complex and the outcome inherently uncertain, the Applied Biosystems group’s belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against the Applied Biosystems group asserting that the Applied Biosystems group had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated such technologies into the Applied Biosystems group’s products. Due to these factors, there remains a constant risk of intellectual property litigation, which could include antitrust claims, affecting the group. The Applied Biosystems group has been made a party to litigation and has been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. Such actions currently include the litigation described in the following paragraph, some of which, if determined adversely, could have a material adverse effect on the Applied Biosystems group. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms.

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

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

•	Molecular Diagnostics Laboratories has filed a class action complaint against us and Hoffmann-La Roche, Inc. alleging anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase.

•	In response to a patent infringement claim made by us against Stratagene Corporation, Stratagene has filed a counterclaim seeking a declaratory judgment that our U.S. Patent No. 6,814,934 in the field of real-time PCR is invalid and not infringed.

•	Thermo Finnigan LLC has filed a lawsuit against us alleging that we are infringing one of its patents as a result of, for example, the Applied Biosystems group’s commercialization of the ABI PRISM 3700 Genetic Analyzer.

These cases are described in further detail in Part I, Item 3, of our 2004 Annual Report on Form 10-K, as updated by the information in Part II, Item 1 of our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2004, and in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. There can be no assurance that these matters will be resolved favorably; that we will not be enjoined from selling the products or services in question or other products or services as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

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

The future growth of the Applied Biosystems group depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on the Applied Biosystems group’s financial condition and operating results. If these types of transactions are pursued, it may be difficult for the Applied Biosystems group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by the Applied Biosystems group may ultimately have a negative impact on its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to the Celera Genomics group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

Back to Contents

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

Applera-Applied Biosystems stock price may be volatile. The market price of Applera-Applied Biosystems stock has in the past been and may in the future be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $756 million as of December 31, 2004, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $139 million as of December 31, 2004. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments. The Applied Biosystems group became the exclusive distributor of the Celera Discovery System™ and the Celera Genomics group’s related human genomic and other biological and medical information under the terms of a marketing and distribution agreement that was effective in April 2002, the term of which was originally ten years but which was extended to 15 years in February 2005. Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of some products sold by the Applied Biosystems group on and after July 1, 2002. The Applied Biosystems group has not guaranteed any minimum royalty payments to the Celera Genomics group, and the actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize the products subject to the royalty. The Applied Biosystems group has not proven its ability to successfully commercialize these products, and sales of these products may not meet expectations. Such sales will depend on several factors that are not controlled by the Celera Genomics group, including general market conditions, customer acceptance, and the efforts of the Applied Biosystems group.

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

Back to Contents

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

If the Celera Genomics group fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaborators do not perform under collaboration agreements, development of its therapeutic product candidates could be delayed. The Celera Genomics group’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its therapeutic product candidates includes entering into collaborations with partners. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

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

Back to Contents

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

Back to Contents

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

The Celera Genomics group’s competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others. The Celera Genomics group’s ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries and technologies, in large part, through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera Genomics group’s ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that the Celera Genomics group may own or license if the applicant is unable to satisfy the new guidelines.

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

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

and expensive. Even if the Celera Genomics group wins, the cost of these proceedings could adversely affect its business, financial condition and operating results.

The Celera Genomics group may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera Genomics group’s success in therapeutic product discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

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

The Celera Genomics group may pursue acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute the holders of Applera-Celera Genomics stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group’s financial condition and operating results. Acquisitions involve numerous other risks, including:

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

If these types of transactions are pursued, it may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to the Celera Genomics group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Celera Genomics stock without the approval of the holders of Applera-Celera Genomics stock. Any issuances of this nature could be dilutive to holders of Applera-Celera Genomics stock.

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

Applera-Celera Genomics stock price may be volatile. The market price of Applera-Celera Genomics stock has in the past been and may in the future be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

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

Even if Celera Diagnostics or its collaborators obtain regulatory clearance or approval for a product, that product will be subject to risks and uncertainties relating to regulatory compliance, including post-clearance or approval clinical studies and inability to meet the compliance requirements of the FDA’s Quality System Regulations, which relate to manufacturing of diagnostic products. In addition, the occurrence of manufacturing problems could cause subsequent suspension of product manufacture or withdrawal of clearance or approval, or could require reformulation of a diagnostic product, additional testing, or changes in labeling of the product. This could delay or prevent Celera Diagnostics from generating revenues from the sale of that diagnostic product.

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

Celera Diagnostics has entered into a strategic alliance agreement with Abbott Laboratories for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; either company’s dissatisfaction with the performance of the alliance according to specific timelines for such judgments set forth in the alliance agreement; or by either company if the other party fails to meet performance criteria applicable to the other party set forth in the alliance

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are not within Celera Diagnostics’ control. Future strategic alliances, if any, with other third parties are likely to be subject to similar terms and conditions.

Celera Diagnostics does not have a sales and service capability in the clinical diagnostic market. Celera Diagnostics currently does not have a sales and service organization. Accordingly, its ability to successfully sell its products will depend on its ability to either develop a sales and service organization, work with Abbott Laboratories under the existing alliance agreement, work with another distributor, or pursue a combination of these alternatives. In jurisdictions where Celera Diagnostics uses third party distributors, its success will depend to a great extent on the efforts of the distributors.

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

Single suppliers or a limited number of suppliers provide key components of Celera Diagnostics’ products. If these suppliers fail to supply these components, Celera Diagnostics may be unable to satisfy product demand. Several key components of Celera Diagnostics’ products come from, or are manufactured for Celera Diagnostics by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, florescent dyes, phosphoramadites, and oligonucleotides. Celera Diagnostics acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply Celera Diagnostics with specified quantities over any set period of time or set-aside part of its inventory for Celera Diagnostics’ forecasted requirements. Celera Diagnostics has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, in order to maintain compliance with Quality System Regulations, Celera Diagnostics must verify that its suppliers of key components are in compliance with all applicable FDA regulations. Celera Diagnostics believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If Celera Diagnostics’ product sales increase beyond the forecast levels, or if its suppliers are unable or unwilling to supply it on commercially acceptable terms or comply with regulations applicable to manufacturing of Celera Diagnostics’ products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

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

Celera Diagnostics’ competitive position depends on maintaining its intellectual property protection and obtaining licenses to intellectual property it may need from others. Celera Diagnostics’ ability to compete and to achieve and maintain profitability depends on its ability to protect its proprietary discoveries and technologies, in large part, through obtaining and enforcing patent rights, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Diagnostics’ ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Although others have been successful in obtaining patents to biotechnology inventions, since the adoption of these guidelines, these patents have been issued with increasingly less frequency. As a result, patents may not issue from patent applications that Celera Diagnostics may own or license if the applicant is unable to satisfy the new guidelines.

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

Celera Diagnostics may infringe the intellectual property rights of third parties and may become involved in expensive intellectual property litigation. The intellectual property rights of biotechnology companies, including Celera Diagnostics, are generally uncertain and involve complex factual, scientific, and legal questions. Celera Diagnostics’ success in diagnostic discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

There has been substantial litigation regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostic industries. Celera Diagnostics may become a party to patent litigation or proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties. For example, Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits. In addition, interference proceedings may be necessary to establish which party was the first to make the invention sought to be patented. Also, Celera Diagnostics may become involved in patent litigation against third parties to enforce its patent rights, to invalidate patents held by the third parties, or to defend against these claims. The cost to Celera Diagnostics of any patent litigation or similar proceeding could be substantial, and it may absorb significant management time. If infringement litigation against Celera Diagnostics is resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party. Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all. Similarly, contractual disputes related to existing license rights under third party patents may affect Celera Diagnostics’ ability to develop, manufacture, and sell its products. For example, existing legal proceedings between Applera Corporation and Roche Molecular Systems, Inc., Hoffmann-LaRoche, Inc., Roche Probe, Inc., and F. Hoffmann-LaRoche, Ltd. may adversely affect the PCR patent rights that the Applied Biosystems group has contributed to Celera Diagnostics. The cases referred to in this paragraph are described in further detail in Part I, Item 3, of our 2004 Annual Report on Form 10-K, as updated by the information in Part II, Item 1 of our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2004, and in Part II, Item 1 of this report.

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

Earthquakes could disrupt operations in California. The headquarters and operations of Celera Diagnostics are located in Alameda, California. Alameda is located near major California earthquake faults. The ultimate impact of earthquakes on Celera Diagnostics, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risk section of the management’s discussion and analysis included on page 45 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 38 of our 2004 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.      Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the second quarter of our 2005 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the second quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2004 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions Item 1 of Part II of our previously filed report on Form 10-Q for the first quarter of our current fiscal year, updating the information disclosed in our 2004 10-K. Set forth below is an update to those disclosures, including a description of previously-disclosed cases in which there have been recent material developments, as well as a description of recently-initiated lawsuits.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described in our 2004 10-K as updated by the disclosures in Item 1 of our first quarter 10-Q and of this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of our current legal actions. An adverse determination in the cases we are currently defending, particularly the claims against us described in our 2004 10-K as updated by the disclosures in Item 1 of our first quarter 10-Q and of this report, could have a material adverse effect on us, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998 in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. A trial on these matters commenced in March 2004. The court elected to hold the trial in two phases: a patent phase and an antitrust phase. In the patent phase, which has concluded, the jury found that MJ Research infringed U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). The jury found the infringement of the ‘195, ‘202, ‘188 and ‘493 patents to be willful. In addition to direct infringement by MJ Research of the ‘610 and ‘675 patents, the jury found that MJ Research induced its customers to infringe all of the patents and contributed to infringement by its customers of the ‘610 and ‘675 patents. In April 2004, the jury awarded damages to us and Roche Molecular Systems, also a party to the litigation, in the amount of $19.8 million. We are seeking, with Roche Molecular Systems, an enhancement of damages, including legal fees, since several infringements were found to be willful. Additionally, we are seeking an injunction against MJ Research. Subsequent to the patent phase of the trial, on December 22, 2004, the court granted summary judgments in our favor with regard to MJ Research’s patent misuse and federal antitrust claims. MJ Research has filed a motion with the Court seeking reconsideration of one of the Court’s patent misuse rulings. The court has informed the parties that it will decide the remaining issues without any further trial proceedings.

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics. On March 1, 2004, the Superior Court denied Roche’s motion to compel arbitration but Roche successfully appealed that decision. Accordingly, on January 7, 2005, the Superior Court issued an order staying the proceedings in that court pending the completion of the arbitration proceedings.

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that defendants’ activities involving instruments for real time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. On December 27, 2004, Stratagene answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed by Stratagene. Stratagene seeks dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed by Stratagene, costs and expenses, and other relief as the court deems proper.

Thermo Finnigan LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware on December 8, 2004. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses and other relief as the court deems proper.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the second quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-October 31, 2004	—	$ —	—	$ —
November 1-November 30, 2004	—	$ —	—	$ —
December 1- December 31, 2004	—	$ —	—	$ —

Total	—	$ —	—	$ —

(1)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of fiscal 2005.

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the second quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1-October 31, 2004	—	$ —	—	$ —
November 1-November 30, 2004	—	$ —	—	$ —
December 1-December 31, 2004	—	$ —	—	$ —

Total	—	$ —	—	$ —

(1)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of fiscal 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on October 21, 2004. At that meeting, our stockholders elected all of the nominees for director, ratified the selection of our independent accountants, and approved all other proposals submitted to our stockholders for approval at the meeting, each as described in the Notice of Annual Meeting and Proxy Statement dated September 15, 2004. The results of the voting of the stockholders with respect to these matters is set forth below.

I.	Election of Directors.
	Total Vote For Each Director	Total Vote Withheld From Each Director

Richard H. Ayers	199,539,883	9,131,464
Jean-Luc Bélingard	200,478,272	8,193,075
Robert H. Hayes	199,463,516	9,207,831
Arnold J. Levine	201,317,025	7,354,322
William H. Longfield	201,960,975	6,710,372
Theodore E. Martin	200,872,695	7,798,652
Carolyn W. Slayman	201,889,822	6,781,525
Orin R. Smith	201,869,976	6,801,371
James R. Tobin	200,881,633	7,789,714
Tony L. White	200,457,953	8,213,394

II.	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2005.

FOR	AGAINST	ABSTAIN

205,693,891	2,006,890	970,566

III.	Approval of amendments to the Applera Corporation 1999 Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

172,342,953	8,080,255	2,570,750	25,677,389

IV.	Approval of the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

121,938,256	58,456,482	2,599,220	25,677,389

V.	Approval of the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

121,018,746	59,382,771	2,592,440	25,677,389

Item 5. Other Information.

In April 2002, the Celera Genomics Group and the Applied Biosystems group entered into a ten-year marketing and distribution agreement pursuant to which the Applied Biosystems group became the exclusive distributor of the CDS online platform operated by the Celera Genomics group and related human genetic and other biological and medical information. As a result of this arrangement, the Applied Biosystems group integrated CDS and other genomic and biological information into its product offerings. In exchange for the rights it acquired under the marketing and distribution agreement, the Applied Biosystems group agreed to pay royalties to the Celera Genomics group based on revenues generated by sales of some products of the Applied Biosystems group from July 1, 2002, when exclusivity commenced under the agreement, through the end of fiscal 2012. The royalty rate, as originally approved by our board of directors, was progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate became a fixed percentage of sales starting in fiscal 2009, and the rate declined each succeeding fiscal year through fiscal 2012. For fiscal 2005, the royalty rate is expected to be 3%. The products subject to the royalties generally include some reagents, referred to as “probes” and “primers,” and arrays developed with reference to the genomic and biological information accessed by the Applied Biosystems group under the agreement, and new database subscriptions sold by the Applied Biosystems group. As a result, current products that generate royalties include the Applied Biosystems group’s TaqMan® assays, SNPlex™ Genotyping System, VariantSEQr™ Resequencing System, arrays used with the Expression Array System, and TaqMan Low Density Arrays.

To date, the Applied Biosystems group’s experience with the development and commercialization of products covered by the agreement has varied from the original assumptions on which the terms and conditions of the agreement were established. Accordingly, based upon review by our board of directors of past performance, current business conditions, and future expectations with respect to the agreement, as compared to original expectations, the board approved the following amendments to the agreement, effective February 4, 2005. The board took this action consistent with its authority under the agreement and its responsibility to monitor the performance of the groups thereunder.

•	The term of the agreement was extended from ten to 15 years, so that the term now runs through the end of our 2017 fiscal year.

•	The royalty rate was modified such that (i) for prior fiscal years and the current fiscal year, the rate that applied and that will be applied will be as described above, but (ii) beginning in our 2006 fiscal year, the royalty rate will be fixed at 4% through the remaining term of the agreement.

Because of uncertainty regarding sales of royalty-bearing products over the term of the agreement, we are unable to predict the financial impact of the amended agreement on either group.

Pursuant to the marketing and distribution agreement, the Celera Genomics group has been and will continue to be responsible for the performance of its obligations under all contracts relating to its information products and services either existing on June 30, 2002 (including certain renewals, if any, of these contracts) and is entitled to receive all revenues and other benefits under, and is responsible for all costs and expenses associated with, such contracts.

Assuming the Celera Genomics group continues to perform under its existing contracts, the Applied Biosystems group has agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization from these contracts during the four fiscal years ending with fiscal year 2006 below $62.5 million, if the shortfall is due to the actions of the Applied Biosystems group including changes in marketing strategy for CDS. However, this commitment is also subject to the Celera Genomics group otherwise continuing to perform under these contracts, and does not protect the Celera Genomics group from lost revenue due to other circumstances such as customer bankruptcy or default.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Amendment, dated as of February 4, 2005, to Celera Genomics/Applied Biosystems Marketing and Distribution Agreement among Applera Corporation, the Applied Biosystems group of Applera Corporation, and the Celera Genomics group of Applera Corporation.

10.2	Form of notice to directors, officers, and other employees regarding January 20, 2005, acceleration of stock option vesting, including notice to directors and executive officers regarding restrictions imposed on their accelerated options.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2004, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004 (Commission file number 1-4389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the second quarter of our 2005 fiscal year, we filed the following reports:

(1)	A Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004, to disclose under Items 1.01 and 9.01 thereof: (i) the approval of amendments to some of our equity incentive plans at our 2004 Annual Meeting of Stockholders, which was held on October 21, 2004; (ii) the grant of director stock awards and stock options in connection with the reelection of our directors at our 2004 Annual Meeting of Stockholders; and (iii) our board of directors’ approval of specific performance objectives applicable to our 2005 incentive compensation program;

(2)	A Current Report on Form 8-K dated and filed October 26, 2004, to disclose under Items 2.02 and 9.01 thereof our October 26, 2004, press releases setting forth the financial results of Applera and the Applied Biosystems group and the Celera Genomics group for the first quarter of our 2005 fiscal year; and

(3)	A Current Report on Form 8-K dated November 18, 2004, and filed November 24, 2004, to disclose under Item 5.02 thereof the election of Dennis A. Gilbert, Ph.D., to the position of Vice President-Research and Chief Scientific Officer of the Applied Biosystems group and to the office of Vice President of Applera Corporation.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION

By:	/s/ Dennis L. Winger
Dennis L. Winger
Senior Vice President and
Chief Financial Officer

By:	/s/ Ugo D. DeBlasi
Ugo D. DeBlasi
Vice President and Controller
(Chief Accounting Officer)

Dated: February 7, 2005

Back to Contents

EXHIBIT INDEX

Exhibit Number

10.1	Amendment, dated as of February 4, 2005, to Celera Genomics/Applied Biosystems Marketing and Distribution Agreement among Applera Corporation, the Applied Biosystems group of Applera Corporation, and the Celera Genomics group of Applera Corporation.

10.2	Form of notice to directors, officers, and other employees regarding January 20, 2005, acceleration of stock option vesting, including notice to directors and executive officers regarding restrictions imposed on their accelerated options.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002