Form 10-Q
period 2005-03-31
APPLERA CORP
filed 2005-05-10
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes         No

As of the close of business on May 2, 2005, there were 197,338,970 shares of Applera Corporation-Applied Biosystems Group Common Stock and 73,739,368 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

Back to Contents

APPLERA CORPORATION

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2005	2004	2005

Products	$371,212	$376,866	$1,069,820	$1,084,166
Services	46,331	52,310	134,691	150,894
Other	37,637	40,254	141,041	119,067

Total Net Revenues	455,180	469,430	1,345,552	1,354,127

Products	182,300	180,841	538,516	536,393
Services	24,387	25,662	68,516	70,847
Other	7,900	4,419	25,068	15,270

Total Cost of Sales	214,587	210,922	632,100	622,510

Gross Margin	240,593	258,508	713,452	731,617
Selling, general and administrative	131,878	134,422	377,555	390,223
Research, development and engineering	89,249	86,844	265,197	248,191
Amortization of intangible assets	725	725	2,175	2,175
Employee-related charges, asset impairments and other	6,287	(951)	5,672	14,422
Asset dispositions and litigation settlements	(6,660)		(6,660)	(38,172)

Operating Income	19,114	37,468	69,513	114,778
Gain on investments, net	3,641		10,672
Interest expense	(79)	(71)	(381)	(97)
Interest income	5,580	7,572	17,802	19,675
Other income (expense), net	338	743	1,294	3,910

Income before Income Taxes	28,594	45,712	98,900	138,266
Provision for income taxes	6,451	11,038	18,174	32,626

Net Income	$22,143	$34,674	$80,726	$105,640

Applied Biosystems Group (see Note 2)
Net Income per Share
Basic	$0.23	$0.28	$0.64	$0.85
Diluted	$0.22	$0.28	$0.63	$0.84

Dividends Declared per Share	$0.0425	$0.0425	$0.1275	$0.1275

Celera Genomics Group (see Note 2)
Net Loss per Share
Basic and diluted	$(0.30)	$(0.29)	$(0.71)	$(0.83)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Contents

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(unaudited)
(Dollar amounts in thousands)

	At June 30,	At March 31,
	2004	2005

Assets
Current assets
Cash and cash equivalents	$507,870	$739,028
Short-term investments	742,871	585,522
Accounts receivable, net	392,170	383,646
Inventories, net	140,796	140,631
Prepaid expenses and other current assets	139,701	160,468

Total current assets	1,923,408	2,009,295
Property, plant and equipment, net	446,027	454,686
Other long-term assets	603,416	610,192

Total Assets	$2,972,851	$3,074,173

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6,081	$—
Accounts payable	147,995	157,651
Accrued salaries and wages	89,704	73,836
Accrued taxes on income	80,599	67,197
Other accrued expenses	272,389	264,615

Total current liabilities	596,768	563,299
Other long-term liabilities	195,034	194,285

Total Liabilities	791,802	757,584

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,130	2,130
Applera Corporation–Celera Genomics Group	731	737
Capital in excess of par value	2,111,805	2,124,751
Retained earnings	441,069	517,518
Accumulated other comprehensive gain (loss)	(15,683)	4,879
Treasury stock, at cost	(359,003)	(333,426)

Total Stockholders’ Equity	2,181,049	2,316,589

Total Liabilities and Stockholders’ Equity	$2,972,851	$3,074,173

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Contents

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Nine months ended March 31,

	2004	2005
Operating Activities of Continuing Operations
Net income	$80,726	$105,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,294	76,882
Asset impairments		4,200
Provisions for employee-related charges and other	4,843	6,945
Share-based compensation programs	3,047	6,342
Gain from investments and sale of assets, net	(10,606)	(29,662)
Deferred income taxes	(24,047)	(8,413)
Loss from equity method investees	366
Changes in operating assets and liabilities:
Accounts receivable	75,094	22,441
Inventories	(2,695)	(151)
Prepaid expenses and other assets	(2,232)	(3,374)
Accounts payable and other liabilities	(87,556)	(54,412)

Net Cash Provided by Operating Activities of Continuing Operations	133,234	126,438

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(51,339)	(69,990)
Proceeds from maturities of available-for-sale investments	1,827,628	1,722,460
Proceeds from sales of available-for-sale investments	894,704	563,348
Purchases of available-for-sale investments	(2,619,209)	(2,130,228)
Acquisitions and other investments, net	(288)	(231)
Proceeds from the sale of assets, net	1,907	7,085

Net Cash Provided by Investing Activities of Continuing Operations	53,403	92,444

Net Cash Provided (Used) by Operating Activities of Discontinued Operations	(195)	488

Financing Activities
Principal payments on debt	(10,000)	(6,000)
Dividends	(35,107)	(25,019)
Purchases of common stock for treasury	(199,999)
Proceeds from stock issued for stock plans	22,423	25,676

Net Cash Used by Financing Activities	(222,683)	(5,343)

Effect of Exchange Rate Changes on Cash	17,367	17,131

Net Change in Cash and Cash Equivalents	(18,874)	231,158
Cash and Cash Equivalents Beginning of Period	646,883	507,870

Cash and Cash Equivalents End of Period	$628,009	$739,028

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

We have reclassified some prior period amounts in the condensed consolidated financial statements and notes for comparative purposes.

During the third quarter of fiscal 2005, we reclassified certain costs supporting our patent related activities from R&D expenses to SG&A expenses.  The reclassification of expenses from R&D to SG&A had no impact on net income or EPS. For fiscal 2005, the third quarter amount was approximately $6 million and the nine-month amount was approximately $18 million. For fiscal 2004, the third quarter amount was approximately $5 million and the nine-month amount was approximately $17 million.

Commencing in the third quarter of fiscal 2005, we began classifying all of our investments in auction rate securities as short-term investments. Prior to this, some of these securities were included in cash and cash equivalents. Short-term investments included approximately $8 million at March 31, 2005, and $62 million at June 30, 2004, of auction rate securities. This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

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

FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," (“SFAS No. 109”) with respect to recording the potential impact of the repatriation

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. It is expected that a repatriation plan will be presented to our board of directors before the end of fiscal 2005. If approved, we will record a one-time tax charge associated with the repatriation.

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

Note 2 – Earnings (Loss) per Share and Stock-Based Compensation

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2004	2005	2004	2005

Net income (loss)	$46.0	$55.5	$(21.9)	$(21.0)
Allocated interperiod taxes		0.1

Total net income (loss) allocated	46.0	55.6	(21.9)	(21.0)
Less dividends declared on common stock	8.6	8.4

Undistributed earnings (loss)	$37.4	$47.2	$(21.9)	$(21.0)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.19	0.24	(0.30)	(0.29)

Total basic earnings (loss) per share	$0.23	$0.28	$(0.30)	$(0.29)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.18	0.24	(0.30)	(0.29)

Total diluted earnings (loss) per share	$0.22	$0.28	$(0.30)	$(0.29)

Weighted average number of common shares
Basic	204.0	196.4	72.6	73.4
Common stock equivalents	4.4	2.7

Diluted	208.4	199.1	72.6	73.4

(1) Amounts represent actual dividend per share distributed.

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the nine months ended March 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2004	2005	2004	2005

Net income (loss)	$131.8	$165.3	$(51.7)	$(60.8)
Allocated interperiod taxes		1.1

Total net income (loss) allocated	131.8	166.4	(51.7)	(60.8)
Less dividends declared on common stock	26.2	25.0

Undistributed earnings (loss)	$105.6	$141.4	$(51.7)	$(60.8)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.13	$0.13	$—	$—
Basic undistributed earnings (loss) per share	0.51	0.72	(0.71)	(0.83)

Total basic earnings (loss) per share	$0.64	$0.85	$(0.71)	$(0.83)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$0.13	$0.13	$—	$—
Diluted undistributed earnings (loss) per share	0.50	0.71	(0.71)	(0.83)

Total diluted earnings (loss) per share	$0.63	$0.84	$(0.71)	$(0.83)

Weighted average number of common shares
Basic	206.4	195.9	72.4	73.2
Common stock equivalents	4.1	2.7

Diluted	210.5	198.6	72.4	73.2

(1) Amounts represent actual dividend per share distributed.

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options and warrants to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three and nine months ended March 31:

(Shares in millions)	2004	2005

Applera Corporation-Applied Biosystems Group Common Stock	16.5	20.1
Applera-Celera Genomics stock	11.8	11.5

On January 20, 2005, our board of directors accelerated the vesting of substantially all unvested stock options previously awarded to employees, officers, and directors in light of the new accounting requirements of SFAS No. 123R. Options based on performance and options held by employees in certain foreign countries were not subject to the acceleration. In addition, in order to prevent unintended personal benefits to directors, officers, and other senior management, the board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. Our board of directors took the action based on the belief that it was in the best interest of shareholders as it will reduce our reported compensation expense in future periods. As a result of this acceleration, during the third quarter of fiscal 2005 the Applied Biosystems group recorded a pre-tax charge of $1.7 million and the Celera Genomics group recorded a pre-tax charge of $1.1 million of compensation cost that represents the intrinsic value measured at the acceleration date for the estimated number of awards that, absent the

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

acceleration, would have expired unexercisable. Our pro forma tables below include the acceleration of the unamortized portion of unvested stock options, which resulted in an additional pre-tax amount of approximately $97 million for the Applied Biosystems group and approximately $19 million for the Celera Genomics group for the third quarter of fiscal 2005.

The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share as if we had applied the fair value method of accounting for employee stock plans as required by SFAS No. 123.

The earnings (loss) per share and pro forma effects on results for the three months ended March 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2004	2005

Net income, as reported		$22.1	$34.7
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	0.6	2.9
Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax	29.3	110.5

Pro forma net loss		$(6.6)	$(72.9)

		Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)		2004	2005	2004	2005

Total net income (loss) allocated, as calculated above		$46.0	$55.6	$(21.9)	$(21.0)
Add:	Stock-based employee compensation expense
	included in reported net income (loss), net of tax	0.4	1.8	0.2	1.1
Deduct:	Stock-based employee compensation expense
	determined under fair value based method,
	net of tax	23.7	91.6	5.6	18.9

Pro forma net income (loss)		$22.7	$(34.2)	$(27.3)	$(38.8)

Earnings (loss) per share
	Basic – as reported	$0.23	$0.28	$(0.30)	$(0.29)
	Basic – pro forma	$0.11	$(0.17)	$(0.38)	$(0.53)
	Diluted – as reported	$0.22	$0.28	$(0.30)	$(0.29)
	Diluted – pro forma	$0.11	$(0.17)	$(0.38)	$(0.53)

The earnings (loss) per share and pro forma effects on results for the nine months ended March 31 are presented below:

		Applera Corporation

(Dollar amounts in millions)		2004	2005

Net income, as reported		$80.7	$105.6
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	1.8	4.3
Deduct:	Stock-based employee compensation expense
	determined under fair value based method, net of tax	100.2	145.6

Pro forma net loss		$(17.7)	$(35.7)

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

		Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)		2004	2005	2004	2005

Total net income (loss) allocated, as calculated above		$131.8	$166.4	$(51.7)	$(60.8)
Add:	Stock-based employee compensation expense
	included in reported net income (loss), net of tax	1.2	2.7	0.6	1.6
Deduct:	Stock-based employee compensation expense
	determined under fair value based method,
	net of tax	81.5	120.5	18.7	25.1

Pro forma net income (loss)		$51.5	$48.6	$(69.8)	$(84.3)

Earnings (loss) per share
	Basic – as reported	$0.64	$0.85	$(0.71)	$(0.83)
	Basic – pro forma	$0.25	$0.25	$(0.96)	$(1.15)
	Diluted – as reported	$0.63	$0.84	$(0.71)	$(0.83)
	Diluted – pro forma	$0.24	$0.24	$(0.96)	$(1.15)

In determining the pro forma impact for employee stock plans under SFAS No. 123, we estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,

	2004	2005	2004	2005

Applied Biosystems Group
Dividend yield	0.8%	0.9%	0.8%	0.9%
Volatility	71%	65%	71%	68%
Risk-free interest rate	3.2%	3.7%	3.2%	3.5%
Expected option life in years	5	5	5	5

Celera Genomics Group
Volatility	78%	45%	88%	53%
Risk-free interest rate	3.2%	3.6%	3.2%	3.5%
Expected option life in years	4	4	4	4

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 3 – Items Impacting Comparability

The following table summarizes significant charges and income for the three and nine months ended March 31:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Severance and benefit costs	$(6.3)	$—	$(6.3)	$(11.3)
Excess lease space				(3.8)
Asset impairments				(0.2)
Reduction of expected costs		0.9	0.6	0.9

Total employee-related charges, asset impairments, and other	$(6.3)	$0.9	$(5.7)	$(14.4)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$—	$(1.7)
Asset dispositions and litigation settlement	6.7		6.7	38.2
Investment gains	3.6		11.2

Employee-Related Charges, Asset Impairments, and Other

Applied Biosystems group
Fiscal 2005
During the first nine months of fiscal 2005, the Applied Biosystems group recorded pre-tax charges of $12.5 million in employee-related charges, asset impairments, and other, of which $10.2 million was for employee terminations and $2.3 million related to the cost of excess lease space at a facility in Massachusetts. Of the $12.5 million in charges, $5.2 million was recorded in the second quarter of fiscal 2005, consisting of $2.9 million for employee terminations and $2.3 million related to the cost of excess lease space. The remaining balance was recorded in the first quarter of fiscal 2005. The charge for the excess lease space represents the estimated cost of excess facility space less estimated future sublease income for a lease that extends through fiscal 2011. In the third quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax benefit of $0.2 million for reductions in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2003 through fiscal 2005. Additionally, in the third quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax benefit of $0.7 million as a result of the repayment of a loan by HTS Biosystems, Inc. that was previously written off in the fourth quarter of fiscal 2004.

The fiscal 2005 severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.

As of March 31, 2005, the majority of the employees affected by the staff reductions had been terminated. Through March 31, 2005, we made cash payments of $7.2 million related to the first quarter termination charge and $2.3 million related to the second quarter termination charge. The cash expenditures were funded by cash provided by operating activities. The majority of the remaining cash expenditures of $0.7 million, which relate to the severance charge recorded in the second quarter of fiscal 2005, are expected to be disbursed during the fourth quarter of fiscal 2005.

Fiscal 2004
During the third quarter of fiscal 2004, the Applied Biosystems group recorded pre-tax charges of $6.3 million in employee-related charges, asset impairments, and other for employee terminations. All payments were made by December 31, 2004.

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

Other
During the first nine months of fiscal 2005, the Applied Biosystems group made cash payments of $1.9 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2005. The remaining cash payments of $0.6 million, which relate to a fiscal 2003 severance charge, are expected to be disbursed in fiscal 2007.

Celera Genomics group
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations at Paracel, Inc., a business we acquired in fiscal 2000. Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services and government markets. Since the focus of the Celera Genomics group has shifted to targeted therapeutics, Paracel was no longer deemed strategic to the overall business. The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments, and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments. The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory.

The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual initially recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write off related fixed assets.

As of March 31, 2005, the majority of the affected Paracel employees had been terminated and we had made $0.9 million of cash payments related to these terminations. The cash expenditures were funded by available cash. The remaining cash expenditures related to the employee terminations of $0.2 million are expected to be disbursed by the end of calendar 2005.

Other Events Impacting Comparability

Asset dispositions and litigation settlement
During the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the existing joint venture in life science mass spectrometry with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets. The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in each of October 2007, 2008, and 2009.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim and a breach of contract claim.

In March 2004, the Applied Biosystems group and MDS Inc., through the Applied Biosystems/MDS Sciex Instruments joint venture, received a payment of $18.1 million from Waters Technologies Corporation in connection with the resolution of patent infringement claims between the parties. The Applied Biosystems group recorded a net gain of $6.7 million from legal settlements, including its share of the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation. This net gain was recorded in litigation settlements.

Investments
The Applied Biosystems group recorded pre-tax gains of $3.6 million in the third quarter of fiscal 2004 and $11.2 million in the first nine months of fiscal 2004 related primarily to the sales of minority equity investments. These investment sales resulted from management’s decision to liquidate non-strategic investments.

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

Note 4 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) was as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Net income	$22.1	$34.7	$80.7	$105.6
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(1.1)	(3.6)	2.3	(5.0)
Net unrealized gains on investments reclassified into earnings	(2.4)		(8.1)
Net unrealized gains (losses) on hedge contracts	(3.6)	8.1	(27.9)	(11.8)
Net unrealized losses on hedge contracts reclassified into earnings	9.1	2.3	21.4	10.0
Foreign currency translation adjustments	5.9	(25.2)	46.6	27.4

Total other comprehensive gain (loss)	7.9	(18.4)	34.3	20.6

Total comprehensive gain	$30.0	$16.3	$115.0	$126.2

Note 5 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2004	March 31, 2005

Raw materials and supplies	$52.6	$53.0
Work-in-process	7.4	7.9
Finished products	80.8	79.7

Total inventories, net	$140.8	$140.6

Note 6 – Assets Held for Sale

In fiscal 2004, the Celera Genomics group decided to pursue the sale of its Rockville, Maryland facility. As a result of this decision, in the fourth quarter of fiscal 2004, we reclassified $40.3 million of property, plant and equipment into assets held for sale within prepaid expenses and other current assets and recorded an $18.1 million pre-tax charge that represented the estimated loss on the disposal of the Rockville facility.

On April 7, 2005, subsequent to the third quarter of fiscal 2005, the Celera Genomics group completed the sale of the Rockville facility. The Celera Genomics group received net proceeds of $42.4 million from the sale. The receipt of this cash will be recorded in the fourth quarter of fiscal 2005. In connection with the facility sale, the Celera Genomics group will recognize, in the fourth quarter of fiscal 2005, an approximate $3.6 million favorable pre-tax adjustment to the charge previously recorded in the fourth quarter of fiscal 2004.

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 7 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

		June 30, 2004		March 31, 2005

(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	8.0	$25.5	$18.8	$25.5	$20.2
Acquired technology	6.4	60.1	35.5	60.1	40.9
Favorable operating leases	4.0	11.6	7.6	11.6	9.8

Total		$97.2	$61.9	$97.2	$70.9

Aggregate amortization expense was as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Applied Biosystems group	$2.5	$1.7	$7.5	$5.2
Celera Genomics group	0.7	0.7	2.2	2.2
Celera Diagnostics	0.5	0.6	1.6	1.6

Consolidated	$3.7	$3.0	$11.3	$9.0

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets, and Celera Diagnostics records amortization expense in cost of sales.

At March 31, 2005, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

2005	$6.9	$2.9	$2.2	$12.0
2006	6.5	1.1	2.2	9.8
2007	5.3		2.0	7.3
2008	2.6		0.4	3.0
2009	1.6			1.6

The carrying amount of goodwill at June 30, 2004, and March 31, 2005 was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 8 – Debt

In the first quarter of fiscal 2005, we repaid, on behalf of the Celera Genomics group, the remaining $6.0 million in principal amount of our 8% senior secured convertible notes that matured in that quarter. The notes were assumed in connection with the acquisition of Axys Pharmaceuticals, Inc. A portion of the proceeds from the principal and interest received on non-callable U.S. government obligations, which were pledged as collateral for the notes, was used to fund the interest and principal payments under the notes.

We previously maintained a $50 million revolving credit agreement with three banks that was scheduled to expire on April 20, 2005, under which there were no borrowings outstanding at March 31, 2005. On April 15, 2005, we entered into a five-year, $200 million,

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

unsecured revolving credit facility with four banks. Borrowings under the credit facility may be made in U.S. dollars and other currencies, and interest rates will vary depending on whether the borrowings are undertaken in the domestic or eurodollar markets. Commitment and facility fees are based on our long-term senior unsecured non-credit enhanced debt ratings. Concurrent with this transaction, the $50 million revolving credit agreement was terminated.

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activities for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2004	2005

Tax benefit related to employee stock options	$2.1	$2.6
Issuances of restricted stock	$6.6	$0.8

Note 10 – Guarantees

Leases
The Applied Biosystems group provides lease-financing options to its customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions upon the completion of installation/acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2005, the financing companies’ outstanding balance of lease receivables with recourse to us was $8.7 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $53 million at March 31, 2005, is not expected to have a material adverse effect on our consolidated statement of financial position.

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

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table provides an analysis of the warranty reserve for the nine months ended March 31:

(Dollar amount in millions)	2004	2005

Balance at June 30	$15.1	$15.9
Accruals for warranties	23.4	15.3
Usage of reserve	(22.3)	(16.8)

Balance at March 31	$16.2	$14.4

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and nine months ended March 31 were as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Pension
Service cost	$2.7	$0.8	$8.1	$1.8
Interest cost	9.2	9.9	27.1	29.8
Expected return on plan assets	(9.3)	(10.4)	(28.1)	(31.4)
Amortization of prior service cost				(0.1)
Amortization of losses	1.0	0.9	3.1	2.7

Net periodic expense	$3.6	$1.2	$10.2	$2.8

Postretirement Benefit
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.1	1.0	3.6	3.0
Amortization of (gains) losses		(0.1)	0.1	(0.4)

Net periodic expense	$1.2	$1.0	$3.9	$2.8

The accrual of future service benefits for all participants in our U.S. pension plan was frozen as of June 30, 2004.

We contributed, on behalf of the Applied Biosystems group, $0.7 million to our foreign pension plans during the nine months ended March 31, 2005, and we expect to fund approximately an additional $0.4 million during the remainder of fiscal 2005. We contributed approximately $5 million to the postretirement plan during the nine months ended March 31, 2005, and we expect to fund approximately an additional $2 million during the remainder of fiscal 2005.

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

Applera and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera Genomics stock in our follow-on public offering of Applera-Celera Genomics stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera Genomics stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the Court certified the case as a class action.

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ’195, ’202, ’188 and ’493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. Additionally, we are seeking an injunction against MJ Research. MJ Research has filed a notice of appeal.

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

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics. On March 1, 2004, the Superior Court denied Roche’s motion to compel arbitration, but Roche successfully appealed that decision. Accordingly, on January 7, 2005, the Superior Court issued an order staying the proceedings in that court pending the completion of the arbitration proceedings. Effective May 6, 2005, the parties signed agreements settling these disputes and they intend to jointly seek dismissal of the litigation and arbitration proceedings.

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

Bio-Rad Laboratories, Inc. filed a patent infringement, trademark infringement, and unfair competition action against us in the U.S. District Court for the Northern District of California on December 26, 2002. The complaint alleges that we are infringing Bio-Rad’s U.S. Pat. No. 5,089,011, entitled "Electrophoretic Sieving in Gel-Free Media with Dissolved Polymers," and infringing Bio-Rad’s "Bio-Rad" trademark. They filed a third amended complaint against us on May 30, 2003. The allegedly infringing products according to the third amended complaint are instruments using, and reagents used for, capillary electrophoresis, and products using the BioCAD name. Bio-Rad submitted its final infringement contentions under the local court rules on April 22, 2004, and the parties held a court-ordered mediation conference on July 19, 2004. Bio-Rad is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that defendants’ activities involving instruments for real time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad, MJ Research, and Stratagene have each answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed. Bio-Rad, MJ Research, and Stratagene seek dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

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

In April 2002, the Celera Genomics Group and the Applied Biosystems group entered into a ten-year marketing and distribution agreement pursuant to which the Applied Biosystems group became the exclusive distributor of the CDS online platform operated by the Celera Genomics group and related human genetic and other biological and medical information. As a result of this arrangement, the Applied Biosystems group integrated CDS and other genomic and biological information into its product offerings. In exchange for the rights it acquired under the marketing and distribution agreement, the Applied Biosystems group agreed to pay royalties to the Celera Genomics group based on revenues generated by sales of some products of the Applied Biosystems group from July 1, 2002, when exclusivity

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

commenced under the agreement, through the end of fiscal 2012. The royalty rate, as originally approved by our board of directors, was progressive, up to a maximum of 5%, with the level of sales through fiscal 2008. The royalty rate became a fixed percentage of sales starting in fiscal 2009, and the rate declined each succeeding fiscal year through fiscal 2012. For fiscal 2005, the royalty rate is expected to be 3%. The products subject to the royalties generally include some reagents, referred to as “probes” and “primers,” and arrays developed with reference to the genomic and biological information accessed by the Applied Biosystems group under the agreement, and any database subscriptions sold by the Applied Biosystems group. As a result, current products that generate royalties include the Applied Biosystems group’s TaqMan® assays, SNPlex™ Genotyping System, VariantSEQr™ Resequencing System, arrays used with the Expression Array System, and TaqMan Low Density Arrays.

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

On April 26, 2005, the Celera Genomics group announced its intention to substantially discontinue the operations of its information products and services business, including the CDS (the “Online/Information Business), effective June 30, 2005, concurrently with the expiration of substantially all of its outstanding contractual obligations to Online/Information Business customers. Pursuant to the marketing and distribution agreement, the Celera Genomics group has been and will continue to be responsible for the performance of its obligations under all contracts relating to the Online/Information Business existing on June 30, 2002 (including certain renewals of these contracts) and is entitled to receive all revenues and other benefits under, and is responsible for all costs and expenses associated with, such contracts. Most of these contracts have terminated or will terminate before June 30, 2005. Assuming the Celera Genomics group continues to perform under its existing contracts, the Applied Biosystems group agreed to reimburse the Celera Genomics group for any shortfall in earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from these contracts during the four fiscal years ending with fiscal year 2006 below $62.5 million, if the shortfall is due to the actions of the Applied Biosystems group. It is expected that this EBITDA target will have been met as of the time that the Celera Genomics group substantially discontinues the Online/Information Business operations as described above and that the Applied Biosystems group will not have to make any payments pursuant to this reimbursement provision. The Celera Genomics group will continue to receive royalties on sales of some products of the Applied Biosystems group under the marketing and distribution agreement as described above.

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

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table summarizes revenues earned between segments:

	Three months ended		Nine months ended
	March 31,		March 31,
(Dollar amounts in millions)	2004	2005	2004	2005

Applied Biosystems Group
Sales to the Celera Genomics group (1)	$1.0	$1.1	$2.0	$2.4
Sales to Celera Diagnostics (1)	1.3	0.7	6.0	2.0

Celera Genomics Group
Royalties from the Applied Biosystems group (2)	$0.7	$0.8	$1.9	$2.2

(1)	The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group and Celera Diagnostics.

(2)	The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System TM (“CDS”) and some other genomic and biological information under a marketing and distribution agreement.

The following table summarizes additional related party transactions between segments:

	Nine months ended
	March 31,
(Dollar amounts in millions)	2004	2005

Applied Biosystems Group
Nonreimbursable utilization of tax benefits (1)	$26.0	$36.7
Payments for reimbursable utilization of tax benefits (2)	14.5	11.7
Funding of Celera Diagnostics (3)	5.1	3.5

Celera Genomics Group
Funding of Celera Diagnostics (4)	$32.8	$23.1

(1)	The Applied Biosystems group received, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

(2)	The Applied Biosystems group paid the Celera Genomics group for the use of existing tax benefits acquired by the Celera Genomics group in business combinations and other tax benefits, including those associated with Celera Diagnostics in accordance with our tax allocation policy.

(3)	The Applied Biosystems group recorded its share of capital expenditures and working capital funding for Celera Diagnostics.

(4)	The Celera Genomics group recorded its share of funding of cash operating losses, capital expenditures and working capital for Celera Diagnostics.

For the three and nine month periods ended March 31, 2004 and 2005, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses of Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$374,033	$485	$2,348	$—	$376,866
Services	51,121	870	319		52,310
Other	27,850	6,029	6,375		40,254

Net revenues from external customers	453,004	7,384	9,042	—	469,430
Intersegment revenues	1,779	788		(2,567)

Total Net Revenues	454,783	8,172	9,042	(2,567)	469,430

Products	179,238	66	2,980	(1,443)	180,841
Services	25,137	704		(179)	25,662
Other	3,308	357	810	(56)	4,419

Cost of Sales	207,683	1,127	3,790	(1,678)	210,922

Gross Margin	247,100	7,045	5,252	(889)	258,508
Selling, general and administrative	112,466	5,581	3,181	13,194	134,422
Corporate allocated expenses	10,982	1,538	674	(13,194)
Research, development and engineering	50,945	27,657	9,177	(935)	86,844
Amortization of intangible assets		725			725
Employee-related charges, asset impairments, and other	(951)				(951)

Operating Income (Loss)	73,658	(28,456)	(7,780)	46	37,468
Interest income, net	3,524	3,977			7,501
Other income (expense), net	748	(5)			743
Loss from joint venture		(7,780)		7,780

Income (Loss) before Income Taxes	77,930	(32,264)	(7,780)	7,826	45,712
Provision (benefit) for income taxes	22,382	(11,292)		(52)	11,038

Net Income (Loss)	$55,548	$(20,972)	$(7,780)	$7,878	$34,674

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$1,077,789	$1,422	$4,955	$—	$1,084,166
Services	146,874	1,873	2,147		150,894
Other	79,500	20,566	19,001		119,067

Net revenues from external customers	1,304,163	23,861	26,103	—	1,354,127
Intersegment revenues	4,371	2,177		(6,548)

Total Net Revenues	1,308,534	26,038	26,103	(6,548)	1,354,127

Products	530,868	2,349	5,510	(2,334)	536,393
Services	69,754	1,479		(386)	70,847
Other	10,085	1,119	5,698	(1,632)	15,270

Cost of Sales	610,707	4,947	11,208	(4,352)	622,510

Gross Margin	697,827	21,091	14,895	(2,196)	731,617
Selling, general and administrative	329,341	14,687	7,979	38,216	390,223
Corporate allocated expenses	31,544	4,627	2,045	(38,216)
Research, development and engineering	143,954	76,241	30,178	(2,182)	248,191
Amortization of intangible assets		2,175			2,175
Employee-related charges, asset impairments, and other	11,576	2,846			14,422
Asset dispositions and litigation settlements	(38,172)				(38,172)

Operating Income (Loss)	219,584	(79,485)	(25,307)	(14)	114,778
Interest income, net	9,404	10,174			19,578
Other income (expense), net	2,769	1,141			3,910
Loss from joint venture		(25,307)		25,307

Income (Loss) before Income Taxes	231,757	(93,477)	(25,307)	25,293	138,266
Provision (benefit) for income taxes	66,438	(32,717)		(1,095)	32,626

Net Income (Loss)	$165,319	$(60,760)	$(25,307)	$26,388	$105,640

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$675,616	$63,412	$—	$—	$739,028
Short-term investments		585,522			585,522
Accounts receivable, net	377,161	1,628	6,618	(1,761)	383,646
Inventories, net	132,690	321	7,620		140,631
Prepaid expenses and other current assets	107,200	47,492	9,705	(3,929)	160,468

Total current assets	1,292,667	698,375	23,943	(5,690)	2,009,295
Property, plant and equipment, net	417,026	31,545	6,718	(603)	454,686
Other long-term assets	461,544	166,631	5,217	(23,200)	610,192

Total Assets	$2,171,237	$896,551	$35,878	$(29,493)	$3,074,173

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$151,177	$6,549	$5,069	$(5,144)	$157,651
Accrued salaries and wages	60,837	9,390	3,609		73,836
Accrued taxes on income	51,811	15,386			67,197
Other accrued expenses	251,315	11,688	2,528	(916)	264,615

Total current liabilities	515,140	43,013	11,206	(6,060)	563,299
Other long-term liabilities	187,212	6,977	96		194,285

Total Liabilities	702,352	49,990	11,302	(6,060)	757,584
Total Stockholders’ Equity	1,468,885	846,561	24,576	(23,433)	2,316,589

Total Liabilities and Stockholders’ Equity	$2,171,237	$896,551	$35,878	$(29,493)	$3,074,173

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$165,319	$(60,760)	$(25,307)	$26,388	$105,640
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	62,600	8,737	5,696	(151)	76,882
Asset impairments	2,315	1,885			4,200
Provisions for employee-related charges and other	4,307	2,638			6,945
Share-based compensation programs	4,077	2,265			6,342
Gain from sale of assets	(29,672)		10		(29,662)
Deferred income taxes	(20,730)	13,909		(1,592)	(8,413)
Loss from joint venture		25,307		(25,307)
Nonreimbursable utilization of intergroup tax benefits	36,650	(36,650)
Changes in operating assets and liabilities:
Accounts receivable	19,733	2,454	86	168	22,441
Inventories	(1,986)	(75)	1,910		(151)
Prepaid expenses and other assets	1,788	699	(5,115)	(746)	(3,374)
Accounts payable and other liabilities	(26,042)	(26,794)	(2,281)	705	(54,412)

Net Cash Provided (Used) by Operating Activities	218,359	(66,385)	(25,001)	(535)	126,438

Investing Activities
Additions to property, plant and equipment, net	(64,532)	(4,425)	(1,568)	535	(69,990)
Proceeds from maturities of available-for-sale investments		1,722,460			1,722,460
Proceeds from sales of available-for-sale investments	158,150	405,198			563,348
Purchases of available-for-sale investments	(109,525)	(2,020,703)			(2,130,228)
Acquisitions and investments in joint venture and other, net	(3,712)	(23,082)		26,563	(231)
Proceeds from the sale of assets, net	7,079		6		7,085

Net Cash Provided (Used) by Investing Activities	(12,540)	79,448	(1,562)	27,098	92,444

Net Cash Provided by Operating Activities of Discontinued Operations	488				488

Financing Activities
Principal payments on debt		(6,000)			(6,000)
Dividends	(25,019)				(25,019)
Net cash funding from groups			26,563	(26,563)
Proceeds from stock issued for stock plans	20,875	4,801			25,676

Net Cash Provided (Used) by Financing Activities	(4,144)	(1,199)	26,563	(26,563)	(5,343)

Effect of Exchange Rate Changes on Cash	17,131				17,131

Net Change in Cash and Cash Equivalents	219,294	11,864	—	—	231,158
Cash and Cash Equivalents Beginning of Period	456,322	51,548			507,870

Cash and Cash Equivalents End of Period	$675,616	$63,412	$—	$—	$739,028

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Consolidating Statement of Operations for the Three Months Ended March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$368,052	$1,025	$2,135	$—	$371,212
Services	45,477	854			46,331
Other	23,738	8,574	5,325		37,637

Net revenues from external customers	437,267	10,453	7,460	—	455,180
Intersegment revenues	2,288	718		(3,006)

Total Net Revenues	439,555	11,171	7,460	(3,006)	455,180

Products	180,471	810	1,755	(736)	182,300
Services	24,442	75		(130)	24,387
Other	4,172	1,079	3,709	(1,060)	7,900

Cost of sales	209,085	1,964	5,464	(1,926)	214,587

Gross Margin	230,470	9,207	1,996	(1,080)	240,593
Selling, general and administrative	107,211	5,636	2,306	16,725	131,878
Corporate allocated expenses	13,707	2,098	920	(16,725)
Research, development and engineering	51,997	27,652	10,682	(1,082)	89,249
Amortization of intangible assets		725			725
Employee-related charges, asset impairments, and other	6,287				6,287
Litigation settlements	(6,660)				(6,660)

Operating Income (Loss)	57,928	(26,904)	(11,912)	2	19,114
Gain on investments, net	3,641				3,641
Interest income, net	2,998	2,503			5,501
Other income (expense), net	(143)	481			338
Loss from joint venture		(11,912)		11,912

Income (Loss) before Income Taxes	64,424	(35,832)	(11,912)	11,914	28,594
Provision (benefit) for income taxes	18,402	(13,974)		2,023	6,451

Net Income (Loss)	$46,022	$(21,858)	$(11,912)	$9,891	$22,143

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$1,059,333	$3,239	$7,248	$—	$1,069,820
Services	131,602	3,089			134,691
Other	81,769	39,519	19,753		141,041

Net revenues from external customers	1,272,704	45,847	27,001	—	1,345,552
Intersegment revenues	7,925	1,899	28	(9,852)

Total Net Revenues	1,280,629	47,746	27,029	(9,852)	1,345,552

Products	533,776	2,131	5,529	(2,920)	538,516
Services	68,860	225		(569)	68,516
Other	11,484	6,010	9,918	(2,344)	25,068

Total Cost of Sales	614,120	8,366	15,447	(5,833)	632,100

Gross Margin	666,509	39,380	11,582	(4,019)	713,452
Selling, general and administrative	308,082	19,993	8,959	40,521	377,555
Corporate allocated expenses	33,229	5,083	2,209	(40,521)
Research, development and engineering	162,823	72,732	33,731	(4,089)	265,197
Amortization of intangible assets		2,175			2,175
Employee-related charges, asset impairments, and other	5,672				5,672
Litigation settlements	(6,660)				(6,660)

Operating Income (Loss)	163,363	(60,603)	(33,317)	70	69,513
Gain (loss) on investments, net	11,180	(508)			10,672
Interest income, net	9,144	8,277			17,421
Other income (expense), net	(103)	1,397			1,294
Loss from joint venture		(33,317)		33,317

Income (Loss) before Income Taxes	183,584	(84,754)	(33,317)	33,387	98,900
Provision (benefit) for income taxes	51,767	(33,054)		(539)	18,174

Net Income (Loss)	$131,817	$(51,700)	$(33,317)	$33,926	$80,726

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Consolidating Statement of Financial Position at June 30, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$456,322	$51,548	$—	$—	$507,870
Short-term investments	48,625	694,246			742,871
Accounts receivable, net	382,977	4,082	6,704	(1,593)	392,170
Inventories, net	129,342	1,924	9,530		140,796
Prepaid expenses and other current assets	92,440	47,346	4,590	(4,675)	139,701

Total current assets	1,109,706	799,146	20,824	(6,268)	1,923,408
Property, plant and equipment, net	402,908	34,093	9,245	(219)	446,027
Other long-term assets	435,146	184,475	6,834	(23,039)	603,416

Total Assets	$1,947,760	$1,017,714	$36,903	$(29,526)	$2,972,851

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$6,081	$—	$—	$6,081
Accounts payable	139,866	9,223	4,767	(5,861)	147,995
Accrued salaries and wages	72,513	12,733	4,458		89,704
Accrued taxes on income	66,967	13,632			80,599
Other accrued expenses	238,340	30,715	3,741	(407)	272,389

Total current liabilities	517,686	72,384	12,966	(6,268)	596,768
Other long-term liabilities	186,516	7,901	617		195,034

Total Liabilities	704,202	80,285	13,583	(6,268)	791,802

Total Stockholders’ Equity	1,243,558	937,429	23,320	(23,258)	2,181,049

Total Liabilities and Stockholders’ Equity	$1,947,760	$1,017,714	$36,903	$(29,526)	$2,972,851

Back to Contents

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities
Net income (loss)	$131,817	$(51,700)	$(33,317)	$33,926	$80,726
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	74,262	16,458	5,672	(98)	96,294
Provisions for severance and related costs	4,843				4,843
Share-based compensation programs	2,348	699			3,047
(Gain) loss from investments and sale of assets, net	(11,356)	750			(10,606)
Deferred income taxes	(25,606)	2,492		(933)	(24,047)
Loss from joint venture and equity method investees		33,683		(33,317)	366
Nonreimbursable utilization of intergroup tax benefits	25,990	(25,990)
Changes in operating assets and liabilities:
Accounts receivable	64,866	13,870	(2,432)	(1,210)	75,094
Inventories	(1,281)	497	(1,909)	(2)	(2,695)
Prepaid expenses and other assets	(1,695)	770	(2,026)	719	(2,232)
Accounts payable and other liabilities	(57,786)	(28,433)	(2,252)	915	(87,556)

Net Cash Provided (Used) by Operating Activities	206,402	(36,904)	(36,264)	—	133,234

Investing Activities
Additions to property, plant and equipment, net	(46,184)	(3,839)	(1,610)	294	(51,339)
Proceeds from maturities of available-for-sale investments		1,827,628			1,827,628
Proceeds from sales of available-for-sale investments	325,382	569,322			894,704
Purchases of available-for-sale investments	(291,700)	(2,327,509)			(2,619,209)
Investments in joint venture and other, net	(5,403)	(32,760)		37,875	(288)
Proceeds from the sale of assets, net	2,135	67		(295)	1,907

Net Cash Provided (Used) by Investing Activities	(15,770)	32,909	(1,610)	37,874	53,403

Net Cash Used by Operating Activities of Discontinued Operations	(195)				(195)

Financing Activities
Principal payments on debt		(10,000)			(10,000)
Dividends	(35,107)				(35,107)
Net cash funding from groups			37,874	(37,874)
Purchases of common stock for treasury	(199,999)				(199,999)
Proceeds from stock issued for stock plans	17,965	4,458			22,423

Net Cash Provided (Used) by Financing Activities	(217,141)	(5,542)	37,874	(37,874)	(222,683)

Effect of Exchange Rate Changes on Cash	17,367				17,367

Net Change in Cash and Cash Equivalents	(9,337)	(9,537)	—	—	(18,874)
Cash and Cash Equivalents Beginning of Period	594,266	52,617			646,883

Cash and Cash Equivalents End of Period	$584,929	$43,080	$—	$—	$628,009

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

We have reclassified some prior period amounts in the condensed consolidated financial statements and notes for comparative purposes.

During the third quarter of fiscal 2005, we reclassified certain costs supporting our patent related activities from R&D expenses to SG&A expenses. The reclassification of expenses from R&D to SG&A had no impact on net income or EPS. For fiscal 2005, the third quarter amount was approximately $6 million and the nine-month amount was approximately $18 million. For fiscal 2004, the third quarter amount was approximately $5 million and the nine-month amount was approximately $17 million.

Commencing in the third quarter of fiscal 2005, we began classifying all of our investments in auction rate securities as short-term investments. Prior to this, some of these securities were included in cash and cash equivalents. Short-term investments included approximately $8 million at March 31, 2005, and $62 million at June 30, 2004, of auction rate securities. This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

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

Business Highlights:

Applied Biosystems Group

•	In January 2005, the Applied Biosystems group began commercial sales of the API 5000™ LC/MS/MS System for small molecule quantification in pharmaceutical drug development. The mass spectrometry system achieves an average nine-fold increase in sensitivity and four-fold improvement in signal-to-noise ratio over other commercially available systems.

•	Also in January, the Applied Biosystems group began commercial sales of the Applied Biosystems 7500 Fast Real-Time PCR System and an optional upgrade kit for the original 7500 Real-Time PCR System to the Fast configuration.

•	In March 2005, the Applied Biosystems group announced a collaborative research study with the National Center for Toxicological Research of the U.S. Food and Drug Administration (“FDA/NCTR”) whereby the Applied Biosystems group will use its Expression Array System and Rat Genome Survey Microarray to investigate the toxicity of a common class of diabetes drugs using samples provided by the FDA/NCTR.

•	In April 2005, the Applied Biosystems group, together with its joint venture partner, MDS Sciex, announced the launch of two new mass spectrometers, the 3200 Q TRAP® and the API 3200™ LC/MS/MS Systems. These systems are designed for food and beverage, environmental, forensic, clinical research, and pharmaceutical analysis markets.

•	Also in April, the Applied Biosystems group announced that the U.S. District Court in New Haven, CT has issued an additional ruling in Applera’s and Roche Molecular Systems’ patent infringement litigation against MJ Research, a division of Bio-Rad Laboratories, Inc. The Court, based on the jury’s April 2004 finding that MJ Research had willfully infringed patents relating to polymerase chain reaction (“PCR”) owned by the Applied Biosystems group and Roche, increased damages awarded to the Applied Biosystems group and Roche to approximately $35 million, in addition to awarding reasonable attorneys’ fees. Please refer to Note 12 to our condensed consolidated financial statements for more information.

•	Also in April, the Applied Biosystems group announced that the Japanese Patent Office has held invalid Applera’s Japanese Patent No. 3136129 covering real-time PCR thermal cycler technology. Applera intends to appeal the decision.

•	On May 9, 2005, the Applied Biosystems group announced that Applera had reached definitive agreement with Hoffmann-La Roche, Inc. and some of its affiliates (“Roche”), effective May 6, 2005, to settle all outstanding litigation and arbitration related to contractual relationships involving rights to and commercialization of PCR and real-time PCR as described under Item 1. “Legal Proceedings” in Part II of this report. The parties intend to jointly seek dismissal of the litigation and arbitration proceedings. In connection with the settlement, the parties amended some licenses granted by each party to the other in the research, applied markets, and diagnostics fields, worldwide. In addition, Applera has become the exclusive licensor of Roche patents covering reagents and methods for practicing real-time PCR in the life science research and applied fields. This will allow the Applied Biosystems group to expand the existing PCR licensing program to include these real-time PCR patents. The settlement also releases the Applied Biosystems group, beginning in May 2007, from its obligations to purchase some enzymes and other PCR-related reagent products from Roche under pre-existing supply agreements.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

Celera Genomics Group

•	In January 2005, the Celera Genomics group announced progress within its portfolio of preclinical therapeutic programs. The Celera Genomics group advanced its third preclinical small molecule program into candidate selection. The primary indication for the program is in the treatment of psoriasis, and other immune-mediated diseases are under consideration. In addition, the Celera Genomics group initiated lead identification against a cancer target identified and validated through its proteomics research.

•	In April 2005, the Celera Genomics group announced that two Celera Genomics group’s antigen targets have been selected for further investigation by Abbott Laboratories for therapeutic development. These are the first targets to be selected for advancement in the strategic collaboration established last year between the Celera Genomics group and Abbott to discover, develop and commercialize therapies for the treatment of cancer.

•	Preclinical data characterizing the Celera Genomics group’s novel histone deacetylase (“HDAC”) inhibitor, CRA-024781, as a cancer therapeutic was presented at the American Association for Cancer Research (“AACR”) 96th Annual Meeting in April. The data described the dose-dependent inhibition of tubulin and histone acetylation and significant anti-tumor activity of the HDAC inhibitor in multiple in vivo tumor xenograft models. This compound has completed Good Laboratory Practice toxicology studies to enable entry into human studies. On May 2, 2005, the Celera Genomics group announced that it has submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for CRA-024781. Pending clearance by the FDA, the Celera Genomics group plans to initiate Phase 1 clinical trials.

•	The Celera Genomics group completed the sale of its Rockville, Maryland facility in April 2005 and received net proceeds of $42.4 million, which will be reflected in the fourth quarter fiscal 2005 results. The Celera Genomics group is leasing back a portion of the facility. Please refer to Note 6 to our condensed consolidated financial statements for more information.

Celera Diagnostics

•	In January 2005, Celera Diagnostics received a discovery milestone payment from Merck & Co. associated with the target and marker collaboration between the companies related to Alzheimer’s disease. In October 2004, Celera Diagnostics announced and published that it has identified genetic variants associated with late-onset Alzheimer’s disease. The findings may have pharmacogenomic implications for drugs in development as well as current and future therapies for Alzheimer’s and other neurodegenerative diseases.

•	Also in January 2005, Celera Diagnostics announced the initiation of two product development programs, one related to Fragile X, the leading cause of inherited mental retardation, and a second related to the detection and genotyping of the human papillomavirus (“HPV”), which is linked to a majority of cervical cancer cases.

•	Celera Diagnostics recently presented the results of a study of its prototype HPV assay for detection of high risk HPV strains that are associated with cervical cancer. These results were presented at the 15th European Congress of Clinical Microbiology and Infectious Diseases in April. The study demonstrated the potential of the Celera Diagnostics prototype assay to detect high risk HPV in samples that were inconclusive when typed by a commercially available HPV diagnostic test.

•	Findings based on research conducted at Celera Diagnostics to develop procedures for testing for Fragile X were presented at the annual meeting of the American College of Medical Genetics meeting in February. Celera Diagnostics is collaborating with several major clinical reference laboratories to develop procedures to test for this leading cause of inherited mental retardation.

•	At the American College of Cardiology meeting in March 2005, Celera Diagnostics and its collaborators reported findings related to studies of cardiovascular disease. In a discovery and replicated study in functional single nucleotide polymorphisms (“SNPs”) that are associated with myocardial infarction (“MI”), a variant in a gene that is a member of a family of targets for drug therapies was identified that conferred approximately twice the risk for MI. These results broaden the understanding of the genetic risk for MI, and may have implications for therapeutic development around this family of targets.

•	Celera Diagnostics has begun to transfer technology to Laboratory Corporation of America, as part of an ongoing collaboration between the two businesses to develop methods to predict risk for breast cancer metastasis. Celera Diagnostics believes that multiple test procedures could result from this work.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

Other

•	In January 2005, our board of directors accelerated the vesting of substantially all unvested stock options previously awarded to employees, officers, and directors. Please refer to Note 1 to our condensed consolidated financial statements for more information. Our board of directors took the action based on the belief that it was in the best interest of shareholders as it will reduce our reported compensation expense in future periods. As a result of this acceleration, we recorded a pre-tax charge of $2.8 million for compensation cost in our third quarter of fiscal 2005.

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

	Three months ended		Nine months ended
	March 31,		March 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Severance and benefit costs	$(6.3)	$—	$(6.3)	$(11.3)
Excess lease space				(3.8)
Asset impairments				(0.2)
Reduction of expected costs		0.9	0.6	0.9

Total employee-related charges, asset impairments, and other	$(6.3)	$0.9	$(5.7)	$(14.4)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$—	$(1.7)
Asset dispositions and litigation settlement	6.7		6.7	38.2
Investment gains	3.6		11.2

Employee-Related Charges, Asset Impairments, and Other

Applied Biosystems group
Fiscal 2005
During the first nine months of fiscal 2005, the Applied Biosystems group recorded pre-tax charges of $12.5 million in employee-related charges, asset impairments, and other, of which $10.2 million was for employee terminations and $2.3 million related to the cost of excess lease space at a facility in Massachusetts. Of the $12.5 million in charges, $5.2 million was recorded in the second quarter of fiscal 2005, consisting of $2.9 million for employee terminations and $2.3 million related to the cost of excess lease space. The remaining balance was recorded in the first quarter of fiscal 2005. The charge for the excess lease space represents the estimated cost of excess facility space less estimated future sublease income for a lease that extends through fiscal 2011. In the third quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax benefit of $0.2 million for reductions in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2003 through fiscal 2005. Additionally, in the third quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax benefit of $0.7 million as a result of the repayment of a loan by HTS Biosystems, Inc. that was previously written off in the fourth quarter of fiscal 2004.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

The fiscal 2005 severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Following these actions, the Applied Biosystems group has hired, and may continue to hire, additional appropriately-skilled employees where needed to support future business needs.

As of March 31, 2005, the majority of the employees affected by the staff reductions had been terminated. Through March 31, 2005, we made cash payments of $7.2 million related to the first quarter termination charge and $2.3 million related to the second quarter termination charge. The cash expenditures were funded by cash provided by operating activities. The majority of the remaining cash expenditures of $0.7 million, which relate to the severance charge recorded in the second quarter of fiscal 2005, are expected to be disbursed during the fourth quarter of fiscal 2005.

Fiscal 2004
During the third quarter of fiscal 2004, the Applied Biosystems group recorded pre-tax charges of $6.3 million in employee-related charges, asset impairments, and other for employee terminations. The savings resulting from this action were used to support the businesses driving the group’s revenue growth, including through the hiring of additional appropriately-skilled employees. All payments were made by December 31, 2004.

During the second quarter of fiscal 2004, the Applied Biosystems group recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with an organization-wide cost reduction program, the initial charge for which was recorded in fiscal 2003.

Other
During the first nine months of fiscal 2005, the Applied Biosystems group made cash payments of $1.9 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2005. The remaining cash payments of $0.6 million, which relate to a fiscal 2003 severance charge, are expected to be disbursed in fiscal 2007.

Celera Genomics group
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations at Paracel, Inc., a business we acquired in fiscal 2000. Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services and government markets. Since the focus of the Celera Genomics group has shifted to targeted therapeutics, Paracel was no longer deemed strategic to the overall business. The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments, and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments. The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory.

The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual initially recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write off related fixed assets. Although the Celera Genomics group anticipates modest expenses related to the closure of the business and completion of remaining service obligations over the next several quarters, these amounts are not expected to have a material impact on future operating results.

As of March 31, 2005, the majority of the affected Paracel employees had been terminated and we had made $0.9 million of cash payments related to these terminations. The cash expenditures were funded by available cash. The remaining cash expenditures related to the employee terminations of $0.2 million are expected to be disbursed by the end of calendar 2005.

Other Events Impacting Comparability

Asset dispositions and litigation settlement
During the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the existing joint venture in life science mass spectrometry with MDS Inc. Under the terms of the

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets.The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in each of October 2007, 2008, and 2009.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim and a breach of contract claim.

In March 2004, the Applied Biosystems group and MDS Inc., through the Applied Biosystems/MDS Sciex Instruments joint venture, received a payment of $18.1 million from Waters Technologies Corporation in connection with the resolution of patent infringement claims between the parties. The Applied Biosystems group recorded a net gain of $6.7 million from legal settlements, including its share of the settlement between the Applied Biosystems/MDS Sciex Instruments joint venture and Waters Technologies Corporation. This net gain was recorded in litigation settlements.

Investments
The Applied Biosystems group recorded pre-tax gains of $3.6 million in the third quarter of fiscal 2004 and $11.2 million in the first nine months of fiscal 2004 related primarily to the sales of minority equity investments. These investment sales resulted from management’s decision to liquidate non-strategic investments.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

Net revenues	$455.2	$469.4	3.1%	$1,345.5	$1,354.1	0.6%
Cost of sales	214.6	210.9	(1.7%)	632.1	622.5	(1.5%)

Gross margin	240.6	258.5	7.4%	713.4	731.6	2.6%
SG&A expenses	131.8	134.4	2.0%	377.6	390.2	3.3%
R&D	89.3	86.8	(2.8%)	265.1	248.2	(6.4%)
Amortization of intangible assets	0.7	0.7	—%	2.2	2.2	—%)
Employee-related charges, asset impairments and other	6.3	(0.9)	(114.3%)	5.7	14.4	152.6%
Asset dispositions and litigation settlements	(6.7)		(100.0%)	(6.7)	(38.2)	470.1%

Operating income	19.2	37.5	95.3%	69.5	114.8	65.2%
Gain on investments, net	3.6		(100.0%)	10.7		(100.0%)
Interest income, net	5.5	7.5	36.4%	17.4	19.6	12.6%
Other income (expense), net	0.3	0.7	133.3%	1.3	3.9	200.0%

Income before income taxes	28.6	45.7	59.8%	98.9	138.3	39.8%
Provision for income taxes	6.5	11.0	69.2%	18.2	32.6	79.1%

Net Income	$22.1	$34.7	57.0%	$80.7	$105.7	31.0%

Percentage of net revenues:
Gross margin	52.9%	55.1%		53.0%	54.0%
SG&A expenses	29.0%	28.6%		26.8%	28.8%
R&D	19.6%	18.5%		21.0%	18.3%
Operating income	4.2%	8.0%		5.2%	8.5%

Effective income tax rate	23%	24%		18%	24%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2005 and 2004:

Income/(expense)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in millions)	2004	2005	2004	2005

Income before income taxes	$4.0	$0.9	$12.2	$22.1
Provision for income taxes	(1.3)	(0.8)	(4.2)	(7.4)

Net income increased in the third quarter and first nine months of fiscal 2005 primarily due to improved gross margin and lower R&D expenses at the Applied Biosystems group, partially offset by higher SG&A expenses at the Applied Biosystems group and lower revenues at the Celera Genomics group. Additionally, net income increased for the first nine months of fiscal 2005 due to the impact of the previously described events impacting comparability. The net effect of foreign currency on net income was a benefit of approximately $4 million during the third quarter of fiscal 2005 and a benefit of approximately $13 million during the first nine months of fiscal 2005. Please read our discussion of segments for information on their financial results.

The favorable effects of foreign currency increased net revenues by approximately 2% during the third quarter of fiscal 2005. As a result, net revenues, excluding the effects of foreign currency, increased slightly in comparison to the prior year quarter.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

•	Including the favorable effects of foreign currency, revenues increased at the Applied Biosystems group, driven by strength in both the Real-Time PCR/Applied Genomics and DNA Sequencing product categories, partially offset by lower revenues in the Mass Spectrometry, Core PCR & DNA Synthesis, and Other Product Lines product categories.
—	Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to sales of its Applied Markets products. Sales of biosecurity products, which included assays for the U.S. Postal Service Biohazard Detection System developed through a collaborative agreement with Cepheid as subcontractor to Northrop Grumman, contributed significantly to the product category growth, as did sales of products for human identification. Additionally, sales of TaqMan® Gene Expression Assays and Low Density Arrays and sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, further contributed to the growth in this category. These increases were partially offset by lower sales of the ABI PRISM® 7000 System.
—	DNA Sequencing revenue increased slightly compared to the prior year quarter, primarily as a result of sales of the Applied Biosystems 3130 line of Genetic Analyzers, which was introduced in the second quarter of fiscal 2005. Partially offsetting this increase were decreased sales of the ABI PRISM® 3100 and 3100-Avant Genetic Analyzers and the Applied Biosystems 3730xl/3730 DNA Analyzers.
—	Mass Spectrometry revenue decreased primarily due to decreased sales of the 4000 Q TRAP® and the API 4000™ LC/MS/MS Systems. During the third quarter of fiscal 2004, we filled both a backlog of 4000 Q TRAP orders that had built over two quarters and a substantial number of new orders. Sales of the API 5000™ LC/MS/MS System, which began to sell commercially in the third quarter of fiscal 2005, partially offset the decrease in sales.
—	Other Product Lines revenues decreased for the third quarter of fiscal 2005 due to lower software, instrument and consumables sales.
•	Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements. Additionally, impacting the revenue in fiscal 2005 was the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.
•	Celera Diagnostics’ net revenues increased due to increased equalization revenues under the profit-sharing arrangement with Abbott Laboratories and increased license and collaborative revenues.

The favorable effects of foreign currency increased net revenues by approximately 2% during the first nine months of fiscal 2005. As a result, net revenues, excluding the effects of foreign currency, decreased slightly in comparison to the prior year period.

•	Including the favorable effects of foreign currency, revenues increased at the Applied Biosystems group, driven by strength in both the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories, partially offset by lower revenues in the DNA Sequencing, Core PCR & DNA Synthesis, and Other Product Lines product categories.
—	Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of biosecurity products, human identification products, TaqMan® Assays and Low Density Arrays and other consumables products. Additionally, sales of the Applied Biosystems 7300 and 7500 Real-Time PCR Systems contributed to the growth in this category. This increase was partially offset by lower sales of the ABI PRISM® 7000 System.
—	Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System to both proteomics and small molecule customers.
—	In contrast, DNA Sequencing revenue declined compared to the prior year period, primarily as a result of decreased sales of 3730xl DNA Analyzers. Partially offsetting this decrease were sales of the new Applied Biosystems 3130 line of Genetic Analyzers.
—	The decrease in revenues from Other Product Lines for the first nine months of fiscal 2005 resulted primarily from lower software sales, consulting and support revenues, and instrument sales compared with the prior year period.
—	Revenues in the Core PCR & DNA Synthesis product category declined primarily due to decreased sales of Core PCR and DNA Synthesis consumables to several large customers.
•	Net revenues decreased at the Celera Genomics group, primarily as a result of the continuing expiration of Online/Information Business customer agreements. Additionally, impacting the revenue of fiscal 2005 was the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

The higher gross margin percentage for both the third quarter and first nine months of fiscal 2005 compared to fiscal 2004 was due primarily to the favorable effects of foreign currency at the Applied Biosystems group as well as a decrease in both software amortization and warranty costs. Additionally, the third quarter of fiscal 2005 reflected an increase in royalty and licensing revenue at the Applied Biosystems group and the nine months of fiscal 2005 reflected the $1.7 million charge for the impairment of inventory for Paracel. Service margins at the Applied Biosystems group have improved for the third quarter as well as year to date fiscal 2005 primarily driven by growth in volume of service contracts, as well as improved pricing on selective billable parts, labor, and service contracts.

SG&A expenses for the third quarter of fiscal 2005 increased over the prior year quarter due primarily to: higher employee-related and outside consultant costs at the Applied Biosystems group of approximately $6 million; the unfavorable effects of foreign currency of approximately $2 million; and increased spending on both the development of, and enhancements to, the Applied Biosystems Portal and the strategic business review. The increase in the third quarter of fiscal 2005 was partially offset by lower litigation-related legal expenses of approximately $8 million, lower insurance and pension costs of approximately $2 million, and lower expenses at the Celera Genomics group, primarily due to the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.

SG&A expenses for the first nine months of fiscal 2005 increased over the prior year period due primarily to: higher employee-related and outside consultant costs of $10 million at the Applied Biosystems group; the unfavorable effects of foreign currency of approximately $7 million; and increased spending of approximately $7 million on both the development of, and enhancements, to the Applied Biosystems Portal and the strategic business review. The increase in the first nine months of fiscal 2005 was partially offset by: lower litigation-related legal expenses of approximately $7 million; lower insurance and pension costs of approximately $7 million; lower Online/Information Business expenses, resulting from lower employee-related costs and bad debt expense; and the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005 at the Celera Genomics group.

R&D expenses decreased for both the third quarter and nine-month periods of fiscal 2005 compared to the same periods last year primarily as a result of the previously announced realignment of the Applied Biosystems group’s R&D product portfolio and cost reductions in the Online/Information Business at the Celera Genomics group. This decrease was partially offset by increased expenditures at the Celera Genomics group to support preclinical development activities and proteomic and genomic target discovery programs.

Interest income, net increased during the third quarter and first nine months of fiscal 2005 compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Other income, net for the third quarter of fiscal 2005 increased in comparison to the prior year quarter primarily due to higher benefits associated with our foreign currency risk management program, partially offset by lower income recorded from equity method investments in fiscal 2005.

Other income, net for the first nine months of fiscal 2005 increased in comparison to the prior year period primarily due to higher benefits associated with our foreign currency risk management program, losses recorded from equity method investments in fiscal 2004, and a non-recurring receipt of $1.0 million related to a financing activity for one of the Celera Genomics group’s investments in fiscal 2005. This increase was partially offset by a non-recurring receipt of $2.0 million in the second quarter of fiscal 2004 related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business and the write-down in fiscal 2005 of an investment acquired as part of the Axys acquisition.

The increase in the effective tax rate for both the third quarter and nine-month periods of 2005 was primarily due to the previously discussed items impacting comparability in fiscal 2005 as well as a reduction in R&D tax credits.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.3 billion at March 31, 2005 and June 30, 2004. We previously maintained a $50 million revolving credit agreement with three banks that was scheduled to expire on April 20, 2005, under which there were no borrowings outstanding at March 31, 2005. On April 15, 2005, we entered into a five-year, $200 million, unsecured revolving credit facility with four banks. Concurrent with this transaction, the $50 million revolving credit agreement was terminated. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

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

(Dollar amounts in millions)	June 30, 2004	March 31, 2005

Cash and cash equivalents	$507.8	$739.0
Short-term investments	742.9	585.5

Total cash and cash equivalents and short-term investments	$1,250.7	$1,324.5
Total debt	6.1	—
Working capital	1,326.6	1,446.0
Debt to total capitalization	0.3%	—%

Cash and cash equivalents increased during the first nine months of fiscal 2005 from June 30, 2004, as cash generated from operating activities, proceeds from the sales and maturities of available-for-sale investments, net of purchases, proceeds from stock issuances, and the favorable impact of the exchange rate valuation on our cash and cash equivalents exceeded the amount expended on the purchase of capital and other assets, repayment of debt, and payment of dividends.

Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$133.2	$126.4
Net cash from investing activities	53.4	92.4
Net cash from financing activities	(222.7)	(5.3)
Effect of exchange rate changes on cash	17.4	17.1

Operating activities:
The decrease in net cash provided from operating activities for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 resulted primarily from: a lower reduction in accounts receivable balance in fiscal 2005; the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries at the Applied Biosystems group; and lower cash receipts in fiscal 2005 due to the continuing expiration of the Online/Information Business customer agreements at the Celera Genomics group. This decrease was partially offset by: higher income–related cash flows; the timing of royalty and vendor payments at the Applied Biosystems group; and the funding of our U.S. pension plan of approximately $28 million in fiscal 2004. Through the first nine months of fiscal 2005, we have not funded our U.S. pension plan as we expect that no contributions will be required this fiscal year under the Employee Retirement Income Security Act regulations.

Investing activities:
Capital expenditures, net of disposals, were $18.7 million higher than in the prior fiscal year period. During the third quarter of fiscal 2005, the Applied Biosystems group spent $42 million to purchase several buildings at its Foster City,

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
continued

California location. Partially offsetting this purchase were lower expenditures for the Applied Biosystems group’s Bedford, Massachusetts facility and its Pleasanton, California facility.

The first nine months of fiscal 2005 included higher proceeds generated from sales and maturities of available-for-sale investments, net of purchases, proceeds received from MDS representing the first installment related to the sale of certain MALDI TOF assets, and the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received on these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
During the first nine months of fiscal 2004, we repurchased 8.9 million shares of Applera-Applied Biosystems stock for $200.0 million and we repurchased $10.0 million in principal amount of the outstanding 8% senior secured convertible notes assumed in connection with the Axys acquisition that were scheduled to mature in October 2004. In the first quarter of fiscal 2005, we repaid, on behalf of the Celera Genomics group, the remaining $6.0 million principal amount of the convertible notes assumed in connection with the acquisition of Axys. The first nine months of fiscal 2004 included four dividend payments on Applera-Applied Biosystems stock compared to three payments in the first nine months of fiscal 2005.

Contractual Obligations

Our significant contractual obligations at March 31, 2005 and the anticipated payments under these obligations were as follows:

	Payments by Period

(Dollar amounts in millions)	Total	2005	(a)	2006 – 2007	2008 – 2009	Thereafter

Minimum operating lease payments (b)	$148.2	$15.7		$59.7	$32.5	$40.3
Purchase obligations (c)	78.8	58.5		16.1	1.6	2.6
Other long-term liabilities (d)	32.3	0.7		1.3	0.8	29.5

Total	$259.3	$74.9		$77.1	$34.9	$72.4

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

(d) We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. Please see Note 11 to our condensed consolidated financial statements contained in this Report and Note 5 to our consolidated financial statements of our 2004 Annual Report to Stockholders for more information on these plans.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

Net revenues	$439.6	$454.8	3.5%	$1,280.6	$1,308.5	2.2%
Cost of sales	209.1	207.7	(0.7%)	614.1	610.7	(0.6%	)

Gross margin	230.5	247.1	7.2%	666.5	697.8	4.7%
SG&A expenses	120.9	123.4	2.1%	341.3	360.9	5.7%
R&D	52.0	50.9	(2.1%)	162.8	144.0	(11.5%	)
Employee-related charges, asset impairments and other	6.3	(0.9)	(114.3%)	5.7	11.6	103.5%
Asset dispositions and litigation settlements	(6.7)		(100.0%)	(6.7)	(38.2)	470.1%

Operating income	58.0	73.7	27.1%	163.4	219.5	34.3%
Gain on investments, net	3.6		(100.0%)	11.2		(100.0%	)
Interest income, net	3.0	3.5	16.7%	9.1	9.4	3.3%
Other income (expense), net	(0.2)	0.7	(450.0%)	(0.1)	2.8

Income before income taxes	64.4	77.9	21.0%	183.6	231.7	26.2%
Provision for income taxes	18.4	22.4	21.7%	51.8	66.4	28.2%

Net income	$46.0	$55.5	20.7%	$131.8	$165.3	25.4%

Percentage of net revenues:
Gross margin	52.4%	54.3%		52.0%	53.3%
SG&A expenses	27.5%	27.1%		26.7%	27.6%
R&D	11.8%	11.2%		12.7%	11.0%
Operating income	13.2%	16.2%		12.8%	16.8%

Effective income tax rate	29%	29%		28%	29%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2005 and 2004:

Income/(expense)	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Income before income taxes	$4.0	$0.9	$12.2	$26.6
Provision for income taxes	(1.3)	(0.8)	(4.2)	(9.0)

Net income increased in the third quarter and first nine months of fiscal 2005 primarily due to improved gross margin and lower R&D expenses, partially offset by higher SG&A expenses. Additionally, net income increased for the first nine months of fiscal 2005 due to the impact of the previously described items impacting comparability. The net effect of foreign currency on net income was a benefit of approximately $4 million in the third quarter of fiscal 2005 and a benefit of approximately $13 million during the first nine months of fiscal 2005 compared to the prior year periods.

Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and nine-month periods ended March 31:

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

DNA Sequencing	$137.5	$141.1	3%	$432.7	$398.4	(8%)
% of total revenues	31%	31%		34%	30%

Real-Time PCR/Applied Genomics (a)	111.6	133.5	20%	310.1	380.0	23%
% of total revenues	25%	29%		24%	29%

Mass Spectrometry	109.4	104.9	(4%)	295.3	307.9	4%
% of total revenues	25%	23%		23%	24%

Core PCR & DNA Synthesis (b)	50.2	49.8	(1%)	152.5	144.4	(5%)
% of total revenues	12%	11%		12%	11%

Other Product Lines	30.9	25.5	(17%)	90.0	77.8	(14%)
% of total revenues	7%	6%		7%	6%

Total	$439.6	$454.8	3%	$1,280.6	$1,308.5	2%

(a)	The product category Real-Time PCR/Applied Genomics was previously referred to as SDS/Other Applied Genomics.
(b)	The product category Core PCR & DNA Synthesis was previously referred to as Core DNA Synthesis & PCR.

The favorable effects of foreign currency increased net revenues in the third quarter of fiscal 2005 by approximately 2% compared to the third quarter of fiscal 2004. As a result, net revenues, excluding the effects of foreign currency, increased slightly compared with the prior year quarter.

•	Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to sales of consumables products. Sales of biosecurity, human identification, and TaqMan® Gene Expression Assays and Low Density Arrays products contributed significantly to the product category growth.
•	DNA Sequencing revenue increased slightly compared to the prior year quarter primarily as a result of increased sales of low- to medium- throughput instruments.
•	Revenues decreased in the Mass Spectrometry product category primarily due to decreased sales of the 4000 Q TRAP® and the API 4000™ LC/MS/MS Systems.
•	Other Product Lines revenue decreased for the third quarter of fiscal 2005 due to lower software, instrument and consumables sales.

The favorable effects of foreign currency increased net revenues in the first nine months of fiscal 2005 by approximately 2% compared to the first nine months of fiscal 2004. As a result, net revenues, excluding the effects of foreign currency, were essentially unchanged compared with the prior year period.

•	Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to sales of consumables products. Sales of biosecurity, human identification, and TaqMan® Gene Expression Assays and Low Density Arrays products contributed significantly to the product category growth.
•	Mass Spectrometry revenue growth was led by sales of our 4000 Q TRAP® LC/MS/MS System to both proteomics and small molecule customers.
•	DNA Sequencing revenue declined compared to the prior year period, primarily as a result of decreased sales of 3730xl DNA Analyzers.
•	The decrease in revenues from Other Product Lines for the first nine months of fiscal 2005 resulted primarily from lower software sales, consulting and support revenues, and instrument sales compared with the prior year period.
•	Revenues in the Core PCR & DNA Synthesis product category declined primarily due to decreased sales of Core PCR and DNA Synthesis consumables to several large customers.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Revenue by sources

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

Instruments	$202.5	$199.1	(1.7%)	$609.8	$579.0	(5.1%)
Consumables	167.2	176.4	5.5%	456.2	502.2	10.1%
Other sources	69.9	79.3	13.4%	214.6	227.3	5.9%

Total	$439.6	$454.8	3.5%	$1,280.6	$1,308.5	2.2%

Instruments

For the third quarter of fiscal 2005, instrument revenues decreased from the prior year quarter primarily due to reduced sales of Mass Spectrometry instruments, including the 4000 Q Trap® and API 4000™ LC/MS/MS Systems. During the third quarter of fiscal 2004, we filled both a backlog of 4000 Q TRAP orders that had built over two quarters and a substantial number of new orders. Sales of the API 5000™ LC/MS/MS System, which began to sell commercially in the third quarter of fiscal 2005, partially offset the decrease in sales. Instrument sales increased in the Real-Time PCR/Applied Genomics product category, resulting primarily from higher sales of the Applied Biosystems 7300 Real-Time and 7500 Real-Time PCR Systems, introduced during fiscal 2004 for low-to-medium throughput applications, partially offset by lower sales of the ABI PRISM® 7000 System. Instrument sales also increased in the DNA Sequencing product category, led by the Applied Biosystems 3130 line of Genetic Analyzers, partially offset by lower sales of the ABI PRISM® 3100 and 3100-Avant Genetic Analyzers and the Applied Biosystems 3730xl/3730 DNA Analyzers.

For the first nine months of fiscal 2005, instrument revenues decreased from the prior year period primarily due to reduced sales of the Applied Biosystems 3730xl/3730 DNA Analyzers in the DNA Sequencing product category. This decrease was partially offset by higher sales of the Applied Biosystems 3130 line of Genetic Analyzers, also in the DNA Sequencing product category, and higher sales in the Real-Time PCR/Applied Genomics product category, resulting primarily from the Applied Biosystems 7300 Real-Time and 7500 Real-Time PCR Systems, partially offset by lower sales of the ABI PRISM® 7000 System. Higher sales of the 4000 Q Trap® LC/MS/MS System in the Mass Spectrometry product category also offset this decrease.

Consumables

The increase in consumables sales in the third quarter of fiscal 2005 compared to the prior year quarter primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales. These sales increased primarily as a result of higher sales of our biosecurity products, which included assays for the U.S. Postal Service Biohazard Detection System developed through a collaborative agreement with Cepheid as subcontractor to Northrop Grumman, human identification products used in forensics, TaqMan® Gene Expression Assays and Low Density Arrays products. This increase was partially offset by lower sales of Core PCR and DNA Synthesis and DNA sequencing consumables.

The increase in consumables sales in the first nine months of fiscal 2005 compared to the prior year period primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales. These sales increased primarily as a result of higher sales of biosecurity products, human identification products used in forensics, TaqMan® Assays and Low Density Arrays and other consumables products. This increase was partially offset by lower sales of Core PCR and DNA Synthesis consumables.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for both the third quarter and first nine months of fiscal 2005 from the prior year periods primarily due to higher royalties, licensing, and service revenues. Included in revenues for the third quarter and the first nine months of fiscal 2005 was a $2.5 million non-recurring licensing fee for certain mass spectrometry technology.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Back to Contents

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and nine month periods ended March 31:

	Three Months Ended March 31,			Nine Months Ended March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

United States	$191.6	$197.1	2.9%	$597.3	$580.0	(2.9%)
Europe	145.4	146.9	1.0%	386.9	433.7	12.1%
Asia Pacific	85.1	91.4	7.4%	254.2	247.9	(2.5%)
Latin America and other markets	17.5	19.4	10.9%	42.2	46.9	11.1%

Total	$439.6	$454.8	3.5%	$1,280.6	$1,308.5	2.2%

The favorable effects of foreign currency increased revenues by approximately 4% in Europe during the third quarter of fiscal 2005 compared to the prior year quarter. Excluding the effects of foreign currency, revenue declined in Europe primarily due to decreased sales of instruments, including the 4000 Q TRAP®LC/MS/MS System and the shift from high throughput to low- to medium- throughput instruments. During the third quarter of fiscal 2005, revenues from Japan, which are included in total revenues for Asia Pacific, increased approximately 3% compared to the prior year quarter due to favorable foreign currency effects. Sales in the U.S. increased primarily due to an increase in sales of biosecurity products and increased royalty and licensing revenue, including a $2.5 million non-recurring licensing fee for certain mass spectrometry technology.

The favorable effects of foreign currency increased revenues by approximately 6% in Europe and 2% in Asia Pacific during the first nine months of fiscal 2005 compared to the prior year period. Revenues increased in Europe, primarily as a result of continued strong sales of the Applied Biosystems 3130 line of Genetic Analyzers, the Applied Biosystems 7300 and 7500 Real-Time PCR Systems, and the 4000 Q TRAP® LC/MS/MS System. During the first nine months of fiscal 2005, revenues from Japan declined approximately 5% compared to the prior year period, net of a positive impact from foreign currency of approximately 3%. Factors contributing to this decline included the continued shift of life science research funding to areas outside of sequencing and constrained spending due to anticipated lower growth in the fiscal 2006 government budget for life science research. Sales in the U.S. were negatively affected by reduced sales of DNA analyzers to large U.S. genome centers.

Gross margin, as a percentage of net revenues, increased for the third quarter and first nine months of fiscal 2005 over the prior year periods due primarily to the favorable effects of foreign currency and a decrease in both software amortization and warranty costs. Additionally, impacting the third quarter of fiscal 2005 was an increase in royalty and licensing revenue, which included a $2.5 million non-recurring licensing fee for certain mass spectrometry technology. Service margins have improved for the third quarter as well as year to date fiscal 2005 primarily driven by growth in volume of service contracts, as well as improved pricing on selective billable parts, labor, and service contracts.

SG&A expenses for the third quarter of fiscal 2005 increased compared to the prior year quarter due primarily to higher employee-related and outside consultant costs of approximately $6 million, the unfavorable effects of foreign currency of approximately $2 million, and increased spending on both the development of, and enhancements, to the Applied Biosystems Portal and the strategic business review. The increase was partially offset by lower litigation-related legal expenses of approximately $8 million and lower insurance and pension costs of approximately $2 million. SG&A expenses for the first nine months of fiscal 2005 increased compared to the prior year period due primarily to: higher employee-related and outside consultant costs of approximately $10 million; the unfavorable effects of foreign currency of approximately $7 million; and increased spending of approximately $7 million on both the development of, and enhancements to, the Applied Biosystems Portal and the strategic business review. The increase in the first nine months of fiscal 2005 was partially offset by lower litigation-related legal expenses of approximately $7 million and lower insurance and pension costs of approximately $7 million. A significant portion of the Applied Biosystems group’s legal fees related to defending the Applied Biosystems group’s intellectual property assets.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

R&D expenses decreased in both the third quarter and nine-month periods of fiscal 2005 from the prior year periods as a result of the previously announced realignment of the R&D product portfolio.

Interest income, net increased during the third quarter of fiscal 2005 compared to the prior year quarter primarily due to higher average interest rates and higher average cash and cash equivalents. Interest income, net increased during the first nine months of fiscal 2005 compared to the prior year period primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents.

Other income (expense), net included higher benefits associated with our foreign currency risk management program, partially offset by lower other non-operating income in both the third quarter and first nine months of fiscal 2005 in comparison to the prior year periods.

The effective tax rate was 29% for both the third quarter of fiscal 2005 and fiscal 2004. The increase in the effective tax rate for the nine-month period of fiscal 2005 compared to the prior year period was primarily due to the previously discussed items impacting comparability recorded in fiscal 2005.

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $675.6 million at March 31, 2005, and $504.9 million at June 30, 2004. We previously maintained a $50 million revolving credit agreement with three banks that was scheduled to expire on April 20, 2005, under which there were no borrowings outstanding at March 31, 2005. On April 15, 2005, we entered into a five-year, $200 million, unsecured revolving credit facility with four banks. Concurrent with this transaction, the $50 million revolving credit agreement was terminated. Cash provided by operating activities has been the Applied Biosystems group’s primary source of funds.

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

(Dollar amounts in millions)	June 30, 2004	March 31, 2005

Cash and cash equivalents	$456.3	$675.6
Short-term investments	48.6

Total cash and cash equivalents and short-term investments	$504.9	$675.6
Working capital	592.0	777.5

Cash and cash equivalents for the first nine months ended March 31, 2005, increased from June 30, 2004, as cash generated from operating activities, the proceeds from sales of available for sale investments, net of purchases, the proceeds from stock issuances, and the favorable impact of the exchange rate valuation on cash and cash equivalents exceeded expenditures for capital and other assets, the funding of the Celera Diagnostics joint venture, and the payment of dividends. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$206.4	$218.4
Net cash from investing activities	(15.8)	(12.5)
Net cash from financing activities	(217.1)	(4.1)
Effect of exchange rate changes on cash	17.4	17.1

Operating activities:
Net cash from operating activities of continuing operations for the first nine months of fiscal 2005 was $12.0 million higher than in the first nine months of fiscal 2004. This increase resulted primarily from: higher income–related cash flows; the timing of royalty and vendor payments; and the funding of our U.S. pension plan of approximately $28 million in fiscal 2004. This increase was partially offset by a lower reduction in accounts receivable balance in fiscal 2005 and the timing of the receipt of dividends and distributions from investments in unconsolidated subsidiaries. Through the first nine months of fiscal 2005, we have not funded our U.S. pension plan as we expect that no contributions will be required this fiscal year under the Employee Retirement Income Security Act regulations. The Applied Biosystems group’s days sales outstanding was 63 days at March 31, 2005, 61 days at June 30, 2004, and 66 days at March 31, 2004. Inventory on hand was 3.1 months at March 31, 2005 compared to 2.8 months at June 30, 2004.

Investing activities:
Capital expenditures for the first nine months of fiscal 2005, net of disposals, were $18.3 million higher than in the prior year period. During the third quarter of fiscal 2005, the Applied Biosystems group spent $42 million to purchase several buildings at its Foster City, California location. Partially offsetting this purchase were lower expenditures for the Bedford, Massachusetts facility and the Pleasanton, California facility. The first nine months of fiscal 2005 included higher proceeds from sales of available for sale investments, net of purchases, and proceeds received from MDS, representing the first installment related to the sale of certain MALDI TOF assets.

Financing activities:
During the first nine months of fiscal 2004, we repurchased 8.9 million shares of Applera-Applied Biosystems stock for $200.0 million. The first nine months of fiscal 2004 included four dividend payments on Applera-Applied Biosystems stock compared to three payments in the first nine months of fiscal 2005.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Back to Contents

Celera Genomics Group

	Three Months Ended March 31,			Nine Months Ended March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

Net revenues	$11.2	$8.2	(26.8%)	$47.7	$26.0	(45.5%)
Cost of sales	2.0	1.1	(45.0%)	8.3	5.0	(39.8%)
R&D	27.7	27.7	—%	72.7	76.2	4.8%
SG&A expenses	7.7	7.1	(7.8%)	25.1	19.3	(23.1%)
Amortization of intangible assets	0.7	0.7	—%	2.2	2.2	—%
Employee-related charges, asset impairments and other					2.8

Operating loss	(26.9)	(28.4)	5.6%	(60.6)	(79.5)	31.2%
Loss on investments, net				(0.5)		(100.0%)
Interest income, net	2.5	4.0	60.0%	8.3	10.2	22.9%
Other income (expense), net	0.5	(0.1)	(120.0%)	1.4	1.1	(21.4%)
Loss from joint venture	(11.9)	(7.8)	(34.5%)	(33.3)	(25.3)	(24.0%)

Loss before income taxes	(35.8)	(32.3)	(9.8%)	(84.7)	(93.5)	10.4%
Benefit for income taxes	13.9	11.3	(18.7%)	33.0	32.7	(0.9%)

Net loss	$(21.9)	$(21.0)	(4.1%)	$(51.7)	$(60.8)	17.6%

Effective income tax benefit rate	39%	35%		39%	35%

As previously described in events impacting comparability, the results for the first nine months of fiscal 2005 were impacted by the $4.5 million pre-tax charge, including $1.7 million recorded in cost of sales, related to the decision to discontinue most operations of Paracel. The tax benefit related to this charge was $1.6 million.

The lower net loss in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily resulted from a lower loss for the Celera Diagnostics joint venture in fiscal 2005 and higher interest income, net, partially offset by lower net revenues and a decrease in the effective tax benefit rate. The higher net loss in the first nine months of fiscal 2005 in comparison to the fiscal 2004 period primarily resulted from lower net revenues, higher R&D expenses, and the decrease in the effective tax benefit rate, partially offset by lower SG&A expenses and lower losses for the Celera Diagnostics joint venture in fiscal 2005. Additionally, the Paracel charge unfavorably impacted the results for the first nine months of fiscal 2005.

Revenues decreased for both the third quarter and first nine months of fiscal 2005 compared to prior year periods primarily as a result of the continuing expiration of Online/Information Business customer agreements. Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group has not sought any new customers for its Celera Discovery System and related information products and services since June 2002, and therefore, its revenues from these products and services have continued to decline as expected. The majority of the existing customer contracts will terminate prior to June 30, 2005. Additionally, impacting the revenue in fiscal 2005 was the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.

Cost of sales in the first nine months of fiscal 2005 included $1.7 million related to the impairment of Paracel inventory.

R&D expenses were unchanged in the third quarter of fiscal 2005 compared to the prior year quarter. Increased expenditures to support preclinical development activities and proteomic and genomic target discovery programs were offset by lower Online/Information Business R&D expenses. R&D expenses increased in the first nine months of fiscal 2005 in comparison to the same period last year primarily due to increased expenditures to support preclinical development activities and proteomic and genomic target discovery programs. These increases were partially offset by lower Online/Information Business R&D expenses. R&D expenses for both the third quarter and first nine months of fiscal 2005 included $0.8 million of expense related to the acceleration of vesting of the majority of stock options of

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Applera-Celera Genomics Stock. R&D expenses for the first nine months of fiscal 2004 included a $1.8 million write-off of building improvements related to a reconfiguration of space in the Rockville, Maryland facility.

SG&A expenses decreased in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily due to the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005 and lower employee-related costs, partially offset by higher legal costs. SG&A expenses decreased in the first nine months of fiscal 2005 compared to the prior year period primarily due to lower Online/Information Business expenses resulting from lower employee-related costs and bad debt expense and the discontinuation of most of the business operations of Paracel during the first quarter of fiscal 2005.

Interest income, net increased during the third quarter and first nine months of fiscal 2005 compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Other income (expense), net included income recorded from equity method investments in the third quarter of fiscal 2004. The decrease in other income, net for the first nine months of fiscal 2005 compared to fiscal 2004 primarily resulted from a non-recurring receipt of $2.0 million in fiscal 2004 related to the March 2002 sale of the Celera Genomics group’s animal genomics and genotyping business and the write-down in fiscal 2005 of an investment acquired as part of the Axys acquisition. Partially offsetting this decrease were losses recorded from equity method investments in fiscal 2004 and a non-recurring receipt of $1.0 million related to a financing activity for one of the Celera Genomics group’s investments in fiscal 2005.

The decrease in the effective income tax benefit rate for the third quarter and first nine months of fiscal 2005 compared to the prior year periods was primarily attributable to a reduction in R&D tax credits.

Celera Genomics Group

Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $648.9 million at March 31, 2005, and $745.8 million at June 30, 2004. We previously maintained a $50 million revolving credit agreement with three banks that was scheduled to expire on April 20, 2005, under which there were no borrowings outstanding at March 31, 2005. On April 15, 2005, we entered into a five-year, $200 million, unsecured revolving credit facility with four banks. Concurrent with this transaction, the $50 million revolving credit agreement was terminated.

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

(Dollar amounts in millions)	June 30, 2004	March 31, 2005

Cash and cash equivalents	$51.5	$63.4
Short-term investments	694.3	585.5

Total cash and cash equivalents and short-term investments	$745.8	$648.9
Total debt	6.1	—
Working capital	726.8	655.4
Debt to total capitalization	0.6%	—%

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Cash and cash equivalents for the first nine months of fiscal 2005 increased from June 30, 2004, as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture, the purchase of capital assets, and the repayment of debt. Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$(36.9)	$(66.4)
Net cash from investing activities	32.9	79.4
Net cash from financing activities	(5.5)	(1.2)

Operating activities:

Net cash used by operating activities for the first nine months of fiscal 2005 was $29.5 million higher than in the first nine months of fiscal 2004. The higher use of cash resulted primarily from higher net cash operating losses and lower cash receipts in fiscal 2005 due to the continuing expiration of Online/Information Business customer agreements.

Investing activities:

Net cash from investing activities for the first nine months of fiscal 2005 increased from the first nine months of fiscal 2004 due to lower purchases of available for sale investments, net of proceeds received from the sales and maturities, in fiscal 2005. Additionally, funding of the Celera Diagnostics joint venture was $9.7 million lower in the first nine months of fiscal 2005. Fiscal 2005 included the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received from these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:

Net cash used by financing activities for the first nine months of fiscal 2005 decreased from the first nine months of fiscal 2004. During the first nine months of fiscal 2004, we repurchased $10.0 million in principal amount of the outstanding 8% senior secured convertible notes assumed in connection with the Axys acquisition that were scheduled to mature in October 2004. During the first nine months of fiscal 2005, we repaid the remaining $6.0 million principal amount of these convertible notes.

Celera Diagnostics

	Three Months Ended March 31,			Nine Months Ended March 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

Net revenues	$7.5	$9.0	20.0%	$27.0	$26.1	(3.3%	)
Cost of sales	5.5	3.8	(30.9%)	15.4	11.2	(27.3%	)
R&D	10.7	9.2	(14.0%)	33.7	30.2	(10.4%	)
SG&A expenses	3.2	3.8	18.8%	11.2	10.0	(10.7%	)

Operating loss	$(11.9)	$(7.8)	(34.5%)	$(33.3)	$(25.3)	(24.0%	)

Supplemental information
Equalization revenue, net	$4.5	$5.3		$18.7	$15.7
End-user alliance sales for all products sold primarily through Abbott Laboratories	$12.7	$15.7		$33.7	$43.5

In June 2002, Celera Diagnostics and Abbott Laboratories announced a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products, including third party products brought into the alliance.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Reported revenues increased for the third quarter of fiscal 2005 in comparison to the same quarter last year primarily as a result of increased equalization revenues from Abbott and increased license and collaboration revenues. For the first nine months of fiscal 2005, reported revenues decreased compared to the prior period due to lower equalization payments and reduced revenue related to shipments to Abbott, primarily as a result of purchasing patterns of alliance customers and improved inventory management. This decrease was partially offset by an increase in technology-related revenue, including license fees from Cepheid and recognition of a milestone payment from Merck & Co. associated with its target and marker collaboration related to Alzheimer’s disease. Reported revenues differ from end-user sales and consist primarily of equalization payments from Abbott resulting from the profit-sharing arrangement between Abbott and Celera Diagnostics, and technology-related revenues for fiscal 2005. Fluctuation in equalization payments can lead to variability in reported revenues, gross margins and cash use from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user alliance sales for all products sold primarily through Abbott increased for the third quarter of fiscal 2005 compared to the prior year quarter primarily due to increased sales of Hepatitis C Virus analyte specific reagents (“ASRs”). End-user alliance sales for all products sold primarily through Abbott increased for the first nine months of fiscal 2005 compared to the prior year period primarily due to higher demand for products sourced during the second half of fiscal 2004 from third parties, including products for HLA typing, and higher demand for Abbott alliance products, including infectious disease products and instruments.

R&D expenses decreased for both the third quarter and first nine months of fiscal 2005 compared to prior year periods due to decreased spending in discovery and product development programs. Additionally, impacting the nine months of fiscal 2005 were increased expenditures for the development of an instrument platform for the alliance.

SG&A expenses decreased for the first nine months of fiscal 2005 in comparison to the prior fiscal period primarily due to a $1.1 million charge recorded in fiscal 2004 related to a facility lease agreement.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge certain foreign currency forecasted revenues and to offset the impact of changes in foreign currency exchange rates on certain foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financial and operating activities. We use foreign exchange forward, option, and range forward contracts to manage our foreign currency exposures. At March 31, 2005, we recorded in our condensed consolidated financial statements a net liability of $5.8 million related to these currency forwards and option contracts, compared with a net asset of $5.1 million at June 30, 2004. This increase was primarily attributed to the fluctuations in foreign currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of March 31, 2005. Assuming a hypothetical adverse change of 10% in foreign exchange rates in relation to the U.S. dollar as of March 31, 2005, we calculated a hypothetical after-tax loss of $34.5 million, as compared to a hypothetical after-tax loss of $22.2 million at June 30, 2004. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. Our analysis excluded the impact of translation of foreign currency-denominated forecasted sales. If foreign currency exchange rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

Recently Issued Accounting Standards

See Note 1 to our condensed consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Outlook

Applied Biosystems Group

The Applied Biosystems group has the following expectations regarding its financial performance for fiscal 2005.

•	The Applied Biosystems group expects low-single-digit revenue growth compared to fiscal 2004.

•	Real-Time PCR/Applied Genomics and Mass Spectrometry revenues are expected to increase compared to fiscal 2004. Revenues from DNA Sequencing, Core PCR and DNA Synthesis, and Other Product Lines are expected to decline.

•	The gross margin is expected to equal or exceed the fiscal 2004 gross margin. SG&A expense as a percent of total revenues should exceed, and R&D expense as a percent of total revenues should decline from, the fiscal 2004 levels. The operating margin should increase from the fiscal 2004 level. These expectations exclude certain types of items which are included in earnings per share (“EPS”) under GAAP, such as asset impairment charges.

•	The effective tax rate is expected to be 28 percent.

•	The Applied Biosystems group expects EPS growth for the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 at a rate exceeding that of the annual revenue growth rate. For fiscal 2005, the Applied Biosystems group expects double-digit EPS growth compared to fiscal 2004. This expectation excludes certain types of items which are included in EPS under GAAP, such as gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings and asset impairment charges.

•	Capital spending should be in the range of $80 to 85 million. This amount includes the purchase of the buildings referred to above.

We are in the process of evaluating the impact of the repatriation provision of the American Jobs Creation Act of 2004. It is expected that a repatriation plan will be presented to our board of directors before the end of fiscal 2005. If approved, we will record a one-time tax charge associated with the repatriation. In addition, we anticipate that various tax matters in multiple jurisdictions may be resolved in our favor before the end of fiscal 2005 or in fiscal 2006.

The Applied Biosystems group believes this outlook and its fiscal year 2005 financial performance will continue to be affected by, among other things, the availability of funding in the U.S. for DNA sequencing, competitive pricing pressure on certain PCR-related consumables products, and the level of pharmaceutical company R&D spending. Beyond fiscal year 2005, we remain concerned about a number of factors that may have a negative impact on future sequencing revenue, including reduced government funding, outsourcing to core labs, and the introduction of emerging sequencing technologies. Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

The Applied Biosystems group derives some rights to PCR technology under a series of agreements with Hoffmann-La Roche, Inc. and some of its affiliates (“Roche”), which own some of the patents covering the PCR process. The Applied Biosystems group receives royalties from third-party sales of products incorporating this technology through a series of licensing programs that it has established for industry access to some of its intellectual property. The first of these patents expired in March 2005 in the U.S., and will expire in March 2006 in Europe and some other jurisdictions. The expiration of these patents may result in reduced royalty payments to the Applied Biosystems group. However, the Applied Biosystems group expects that a possible reduction in PCR royalties would be offset to a substantial degree by income from real-time PCR and other PCR-related technologies that it owns or licenses. On May 9, 2005, the Applied Biosystems group announced that it had reached definitive agreement with Roche, effective May 6, 2005, to settle all outstanding litigation and arbitration related to contractual relationships involving rights to and commercialization of PCR and real-time PCR as described under Item 1. “Legal Proceedings” in Part II of this report. The parties intend to jointly seek dismissal of the litigation and arbitration proceedings. In connection with the settlement, the parties amended some licenses granted by each party to the other in the research, applied markets, and diagnostics fields, worldwide. In addition, Applera has become the exclusive licensor of Roche patents covering reagents and methods for practicing real-time PCR in the life science research and applied fields. This will allow the Applied Biosystems group to expand the existing PCR licensing program to include these real-time PCR patents. The Applied Biosystems group believes that, if successful, the expanded licensing program should generate significant income that should substantially offset income lost from the patent expirations. The settlement also releases the Applied Biosystems group, beginning in May 2007, from its obligations to purchase some enzymes and other PCR-related reagent products from Roche under pre-existing supply agreements.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

Celera Genomics Group

The Celera Genomics group expects to continue to identify and validate additional targets within its ongoing proteomic discovery programs in cancer and plans to continue its collaborations with Celera Diagnostics to exploit diagnostic value from proteomic discoveries. With the submission to the U.S. Food and Drug Administration of an Investigational New Drug application for CRA-024781, the Celera Genomics group believes that its small molecule capability and pipeline of compounds is now sufficiently mature to look to partner or take other actions to capitalize on this asset.

The Celera Genomics group intends to substantially discontinue the operations of its Online/Information Business, concurrent with the expiration of its outstanding contractual obligations to its customers. Most of these obligations terminate before June 30, 2005. This action is consistent with the Celera Genomics group’s communications over the past three years regarding its focus on developing its therapeutics business. The Celera Genomics group expects to take a charge of several million dollars in the fourth quarter of fiscal 2005 associated with this decision, which is not reflected in the financial outlook below. The Celera Genomics group will continue to collect royalties on some products sold by the Applied Biosystems group pursuant to the marketing and distribution agreement entered into in April 2002. To facilitate sales of these royalty-bearing Applied Biosystems group products, the Celera Genomics group intends, after July 1, 2005, to contribute certain human, mouse, and rat genomic DNA sequence data to the public domain through the National Center for Biotechnology Information (NCBI), a division of the National Institutes of Health. The Celera Genomics group believes that contributing these data sets should stimulate more experimentation among academic and commercial researchers, which should, in turn, increase demand for these Applied Biosystems group products. We will continue to retain as proprietary other information assets, including proprietary algorithms, proteomics data and certain results obtained through the Applera Genomics Initiative, for use in internal research and product development programs.

The fiscal 2005 financial outlook for the Celera Genomics group is as follows:

•	The Celera Genomics group’s net cash use is expected to be between $80 and $90 million, including an anticipated $18 to $20 million for Celera Genomics’ portion of the funding for the Celera Diagnostics joint venture and net proceeds of $42.4 million from the sale of its Rockville facility.

•	The Celera Genomics group anticipates R&D expenses to be in the range of $103 to $110 million, and SG&A expenses to be in the range of $25 to $28 million. Actual R&D expenses will depend on the rate of progress in discovery and development programs. Pre-tax losses related to the Celera Diagnostics joint venture are expected to be in the range of $30 to $33 million.

•	The Celera Genomics group anticipates revenues to be in the range of $29 to $32 million due to the continuing expiration of Online/Information Business customer agreements.

Risks and uncertainties that may affect the Celera Genomics group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

Celera Diagnostics

Celera Diagnostics anticipates increased sales of existing and new products sold through its alliance with Abbott, including a new in vitro molecular diagnostic system now in evaluation in European customer sites. Celera Diagnostics also intends to continue advancing its disease association and medical utility studies through the remainder of fiscal 2005. For fiscal 2005, Celera Diagnostics anticipates pre-tax losses to be in a range of $30 to $33 million, and fiscal 2005 net cash use to be in a range of $35 to $40 million. Total end-user sales for the alliance between Celera Diagnostics and Abbott are anticipated to be in range of $60 to $65 million for fiscal 2005.

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

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products, and pursue new market opportunities.A significant portion of the net revenues for the Applied Biosystems group each year is derived from products that did not exist in the prior year. The Applied Biosystems group’s products are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. The Applied Biosystems group’s future success depends on its ability to continually improve its current products, develop and introduce, on a timely and cost-effective basis, new products that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of the group’s proven expertise or in areas which have unproven market demand. For example, the Applied Biosystems group has committed significant resources to researching, developing, marketing, and distributing new products and services designed to integrate laboratory experimentation with relevant scientific information, and to new Internet web sites devoted to promoting the group’s products and supporting customer research and development activities. These are emerging business areas for the Applied Biosystems group, and there can be no assurance that there will be market acceptance of the utility and value of these products and services. The inability to gain market acceptance of new products and services could adversely affect the group’s future operating results. The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products with new products or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and its future operating results.

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

Several legal actions have been filed against us that could affect the intellectual property rights of the Applied Biosystems group and its products and services, including the following:

•	In response to claims by us against MJ Research, Inc., MJ Research filed counterclaims against us including, among others, allegations that we have licensed and enforced some polymerase chain reaction, or “PCR,” patents through anticompetitive conduct in violation of federal and state antitrust laws. These claims have been rejected as a result of a jury verdict and a series of summary judgment rulings by the court, but MJ Research has filed a notice of appeal. Subsequently, MJ Research filed a lawsuit against us based on the allegation that four patents underlying the Applied Biosystems group’s DNA sequencing instruments were invalidly obtained because an alleged inventor, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the lawsuit. The case was dismissed but the decision has been appealed by MJ Research.

•	Promega Corporation has filed a lawsuit against us alleging that the Applied Biosystems group, along with some other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits.

•	Beckman Coulter, Inc. has filed a lawsuit against us alleging that the Applied Biosystems group is infringing three Beckman Coulter patents. The allegedly infringing products are the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems.

•	Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits, some of our TaqMan® genotyping and gene expression products and services, and the Celera Discovery System™. Genetic Technologies has also alleged that haplotyping analysis performed by our businesses infringes these patents.

•	In response to an arbitration claim filed by us against Roche Molecular Systems, Inc., Hoffmann-LaRoche, Inc., Roche Probe, Inc., F. Hoffmann-LaRoche Ltd., and other potential defendants affiliated with those defendants, they have asserted counterclaims against us in the arbitration that could affect our exclusive rights to some PCR patents licensed from them. However, effective May 6, 2005, the parties signed definitive agreements settling these disputes as further described in Part II, Item 1 of this report.

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

•	Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University have filed a lawsuit against us alleging that we are infringing six patents due to the sale of sequencing reagent kits, TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with the Applied Biosystems group’s Expression Array System.

•	Bio-Rad Laboratories, Inc. has filed a lawsuit against us alleging that we are infringing one of its patents due to our sale of instruments using, and reagents used for, capillary electrophoresis, and one of its trademarks due to our use of the BioCAD name.

•	Molecular Diagnostics Laboratories has filed a class action complaint against us and Hoffmann-La Roche, Inc. alleging anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase.

•	In response to patent infringement claims made by us against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation, Bio-Rad, MJ Research, and Stratagene have filed counterclaims seeking declaratory judgments that our U.S. Patent No. 6,814,934 in the field of real-time PCR is invalid and not infringed.

•	Thermo Finnigan LLC has filed a lawsuit against us alleging that we are infringing one of its patents as a result of, for example, the Applied Biosystems group’s commercialization of the ABI PRISM 3700 Genetic Analyzer.

These cases are described in further detail in Part I, Item 3, of our 2004 Annual Report on Form 10-K, as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. There can be no assurance that these matters will be resolved favorably; that we will not be enjoined from selling the products or services in question or other products or services as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 50% of the Applied Biosystems group’s net revenues for the nine months ended of our 2005 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $778 million as of March 31, 2005, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group. The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group. However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $145 million as of March 31, 2005. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments. The Applied Biosystems group became the exclusive distributor of the Celera Genomics group’s human genomic and other biological and medical information under the terms of a marketing and distribution agreement that was effective in April 2002, the term of which was originally ten years but which was extended to 15 years in February 2005. Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics group based on sales of some products sold by the Applied Biosystems group on and after July 1, 2002. The Applied Biosystems group has not guaranteed any minimum royalty payments to the Celera Genomics group, and the actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize the products subject to the royalty. The Applied Biosystems group has not proven its ability to successfully commercialize these products, and sales of these products may not meet expectations. Such sales will depend on several factors that are not controlled by the Celera Genomics group, including general market conditions, customer acceptance, and the efforts of the Applied Biosystems group.

The Celera Genomics group’s ability to develop and commercialize proprietary therapeutic products is unproven and several of its programs rely on the use of novel discovery methods. As the Celera Genomics group expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products. It is possible that the Celera Genomics group’s discovery and development efforts will not result in any commercial products. Furthermore, the Celera Genomics group is seeking to identify novel methods of treating disease through the use of technology in the field of proteomics, the study of proteins. The Celera Genomics group is also seeking to capitalize on its relationship with Celera Diagnostics by incorporating the novel findings arising from Celera Diagnostics’ disease association studies into its research. The Celera Genomics group is using the results of studies performed by Celera Diagnostics on its own behalf and also studies performed specifically for the Celera Genomics group. To our knowledge, neither of these approaches to therapeutic product discovery and development has to date been effectively used to develop or commercialize a therapeutic product, and therefore the potential benefit to the Celera Genomics group of its use of proteomics technology and Celera Diagnostics’ disease association studies is unknown. Also, Celera Diagnostics is not obligated to continue performing disease association studies on its own or on the Celera Genomics group’s behalf, and if Celera Diagnostics discontinues performing these studies the Celera Genomics group’s business and scientific plan could be adversely affected.

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

Introduction of new products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group or its collaborators could expose the Celera Genomics group to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human therapeutic products. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages. Although the Celera Genomics group expects to seek and maintain product liability insurance to cover claims relating to the testing and use of therapeutic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

Therapeutics discovery and development is a highly technical field and there is a competitive market for personnel with the expertise needed for the expansion of the Celera Genomics group’s business operations within this field. The Celera Genomics group believes that in order to develop and commercialize therapeutic products, it will need to continue recruiting and retain scientific and management personnel having specialized training or advanced degrees, or otherwise having the technical background, necessary for an understanding of therapeutic products. There is a shortage of qualified scientific and management personnel who possess this technical background. The Celera Genomics group competes for these personnel with other pharmaceutical and biotechnology companies, academic institutions and government entities. If the Celera Genomics group is unable to retain and attract qualified scientific and management personnel, the growth of the group’s business operations in the area of therapeutic product discovery and development could be delayed or curtailed.

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

The Celera Genomics group’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. The Celera Genomics group’s

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel via the Internet. Also, the Celera Genomics group relies on a global enterprise software system to operate and manage its business. The Celera Genomics group’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera Genomics group’s hardware or software malfunctions or access to the Celera Genomics group’s data by the Celera Genomics group’s internal research personnel through the Internet is interrupted, the group’s business could suffer.

The Celera Genomics group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its therapeutic products discovery and development programs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Celera Genomics group’s business.

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

The Celera Genomics group may infringe the intellectual property rights of third parties, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of its patent rights with respect to third parties. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostic industries. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera Genomics group’s success in therapeutic product discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

The Celera Genomics group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties, referred to as “interference proceedings.” Also, the Celera Genomics group may initiate patent litigation to enforce its patent rights or invalidate patents held by third parties. These legal actions may similarly be initiated against the Celera Genomics group by third parties alleging that the Celera Genomics group is infringing their rights. The cost to the Celera Genomics group of any patent litigation or proceedings, even if the Celera Genomics group is successful, could be substantial, and these legal actions may absorb significant management time. If infringement claims against the Celera Genomics group are resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party, which may not be available, and the Celera Genomics group could become subject to significant liabilities to third parties. The Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all.

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

Our company is subject to a class action lawsuit relating to its 2000 offering of shares of Applera-Celera Genomics stock that may be expensive and time consuming. Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera Genomics stock in our follow-on public offering of Applera-Celera Genomics stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera Genomics stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit

Back to Contents

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
continued

and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

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

Celera Diagnostics may infringe the intellectual property rights of third parties, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of its patent rights with respect to third parties. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostic industries. The intellectual property rights of biotechnology companies, including Celera Diagnostics, are generally uncertain and involve complex factual, scientific, and legal questions. Celera Diagnostics’ success in diagnostic discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

Celera Diagnostics may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties, referred to as interference proceedings. Also, Celera Diagnostics may initiate patent litigation to enforce its patent rights or invalidate patents held by third parties. These legal actions may similarly be initiated against Celera Diagnostics by third parties alleging that Celera Diagnostics is infringing their rights. For example, Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits. The cost to Celera Diagnostics of any patent litigation or proceedings, even if Celera Diagnostics is successful, could be substantial, and these legal actions may absorb significant management time. If infringement claims against Celera Diagnostics are resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party, which may not be available, and Celera Diagnostics could become subject to significant liabilities to third parties. Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all. Similarly, contractual disputes related to existing license rights under third party patents may affect Celera Diagnostics’ ability to develop, manufacture, and sell its products.

The cases referred to in the prior paragraphs are described in further detail in Part I, Item 3, of our 2004 Annual Report on Form 10-K, as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including Part II, Item 1 of this report.

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

Back to Contents

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 49 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 38 of our 2004 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.      Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the third quarter of our 2005 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the third quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2004 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously filed Quarterly Reports on Form 10-Q for the first and second quarters of our current fiscal year, updating the information disclosed in our 2004 10-K. Set forth below is a further update to those disclosures, including specifically a description of previously-disclosed cases in which there have been recent material developments.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described in our 2004 10-K as updated by the disclosures in our subsequent Quarterly Reports, including this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of our current legal actions. An adverse determination in the cases we are currently defending, particularly the claims against us described in our 2004 10-K as updated by the disclosures in our subsequent Quarterly Reports, including this report, could have a material adverse effect on us, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

Applera and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera Genomics stock in our follow-on public offering of Applera-Celera Genomics stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera Genomics stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the Court certified the case as a class action.

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April, 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ’195, ’202, ’188 and ’493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.442 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. Additionally, we are seeking an injunction against MJ Research. MJ Research has filed a notice of appeal.

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserts, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserts various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that form the basis of the complaint include, among other things, the: (i) defendants’ failure to abide by contractual provisions

Back to Contents

intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration is based on our allegation that the defendants (i) have infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, have undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper. On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleges that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche is seeking a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper. The claims and counterclaims described in this paragraph involve PCR rights used by the Applied Biosystems group and also rights that the Applied Biosystems group has contributed to Celera Diagnostics. On March 1, 2004, the Superior Court denied Roche’s motion to compel arbitration, but Roche successfully appealed that decision. Accordingly, on January 7, 2005, the Superior Court issued an order staying the proceedings in that court pending the completion of the arbitration proceedings. Effective May 6, 2005, the parties signed agreements settling these disputes and they intend to jointly seek dismissal of the litigation and arbitration proceedings. Refer to Item 5. “Other Information” below for more information about the settlement.

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that defendants’ activities involving instruments for real time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad, MJ Research, and Stratagene have each answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed. Bio-Rad, MJ Research, and Stratagene seek dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

Back to Contents

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the third quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-January 31, 2005	—	$ —	—	$ —
February 1-February 28, 2005	—	$ —	—	$ —
March 1- March 31, 2005	—	$ —	—	$ —

Total	—	$ —	—	$ —

(1)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of fiscal 2005.

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the third quarter of fiscal 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1-January 31, 2005	—	$ —	—	$ —
February 1-February 28, 2005	—	$ —	—	$ —
March 1-March 31, 2005	845	$ 11.165	—	$ —

Total	845	$ 11.165	—	$ —

(1)	Consists of shares tendered by an employee to the Company to cover the exercise price of employee stock options.

(2)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of fiscal 2005.

Item 5.      Other Information.

On May 9, 2005, the Applied Biosystems group announced that Applera had reached definitive agreement with Hoffmann-La Roche, Inc. and some of its affiliates (“Roche”), effective May 6, 2005, to settle all outstanding litigation and arbitration related to contractual relationships involving rights to and commercialization of polymerase chain reaction, or PCR, and real-time PCR as described under Item 1. “Legal Proceedings” above. The parties intend to jointly seek dismissal of the litigation and arbitration proceedings. In connection with the settlement, the parties amended some licenses granted by each party to the other in the research, applied markets, and diagnostics fields, worldwide. In addition, Applera has become the exclusive licensor of Roche patents covering reagents and methods for practicing real-time PCR in the life science research and applied fields. This will allow the Applied Biosystems group to expand the existing PCR licensing program to include these real-time PCR patents.

The settlement also releases the Applied Biosystems group, beginning in May 2007, from its obligations to purchase some enzymes and other PCR-related reagent products from Roche under pre-existing supply agreements.

Back to Contents

Item 6.      Exhibits.

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

Dated: May 10, 2005

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