Form 10-K
period 2005-06-30
APPLERA CORP
filed 2005-09-08
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2005

Or

Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

Title of Class: Class G Warrants

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No

As of December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Applera Corporation-Applied Biosystems Group Common Stock (based upon the average of the high and low price) held by non-affiliates was $4,106,530,516, and the aggregate market value of Applera Corporation-Celera Genomics Group Common Stock (based upon the average of the high and low price) held by non-affiliates was $1,016,061,100. As of August 19, 2005, 195,335,563 shares of Applera Corporation-Applied Biosystems Group Common Stock and 74,472,343 shares of Applera Corporation-Celera Genomics Group Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Stockholders for Fiscal Year ended June 30, 2005 - Parts I, II, and IV.
Proxy Statement for 2005 Annual Meeting of Stockholders - Part III.

ii

Back to Contents

PART I

Item 1.	Business

Company Overview

Business Segments

Applera Corporation conducts business through three business segments, which are described below. Throughout this report, terms such as “Applera,” “we,” “us,” or “our” may be used to refer to Applera Corporation.

Applied Biosystems Group. Our Applied Biosystems Group, which we refer to as “Applied Biosystems” throughout this report, serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these products and services to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries, develop new pharmaceuticals, and conduct standardized testing. Applied Biosystems’ products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: forensic testing and human identification; “biosecurity,” which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and food and environmental testing. A description of this business segment and developments during our 2005 fiscal year is set forth below in this Item 1 under the heading “Business–Applied Biosystems Group Business.”

Celera Genomics Group. Our Celera Genomics Group, which we refer to as “Celera Genomics” throughout this report, is engaged principally in the discovery and development of targeted therapeutics for cancer, autoimmune, and inflammatory diseases. Celera Genomics is leveraging its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, and to discover and develop small molecule therapeutics. It is also seeking to advance therapeutic antibody and selected small molecule drug programs in collaboration with global technology and market leaders. A description of this business segment and developments during our 2005 fiscal year is set forth below in this Item 1 under the heading “Business–Celera Genomics Group Business.”

Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics. Celera Diagnostics, a joint venture formed by Applied Biosystems and Celera Genomics in April 2001, is focused on the discovery, development, and commercialization of diagnostic products. A description of this business segment and developments during our 2005 fiscal year is set forth below in this Item 1 under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics.”

Information about the risk factors associated with our business segments is set forth below in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors.”

Back to Contents

We maintain a corporate staff to provide accounting, tax, treasury, legal, information technology, human resources, and other shared internal services for Applied Biosystems, Celera Genomics, and Celera Diagnostics.

Corporate History and Structure; Two Classes of Stock

Applera was incorporated in 1998 under the laws of the State of Delaware. Applera is the successor to “The Perkin-Elmer Corporation,” a corporation originally formed in 1939, as a result of a recapitalization completed in May 1999. As part of the 1999 recapitalization, Applera established the following two classes of common stock that were intended to reflect separately the relative performance of the businesses of Applied Biosystems and Celera Genomics, which are business units of Applera and are not separate legal entities:

•	Applera Corporation-Applied Biosystems Group Common Stock, which we refer to in this report as “Applera-Applied Biosystems stock”; and

•	Applera Corporation-Celera Genomics Group Common Stock, which we refer to in this report as “Applera-Celera Genomics stock.”

More information about Applera-Applied Biosystems stock and Applera-Celera Genomics stock is set forth below in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Information about our Common Stock and its Holders.” Also, information about the risk factors associated with our capital structure and our two classes of common stock is set forth below in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors–Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

Available Information

Websites. We maintain Internet websites for Applera, Applied Biosystems, Celera Genomics, and Celera Diagnostics. All interested persons can access the following information on our Applera, Applied Biosystems, and Celera Genomics websites, free of charge:

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

Back to Contents

We make our SEC reports and the insider transaction reports available on our websites as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The following table indicates how to access the documents described above on our Applera, Applied Biosystems, and Celera Genomics websites. In addition, you can obtain copies of these materials by calling our corporate Secretary at 203-840-2000 or by making a request in writing mailed to: Attention: Secretary, Applera Corporation, 301 Merritt 7, P.O. Box 5435, Norwalk, CT 06856-5435.

Website Addresses:	www.applera.com
www.appliedbiosystems.com
www.celera.com

SEC Filings:	Click on the link to “SEC Filings” in the “Investors & Media” or “Investors” section, as applicable, of the website, and then click again on the link to “SEC Filings.”

“Insider Transaction” Reports:	Click on the link to “SEC Filings” in the “Investors & Media” or “Investors” section of the website, as applicable, and then click again on the link to “SEC Insider Filings.”

Corporate Governance Information:	Click on the link to “Corporate Governance” in the “Corporate”
section of the Applera website. Click on the link to “Corporate
 Governance” in the “Investors & Media” or “Investors” section, as applicable, of the Applied Biosystems or Celera Genomics websites.

Except for any documents on our websites that are expressly incorporated by reference into this report, the information contained on our websites is not incorporated by reference into this report and should not be considered to be a part of this report. This includes the websites referred to in the table above, as well as other websites that we refer to elsewhere in this report. All of these website addresses are included in this document as inactive textual references only.

Information Incorporated by Reference. The SEC allows us to “incorporate by reference” some information from parts of other documents filed with the SEC, including:

•	our Annual Report to Stockholders for our 2005 fiscal year, which we refer to in this report as our “2005 Annual Report”; and

•	our Proxy Statement relating to our Annual Meeting of Stockholders to be held on October 20, 2005, which we refer to in this report as our “2005 Proxy Statement.”

When we “incorporate by reference,” that means that we are referring you to important information in other documents that have been filed with the SEC rather than repeating that information in this report. We recommend that you refer to the information that we indicate is contained in the other documents and which is incorporated by reference into this report. The portions of our 2005 Annual Report that are incorporated by reference into this report are included as Exhibit 13 to this report.

Back to Contents

Scientific Background

All living organisms contain biological molecules. The most numerous are in the categories of: nucleic acids, which include DNA and RNA; proteins; carbohydrates; and lipids. Biological molecules are typically much larger and more complex than common molecules, and there is a wide diversity in the types of biological molecules present in living organisms. These characteristics make the analysis of biological molecules significantly more complex than the analysis of smaller compounds. Key advances in therapeutics have often come from an understanding of either proteins or DNA.

DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell, a process referred to as gene expression. DNA molecules consist of chemical subunits, called nucleotides, bound in two long strands formed by a chemical “backbone” made up of sugar and phosphate molecules. There are four nucleotides – adenine, cytosine, guanine, and thymine – often abbreviated with their first letters A, C, G, and T and often referred to as bases. In a DNA molecule, the nucleotides in the two strands are bound together in pairs to form a structure that resembles a twisted ladder, which is often referred to as a “double helix.” The bound pairs of nucleotides, which form the rungs of the “ladder,” are often referred to as base pairs.

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

     Principally driven by the “biotechnology revolution” and the increasing focus on DNA, researchers are developing a better understanding of DNA's role in human disease. An increased appreciation of how DNA ultimately determines the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the genes that make up the human genome. We believe the best scientific evidence to date indicates that the number of genes in the human genome that code for proteins is between 25,000 and 30,000. The study of genes and other genetic material of organisms is now commonly referred to as genomics.

The field of genomics research generally includes three broad categories of analysis, consisting of sequencing, genotyping, and gene expression studies:

•	Sequencing is performed to determine the exact order of the individual nucleotides in a DNA strand. Sequencing was used to identify the nucleotides in the entire human genome and other species. It has also been used to identify naturally occurring genetic variations in the human genome, which are referred to as single nucleotide polymorphisms, or SNPs. Scientists believe that SNPs can be correlated with, for

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

As researchers learn more about DNA and genes, they are also developing a better understanding of the role of proteins in human disease through efforts in the field of proteomics, the study of proteins expressed, or coded, by genes. Proteins are the products of genes and, along with gene expression and modification, are believed to be key drivers and mediators of cellular function and biological system activity. The understanding and treatment of disease today involves the study of genes and the proteins they code for, and frequently involves the measurement of a drug’s ability to bind to specific proteins in the body.

Although DNA contains the code for proteins, scientists have discovered that the body may modify proteins after they have been made in cells. These modifications, referred to as post-translational modifications, can alter a protein’s function, leading to changes in the biological reactions that take place in cells, which researchers refer to as biological pathways. These post-translational modifications complicate the study of proteins, because scientists studying proteins and seeking to understand their role in health and disease need a more thorough characterization of proteins than simply knowing their genetic, or DNA, code.

We believe that gene and protein research will increase as companies in the pharmaceutical and biotechnology industries seek to improve their drug discovery and development efforts. We also believe that ongoing drug discovery and development efforts will increase research of cells as researchers seek to further understand how drugs work in the body.

The growth in DNA, protein, and other life science research has created the need for systems that facilitate the collection, organization, and analysis of the large amounts of data generated by this research. This demand has led to the development of the science of bioinformatics. The science of bioinformatics seeks to blend biology and computing to transform massive amounts of data into useful information.

Back to Contents

Applied Biosystems Group Business

Overview

Applied Biosystems serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these products and services to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries, develop new pharmaceuticals, and conduct standardized testing. Applied Biosystems’ products and services are designed to address the demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories by combining the detection capabilities of analytical instruments with advances in automation and laboratory work-flow design. The markets for Applied Biosystems’ products and services span the spectrum of the life sciences industry and research community, including: basic human disease research and genetic analysis performed by universities, government agencies, and other non-profit organizations; pharmaceutical drug discovery, development, and manufacturing; and agriculture research. Applied Biosystems’ products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: forensic testing and human identification; “biosecurity,” which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and food and environmental testing.

During our 2004 fiscal year, Applied Biosystems engaged a leading strategy consulting firm to assist management in an in-depth review of the group’s entire product portfolio. The purpose of this review was to identify opportunities for growth, increased profitability, and shareholder value creation. The project, which was conducted in three phases, was completed during the first half of our 2005 fiscal year, and Applied Biosystems has been formally integrating the output from the review into its strategic and business development planning process. The first phase included a rigorous fact-based analysis of Applied Biosystems’ current product portfolio, and an evaluation of research and development investments in an attempt to achieve optimum alignment with future growth opportunities. This has led to changes in, and may in the future result in further changes in, Applied Biosystems’ product and business mix and research and development programs. The second phase included an examination of Applied Biosystems’ business processes with a goal of improving operational efficiency and productivity. As a result, Applied Biosystems implemented the organizational restructuring described in the next paragraph. In the third phase, Applied Biosystems sought to identify and analyze additional internal and external growth opportunities.

During the first half of our 2005 fiscal year, Applied Biosystems completed the implementation of a new organization structure which resulted from the strategic review described in the preceding paragraph. The new structure created the following four business divisions, each led by a division President: Molecular Biology; Proteomics and Small Molecules; Applied Markets; and Services and Solutions. Applied Biosystems believes these integrated and fully-functioning divisions have the resources necessary to execute their business plans, including strategic planning, research and development, marketing, and sales professionals. The four new business divisions are supported by several cross-divisional functions, including units focused on Applied Biosystems’ strategic planning and business development, investigation of advanced technologies, and incubation of new businesses in new

Back to Contents

or underserved markets. Also, these operating activities will continue to be supported by a shared service organization responsible for functions such as human resources, finance, communications, legal, and intellectual property.

Subsequent to the implementation of this new organization structure, in June 2005, Applied Biosystems announced a reduction and rebalancing of its workforce. Applied Biosystems terminated about 250 positions, primarily in research and development, marketing, and operations. However, during our 2006 year, Applied Biosystems anticipates expanding personnel in other functional areas including field sales and support, manufacturing quality, and advanced research. Applied Biosystems took this action to better align its resources with the needs of its customers and to improve operational efficiency and quality.

Also, in August 2004, Michael W. Hunkapiller, Ph.D., retired as Senior Vice President and President, Applied Biosystems Group. At the same time, Catherine M. Burzik, formerly a Vice President of Applera and Executive Vice President and Chief Operating Officer of Applied Biosystems, was promoted to the position left by Dr. Hunkapiller.

For information on revenues from instruments and consumables for our 2003, 2004, and 2005 fiscal years, refer to pages 36 and 38 of Management’s Discussion and Analysis in our 2005 Annual Report, which pages are incorporated herein by reference.

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

PCR Instruments, including Thermal Cyclers and Real-Time PCR Systems, and Related Consumables. Polymerase chain reaction, commonly referred to as PCR, is a process in which a short strand of DNA is copied multiple times, or amplified, so that it can be more readily detected and analyzed. Applied Biosystems’ PCR product line includes amplification instruments, known as thermal cyclers, several combination thermal cyclers and PCR detection systems, known as real-time PCR systems, and reagents, disposables, and software necessary for the PCR amplification and detection process.

The following table lists the thermal cyclers offered by Applied Biosystems:

Instrument	Capacity

9800 Fast PCR System	96 well
GeneAmp® PCR System 9700 Thermal Cyclers	60, 96, Dual 96, and Dual 384 well
Applied Biosystems 2720 Thermal Cycler	96 well

Technologically, these instruments are distinguished primarily based on their capacity for simultaneously processing multiple samples, determined based on the number of consumable “wells” that can be accommodated, and the speed at which the thermal cycling process is completed. The model 9800 instrument is the most recent addition to this product line. Applied Biosystems began sales and marketing of this instrument in October 2004. This instrument is the

Back to Contents

most advanced thermal cycler offered by Applied Biosystems, and can complete the thermal cycling process substantially faster than other instruments offered by Applied Biosystems and other commercial vendors of these types of instruments.

Applied Biosystems’ real-time PCR systems, which it previously referred to as “sequence detection systems,” include the following instruments:

Instrument	Capacity/Speed

Applied Biosystems 7900HT Real-Time PCR System	96 or 384 well/Available as Fast 96 well
Applied Biosystems 7500 Real-Time PCR System	96 well/Available as Fast
Applied Biosystems 7300 Real-Time PCR System	96 well
ABI PRISM 7000 Sequence Detection System	Dual 384 well

All of these real-time PCR instruments are enhanced versions of Applied Biosystems’ thermal cyclers, which are described above. However, unlike a general PCR instrument, which is used only to amplify a sample, these instruments are used to detect and for some applications quantify a sample during the PCR amplification process for purposes of conducting, for example, genotyping or gene expression analysis. Technologically, these instruments are distinguished based on their capacity for simultaneously processing multiple samples, determined based on the number of consumable “wells” that can be accommodated, the speed at which the detection and quantification process is completed and the level of automation, and the applications for which the instruments can be used. The model 7900HT Fast system and the model 7500 Fast system are the most recent additions to this product line. Applied Biosystems began sales and marketing of the model 7900HT Fast system in October 2004, and for the model 7500 Fast system in January 2005. These instruments are the most advanced real-time PCR systems offered by Applied Biosystems, and can complete the detection and quantification process substantially faster than other instruments offered by Applied Biosystems and other commercial vendors of these types of instruments. The model 7900HT systems incorporate robotics to enable large-scale gene expression and genotyping studies.

Generally, the PCR and real-time PCR product lines are designed to offer instruments suitable for use by a wide range of users, from the individual researchers to research laboratories conducting high-volume research. The suitability of any particular system for any researcher or research laboratory will depend on the nature of the work being performed and the capital budget of the researcher or research laboratory. The model 7000 Sequence Detection System is an older real-time PCR system that was the precursor to the model 7300 and 7500 real-time PCR systems. Limited demand for this product is expected to continue because some research and applied markets applications require the use of a system such as the model 7000 system that has been previously validated, or demonstrated acceptable, by users for those applications.

Applied Biosystems’ PCR product line also includes reagents and disposables for use in the PCR process. PCR reagents include specialized enzymes to enable the PCR amplification process. Enzymes represent a class of proteins which activate biological processes. PCR enzymes are optimized to efficiently make copies of a segment of DNA while exposed to the high temperatures required by the PCR process. Applied Biosystems offers a range of products containing these PCR enzymes. These include products for use in general PCR, as well as special formulations designed for real-time PCR applications. Disposables include plastic devices which are used to hold DNA samples and PCR reagents throughout the PCR amplification process. A number of different disposable devices are available for use with the full range of PCR and real-time PCR instruments offered by Applied Biosystems.

Back to Contents

Applied Biosystems’ real-time PCR systems enable TaqMan® chemistry, a unique PCR technology that can be used both for measurement of gene expression and for genotyping. TaqMan gene expression chemistry detects the product of PCR amplification and quantifies the amount of the target gene sequence present in the sample during the amplification process. This technique is referred to as quantitative real-time PCR. The real-time PCR systems analyze a sample by measuring fluorescence resulting from the reaction of the TaqMan chemistry and the sample. This product line has been widely accepted in the scientific research market. Applied Biosystems’ TaqMan Gene Expression Assays and SNP Genotyping Assays are TaqMan chemistry-based assays designed for use on Applied Biosystems’ real-time PCR systems. These products are described below in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Products for the Genomics Market–Genomic Assays.”

Applied Biosystems’ real-time PCR systems product line also includes its ABI PRISM™ 6100 Nucleic Acid PrepStation for sample preparation. The ABI PRISM 6100 Nucleic Acid PrepStation extracts DNA and/or RNA from whole cells, blood, and other samples. This DNA or RNA, largely separated from the other molecules found in cells such as proteins, can then be analyzed in instruments largely without interference from those other molecules. The ABI PRISM 6100 Nucleic Acid PrepStation was designed to decrease the labor and cost involved in preparing DNA and RNA for analysis by automating some aspects of this key phase in the sample preparation process.

Applied Biosystems offers a proprietary TaqMan Low Density Array, which was jointly developed with 3M Company, and a modified version of its model 7900HT system to support the Low Density Arrays for gene expression analysis. The Low Density Arrays are consumable laminated plastic sheets containing 384 microscopic fluid channels and wells. They are designed for use instead of plastic trays with sample wells generically referred to as microtiter plates, which are used in many types of laboratory analyses, including gene expression or genotyping studies on Applied Biosystems’ instruments. The microscopic fluid channel design of the Low Density Arrays enables researchers to automatically route a sample to the reaction wells rather than doing this by hand or using expensive and complex robotics as is required when using microtiter plates. Applied Biosystems is currently offering the Low Density Arrays pre-loaded with its human, mouse, and rat TaqMan Gene Expression Assays, which are described below in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Products for the Genomics Market–Genomic Assays.” Using an on-line ordering system, customers can customize the cards by selecting the assays that are pre-loaded onto the Low Density Arrays.

Genetic Analysis Instruments; Genotyping and Resequencing Systems. Applied Biosystems’ genetic analysis instruments, referred to as DNA or genetic analyzers or sequencers, can be used to perform both DNA sequencing and fragment analysis. DNA sequencing is used to determine the exact order of nucleotides in a strand of DNA. DNA fragment analysis is used to determine the size, quantity, or pattern of DNA in a strand of DNA. Genetic analysis instruments have been used extensively to obtain the DNA sequence of the human genome and the genomes of other species and to identify SNPs and other genetic mutations. With the completion of human genome sequencing and the completion of the sequencing of other important genomes, Applied Biosystems believes that researchers are transitioning to performing an increasing amount of resequencing, which is also referred to by some researchers as medical sequencing or directed resequencing. Resequencing involves the sequencing of a selected segment or segments of a genome, such as a pre-selected set of genes, in one or more organisms after a reference genome for that organism has been determined. The DNA sequence information of these

Back to Contents

organisms is then compared to the known reference sequence to determine whether any genetic variations are present. Scientists may use this information to, for example, better understand the causes and prevention of disease, facilitate the development of better and more targeted therapies and diagnostics, and understand individual response to treatment. This may be particularly true with a disease such as cancer, which scientists are finding to be associated with a large number of unique DNA mutations that may not be identified using commercially-available genotyping tools, including those offered by Applied Biosystems.

Applied Biosystems’ genetic analysis instruments use a process referred to as electrophoresis to analyze DNA molecules. During electrophoresis, the DNA molecules being analyzed are placed in a separation medium, usually a gel, and then subjected to an electric charge. The molecules will pass through the gel at different speeds because the molecules have different lengths and electrical charges. Typically, the molecules being analyzed are labeled, or chemically linked, with fluorescent “tags” before being subjected to electrophoresis, with each of the four different nucleotides of the DNA molecule – A, C, G, and T – being labeled with a different color tag. During electrophoresis, the genetic analysis instrument analyzes the molecules by directing a laser beam at them and then “reading” the fluorescent tags with an optical device that can detect the light that is emitted by the tags. Applied Biosystems offers several sequencing chemistries optimized for various customer requirements. Samples prepared using these chemistries are then analyzed on Applied Biosystems’ genetic analysis instruments.

All of Applied Biosystems’ genetic analysis instruments now use capillaries, which are tubes through which a DNA sample moves during electrophoresis. Capillary systems have higher throughput and greater automation than those based on slab-gels, an older and less efficient technology. Applied Biosystems offers the following genetic analysis instruments:

Instrument	Capacity

Applied Biosystems 3730xl DNA Analyzer	96 capillaries
Applied Biosystems 3730 DNA Analyzer	48 capillaries
ABI PRISM® 3130xl Genetic Analyzer	16 capillaries
ABI PRISM® 3130 Genetic Analyzer	4 capillaries
ABI PRISM® 310 Genetic Analyzer	1 capillary

The model 3730xl, 3730, 3130xl, and 3130 instruments all incorporate advanced sequencing technology that Applied Biosystems believes represents the leading industry standard for high-throughput sequencing. The model 3130xl and model 3130 instruments are the most recent additions to this product line, and were introduced for use by low- to medium- throughput laboratories to supersede the previously-marketed ABI PRISM® 3100 Genetic Analyzer and ABI PRISM® 3100-Avant Genetic Analyzer. Applied Biosystems began sales and marketing of these new instruments in November 2004. These instruments were designed to deliver enhanced automation, faster turnaround times, higher reliability, and higher data quality than previous generation technologies incorporated in the predecessor instruments.

Applied Biosystems provides servicing and customer support for all of these instruments. Applied Biosystems also provides servicing and support for the model 3100 and 3100-Avant instruments, which were phased out of production during our 2005 fiscal year with the introduction of the model 3130xl and 3130 instruments, and also for the model 3700 DNA Analyzer and the ABI PRISM 377 DNA Sequencer, both of which were discontinued in prior fiscal years but which are still used by some researchers. The model 3700 DNA Analyzer was the precursor to the model 3730xl instrument. At the time of its introduction in 1999, the model

Back to Contents

3700 instrument represented a significant advance in DNA sequencing technology because it could perform high-throughput analysis of samples in unattended operation. The model 3700 instrument was the principal instrument used by Celera Genomics for sequencing human and other genomes, and we believe the model 3700 instrument was also the principal instrument used by the Human Genome Project for its sequencing projects. The ABI PRISM 377 DNA Sequencer is the last of Applied Biosystems’ instruments to use slab-gel technology.

Applied Biosystems believes that the growing importance of DNA resequencing to disease research, as described above, will be a significant factor in the continuing demand for its sequencing instruments and consumable products. Applied Biosystems has therefore developed the VariantSEQr™ Resequencing System, a product for detecting variants in 274 human genes. Applied Biosystems believes that the VariantSEQr system enables scientists to perform resequencing studies that were previously impractical and too expensive to perform because of the amount of time, labor, and expertise needed for experiment setup. The VariantSEQr system integrates reagents and software for use on the Applied Biosystems 3730, 3730xl, 3130, and 3130xl genetic analysis instruments.

Applied Biosystems also offers the SNPlex™ Genotyping System. The SNPlex system uses multiplexing, a scientific term that refers to multiple reactions in a single tube or well, to rapidly identify large numbers of target SNPs in a single biological sample. Using this system, which can be used with the Applied Biosystems 3730 and 3730xl DNA Analyzers, customers can perform studies based on their own customized set of reference SNPs. Applied Biosystems developed this system as an alternative to the PCR-based genotyping that can be performed using Applied Biosystems’ real-time PCR instrument systems. The suitability of this system for any particular researcher or research project compared to PCR-based genotyping depends on several factors, including the type of study being performed, scientific requirements, access to the needed instrumentation, and cost considerations.

Genomic Assays. Our genomic assays are chemical tests used to measure a DNA or RNA target. A genomic assay combines a set of pre-selected oligonucleotides, sometimes referred to as “oligos,” which are synthetic single-stranded pieces of DNA, with other analytical reagents that allow a researcher to measure differences between samples of genetic material. For example, a gene expression assay is a chemical test to measure how much RNA is being produced from a specific gene in the cells of a tissue sample. A genotyping assay is a chemical test to measure the presence or absence of a specific genetic sequence variation or mutation among DNA samples from different populations that can be used to correlate genetic traits with physical traits such as disease susceptibility or drug response. Applied Biosystems’ genomic assays include several products and services for both gene expression and genotyping, which are described in the following table.

Back to Contents

Gene Expression Assays	Description

TaqMan® Gene Expression Assays	Ready-made gene expression assays that can be ordered from
Applied Biosystems’ inventory

TaqMan® Pre-Designed Gene Expression Assays	Pre-designed gene expression assays that can be made to
order

Custom TaqMan® Gene Expression Assays	Service for the manufacture of custom TaqMan chemistry-
based gene expression assays based on targets supplied by
researchers

SNP Genotyping Assays	Description

TaqMan® SNP Genotyping Assays	Ready-made SNP genotyping assays that can be ordered from
Applied Biosystems’ inventory

TaqMan® Pre-Designed SNP Genotyping Assays	Pre-designed SNP genotyping assays that can be made to
order

TaqMan® Coding SNP Genotyping Assays	Ready-made SNP genotyping assays within protein coding
regions of genes that can be ordered from Applied
Biosystems’ inventory

Custom TaqMan® SNP Genotyping Assays	Service for the manufacture of custom TaqMan chemistry-
based SNP genotyping assays based on targets supplied by
researchers

Since the initial launch of its genomic assays in our 2002 fiscal year, Applied Biosystems has continued to increase the number of assays available and currently offers a large library of ready-made and pre-designed SNP genotyping and gene expression assays. This library includes approximately 2.3 million human SNP genotyping assays, 200,000 gene expression assays for the human genome, and 300,000 gene expression assays for the mouse and rat genomes. The ability to study the mouse and rat genomes is important to researchers involved in, for example, therapeutic research and development, because mice and rats have genes that are believed to correspond to human genes and the results of disease research or safety, toxicology, or other studies on mice or rats may therefore be correlated to humans with corresponding genetic characteristics. Also, in May 2005 Applied Biosystems expanded this product line and commenced sales and marketing of Pre-Designed TaqMan Gene Expression Assays for two additional scientifically important model organisms, the Arabidopsis plant and the Drosophila fruit fly. Arabidopsis is a standard model genome used in plant science and agricultural studies, and Drosophila is a model for studying developmental biology with numerous potential implications for human disease research. The new assays include approximately 38,000 gene expression assays for the Drosophila genome, and approximately 95,000 gene expression assays for the Arabidopsis genome.

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

Back to Contents

•	creation of a set of standard and validated assays that enable comparisons of data between laboratories.

Applied Biosystems’ SNP genotyping and gene expression assays are designed to be used with Applied Biosystems’ real-time PCR systems.

Microarrays. Applied Biosystems offers the Applied Biosystems Expression Array System for gene expression analysis of the human, mouse, and rat genomes. This system combines microarray technology and a proprietary chemiluminescence technology and was designed to detect the expression of a greater number of genes, with higher sensitivity and specificity, while using less biological sample, than other commercially-available microarray technologies. This system is highly sensitive because it can detect low levels of gene expression, and highly specific because of its accuracy in identifying the presence of expressed genes without falsely “reading” the presence of expression from other genes.

Microarray technology involves the miniaturization of reactions on a single consumable product to enable a large number of simultaneous reactions or analyses. Applied Biosystems’ microarrays are small, porous nylon plates that can be used to analyze the expression of a large number of genes in a sample in parallel. The microarrays are used in combination with the 1700 Chemiluminescent Microarray Analyzer, an instrument that measures gene expression by detecting chemiluminescence, which is the conversion of chemical energy stored within a molecule into light. DNA “probes,” which are single-stranded pieces of DNA, are chemically attached to the microarray and designed to cause a chemiluminescent reaction in the presence of expression targets. The DNA probes used for this application are approximately 60 bases long. Applied Biosystems believes the use of chemiluminescence rather than fluorescence, and the use of longer probes, results in higher sensitivity and specificity compared to other commercially-available microarray systems.

In January 2005, Applied Biosystems released an updated version of its human genome microarray for use with the Expression Array System. The updated human genome microarray can be used to analyze the expression of approximately 29,000 genes, which Applied Biosystems believes includes more than 8,000 genes not covered by any similar commercially-available gene expression microarray system. Also, in December 2004, Applied Biosystems commenced commercial sales of whole genome expression arrays for the rat genome, complementing the arrays for the mouse genome that it had begun marketing during our 2004 fiscal year.

Applied Biosystems designed this system to complement the gene expression capabilities of its TaqMan chemistry-based real-time PCR system products. Researchers performing whole genome expression studies using the Expression Array System can validate their results and perform further analysis on Applied Biosystems’ real-time PCR systems using TaqMan® gene expression assays.

DNA Synthesis. DNA synthesizers produce synthetic single-stranded pieces of DNA for genetic analysis. These molecules, referred to as oligonucleotides or sometimes oligos, are an essential reagent for PCR and DNA sequencing and are also used in drug discovery applications. DNA synthesis is used both by companies performing high-throughput synthesis as a service as well as individual laboratories that synthesize DNA for their own use. Applied Biosystems offers several models of synthesizers and supporting reagents for the needs of its different

Back to Contents

customers. Applied Biosystems also provides custom synthesis, in which oligonucleotides are made to order and shipped to customers.

PNA. Applied Biosystems has a license, which is exclusive for some applications, to manufacture and sell peptide nucleic acid within various markets including the molecular biology research market. Peptide nucleic acid, which is often referred to as PNA, resembles DNA in its chemical structure except that it has a neutral peptide-like “backbone,” whereas DNA has a negatively charged sugar phosphate backbone. The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe. Probes are used in various types of analysis, and are used to search for DNA and RNA sequences in a sample by binding to those sequences if they are present. PNA may be used in many areas, including basic research, pharmaceutical discovery, diagnostic development, and food and environmental testing. During our 2002 fiscal year, Applied Biosystems acquired additional rights to PNA technology, particularly exclusive rights in the field of diagnostics, through its acquisition of Boston Probes, Inc. and a party related to Boston Probes. During the fourth quarter of our 2004 fiscal year, Applied Biosystems recorded pre-tax charges of $14.9 million relating to Boston Probes. These charges are described in Note 2 to our fiscal 2005 Consolidated Financial Statements, which are incorporated by reference into Item 8 of this report.

Products for the Proteomics Market

Genes code for proteins in biological organisms, and proteins are the key biological molecules that function in all aspects of living things such as growth, development, and reproduction. The body may also modify proteins after they are made in cells, and such modifications, referred to as post-translation modifications, often alter the function of the modified protein. These post-translational modifications are not encoded in the protein’s genetic, or DNA, code.

Differences in the types or amounts of specific proteins in biological systems are thought to be the primary differences between healthy and diseased systems or organs. A majority of drugs to treat human disease bind to and affect proteins. Proteins are large biological molecules made up of peptides, and peptides are made up of amino acids chemically linked together in long chains and frequently modified by the addition of chemical units such as “carbohydrate chains” or “phosphate groups.” Customers in the proteomics research market need systems for the analysis of proteins and peptides for the purpose of discovery of drug targets, protein therapeutics, and diagnostics. Applied Biosystems has developed products for the identification, characterization, and measurement of expression of proteins and peptides. Applied Biosystems’ products for the proteomics market are described in the following paragraphs.

Mass Spectrometry. Mass spectrometry has become very useful for the analysis of large molecules of biological importance such as proteins. Analysis of proteins and other molecules by mass spectrometry involves the very accurate measurement of the mass, or size, of components in a sample, such as the measurement of the multiple different peptides that make up a defective protein. The sensitive electronics of mass spectrometry instruments can measure fine differences in very small quantities of complex samples having multiple components. Mass spectrometry instruments incorporate the following key technological processes:

•	A unique sample preparation process called ionization to charge the molecules for analysis. Applied Biosystems sells instruments with ionization by either a laser based system called MALDI, which refers to matrix assisted laser desorption

Back to Contents

ionization, or a high voltage electric system called ESI, which refers to electrospray ionization.

•	Mass analysis and detection, which involves the separation and electronic measurement of the mass of molecules and the measurement of the relative amounts present. Applied Biosystems has a variety of mass analysis technologies which separate and measure the mass of molecules in a sample. These include TOF, which refers to time of flight, which measures mass based on flight time in an electric field under vacuum; and quadrupole or quad, and linear ion trap, both of which measure mass using radio frequencies and electric charges though using related but different technologies.

Mass spectrometry instruments are often referred to or named based on their sample preparation and mass analysis technologies. For example, a “MALDI TOF” instrument is an instrument that uses MALDI to charge molecules for analysis and TOF for mass analysis. Also, mass spectrometry instruments are often referred to or named based on whether they are connected to liquid chromatography separation devices, which are used for sample preparation prior to analysis using mass spectrometry. For example, an “LC/MS” system is a liquid chromatography device connected directly to a mass spectrometry instrument, and an “LC/MS/MS” system is a liquid chromatography device coupled with tandem mass spectrometry instruments. Tandem mass spectrometry enables a more detailed and accurate analysis of the components of the molecules being studied.

The market for mass spectrometry is served by a wide range of instrument types, based on a variety of technologies for both ionization and mass analysis, which are combined together in different combinations in different instruments. The different instrument types, technologies, and combinations result in differing performance characteristics and price levels, and the suitability of any particular system for any researcher or research laboratory will depend on the nature of the work being performed and the capital budget of the researcher or research laboratory.

Applied Biosystems and Applied Biosystems/MDS SCIEX Instruments, a 50/50 joint venture between Applied Biosystems and MDS Inc. of Canada, supply a broad family of mass spectrometry products for the proteomics market that involve different combinations of these technologies. Customers select from this range of product types based on their budgets, workflows, sample types, preferences, and experience. Under the terms of the joint venture agreement with MDS Inc., Applied Biosystems has been the exclusive worldwide distributor of LC/MS systems manufactured for the joint venture by the MDS SCIEX Division of MDS Inc. for the analytical instruments market. During our 2005 fiscal year, Applied Biosystems and MDS Inc. expanded the scope of their Applied Biosystems/MDS SCIEX Instruments joint venture. As part of the transaction, which was completed in October 2004, Applied Biosystems sold MDS a 50 percent interest in intellectual property assets related to Applied Biosystems’ MALDI TOF mass spectrometry systems and next-generation products then under development, together with a 100 percent interest in some MALDI TOF product-related manufacturing and research and development assets. Subsequent to the sale, the parties each contributed their MALDI TOF and related intellectual property to the joint venture. In exchange, Applied Biosystems received $8 million in cash and a $30 million promissory note, which is payable in five annual installments beginning in October 2006. Applied Biosystems, as part of its responsibilities to the joint venture, will continue to market, sell, service, support, and provide research support for MALDI TOF products, and the joint venture agreement was amended so that Applied Biosystems’

Back to Contents

exclusive worldwide distribution rights now also include MALDI TOF products. MDS, through its MDS Sciex Division, as part of its responsibilities to the joint venture, has assumed substantially all research and development as well as primary manufacturing responsibility for MALDI TOF product lines.

The following table summarizes the mass spectrometry instruments for the proteomics market offered by Applied Biosystems, which are manufactured through the Applied Biosystems/MDS SCIEX Instruments joint venture:

Instrument Name	Ionization	Mass Analyzer

Voyager™-DE PRO Biospectrometry Workstation	MALDI	TOF
Voyager™-DE STR Biospectrometry Workstation	MALDI	TOF
4800 MALDI TOF/TOF™ Analyzer	MALDI	TOF/TOF™ Optics
4700 Proteomics Discovery System	MALDI	TOF/TOF™ Optics
QSTAR® XL Hybrid LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
4000 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap
3200 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap

Technologically, these instruments are distinguished based on their: sensitivity, or ability to identify very small quantities of molecules within a sample; resolution, or ability to distinguish among several different types of molecules within a complex sample; mass accuracy, or ability to accurately quantify or determine the mass of the molecules being studied; and overall ease of use. The 4800 MALDI TOF/TOF Analyzer and the 3200 Q TRAP LC/MS/MS System are the most recent additions to this product line. Applied Biosystems began sales and marketing of the 4800 MALDI TOF/TOF Analyzer in May 2005, and for the 3200 Q TRAP LC/MS/MS Systems in April 2005. The 4800 MALDI TOF/TOF Analyzer is the first MALDI TOF instrument introduced under the Applied Biosystems/MDS Sciex Instruments joint venture subsequent to its expansion as described above. The 4800 MALDI TOF/TOF Analyzer includes innovative new optics and electronics that give the instrument 10 times the sensitivity of the 4700 Proteomics Discovery System, which had previously been the most sensitive mass spectrometry TOF/TOF system offered for this market by Applied Biosystems. Applied Biosystems believes that this improved performance may enable the identification and quantification of low abundance proteins in complex samples that previously could not be identified and quantified. The 3200 Q TRAP system was introduced to replace the Q TRAP LC/MS/MS System, which was phased out of production during the 2005 fiscal year. The 3200 Q TRAP system offers improved sensitivity over its predecessor, and is marketed as a more affordable alternative to the more technologically advanced 4000 Q TRAP LC/MS/MS System.

In addition to the range of mass spectrometry instruments and software used to operate those instruments, Applied Biosystems has developed and commercialized reagents for quantifying, or measuring, levels of molecules in one or more samples, including ICAT® and iTRAQ™ reagents. Researchers use the ICAT chemistry to “tag” or affix a chemical marker to a peptide containing a specific type of amino acid known as cysteine. This process, when used with various mass spectrometry systems, enables the quantitation and identification of proteins in experiments that compare normal and diseased cells or samples. Researchers use the iTRAQ reagents to affix chemical markers to all types of peptides within a protein-rich mixture, enabling the quantitation of a greater number of proteins, including the ability to detect post-translational modifications, and enabling the comparison of expression patterns within up to four samples in

Back to Contents

the same experiment. Applied Biosystems believes the iTRAQ reagents complement the ICAT reagents because they enable experimentation that in many cases cannot be accomplished with the ICAT reagents. The ICAT and iTRAQ reagents offer laboratories a way of running protein experiments using mass spectrometry and are the foundation of an expanding family of Applied Biosystems consumables, software, and systems for proteomics. In June 2005, Applied Biosystems entered into a marketing and sales alliance agreement with Invitrogen Corporation. Pursuant to the alliance agreement, the two companies agreed to jointly market a suite of labeling technologies offered by them, including the ICAT and iTRAQ reagents. Applied Biosystems believes that the broader marketing of the reagents resulting from the alliance may increase the use of ICAT and iTRAQ reagents.

Biochromatography. Biochromatography is an important step in both research applications and manufacturing of biopharmaceuticals, which refers to protein-based pharmaceutical products. Researchers studying complex protein samples through mass spectrometry must first prepare these samples and separate them into the components to be analyzed. A common and important technique for the separation, and in some cases purification, of biological molecules is generally referred to as biochromatography, a process by which molecules are separated according to one or more of their physical properties such as their size, shape, charge, or affinity to other molecules.

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

Back to Contents

Products for the Small Molecule Analysis Market

Applied Biosystems has a number of mass spectrometry products that life science researchers use to analyze small molecules. Small molecules studied in life science research are typically smaller than peptides and include, for example:

•	some drugs;

•	drug metabolites, the compounds resulting from the body’s acting upon a drug, and present in bodily fluids such as blood or urine;

•	other small biological molecules found naturally in the human body such as hormones, which affect physiological activity by sending signals to cells and organs, and cholesterol, which the body uses, for example, to build cells and produce hormones; and

•	various trace contaminants in food, beverage, or environmental applications.

Mass spectrometry instruments are especially important for pharmaceutical researchers studying pharmacokinetics, the measurement of the bodily absorption, distribution, metabolism, and excretion, or elimination, of drugs. The U.S. Food and Drug Administration and other regulatory agencies require pharmacokinetic information for the approval of drugs. This application requires instruments which have a high resolution, or the ability to distinguish among different molecules with similar masses, and high sensitivity, or the ability to identify very small quantities of molecules, because the amounts of the drugs and their metabolites are very low and the mixtures are very complex. Researchers can perform the required pharmacokinetic analysis with LC/MS/MS systems that have been developed and refined by Applied Biosystems/MDS SCIEX Instruments.

Mass spectrometry for studying small molecules is also important in the fields of human forensic and toxicology testing. Forensic testing involves the study of deceased individuals to determine their cause of death. The presence or absence of particular molecules may be an indication of cause of death. Toxicology testing involves the detection of substances such as drugs of abuse or prescription drugs in samples. For this application, laboratories need instruments that can be used to perform kinetic testing, which is the measurement of the relative amounts of different molecules in the body.

Also, mass spectrometry instruments are growing in importance in applications such as food, beverage, and environmental testing. Various regulatory bodies worldwide monitor quality of food, beverages, and water. For these applications, we believe that speed of data acquisition, increased sensitivity, and high resolution together with ease of use are critical to satisfying customer needs.

Back to Contents

The Applied Biosystems/MDS SCIEX Instruments joint venture offers the following broad product line of mass spectrometry instruments for small molecule and pharmacokinetics researchers, including for the applications described above:

Instrument Name	Ionization	Mass Analyzer

API 5000™ LC/MS/MS System	ESI	Triple quad
API 4000™ LC/MS/MS System	ESI	Triple quad
API 3200™ LC/MS/MS System	ESI	Triple quad
API 2000™ LC/MS/MS System	ESI	Triple quad
QSTAR® XL Hybrid LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
4000 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap
3200 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap

Technologically, these instruments are distinguished based on their: sensitivity, or ability to identify very small quantities of molecules within a sample; resolution, or ability to distinguish among several different types of molecules within a complex sample; mass accuracy, or ability to accurately quantify or determine the mass of the molecules being studied; throughput; and overall ease of use. General information about mass spectrometry instruments and the technologies they incorporate, and also additional information about some of the instruments referred to in the table above, is set forth above in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Products for the Proteomics Market–Mass Spectrometry.”

The API 5000 system, API 3200 system, and 3200 Q TRAP system are the most recent additions to this product line. Applied Biosystems began sales and marketing of the API 5000 system in January 2005, and for the API 3200 and 3200 Q TRAP systems in April 2005. The API product line instruments offer a range of sensitivity at varying costs, the API 5000 system being the most sensitive. This product line has been widely accepted by pharmaceutical researchers, and we believe the API 5000 system is the most sensitive triple quad mass spectrometry instrument currently available to this research market. The API 3200 system was introduced to replace the API 3000 LC/MS/MS System, which Applied Biosystems expects to phase out of production during the 2006 fiscal year. The API 3200 system offers improved sensitivity for some applications over its predecessor in a smaller, easier to use design. The 3200 Q TRAP system was introduced to replace the Q TRAP LC/MS/MS System, which was phased out of production during the 2005 fiscal year. The 3200 Q TRAP system offers improved sensitivity over its predecessor, and is marketed as a more affordable alternative to the more technologically advanced 4000 Q TRAP system.

Cell Biology and Functional Proteomics Products

Applied Biosystems has developed, and expects to continue developing, products used for the study of cell and biological molecule function. Applied Biosystems intends to market existing products and develop new products within this field. These products are intended for use by researchers studying the complex biological reactions that take place within and between cells, which researchers refer to as biological pathways, and how these pathways relate to human disease. These studies are needed in a variety of fields, including in particular drug discovery and development. Applied Biosystems currently offers the 8200 Cellular Detection System, which is used by researchers to study cellular function. The system uses proprietary scanning technology to rapidly detect and measure fluorescence associated with objects as small as a single cell. Applied Biosystems also markets a line of Tropix® chemiluminescent reagent

Back to Contents

products used by researchers studying cell function. Chemiluminescence is the conversion of chemical energy stored within a molecule into light, and the detection of chemiluminescence is another technology used to study cellular function. Applied Biosystems also licenses its chemiluminescence technology for adaptation for various types of diagnostic tests and drug discovery assays. These chemiluminescent-based tests and assays can be used in combination with a variety of detection instruments.

During our 2002 fiscal year, Applied Biosystems entered into a licensing, supply, and collaboration agreement with HTS Biosystems, Inc. to jointly develop and commercialize a functional proteomics system based on HTS Biosystems’ “surface plasmon resonance” and “high-throughput affinity screening” technologies. Pursuant to this agreement, the parties developed, and Applied Biosystems began marketing, a proteomics instrument referred to as the 8500 Affinity Chip Analyzer. However, in June 2004 Applied Biosystems decided to exit this product line based on a strategic analysis of various business and technology investments. Accordingly, Applied Biosystems exercised its right to terminate the agreement with HTS Biosystems and return rights to the product line and related technology to HTS Biosystems, which was completed in September 2004.

Applied Genetic Analysis Products

During our 2005 fiscal year, Applied Biosystems established an Applied Markets division focused exclusively on developing and marketing products for use in some markets outside of life science research, which we refer to as “applied markets.” This division is one of the four principal integrated business divisions within Applied Biosystems that was formed as part of a new organizational structure that was implemented during the 2005 fiscal year. Applied Biosystems offers several products that it has designed for use in specific applied markets. The current focus of these products, which are discussed below in further detail, is in the areas of forensic testing and human identification, biosecurity, and environmental and food testing. Applied Biosystems believes that there is an opportunity to leverage its experience and success in forensic testing and human identification into other applied markets. In addition, some applied markets applications require instrument platforms such as Applied Biosystems’ real-time PCR systems and mass spectrometry systems, and accordingly the marketing of these systems for use in applied markets is within the focus of the Applied Markets division.

Forensic Testing and Human Identification. Applied Biosystems develops systems that are used to identify individuals based on their DNA, commonly referred to as forensic analysis. Forensic analysis is often used, for example, in criminal investigations, to identify human remains, and for paternity testing. Applied Biosystems offers an extensive product line addressing key needs for this application, and the product line has been widely accepted by investigators and laboratories performing forensic analysis.

Applied Biosystems’ forensic analysis systems are used in criminal cases where DNA extracted from biological evidence found at the crime scene is compared with DNA from suspects or profiles stored in databases of potential suspects. The use of DNA in some criminal investigations has been shown to help solve crimes and reduce the cost of the investigation, and we believe there is a growing recognition of the validity of the use of DNA testing and DNA databases for this purpose. This is evidenced in particular by a growing number of governmental initiatives in the U.S. and abroad to finance the analysis of DNA from crime scenes, including the existing backlog of samples from past crimes, and build databases of potential suspects. Many jurisdictions in the U.S. and in Europe have passed legislation creating mandated DNA

Back to Contents

databasing of, for example, individuals that are arrested and/or convicted of crimes. The growing recognition of the validity of the use of DNA in criminal matters is also evidenced by the increasing use of DNA analysis to exonerate individuals previously convicted of crimes by testing archived evidence.

Applied Biosystems’ forensic testing product line includes a system to increase the efficiency and effectiveness of forensic analysis by providing a qualitative and quantitative assessment of DNA in a sample prior to forensic analysis. This assessment can be used by scientists and technicians performing forensic analysis to facilitate proper sample preparation for analysis, which can reduce the risk that analysis must be repeated, and Applied Biosystems believes its new system provides more accurate and useful results than systems offered by other companies that are used for forensic analysis.

In December 2004, Applied Biosystems began sales and marketing of the AmpFLSTR®Yfiler™ PCR Amplification Kit, a new forensic identification kit that enables forensic scientists to detect low levels of male DNA in the presence of large amounts of female DNA, a situation routinely encountered in cases of sexual assault. Identifying, segregating, and analyzing male DNA in cases involving complex evidence containing mixtures of male and female DNA has been a significant challenge for forensic analysts. The sensitivity and specificity of this new kit provides an additional tool for the analysis of these types of complex evidence.

Quality and Safety Testing. Applied Biosystems has developed technologies for bacterial and fungal detection, characterization, and identification. It offers the MicroSeq® Microbial Identification System to accurately identify microorganisms. It also offers TaqMan® Pathogen Detection Systems, which operate on real-time PCR systems instruments, to rapidly detect bacterial contamination and detect and analyze genetically modified organisms in foods.

Biosecurity. Applied Biosystems believes the need for products in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers, often referred to as “biothreat” or “biosecurity” products, represents a significant opportunity for the marketing of new products and services for surveillance and detection of threats. Heightened awareness of biological terrorism, combined with outbreaks of emerging infectious diseases, have caused the U.S. government to substantially increase funding in this area. Applied Biosystems has entered into contracts to manufacture biosecurity products which it believes have resulted from biothreat concerns and this increased governmental funding. For example, through a collaboration with Cepheid, Applied Biosystems provides reagents used in assays for the detection of several infectious diseases for use in U.S. Postal Service Biohazard Detection Systems. Applied Biosystems intends to develop or manufacture other products for this market using TaqMan ®-based real-time PCR technology.

Informatics Products and Services

Applied Biosystems develops, markets, and distributes informatics software and services used to integrate and automate research, development, and manufacturing laboratories with the goal of increasing their efficiency and effectiveness. Users of Applied Biosystems’ informatics products and services are typically involved in gene mapping, drug discovery, drug development, and drug manufacturing. Applied Biosystems offers various software products for laboratory information management systems, often referred to as LIMS. These products are designed to facilitate sample tracking, data collection, data analysis, and data mining, and are generally

Back to Contents

designed to assist researchers in transforming data into useful information. In September 2004, Applied Biosystems began sales and marketing of its LS*LIMS™ Software, a new workflow management and process automation solution designed to increase productivity, improve data quality, and integrate data from many different sources for genomics and proteomics laboratories. Also in September 2004, Applied Biosystems began sales and marketing of its SQL*LIMS 5, an enterprise software system for use in managing quality assurance and quality control by manufacturers of pharmaceuticals and related products, and for use by companies in other industries requiring systems for the management of process and control such as food and beverage manufacturing, water treatment, and nuclear waste management. In April 2005, Applied Biosystems announced the introduction of a Forensics Toolkit, a software product for the management of crime scene DNA evidence. The Toolkit, which has not yet been commercially launched, was designed for tracking DNA evidence through its chain of custody, from initial discovery at a crime scene to the laboratory, to enable law enforcement personnel to maintain and document the integrity of DNA evidence as is required for admissibility in legal proceedings.

Applied Biosystems also offers informatics consulting services directly through its Professional Services Group and through alliances with other companies. These consulting services are designed for laboratories seeking greater automation and integration of lab processes. Applied Biosystems consultants principally provide installation and customization of Applied Biosystems’ LIMS software offerings, and also can assist customers in selecting and integrating technologies to streamline and accelerate their process-oriented activities.

Service and Support

Applied Biosystems provides warranties on all equipment at the time of sale, for periods of time ranging up to two years from the date of sale depending on the product subject to warranty. The warranties cover equipment installation, where required for the particular equipment, as well as customer training and application support. Applied Biosystems also offers service contracts to its customers that are generally one year after the original warranty period, but may range up to three years after the original warranty period. Applied Biosystems provides both repair services and routine maintenance services under these arrangements, and also offers repair and maintenance services on a time and material basis to customers that do not have service contracts. Service in the U.S. and major markets outside of the U.S. is provided by Applied Biosystems’ service staff. In some foreign countries, service is provided through distributorship arrangements.

Marketing and Distribution

General. The markets for Applied Biosystems’ products and services span the spectrum of the life sciences industry and research community, including: basic human disease research and genetic analysis performed by universities, government agencies, and other non-profit organizations; pharmaceutical drug discovery, development, and manufacturing; and agriculture research. Applied Biosystems products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: forensic testing and human identification; “biosecurity,” which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and food and environmental testing. Each of these markets has unique requirements and expectations that Applied Biosystems seeks to address in its product and service offerings. Applied Biosystems’ customers are continually searching for processes and systems that can perform tests faster, more

Back to Contents

efficiently, and at a lower cost. Applied Biosystems believes that its focus on automated and high-throughput systems enables it to respond to these needs.

The size and growth of Applied Biosystems’ markets are influenced by a number of factors, including but not limited to:

•	technological innovation in methods for analyzing biological data;

•	government funding for basic and disease-related research, such as in heart disease, AIDS, and cancer;

•	research and development spending by biotechnology and pharmaceutical companies;

•	awareness of biological contamination in food and the environment;

•	governmental response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers, including efforts to develop surveillance and detection capabilities; and

•	application of biotechnology to basic agricultural processes.

In the U.S., Applied Biosystems markets almost all of its products and services directly through its own sales and distribution organizations, although some products and services are marketed through independent distributors. Similarly, in major markets outside of the U.S., Applied Biosystems generally markets its products and services directly through its own sales and distribution organizations, although some products and services are marketed through various representative and distributorship arrangements. Applied Biosystems owns or leases sales and service offices in the U.S. and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Applied Biosystems’ products are distributed through retail outlets.

Applied Biosystems Portal. Applied Biosystems has established an electronic commerce, or “e-commerce,” Internet web site which Applied Biosystems refers to as the “Applied Biosystems Portal.” The Applied Biosystems Portal is located on the Internet at www.appliedbiosystems.com. Applied Biosystems uses the Portal to market its full range of products and services. Many products are also available for purchase online directly through the Portal, including TaqMan® Gene Expression and SNP Genotyping Assays, TaqMan® Low Density Arrays, the SNPlex™ Genotyping System, the VariantSEQr™ Resequencing System, and many other consumable products. Users of the Portal can access search tools and graphical viewers intended to help scientists plan their experiments and purchase corresponding Applied Biosystems products.

The Applied Biosystems Portal has become a growing source of direct sales since our 2003 fiscal year, when Applied Biosystems made the decision to use the Internet as a direct source of sales. However, during our 2005 fiscal year, Applied Biosystems engaged an international consulting firm to develop a new enhanced and redesigned Portal that would replace the existing Portal, and to operate, maintain, and support the new Portal. Applied Biosystems believes that the new Portal is necessary for the further growth of sales through the Internet consistent with Applied Biosystems’ expectations. The first phase of the new Portal

Back to Contents

implementation is scheduled for completion during our 2006 fiscal year. Applied Biosystems expects that the new Portal, as compared to the existing Portal, will among other things: be easier to use because it will have an improved graphical interface; and have enhanced performance and less “down time” during which it will be unavailable to users as a result of upgraded infrastructure technology. Applied Biosystems may continue the engagement of the consulting firm to further develop its new Portal subsequent to the completion of this first phase of the project.

Marketing and Distribution Agreement with Celera Genomics

In April 2002, Celera Genomics and Applied Biosystems entered into a ten-year marketing and distribution agreement pursuant to which Applied Biosystems became the exclusive distributor of Celera Genomics’ Celera Discovery System™ and related human genomic and other biological and medical information. As a result of this arrangement, Applied Biosystems integrated the Celera Discovery System and other genomic and biological information into its product offerings.

In exchange for the rights it acquired under the marketing and distribution agreement, Applied Biosystems agreed to pay royalties to Celera Genomics based on revenues generated by sales of some Applied Biosystems products from July 1, 2002, when exclusivity commenced under the agreement, through the end of our 2012 fiscal year. The royalty rate, as originally approved by our Board of Directors, was progressive, up to a maximum of 5%, with the level of sales through our 2008 fiscal year. The royalty rate became a fixed percentage of sales starting in our 2009 fiscal year, and the rate declined each succeeding fiscal year through our 2012 fiscal year. For our 2005 fiscal year, the royalty rate was 3%. The products subject to the royalties generally include some reagents, referred to as “probes” and “primers,” and arrays developed with reference to the genomic and biological information accessed by Applied Biosystems under the marketing and distribution agreement. As a result, current products that generate royalties include Applied Biosystems’ TaqMan® assays, SNPlex™ Genotyping System probes, VariantSEQr™ Resequencing System, arrays used with the Expression Array System, and TaqMan Low Density Arrays.

Based upon review by our Board of Directors of past performance, current business conditions, and future expectations with respect to the marketing and distribution agreement, as compared to original expectations, the Board approved the following amendments to the agreement, effective February 4, 2005. The Board took this action consistent with its authority under the agreement and its responsibility to monitor the performance of the groups thereunder.

•	The term of the agreement was extended from ten to 15 years, so that the term now runs through the end of our 2017 fiscal year.

•	The royalty rate was modified such that (i) for prior fiscal years and our 2005 fiscal year, the rate applied was as described above, but (ii) beginning in our 2006 fiscal year, the royalty rate will be fixed at 4% through the remaining term of the agreement.

In April 2005, Celera Genomics announced its intention to substantially discontinue the operations of its information products and services business, including the Celera Discovery System, effective June 30, 2005, concurrent with the expiration of substantially all of its outstanding contractual obligations to its customers of these products and services. Pursuant to

Back to Contents

the marketing and distribution agreement, Celera Genomics has been responsible for the performance of its obligations under all contracts relating to its information products and services existing on June 30, 2002 (including some renewals of these contracts) and was entitled to receive all revenues and other benefits under, and was responsible for all costs and expenses associated with, those contracts. In July 2005, some of Celera Genomics’ biological data, including some data previously available only to subscribers of the Celera Discovery System, was deposited into public data repositories. The deposited data included substantially all of Celera Genomics’ raw genomic sequence information for human, mouse, and rat, and also human and mouse SNP data, but did not include any of the data described below in Item 1 of this report under the heading “Business–Applera Genomics Initiative.”

Applied Biosystems agreed, subject to some conditions specified in the marketing and distribution agreement, to reimburse Celera Genomics for any shortfall in earnings before interest, taxes, depreciation, and amortization from the contracts described in the immediately preceding paragraph during the four fiscal years ending with our 2006 fiscal year below $62.5 million. As of the end of our 2005 fiscal year, the obligations under this reimbursement provision had been fully satisfied. Celera Genomics will continue to receive royalties on sales of some products sold by Applied Biosystems under the marketing and distribution agreement as described above, but otherwise does not expect to receive any further significant revenue from its discontinued products and services business. Under the marketing and distribution agreement, Celera Discovery System database subscriptions were covered by the royalty provisions, but Applied Biosystems discontinued this product as of the end of our 2005 fiscal year.

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

Patents, Licenses, and Franchises

General. Applied Biosystems’ products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems, and others are owned by third parties and are used by Applied Biosystems under license. Applied Biosystems has pursued a policy of seeking patent protection in the U.S. and other countries for developments, improvements, and inventions originating within its organization that are incorporated into Applied Biosystems’ products or that fall within its fields of interest. Applied Biosystems’ business depends on its ability to continue developing new technologies which can be patented, or licensing new technologies from third parties that own patents in desired technologies. The rights that Applied Biosystems considers most important to its current business are described below.

     Applied Biosystems is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights.

Back to Contents

From time to time, Applied Biosystems has asserted that various competitors and others are infringing its patents; and similarly, from time to time, others have asserted that Applied Biosystems was or is infringing patents owned by them. These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to Applied Biosystems. However, we cannot make any assurances as to the outcome of any pending or future claims. More information about the risk factors associated with Applied Biosystems’ reliance on intellectual property is set forth below in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors–Factors Relating to Applied Biosystems.”

PCR and Real-Time PCR Reagents; PCR and Real-Time PCR Methods. Applied Biosystems derives some rights to PCR technology under a series of agreements with Hoffmann-La Roche Inc. and its affiliates, which we refer to below collectively as “Roche”, which owns some of the patents covering the PCR process. Applied Biosystems receives royalties from third-party sales of products incorporating this technology through a series of licensing programs that it has established for industry access to some of its intellectual property. The first of these patents expired in March 2005 in the U.S., and will expire in March 2006 in Europe and some other jurisdictions. As further discussed in the following paragraph, Applied Biosystems believes that reduced PCR royalties resulting from the expiration of these patents should be offset to a substantial degree by income from real-time PCR and other PCR-related technologies that it owns or licenses.

The agreements with Roche, and Applied Biosystems’ and Roche’s rights to and commercialization of PCR technology, were previously the subject of litigation and arbitration proceedings. In May 2005, Applied Biosystems reached definitive agreement with Roche to settle all of these outstanding legal proceedings, as described below in Item 3 of this report under the heading “Legal Proceedings–Settled Roche Legal Proceedings.” The parties subsequently sought and received dismissal of the litigation and arbitration proceedings. In connection with the settlement, the parties amended some licenses granted by each party to the other in the research, applied, and diagnostic fields, worldwide. In addition, Applera has become the exclusive licensor of some Roche patents covering reagents, kits, and methods for practicing PCR and real-time PCR in the research and applied fields. This will allow Applied Biosystems to expand the existing PCR licensing program to include PCR and real-time PCR patents not previously part of its licensing program. Applied Biosystems believes that, if successful, the expanded licensing program should generate significant income that should substantially offset income lost from the patent expirations. The settlement also releases Applied Biosystems, beginning in May 2007, from its obligations to purchase some enzymes and other PCR-related reagent products from Roche under pre-existing supply agreements.

During our 2005 fiscal year, the following additional developments relating to Applied Biosystems’ real-time PCR technology occurred:

•	In November 2004, the U.S. Patent & Trademark Office granted Applera a fundamental patent, U.S. Patent No. 6,814,934, pertaining to real-time instrumentation. Upon issuance of this patent, Applied Biosystems initiated a patent infringement lawsuit against Bio-Rad Laboratories, Inc., MJ Research, Inc., and Stratagene Corporation for infringement of this patent. More information about this lawsuit, and counterclaims that were subsequently filed against us, is set forth below

Back to Contents

in Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.”

•	In December 2004, the European Patent Office, or EPO, revoked Applera’s European Patent No. 872562, covering real-time PCR thermal cycler technology. Applied Biosystems is seeking to overturn this decision through the appeal process. Following this decision of the EPO, the Duesseldorf District Court in Germany suspended injunctions that had been in force against Bio-Rad and MJ Research since May 2004, pending the outcome of our appeal of the EPO decision.

•	In March 2005, the Japanese Patent Office, or JPO, held invalid Applera’s Japanese Patent No. 3136129 covering real-time PCR thermal cycler technology. We have appealed the decision. Following this decision of the JPO, in June 2005 the Japanese IP High Court suspended an injunction that had been in force against Bio-Rad.

California Institute of Technology License. Applied Biosystems also licenses rights under some patents owned by the California Institute of Technology relating to DNA sequencing instruments. These patents expire between 2009 and 2018 in the U.S., and have already expired in the rest of the world.

Backlog

Applied Biosystems’ total recorded backlog at June 30, 2004, was $237.9 million, which included $1.5 million of orders from Celera Genomics and $1.8 million of orders from Celera Diagnostics. Applied Biosystems’ total recorded backlog at June 30, 2005, was $244.8 million, which included $0.1 million of orders from Celera Genomics and $1.0 million of orders from Celera Diagnostics. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at June 30, 2005, will be delivered before the close of our 2006 fiscal year.

Competition

While the absence of reliable statistics makes it difficult to determine Applied Biosystems’ relative market position in its industry segments, Applied Biosystems believes it is one of the principal suppliers in its fields, marketing a broad line of life science systems, consumables, software, and services. However, the markets for these products and services are highly competitive and are characterized by the application of advanced technology. Competition is intensified by the ever-changing nature of the technologies used in these markets. New technologies in life sciences could make Applied Biosystems’ products and services obsolete unless it continues to develop new and improved products and services and pursue new market opportunities. Given the breadth of Applied Biosystems’ product and service offerings, Applied Biosystems’ competition comes from a wide array of competitors with a high degree of technical proficiency, ranging from specialized companies that have strengths in narrow segments of the life science markets to well known manufacturers offering a broad array of biotechnology products and services. Applied Biosystems competes principally in terms of the technology incorporated into its products and services, the breadth and quality of its product and service offerings, and its service and distribution capabilities.

Back to Contents

Research, Development, and Engineering

Applied Biosystems is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. Research, development, and engineering expenses for Applied Biosystems totaled $221.2 million in our 2003 fiscal year, $214.2 million in our 2004 fiscal year, and $192.2 million in our 2005 fiscal year. Applera expensed $381.3 million in our 2003 fiscal year, $354.2 million in our 2004 fiscal year, and $330.7 million in our 2005 fiscal year for Applera research, development, and engineering activities. The numbers reported in this paragraph for our 2003 and 2004 fiscal years reflect reclassifications, for comparative purposes, of some patent-related costs from research and development expenses to selling, general, and administrative expenses.

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

Celera Genomics and Celera Diagnostics are pursuing, in cooperation with each other, a strategy that we refer to as “targeted medicine.” This strategy is based on the belief that a better understanding of the genetic basis of biology and disease is key to improved diagnosis and treatment of many common complex diseases. Celera Genomics and Celera Diagnostics are applying research and development tools and methods to analyze biological information,

Back to Contents

including genetic variations discovered through the Applera Genomics Initiative, in an attempt to discover associations between genes and diseases. The Applera Genomics Initiative is described below in Item 1 of this report under the heading “Business–Applera Genomics Initiative.” Celera Genomics has been using this information to select and validate therapeutic targets for new drugs, and may use this information to stratify patient populations in clinical trials to increase the proportion of patients who have an efficacious response to drug treatment. Celera Diagnostics intends to develop new diagnostic tests based on known and newly-identified genetic and proteomic markers to help physicians predict an individual’s predisposition to, better characterize, monitor progression of, and select appropriate therapy for, common complex diseases. The ultimate goal of this targeted medicine approach is to:

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

Celera Genomics may pursue both “antibody” and “small molecule” therapeutics. Antibodies are proteins produced by the human immune system that bind to potentially harmful substances, such as viruses and bacteria, in order to disable and eliminate them. Antibody therapeutics are protein-based biological compounds that are designed to similarly bind to and interfere with the activities of a particular target. Celera Genomics has initially chosen to focus on the discovery of proteins found primarily on the surface of tumor cells as potential targets for antibody therapeutics. Small molecule therapeutics are generally low molecular weight, synthetically derived chemical compounds designed to bind to and interfere with the activities of particular targets, such as proteins, DNA, or RNA.

Development of Therapeutics Business

Overview. During our 2001 fiscal year, Celera Genomics expanded its operations to include therapeutics discovery and development, and since then it has established the therapeutics business as its primary focus and has continued to develop this business. Its scientists have advanced several small molecule therapeutic programs, including its histone deacetylase, or HDAC, program for cancer. Also, Celera Genomics has made significant progress in its proteomic studies of pancreatic, lung, colon, and breast cancer, and during our 2005 fiscal year initiated studies of additional cancers including kidney and gastric cancer. Additional information about these programs and studies is set forth below in this description of the Celera Genomics business.

 Celera Genomics was originally formed for the purpose of generating and commercializing information to accelerate the understanding of biological processes and to assist the research endeavors of pharmaceutical, biotechnology, and life science research entities. In furtherance of this purpose, Celera Genomics developed an information products and services business, and a key component of this business was the Celera Discovery System™, an online information and discovery system used to access Celera Genomics’ genomic and related biological and medical information. In 2002, Applied Biosystems became the exclusive

Back to Contents

distributor of Celera Genomics’ proprietary human genomic and other biological and medical information, including the Celera Discovery System, pursuant to a marketing and distribution agreement between Celera Genomics and Applied Biosystems. This agreement enabled Celera Genomics’ executive team to focus on developing its new business operations in therapeutics discovery and development. Consistent with the intent of the agreement, Celera Genomics substantially discontinued the operations of its information products and services business during our 2005 fiscal year concurrent with the expiration of substantially all of its outstanding contractual obligations to its customers of its information products and services. Under the marketing and distribution agreement, Celera Genomics continues to have access to proprietary information covered by the agreement for its therapeutic programs. Celera Genomics expects that such data and intellectual property may have a significant role in its drug discovery and development efforts. More information about the marketing and distribution agreement, including amendments made during our 2005 fiscal year, and Celera Genomics’ decision to substantially discontinue its operations relating to its information products and services business, is set forth above in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Marketing and Distribution Agreement with Celera Genomics.” Important information about this agreement also appears later in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors–Factors Relating to Celera Genomics.”

During and subsequent to the end of our 2005 fiscal year, Celera Genomics announced several important developments in its business, including several new collaborations and several developments in its therapeutics programs. These developments are described below.

Abbott Collaboration. In July 2004, Celera Genomics announced the formation of a strategic collaboration with Abbott Laboratories to jointly discover, develop, and commercialize targeted therapies for cancer. The collaboration will encompass the development of various therapeutic approaches, including antibodies and small molecule drugs targeted against differentially-expressed cell-surface proteins that have been associated with cancer and validated as therapeutic targets through Celera Genomics’ proteomics research. In April 2005, Celera Genomics announced that two of its protein targets had been selected for further investigation by Abbott Laboratories for possible therapeutic development. These are the first targets to be selected for advancement pursuant to this collaboration.

GE Collaboration. Also in July 2004, Celera Genomics announced, along with Celera Diagnostics, a joint research collaboration with General Electric Company intended to accelerate the discovery and development of new products for personalized, or targeted, medicine. The parties will seek to understand and differentiate disease at the molecular level, which is expected to lead to new diagnostics and treatments that are tailored for a specific disease or patient population. In the first project under this collaboration, General Electric is pursuing the development of novel in vivo imaging agents targeted to cell surface proteins that Celera Genomics has identified to be associated with cancer. In vivo refers to testing performed in the living body, in contrast with in vitro, which refers to testing performed outside the living body. The companies had originally agreed to this project in 2004, but they amended the project in July 2005 and work was not commenced until after the amendment was entered into.

Merck Collaboration. Also in July 2004, Celera Genomics announced receipt of a milestone payment from Merck & Co. Inc. under the cathepsin K inhibitor collaboration agreement between the companies. This payment recognizes Merck’s advancement of a

Back to Contents

cathepsin K inhibitor into Phase I clinical trials as a potential treatment for osteoporosis. If this compound or others developed under the cathepsin K collaboration are successfully developed and advanced toward commercialization, which requires several other clinical trials if Phase I trials are successful, Celera Genomics will receive additional milestone payments and royalties on net sales from Merck.

Seattle Genetics Collaboration. Also in July 2004, Celera Genomics announced a strategic collaboration with Seattle Genetics, Inc. to jointly discover, develop, and commercialize antibody-based therapies for cancer. Pursuant to the collaboration, the parties will jointly designate a number of cell-surface proteins discovered and validated through Celera Genomics’ proteomics research as targets. Seattle Genetics will carry out initial screening to generate and select the appropriate corresponding antibodies for joint development and commercialization. Antibodies developed under this collaboration may include Seattle Genetics’ proprietary “antibody-drug conjugates,” which are antibodies carrying cell-killing drugs. These antibodies alone may not be potent enough to kill cancer cells but they can target cancer cells and deliver the cell-killing, or cytotoxic, drugs. In August 2005, Celera Genomics announced that one of its protein targets had been selected for further investigation by Seattle Genetics for possible therapeutic development. This is the first target to be selected for advancement pursuant to this collaboration.

Genentech Collaboration. In September 2004, Celera Genomics announced a collaboration with Genentech to discover and develop targeted therapies for cancer. Pursuant to the collaboration, Celera Genomics will nominate cell-surface proteins discovered and validated through Celera Genomics’ proteomics research as targets. Genentech may then designate these targets for further validation and research to identify therapeutics for subsequent development and commercialization solely by Genentech. However, if Genentech pursues the development of any products, Genentech would have to make progress payments to Celera Genomics based on agreed milestones and would also have to pay Celera Genomics a royalty based on sales of each commercialized product.

Sale of Rockville Facility. In April 2005, Celera Genomics sold its Rockville, Maryland facility and received net proceeds of $42.4 million. Celera Genomics is leasing back a portion of the facility pursuant to a five year lease that includes two renewal options of five years each.

Small Molecule Program Developments. In May 2005, Celera Genomics announced that it had submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration for a novel histone deacetylase, or HDAC, inhibitor as a cancer therapeutic. In July 2005, Celera Genomics reported the initiation of Phase I clinical testing for this compound in patients with refractory solid cancers, which refers to non-leukemia cancers that do not respond to currently available treatments. Celera Genomics believes that its small molecule capability and pipeline of compounds is now sufficiently mature to seek partners to maximize the value of its programs in the most cost effective manner.

In July 2005 Celera Genomics announced that it had advanced a cathepsin S inhibitor into late preclinical development for the treatment of psoriasis. This compound was developed by Celera Genomics as part of a proprietary non-partnered program to develop inhibitors of cathepsin S. Cathepsin S was also the focus of a collaboration between Celera Genomics and sanofi-aventis, formerly Aventis Pharmaceuticals. However, sanofi-aventis informed Celera Genomics in July 2005 that it had terminated this collaborative cathepsin S program.

Back to Contents

In January 2005, Celera Genomics announced that it had initiated two new small molecule research programs, one for the possible treatment of cancer and one for an autoimmune disease. The cancer program is Celera Genomics’ first small molecule program based on a target arising from its proteomics research, and the autoimmune program is Celera Genomics’ first small molecule program based on a target arising from the gene-disease association studies conducted at Celera Diagnostics.

In May 2005, Celera Genomics announced that one of its small molecule compounds, a tryptase inhibitor, showed efficacy in treating allergic asthma in mice.

Target Discovery Programs; Proteomics and Genomics Research

Overview. Therapeutic target discovery, including identification and validation, continues to be an important part of Celera Genomics’ business, although it has directed its resources primarily to small molecule therapeutics research and development. Therapeutic targets are biological points of intervention for a therapeutic designed to affect a particular disease or medical condition. Validation refers to the process whereby the biological relevance of a particular target, and, therefore, its potential therapeutic relevance, is confirmed by conducting additional complementary testing or analysis. Celera Genomics is focusing its target discovery research efforts in two areas: proteomics studies, which are described further below under the heading “Proteomics Studies,” and analysis of the results of Celera Diagnostics’ gene-disease association studies, which are described below in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Large Scale Studies.”

Currently, the primary purpose of our target discovery efforts is to identify and validate targets for antibody therapeutics and small molecule therapeutics. Celera Genomics has entered into collaborations to advance therapeutic development efforts arising from our validated targets, including antibody and small molecule therapeutic collaborations with Abbott Laboratories and Genentech, and an antibody therapeutic collaboration with Seattle Genetics. These collaborations are for development of therapeutics targeted to cell-surface proteins associated with cancer. They are described above in Item 1 of this report under the heading “Business–Celera Genomics Group Business–Development of Therapeutics Business.” Celera Genomics believes it will likely collaborate with other companies on most or all antibody therapeutics that it may pursue as it is not currently seeking to build the infrastructure needed for their internal development. Celera Genomics has been developing internal capabilities for the advancement of its small molecule program, but it is currently seeking partners to maximize the value of its programs in the most cost effective manner. Celera Genomics’ development capabilities are described below in Item 1 of this report under the heading “Business–Celera Genomics Group Business–Small Molecule Drug Programs.”

Validated targets discovered through Celera Genomics’ research may be useful as in vitro or in vivo diagnostics, whether or not they result in efficacious therapeutics. In July 2004, Celera Genomics and Celera Diagnostics announced a collaboration with General Electric Company pursuant to which General Electric may develop novel in vivo imaging agents targeted to cell surface proteins that Celera Genomics has identified to be associated with cancer. This collaboration is described above in Item 1 of this report under the heading “Business–Celera Genomics Group Business–Development of Therapeutics Business.” Celera Genomics expects that any in vitro diagnostics derived from Celera Genomics’ research would be commercialized,

Back to Contents

if at all, through Celera Diagnostics because these types of diagnostics are currently within Celera Diagnostics’ field of business.

Also, Celera Genomics is seeking to incorporate biomarkers into the design of clinical studies. In this context, a “biomarker” refers to a biological characteristic that can be objectively measured and which is an indicator of potential response to a therapy. Celera Genomics believes that its biomarker research, which includes its proteomics studies, its analysis of the results of Celera Diagnostics’ gene-disease association studies, and other internal research, may generate information that is useful in stratifying patient populations to improve drug treatment.

Proteomics Studies. Celera Genomics uses proteomics to identify proteins that are associated with disease. These proteins may be targets for therapeutic intervention. Celera Genomics’ current proteomics efforts are focused on analyzing proteins on the surface of cells from both healthy and diseased individuals, seeking to identify proteins that are associated with particular diseases such as cancer. These cell surface proteins, which are referred to as “differentially-expressed cell-surface proteins,” are the class of proteins believed to represent the most promising targets for near-term drug candidates in the form of therapeutic antibodies. However, Celera Genomics is also studying proteins that are “shed” from cancer cells within the body, as it believes this class of proteins could also result in drug targets or diagnostic tests. The diseases that Celera Genomics has initially selected for proteomics study are various forms of cancer. Celera Genomics conducts its proteomics research at its own proteomics facility, which became fully operational during our 2003 fiscal year.

During our 2005 fiscal year, Celera Genomics made significant progress in its proteomic studies of pancreatic, lung, colon, and breast cancer and initiated studies of additional cancers including kidney and gastric cancer. As a result of these studies, Celera Genomics has identified differentially-expressed proteins on the surface of cancer cells, some of which its scientists have further analyzed through extensive validation studies to determine their potential as therapeutic targets for cancer. Celera Genomics has offered some of the resulting validated targets for further investigation by collaborators, including Abbott Laboratories, Seattle Genetics, and Genentech, to meet its responsibilities under its collaboration agreements with these companies.

In order to identify differentially expressed cell-surface proteins, Celera Genomics has designed advanced methods to separate cellular and subcellular components of biological samples. Celera Genomics uses advanced mass spectrometry systems that can perform quantitation and identification of proteins from separated biological samples. Celera Genomics is also using human genomic information and proprietary software and algorithms to identify proteins associated with diseases.

For target validation, Celera Genomics uses a variety of methodologies, including immunohistochemistry, or the identification of proteins in tissues and cells using antibodies, to refine its understanding of therapeutic targets of interest and, for example, to identify protein expression profiles that would support or preclude meaningful progression of the drug targets. For targets of interest, Celera Genomics is performing tests to determine their relevance across a broad range of normal and diseased tissues.

Bioinformatics. Celera Genomics is using bioinformatics to develop the capability to perform simulated, computer-based experimentation. Celera Genomics believes this capability will reduce the need to perform more labor-intensive experiments in the laboratory. Also, Celera

Back to Contents

Genomics is developing proprietary algorithms for use in its large scale computing infrastructure for the extraction of data from proteomics experiments. This data is integrated with genome, gene expression, and protein characterization information, scientific literature, and the patent status of possible targets. Celera Genomics believes the application of these algorithms to this data is useful to facilitate the identification of targets.

Genomics Studies. Celera Genomics is using genomics capabilities from its discontinued information products and services business, as a complementary approach to the proteomics methods and the gene-disease association studies described above, in its efforts to identify and validate therapeutic targets. Celera Genomics is further characterizing recently discovered genes, including those for which we have been issued patents or for which we have filed patent applications, by conducting in vitro cell studies and in vivo animal studies. Celera Genomics is incorporating its bioinformatics capabilities into this process. After the functions of genes are determined, Celera Genomics establishes the priorities of these genes or their gene products as targets based on the families of proteins they encode, the association of the expression of these genes with specific diseases, and the functional importance of the gene products to cells.

Small Molecule Drug Programs

Celera Genomics has a small molecule drug discovery and development facility in South San Francisco, California. At this facility, Celera Genomics is performing research to identify and validate potential small molecule therapeutic targets and discover and develop small molecule therapeutic compounds. Celera Genomics originally acquired some of these capabilities with its acquisition of Axys Pharmaceuticals, Inc. in November 2001. Since the acquisition, Celera Genomics has developed additional capabilities, particularly by expanding its small molecule drug pre-clinical and clinical development capabilities. Celera Genomics’ small molecule drug research and development expertise and programs are described below. Celera Genomics believes that its small molecule capability and pipeline of compounds is now sufficiently mature to seek partners to maximize the value of its programs in the most cost effective manner.

Scientific Expertise For Lead Compound Identification. Celera Genomics has a range of chemistry and biology capabilities which have been used primarily for therapeutic compound discovery and development. To date, a primary focus of Celera Genomics’ chemists and biologists has been lead compound discovery and development using a variety of methods. Lead compounds are those within a series of related compounds that we believe are the most promising and which we would seek to move into preclinical and clinical development. Currently, Celera Genomics’ lead compound discovery and development efforts are focused on both “structure-based drug design” and “high-throughput screening.” These methods are generally described as follows:

•	Structure-based Drug Design. Structure-based drug design is a process whereby medicinal chemists attempt to develop compounds that will bind to a therapeutic target based on the physical 3-dimensional structure of the target molecule. Our medicinal chemists obtain this information by analyzing images of the molecule taken using X-ray crystallography and also by performing molecular modeling based on the known properties of the target molecule.

•	High-Throughput Screening. High-throughput screening involves the screening of thousands of compounds against a disease target, usually a protein, to determine

Back to Contents

whether and how any of them bind to the target. Axys developed and purchased compound libraries for these studies and Celera Genomics has continued to diversify and enhance its compound libraries through the purchase of additional compound collections.

Compound Development Programs Generally. Celera Genomics has several internal small molecule development programs and one that is partnered with a major pharmaceutical company. Celera Genomics’ most advanced programs include its histone deacetylase, cathepsin K, and cathepsin S programs. Other therapeutic programs include Factor VIIa and tryptase. Some of Celera Genomics’ existing programs were acquired with Axys Pharmaceuticals and advanced since then by Celera Genomics. During our 2005 fiscal year, Celera Genomics initiated new small molecule research programs. These programs include a cancer program, which is Celera Genomics’ first small molecule program based on a target arising from its proteomics research, and an autoimmune disease program, which is Celera Genomics’ first small molecule program based on a target arising from the gene-disease association studies conducted at Celera Diagnostics.

Celera Genomics has developed a general expertise in discovering and developing potential therapeutic compounds that target proteases. Several of Celera Genomics’ programs, including its Factor VIIa, cathepsin K, cathepsin S, and tryptase programs, but not its histone deacetylase program, are for compounds that target proteases. Proteases are enzymes that break down chemical bonds in proteins. Proteases are known to be a druggable class of proteins, which means that some proteins within this class have in the past been shown to be effective drug targets. Proteases are generally classified by how they break down a protein’s chemical bonds. Cysteine and serine proteases are two classes of these enzymes. Celera Genomics has discovered “inhibitors” of some of the proteases that it has studied. Inhibitors are natural or synthetic compounds that can bind to the protein molecule and change the way it will perform in the body, and in particular, can prevent the function of the target protease that is causing or contributing to a particular disease or condition.

Histone Deacetylase Program. Celera Genomics’ most advanced internal program is for the development of inhibitors of histone deacetylase, or HDAC. HDAC is an enzyme that is involved in the regulation of histone acetylation, a biological process that influences gene expression. Inhibition of HDAC leads to an increase in gene expression in a number of genes, some of which are related to cell cycle arrest and cell death. Medicinal chemists at Celera Genomics have applied structure-based drug design to generate compounds that possess potent in vitro inhibition of HDAC activity. In April 2005, Celera Genomics scientists presented data at the American Association for Cancer Research demonstrating that an HDAC inhibitor exhibited significant in vivo efficacy against cancer in animal studies. In May 2005, Celera Genomics announced that it had submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration for a novel HDAC inhibitor as a cancer therapeutic. In July 2005, Celera Genomics reported the initiation of Phase I clinical testing for this compound in patients with refractory solid cancers, which refers to non-leukemia cancers that do not respond to currently available treatments.

Cathepsin K and Cathepsin S Programs. Celera Genomics has a collaboration with Merck & Co. Inc., which it acquired with Axys Pharmaceuticals, to develop small molecule inhibitors of cathepsin K, a cysteine protease, for the treatment of osteoporosis. Osteoporosis is a major risk factor for bone fractures and associated disability that affects over 10 million Americans, especially post-menopausal women. In July 2004, Celera Genomics announced

Back to Contents

receipt of a milestone payment from Merck & Co. Inc. under the cathepsin K program. This payment recognized Merck’s advancement of a cathepsin K inhibitor into Phase I clinical trials as a potential treatment for osteoporosis. Under U.S. Food and Drug Administration regulations, if these trials are successful, several other clinical trials would be required before the compound could be commercialized. This collaboration remains active. Celera Genomics’ portion of this program was completed prior to our 2005 fiscal year, and further development under this collaboration has since then been the responsibility of Merck, which will make all clinical development decisions.

Celera Genomics also had a second collaboration which was acquired with Axys Pharmaceuticals. This collaboration was with sanofi-aventis, formerly Aventis Pharmaceuticals, to develop inhibitors of cathepsin S, another type of cysteine protease. In July 2005, sanofi-aventis informed Celera Genomics that it had terminated this collaborative cathepsin S inhibitor program. During our 2005 fiscal year, Celera Genomics independently progressed an internal program for the development of inhibitors of cathepsin S. The primary indication for this non-partnered program is treatment of psoriasis, and other immune-mediated diseases are under consideration. Celera Genomics has advanced a cathepsin S inhibitor into late preclinical development for the treatment of psoriasis.

Other Programs. Celera Genomics has an internal program to develop inhibitors of Factor VIIa, a serine protease, as an anticoagulant for the treatment of indications such as deep vein thrombosis, with the goal of improved balance between prolonged bleeding time and therapeutic efficacy compared to existing therapies. Celera Genomics has identified a lead compound and has advanced its Factor VIIa program to a stage where it is seeking a partner for its further development.

Celera Genomics also has an internal program to develop inhibitors of tryptase, a serine protease, for the treatment of asthma. Celera Genomics previously had a tryptase collaboration with Bayer AG but during the 2003 fiscal year purchased all rights to the compounds subject to the collaboration. Since then, Celera Genomics discontinued its development of the lead compound series that had been acquired from Bayer and shifted its efforts in this program to new proprietary compounds developed using, in part, technology and expertise obtained from the Bayer collaboration and the purchase of rights from Bayer. In May 2005, Celera Genomics announced that one of its tryptase inhibitors showed efficacy in treating allergic asthma in mice.

Development of Preclinical and Clinical Resources and Expertise. Celera Genomics’ has established therapeutic development capabilities for both preclinical and clinical activities, and it may continue to increase these capabilities so that its most promising therapeutic programs can be advanced through one or more phases of clinical trials without having to partner with other companies. At Celera Genomics, a compound is considered to be in preclinical development when it has been identified as a lead compound within a series of compounds and Celera Genomics begins its efforts to assess and enable the effectiveness of the compound within the human body; and is considered to be in clinical development when clinical trials begin. Celera Genomics’ clinical and preclinical programs are described above. Celera Genomics currently has one non-partnered compound, HDAC, in clinical development.

Back to Contents

When acquired by Celera Genomics, Axys had some preclinical development capabilities, particularly in the scientific area of pharmacokinetics, and no significant clinical development capabilities. Since the Axys acquisition, Celera Genomics has substantially increased its scientific personnel to support preclinical and clinical activities, particularly the following:

•	drug metabolism, pharmacokinetics, and other personnel to evaluate how a compound is: absorbed into the body; distributed within the body; metabolized, or broken down, once introduced into the body; and excreted, or eliminated, by the body;

•	toxicology personnel to perform studies to determine the safety of compounds; and

•	pharmaceutical sciences personnel to focus on the conversion of a compound into an acceptable physical form for administration to animals or humans, for example an injection in the skin or a pill or liquid taken orally.

In addition to the areas of scientific expertise described above, Celera Genomics has hired a limited number of personnel in other areas that are important for drug development, including: clinical sciences personnel, who are involved in the overall direction and management of clinical development and the execution of clinical trials; and project management personnel, who help integrate the different drug development project teams and facilitate communications among these different teams.

Regulation of Therapeutic Products

In the U.S., therapeutic products are subject to regulation by the U.S. Food and Drug Administration, which administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of pharmaceutical products. Generally, a therapeutic cannot be marketed in the U.S. until, among other things, it is shown through pre-clinical research and testing and controlled clinical human testing that the therapeutic is safe and effective. Therapeutic products are subject to similar regulation by foreign governments.

In the U.S., testing of compounds as possible therapeutics cannot move into the human clinical testing phase until the process is cleared by the FDA. The FDA approval process begins with the filing of an Investigational New Drug, or IND, application.

Once a compound’s IND application is cleared by the FDA, it generally undergoes three phases of clinical testing to determine human safety and efficacy. The clinical testing begins with Phase I studies which are used to determine that the compound is safe in humans. Phase I studies are concerned with detecting adverse effects and usually do not provide data on the efficacy of the compound to treat the targeted medical condition. If Phase I studies do not identify human tolerability problems, the compound may then enter Phase II, during which the compound is studied in patients with the disease that the compound is being studied to treat. Phase II dose and efficacy trials are commenced to determine the appropriate dosing for the compound, to confirm the compound’s efficacy, and to determine whether any adverse effects will limit the compound’s usefulness. If the results from the Phase II trials are satisfactory, Phase III trials may commence to confirm the compound’s efficacy and safety in a larger patient population. Upon completion of those trials, if satisfactory, regulatory filings may be submitted with the

Back to Contents

appropriate regulatory agencies around the world to have the product candidate approved for marketing.

Clinical trials can take several years, can be expensive, and are subject to many risks and uncertainties that may cause them to fail. More information about these risks and uncertainties is set forth below in item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors–Factors Relating to Celera Genomics.”

Raw Materials

Celera Genomics’ operations require a variety of raw materials, such as chemical and biochemical materials and other supplies, some of which are occasionally found to be in short supply. Any interruption in the availability of these materials could adversely affect Celera Genomics’ operations. In particular, Celera Genomics relies on other companies to manufacture compounds that will be tested in Celera Genomics' clinical trials. These manufacturers need raw materials to manufacture those compounds, and Celera Genomics is responsible for obtaining some of these raw materials from suppliers. Suppliers may not sell these materials at the time when they are needed or on commercially reasonable terms. If it becomes necessary to change suppliers for any of these materials or if any suppliers of these materials experience a shutdown or disruption in their facilities used to produce these materials, due to technical, regulatory, or other problems, it could adversely affect a manufacturer’s ability to manufacture adequate quantities of Celera Genomics' compounds. If Celera Genomics or its manufacturers are unable to obtain the materials needed for the manufacture of compounds used in Celera Genomics' clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting Celera Genomics' ability to develop the product candidates.

In addition, for its research and product development, Celera Genomics needs access to human and other tissue samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human and other tissue samples. If Celera Genomics loses access to sufficient numbers or sources of tissue samples or other required biological materials, or if tighter restrictions are imposed on its use of related clinical or other information or the information generated from tissue samples or other biological materials, its business may be harmed.

Patents, Licenses, Franchises and other Intellectual Property

Through its internal research programs and collaborative programs, Celera Genomics has developed and anticipates that it will further develop an increasing portfolio of intellectual property. Celera Genomics may use this intellectual property in its internal development programs or may license such intellectual property to third party collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments.

Celera Genomics’ ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and

Back to Contents

operating without infringing the intellectual property rights of others. Celera Genomics’ ability to obtain patent protection for its inventions is uncertain. Celera Genomics may infringe the intellectual property rights of third parties, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of its patent rights with respect to third parties. To avoid infringing the intellectual property rights of others, Celera Genomics may need to obtain intellectual property licenses from them, but Celera Genomics may not be able to obtain these licenses on commercially acceptable terms, or at all. More information about the risk factors associated with Celera Genomics’ reliance on intellectual property is set forth below in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors–Factors Relating to Celera Genomics.”

Celera Genomics has filed for patent protection in the U.S. and in some cases worldwide for inventions relating to its discoveries. This includes patent applications for genomics discoveries arising from its discontinued information products and services business, which have resulted in some issued patents, as well as applications for discoveries relating to existing therapeutics programs. Celera Genomics expects to continue seeking patent protection for inventions relating to its DNA, including SNP, protein, therapeutic, and diagnostic discoveries. These inventions may be for novel pharmaceuticals and novel formulations or methods of manufacture thereof, or novel methods of treating and diagnosing disease. Celera Genomics’ current strategy is to continue prosecuting patent applications already filed for these types of inventions, and to apply for patent protection for inventions that are subsequently made, in all cases subject to an ongoing case-by-case assessment of the potential value of those inventions consistent with Celera Genomics’ business and scientific plan. Celera Genomics’ failure to receive patent protection for its therapeutic inventions could adversely affect the commercial value of these discoveries and could adversely affect its business. Obtaining patent protection for other types of inventions such as those relating to its genomics discoveries might enhance Celera Genomics’ business, but Celera Genomics does not believe that its commercial success will be materially dependent on its ability to do so.

Backlog

Celera Genomics’ total recorded backlog at June 30, 2004, was $25.2 million. Celera Genomics’ total recorded backlog at June 30, 2005, was $1.6 million. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at June 30, 2005, will be delivered before the close of our 2006 fiscal year.

Competition

The pharmaceutical industry is competitive and evolving. There is intense competition among pharmaceutical and biotechnology companies attempting to discover candidates for potential new therapeutic products. Celera Genomics is aware of products in research or development by its competitors that address the diseases Celera Genomics is targeting. These companies may:

•	develop new therapeutic products in advance of Celera Genomics or its collaborators;

•	develop therapeutic products which are more effective or more cost-effective than those developed by Celera Genomics or its collaborators;

Back to Contents

•	obtain regulatory approvals of their therapeutic products more rapidly than Celera Genomics or its collaborators; or

•	obtain patent protection or other intellectual property rights that would limit the ability of Celera Genomics or its collaborators to develop and commercialize therapeutic products.

Research and Development

Celera Genomics is actively engaged in basic and applied research and development programs designed to develop new therapeutic products, and previously was also engaged in research and development to support commitments under contracts relating to its former information products and services business. Research and development expenses for Celera Genomics totaled $117.8 million in our 2003 fiscal year, $101.4 million in our 2004 fiscal year, and $103.5 million in our 2005 fiscal year. Applera expensed $381.3 million in our 2003 fiscal year, $354.2 million in our 2004 fiscal year, and $330.7 million in our 2005 fiscal year for Applera research, development, and engineering activities. Celera Genomics’ new products are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions. The numbers reported in this paragraph for our 2003 and 2004 fiscal years reflect reclassifications, for comparative purposes, of some patent-related costs from research and development expenses to selling, general, and administrative expenses.

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

Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics

Overview

Celera Diagnostics is engaged principally in the discovery, development, and commercialization of diagnostic products. In particular, Celera Diagnostics is studying SNPs and gene expression patterns in human biological tissues and blood samples and their association with specific common, complex diseases. These SNPs and gene expression patterns are often referred to as genetic markers. Celera Diagnostics’ gene-disease association studies are currently focused on the following disease areas: heart disease; breast cancer; Alzheimer’s disease; autoimmune and inflammatory diseases, including rheumatoid arthritis; liver disease; and

Back to Contents

diabetes. In addition, Celera Diagnostics is conducting host response studies to identify genetic associations with patient response to treatments. Specifically, Celera Diagnostics is conducting these types of studies in patients infected with the Hepatitis C virus to identify patients who respond to interferon treatment, in breast cancer patients to identify patients who respond to hormonal therapy, and in heart disease patients to identify patients who respond to various types of treatment for that disease. Celera Diagnostics plans to conduct similar studies of this type in the future for other treatments and diseases. Celera Diagnostics expects that the discoveries resulting from its research will provide genetic information which may lead to earlier and more effective diagnosis and treatment of disease. Celera Diagnostics expects that the primary end-users of its products will be reference laboratories, hospitals, and medical clinics worldwide that perform diagnostic testing for human healthcare.

Celera Diagnostics and Celera Genomics are pursuing, in cooperation with each other, a strategy that we refer to as “targeted medicine.” This strategy is based on the belief that a better understanding of the genetic basis of biology and disease is key to improved diagnosis and treatment of many common complex diseases. Celera Diagnostics and Celera Genomics are applying research and development tools and methods to analyze biological information, including genetic variations discovered through the Applera Genomics Initiative, in an attempt to discover associations between genes and diseases. The Applera Genomics Initiative is described below in Item 1 of this report under the heading “Business–Applera Genomics Initiative.” Celera Diagnostics intends to develop new diagnostic tests based on known and newly-identified genetic and proteomic markers to help physicians predict an individual’s predisposition to, better characterize, monitor progression of, and select appropriate therapy for, common complex diseases. Celera Genomics has been using this information to select and validate therapeutic targets for new drugs, and may use this information to stratify patient populations in clinical trials to increase the proportion of patients who have an efficacious response to drug treatment. The ultimate goal of this targeted medicine approach is to:

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

Development of Diagnostics Business

Celera Diagnostics was formed during our 2001 fiscal year pursuant to a joint venture agreement between Applied Biosystems and Celera Genomics. A description of that agreement is set forth below in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Summary of Joint Venture Agreement.” Since its formation, Celera Diagnostics has achieved a number of important milestones in the development of its business including, among others: establishment of headquarters in Alameda, California; hiring of key personnel in areas of discovery research, product development, manufacturing, quality assurance, regulatory affairs, and marketing; construction of discovery laboratories and manufacturing facilities; commencement of large-scale study programs; formation of several important alliances, collaborations, and other third

Back to Contents

party relationships to support its research, development, and commercialization of products, including particularly its strategic alliance with Abbott Laboratories; and receipt of several marketing clearances for its ViroSeq™ HIV-1 Genotyping System from the U.S. Food and Drug Administration for sales and marketing in the U.S. and also CE mark registration, which is needed for sales and marketing in the European Union. Key developments during our 2005 fiscal year included the following:

•	In July 2004, Celera Diagnostics, with Celera Genomics, entered into a joint research collaboration with General Electric Company intended to accelerate the discovery and development of new products for personalized, or targeted medicine.

•	Also in July 2004, Celera Diagnostics entered into collaboration with Merck & Co., Inc., to identify novel drug targets and diagnostic markers related to Alzheimer’s disease. During our 2005 fiscal year, Celera Diagnostics fulfilled its obligations pursuant to this collaboration and received all research milestone payments due from Merck.

•	In November 2004, Celera Diagnostics met the self-certifying requirements to CE mark its cystic fibrosis product for sales and marketing as a diagnostic kit in the European Union, and Celera Diagnostics then began marketing this diagnostic product in the EU.

•	In addition to its large-scale disease association studies, Celera Diagnostics commenced new product development programs for Fragile X disease and human papillomavirus, or HPV.

Also, in June and July 2005, two Abbott Laboratories viral load assay products received CE mark certification for use on the Abbott m2000™ system. Receipt of these certifications enabled Abbott to commence marketing these diagnostic products in the EU. The products are included within Celera Diagnostics’ strategic alliance with Abbott, and are currently expected to be the most significant products contributed to the alliance by Abbott.

Additional information about these matters is set forth below in this description of the Celera Diagnostics business.

Summary of Joint Venture Agreement

Celera Diagnostics was formed during our 2001 fiscal year as a joint venture between Applied Biosystems and Celera Genomics. In connection with the formation of Celera Diagnostics, Applied Biosystems contributed, among other things, its then-existing molecular diagnostics business to Celera Diagnostics, and Celera Genomics contributed, among other things, access to its genome databases. Also, Celera Genomics agreed to fund all of the cash operating losses of Celera Diagnostics up to a maximum of $300 million (“initial losses”), after which, operating losses, if any, will be shared equally by Applied Biosystems and Celera Genomics. Celera Diagnostics’ profits, if any, will be shared in the ratio of 65 percent to Celera Genomics and 35 percent to Applied Biosystems until such time as Celera Genomics is reimbursed for any excess funding of initial losses after consideration of tax reimbursements received from Applied Biosystems, which are described below. Once the excess funding is reimbursed, profits and losses and cash flows would be shared equally between Applied Biosystems and Celera Genomics. Applied Biosystems and Celera Genomics fund

Back to Contents

Celera Diagnostics’ capital expenditures and working capital requirements equally. Applied Biosystems reimburses Celera Genomics for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are utilized by Applied Biosystems. In the event of liquidation of the assets attributable to Celera Diagnostics, including sale of these assets, the proceeds upon liquidation would be distributed to Applied Biosystems and Celera Genomics based on a proportion similar to their relative investment accounts. If the proceeds upon liquidation are in excess of the groups’ combined investment accounts, the excess liquidation proceeds would be shared in the ratio of 65 percent to Celera Genomics and 35 percent to Applied Biosystems until Celera Genomics has been reimbursed for its excess funding of initial losses after consideration of tax reimbursements. Any additional liquidation proceeds would be allocated equally to Celera Genomics and Applied Biosystems.

Abbott Laboratories Strategic Alliance

In June 2002, Celera Diagnostics announced a long-term strategic alliance with Abbott Laboratories, one of the world’s largest diagnostics companies, to discover, develop and commercialize a broad range of in vitro diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. In vitro diagnostic products are diagnostic products that are used for testing outside of the living body. The agreement with Abbott is limited to diagnostic products that detect nucleic acids, for example DNA or RNA. Under the agreement, Abbott and Celera Diagnostics are obligated to work exclusively with each other in the commercialization of nucleic acid diagnostic products, except for specific products that the parties mutually agree to exclude from the alliance, if any. Development of diagnostic products based on the detection of proteins, rather than nucleic acids, is another potential business area for Celera Diagnostics but is not a part of the agreement with Abbott.

Under the Abbott Laboratories agreement, Celera Diagnostics and Abbott jointly fund their separate but coordinated research and development activities that are within the scope of the alliance. Generally, Abbott markets products developed and manufactured by the parties that are covered by the alliance. Celera Diagnostics believes that Abbott’s expertise in the diagnostics industry and its global distribution system enhances Celera Diagnostics’ ability to bring products to market. Celera Diagnostics’ alliance with Abbott, including the economic arrangements, covers all nucleic acid diagnostic products marketed by Abbott, including any of those products manufactured by other companies.

Celera Diagnostics expects to rely substantially on its alliance with Abbott Laboratories for the success of its business strategy for the foreseeable future. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; either company’s dissatisfaction with the performance of the alliance according to specific timelines for these judgments set forth in the alliance agreement; or by either company if the other party fails to meet performance criteria applicable to the other party set forth in the alliance agreement. Also, Celera Diagnostics cannot ensure that Abbott will perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, Celera Diagnostics’ development or commercialization of diagnostic products may be delayed or otherwise adversely affected.

Back to Contents

Information about the marketing and distribution aspects of this strategic alliance is described below in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Marketing and Distribution.”

Research and Development

During our 2002 fiscal year, Celera Diagnostics’ first full fiscal year of operations, Celera Diagnostics focused its activities on staffing and completing its high-volume discovery laboratories, and then began research and development for products that detect infectious diseases and human genetic disorders. Since then, Celera Diagnostics has substantially expanded its research and development efforts, and it is currently conducting several large scale disease studies, which are described below. In performing these studies, Celera Diagnostics is seeking to leverage its genotyping and gene expression capabilities with the SNP data from the Applera Genomics Initiative. SNPs, or single nucleotide polymorphisms, are naturally occurring genetic variations in the human genome. Scientists believe that some SNPs can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility.

Pursuant to their strategic alliance, Celera Diagnostics and Abbott Laboratories maintain separate research and development organizations and each is pursuing the development of molecular diagnostic products to be manufactured and marketed by their alliance. However, they coordinate their ongoing research and development activities, which coordination includes the sharing of scientific results and collaboration regarding the technology and instrumentation that their alliance products will use. The alliance agreement with Abbott Laboratories permits Celera Diagnostics to form collaborations and relationships with other companies to support its research activities.

Research and development expenses for Celera Diagnostics totaled $49.0 million in our 2003 fiscal year, $43.8 million in our 2004 fiscal year, and $37.9 million in our 2005 fiscal year. Applera expensed $381.3 million in our 2003 fiscal year, $354.2 million in our 2004 fiscal year, and $330.7 million in our 2005 fiscal year for Applera research, development, and engineering activities.

Large Scale Studies

Celera Diagnostics is currently conducting large-scale gene-disease association studies in the following areas: Alzheimer’s disease; autoimmune and inflammatory diseases, including rheumatoid arthritis; breast cancer; cardiovascular, or heart, disease; liver disease; and diabetes. Most of these studies involve the analysis of large numbers of samples from healthy and diseased individuals, while a smaller number of these studies involve analysis of large numbers of samples from only diseased individuals. The goal of most of these studies is to identify SNPs that serve as genetic markers for a specific disease. In the breast cancer study, the goal is to identify gene expression patterns associated with breast cancer metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body. A second aspect of the breast cancer study is to identify gene expression patterns that could predict a patient’s likelihood to respond to hormonal therapy of the cancer. In addition, Celera Diagnostics is conducting host response studies analyzing SNPs or gene expression patterns, or both, in cells from patients infected with the Hepatitis C virus and patients with heart disease. The goal of these studies is to identify genetic markers that will indicate an individual’s likelihood of response to one or more forms of treatment.

Back to Contents

During our 2005 fiscal year, Celera Diagnostics continued to advance its large-scale studies. They are all ongoing and are at different stages of progression. A key aspect of Celera Diagnostics’ disease study program is to seek validation of results through replication by repeating its analysis on multiple populations of human tissue and blood samples after the initial analysis is completed. In several studies, Celera Diagnostics has replicated results for particular markers associated with increased risk for disease that it had previously identified. Celera Diagnostics, working in cooperation with Celera Genomics, is evaluating the diagnostic and therapeutic value of the novel markers and potential therapeutic targets found, and is discussing the findings with collaborators, preparing product plans, and making patent filings to seek legal protection for its rights in the new information it has discovered.

Further detail regarding important developments in several of Celera Diagnostics’ large scale studies is set forth below.

Cardiovascular Disease. In March 2005, Celera Diagnostics and its collaborators reported findings related to studies of cardiovascular disease. In a discovery and replicated study of SNPs that are associated with myocardial infarction, commonly known as heart attack, a variant in a gene that is a member of a family of targets for drug therapies was identified that conferred approximately twice the risk for myocardial infarction. These results broaden the understanding of the genetic risk for myocardial infarction, and may have implications for therapeutic development. Previously Celera Diagnostics had disclosed other key scientific findings. For example, between September 2003 and June 2004, Celera Diagnostics announced the discovery of, and publicly identified, a total of six genes that are markers associated with an increased risk for myocardial infarction. None of these genes were in previously recognized disease pathways associated with myocardial infarction.

Liver Disease. In April and May 2005, Celera Diagnostics reported that it found two SNPs associated with risk for Non-Alcoholic Steatohepatitis, or NASH, a common progressive liver disease that often leads to cirrhosis of the liver. Liver cirrhosis is a medical condition that refers to progressive liver damage which ultimately causes the liver to fail to function. Celera Diagnostics also found one of these SNPs to be associated with the progression of liver disease resulting from Hepatitis C virus infection. Celera Diagnostics is now seeking to determine if the other SNP and other genetic markers can be used as a predictor of the progression of liver disease resulting from causes other than NASH, such as Hepatitis C virus infection. Celera Diagnostics believes that this information may lead to new tests for detecting liver disease and determining the best treatment, which may help prevent irreversible liver damage, and may be used to enable more rapid demonstration of efficacy of new drug therapies for treatment of liver cirrhosis.

Alzheimer’s Disease. Some of Celera Diagnostics’ Alzheimer’s work has been funded pursuant to a collaboration with Merck & Co., Inc. entered into in July 2004. Prior to entering into this collaboration, Celera Diagnostics had conducted its own gene-disease association study for this disease and had identified some SNPs associated with the disease, including two associated with late-onset Alzheimer’s disease that were reported by Celera Diagnostics during our 2005 fiscal year. The Merck collaboration was entered into for the purpose of identifying novel drug targets and diagnostic markers related to Alzheimer’s disease. Merck has the therapeutic rights to targets identified for the treatment of Alzheimer’s disease and some other neurological disorders, and Celera Diagnostics has the rights to all diagnostic applications for markers identified. During our 2005 fiscal year, Celera Diagnostics fulfilled its obligations pursuant to this collaboration and received all research milestone payments due from Merck.

Back to Contents

Celera Diagnostics’ review and analysis of the diagnostic potential of the results of the completed research is ongoing. In July 2005, the two companies extended this collaboration to study additional genes. Merck is obligated to make additional research milestone payments to Celera Diagnostics in connection with this additional work, which is being performed primarily for the purpose of supporting Merck’s therapeutic efforts.

Other Large Scale Studies. Celera Diagnostics has previously disclosed key scientific findings from some of its other large scale disease association studies. In November and December, 2003, at scientific meetings Celera Diagnostics and its collaborators presented selected results from three genomic studies, including preliminary findings regarding risk of distant metastasis in breast cancer and interferon responsiveness in hepatitis C patients. In June 2004, Celera Diagnostics reported discovery of a SNP in a gene that is a marker associated with an increased risk for rheumatoid arthritis and also reported its potential use as a new drug target.

Other Product Development Programs

In January 2005, Celera Diagnostics announced the initiation of two product development programs, independent of its large-scale disease association studies. One is for Fragile X, the leading cause of inherited mental retardation, and a second is for the detection and genotyping of the human papillomavirus, or HPV, which has been linked to the development of cervical cancer in women. In both of these programs, Celera Diagnostics is seeking to develop diagnostic tests, substantially based on publicly-available biological information, which are better than other commercially available tests. Celera Diagnostics is collaborating with several major clinical reference laboratories to develop testing procedures for Fragile X. In April2005, Celera Diagnostics disclosed the results of a study of a prototype assay for detection of high risk HPV strains that are associated with cervical cancer. The study demonstrated the potential of the Celera Diagnostics’ prototype assay to detect high risk HPV in samples that were inconclusive when typed by a commercially available HPV diagnostic test.

Collaborations and Other Relationships Supporting Research

Celera Diagnostics has entered into several research collaboration agreements to support its large-scale research programs, including agreements with Merck & Co., Inc. and General Electric Company. A research collaboration with Merck was entered into for the purpose of identifying and validating genetic markers useful in Celera Diagnostics’ development of diagnostic tests and Merck’s development of therapeutics for selected cancers. Pursuant to this collaboration agreement, the parties have agreed to share data and other intellectual property for use in their separate research and development efforts. This collaboration is initially focused on breast cancer but may be expanded to other cancers by mutual consent. Celera Diagnostics has another research collaboration with Merck relating to Alzheimer’s disease, which is described above under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Large Scale Studies.”

The General Electric collaboration agreement was entered into for the purpose of accelerating the discovery and development of new products for personalized, or targeted, medicine. Pursuant this collaboration, the parties intend to seek an understanding of, and to differentiate, disease at the molecular level, which is expected to lead to new diagnostics and treatments that are tailored for a specific disease or patient population. In the first project under this collaboration, General Electric is pursuing the development of novel in vivo imaging agents targeted to cell surface proteins that Celera Genomics has identified to be associated with cancer.

Back to Contents

In vivo refers to testing performed in the living body, in contrast with in vitro, which refers to testing performed outside the living body. The companies had originally agreed to this project in 2004, but they amended the project in July 2005, and work was not commenced until after the amendment was entered into. Celera Diagnostics expects that any in vitro diagnostics derived from this collaboration would be commercialized, if at all, through Celera Diagnostics because these types of diagnostics are currently within Celera Diagnostics’ field of business.

Also, Celera Diagnostics has entered into collaboration, research, and material transfer agreements with more than 30 other companies and academic institutions to support its large-scale gene-disease association and host response studies, including ongoing studies as well as studies Celera Diagnostics plans to conduct in the future. Through these relationships, Celera Diagnostics has gained access to over 70,000 samples from human subjects. Following is a description of these relationships that Celera Diagnostics has publicly announced:

•	an agreement with Bristol-Myers Squibb Company to study genes that may be useful in the diagnosis and treatment of heart disease and diabetes;

•	a research initiative with the University of California, San Francisco, Comprehensive Cancer Center to develop new diagnostic tools for breast cancer; and

•	an agreement with SeraCare Life Sciences, Inc., formerly Genomics Collaborative, Inc., to support Celera Diagnostics’ efforts to identify genetic patterns associated with rheumatoid arthritis.

Product Development Collaborations

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

During our 2005 fiscal year, Celera Diagnostics began transferring information to Laboratory Corporation of America relating to breast cancer metastasis for analysis by Laboratory Corporation of America pursuant to the collaboration with them described above. Although not covered by the existing collaboration agreement, Celera Diagnostics has also transferred information to Laboratory Corporation of America relating to breast cancer patients’ responsiveness to hormonal therapy for analysis. Celera Diagnostics believes that multiple test procedures for predicting the risk of breast cancer metastasis and/or the likelihood of a patient’s response to hormonal therapy could result from this work.

Back to Contents

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

While the sale of in vitro diagnostic test kits requires clearance or approval by the U.S. Food and Drug Administration, analyte specific reagents are a class of products defined by the agency’s regulations which may be sold without any regulatory submission. However, analyte specific reagents must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulations, such as Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utilities and performance characteristics of these products have not been established. Because analyte specific reagents are not subject to FDA clearance or approval, Celera Diagnostics believes they can generally be commercialized sooner than diagnostic test kits. However, the regulatory restrictions on the marketing, distribution, and sale of analyte specific reagents, and on its customers’ use of these products would likely affect their marketing and distribution and market acceptance.

Celera Diagnostics is currently manufacturing four products that are sold through its alliance with Abbott Laboratories, including its ViroSeq™ HIV-1 Genotyping System, a cystic fibrosis product, and two types of Hepatitis C virus analyte specific reagents. Celera Diagnostics also derives revenue from other products that it does not manufacture but which are sold through its alliance with Abbott, which is described above in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Abbott Laboratories Strategic Alliance” and below in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Marketing and Distribution.” These products are described below.

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

Celera Diagnostics’ ViroSeq HIV-1 Genotyping System was developed as an aid to physicians in monitoring and treating HIV-1 infection. HIV-1 is one of the most prevalent strains of HIV. This system is for use in testing human blood samples and was designed to detect specific mutations in the HIV-1 genome that correlate with drug resistance. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on an

Back to Contents

Applied Biosystems automated DNA sequencing instrument in conjunction with Celera Diagnostics’ ViroSeq® HIV-1 Genotyping System Software. The ViroSeq HIV-1 Genotyping System can be used to test for resistance to up to 19 drugs used to treat HIV-1 infected patients, including the four drugs covered by the February 2004 FDA clearance described in the following paragraph.

Through its alliance with Abbott Laboratories, Celera Diagnostics is marketing the system in the U.S. and the European Union. During our 2002 and 2003 fiscal years, Celera Diagnostics submitted three 510(k) filings to the FDA for the ViroSeq HIV-1 Genotyping System. A 510(k) filing is a pre-market notification to the FDA that Celera Diagnostics intends to market this product as an in vitro diagnostic test kit. The product could not be marketed in the U.S. until the FDA provided clearance. During our 2003 fiscal year, the FDA granted marketing clearances for the system for use on the Applied Biosystems ABI PRISM® 377 DNA Sequencer, 3100 Genetic Analyzer, and 3700 DNA Analyzer. In February 2004, the FDA granted a clearance for expanded claims, clearing the use of the system on the 3100 Genetic Analyzer and the 3700 DNA Analyzer to test for resistance to four additional drugs used to treat HIV-1 infected patients. The model 377, 3100, and 3700 instruments are discussed above in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Products for the Genomics Market–Genetic Analysis Instruments; Genotyping and Resequencing Systems.” During our 2004 fiscal year, Celera Diagnostics received its CE mark registration of the ViroSeq HIV-1 Genotyping System for use on the ABI PRISM 3100 Genetic Analyzer for marketing in the European Union. Additional information regarding the regulation of Celera Diagnostics’ products is set forth below in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Regulation of Diagnostic Products.”

Cystic Fibrosis Products. Cystic fibrosis is an inherited genetic disorder that affects children and young adults. It is caused by a number of mutations in the cystic fibrosis gene. The American College of Obstetricians and Gynecologists currently recommends that couples planning a pregnancy or seeking prenatal care be screened for cystic fibrosis gene mutations to help them make informed reproductive decisions. Celera Diagnostics manufactures analyte specific reagents that can be used by appropriately licensed clinical laboratories in the U.S. to identify mutations in the cystic fibrosis gene. Laboratories using the reagents for this purpose must first independently establish the performance characteristics of any test they develop using Celera Diagnostics’ analyte specific reagents. Until our 2005 fiscal year, these reagents were marketed primarily as analyte specific reagents in the U.S. However, in November 2004, Celera Diagnostics met the self-certifying requirements to CE mark its cystic fibrosis product for sales and marketing as a diagnostic kit in the European Union, and Celera Diagnostics then began marketing this diagnostic product in the EU. Additional information regarding the regulation of Celera Diagnostics’ products is set forth below in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Regulation of Diagnostic Products.”

Hepatitis C Virus Analyte Specific Reagents. Hepatitis C virus causes a chronic liver disease. Hepatitis C virus, or HCV, infection is currently the leading reason that patients need liver transplants. There are several distinct strains of HCV having different genotypes, and some of these genotypes are more susceptible to currently-available treatments than others. Celera Diagnostics manufactures two analyte specific reagent products for Abbott Laboratories for HCV. One of these products can be used to measure “viral load,” which refers to the quantity of the virus found in a tissue sample. The other product can be used to identify the genotypes of the

Back to Contents

different strains of the HCV. Only appropriately-licensed clinical laboratories can use these analyte specific reagents for these purposes after they independently establish the performance characteristics of any test they develop using Celera Diagnostics’ analyte specific reagents. These reagents are marketed primarily in the U.S.

Abbott Products. Abbott Laboratories is currently marketing several other nucleic acid diagnostic products that are being manufactured by Abbott and other companies. Celera Diagnostics does not include these products in its product portfolio. However, because Celera Diagnostics’ alliance with Abbott covers all nucleic acid diagnostic products marketed by Abbott, including these products, Celera Diagnostics shares in the revenues generated through the sale of these products.

These other nucleic acid diagnostic products include HLA sequencing-based typing kits. Transplantation of tissues and organs between genetically-unrelated individuals usually results in rejection of the donor “graft,” or tissue, by the recipient. This rejection is due to differences in some genes between a donor and a recipient. These genes have been mapped to a region of the human genome known as HLA. Analysis of HLA genes to match donor-recipient pairs with minimal differences in these genes has greatly improved the success of transplantation. HLA-typing products detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information regarding the likelihood of transplant rejection by a recipient. Celera Diagnostics previously manufactured and marketed a research-use-only HLA-typing kit that was included within the Abbott alliance, but Celera Diagnostics discontinued this product as of the end of our 2005 fiscal year and Abbott has contributed a replacement HLA-typing product to the alliance, which is manufactured by another company partnered with Abbott. Additional products marketed by Abbott that are part of the alliance include another HLA-typing product which is CE-marked and is sold in the European Union, several other diagnostic products for the detection of viruses such as Hepatitis B virus and cytomegalovirus, and the viral load assays described in the following paragraph.

The products manufactured and marketed by Abbott for the alliance also include an HIV-1 assay and an HCV assay, both used for measuring viral load. These assays have been developed for use on the Abbott m2000™ system, which is a real-time PCR instrument coupled with a sample preparation module. The HIV-1 assay received CE mark certification for use on the m2000 system in June 2005, and the HCV assay received CE mark certification for use on the m2000 system in July 2005, and Abbott has begun marketing these assays as diagnostic products in the EU. Currently, these products are expected to be the most significant products contributed to the alliance by Abbott. While these products did not contribute to Celera Diagnostics’ revenues in our 2005 fiscal year, Celera Diagnostics expects that sales of these and possibly other products marketed by Abbott could contribute significant revenues to the alliance in the future, particularly if the products receive clearance or approval from the U.S. Food and Drug Administration. The HCV diagnostic product marketed by Abbott in the EU, described in this paragraph, is distinct from the HCV analyte specific reagents described above that are marketed by the alliance in the U.S.

Other Products and Services. In addition to the products described above, Celera Diagnostics performs contract manufacturing and technology development services in collaboration with appropriately licensed clinical laboratories. These services are for the development and manufacture of reagents for use by the clinical laboratories in the performance

Back to Contents

of clinical testing services. Some of these contract manufacturing and technology development services fall outside of Celera Diagnostics’ alliance with Abbott Laboratories.

Licensing Programs. In June 2004, Celera Diagnostics announced, along with Applied Biosystems, a patent license agreement with Cepheid relating to real-time thermal cycler instruments for research, diagnostic, and other uses. The terms of the agreement require Cepheid to pay Applera a license fee of $11.5 million over a two year period, the majority of which relates to the diagnostic rights granted to Cepheid and, as applicable, have been or will be recorded by Celera Diagnostics. Also, under the terms of the agreement, Cepheid is obligated to pay ongoing royalties on sales of its products incorporating Applera intellectual property based on the field of use.

Regulation of Diagnostic Products

In the U.S. and in other countries, diagnostic products are heavily regulated by governmental agencies. These requirements vary from country to country. Currently, Celera Diagnostics’ principal markets are the U.S. and the European Union, and the regulatory requirements in those jurisdictions are described below.

In the U.S., the Food and Drug Administration classifies Celera Diagnostics’ in vitro diagnostic products as “devices” and the FDA’s Center for Devices and Radiological Health regulates these products. Although some of the products that Celera Diagnostics expects to market may not require regulatory clearance or approval, its current business strategy is to develop and market a number of products that will be “devices” and require this clearance or approval. For Celera Diagnostics to market its in vitro diagnostic products with clinical claims in the U.S., Celera Diagnostics or its collaborators generally must first obtain clearance from the FDA pursuant to a process known as 510(k) premarket notification, or must obtain FDA approval through a more demanding premarket approval, or PMA, process.

In order to obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, Celera Diagnostics or its collaborators generally must file a notice with the FDA with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but can take longer. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. Celera Diagnostics has successfully applied for and received 510(k) clearances for its ViroSeq HIV-1 Genotyping System, and a description of the clearances it has received is set forth above in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Celera Diagnostics’ Products.” From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome mechanism for reporting significant modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

If the “substantially equivalent” standard is not met for a 510(k) premarketing clearance, a PMA application must be filed pursuant to the FFDCA. The PMA process is much more

Back to Contents

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

In addition, distribution and sale of all diagnostic products in the European Union are subject to regulatory requirements that became effective on December 7, 2003. Pursuant to these requirements, Celera Diagnostics’ in vitro diagnostic products exported to the EU must comply with the “In Vitro Diagnostics Directive” and bear the “CE mark.” The Directive describes criteria that must be met and steps that must be taken for in vitro diagnostic products to be qualified for sale in EU countries. The CE mark is a symbol indicating that products conform to the essential requirements of the Directive, and can be commercially distributed throughout the EU. In order to demonstrate compliance, for some products Celera Diagnostics is required to self-certify that the products to be marketed meet all of the applicable essential requirements, and for other products Celera Diagnostics is required to obtain a CE mark registration from a certification organization, referred to as a “Notified Body,” by providing documented evidence that the products to be marketed meet all of the applicable essential requirements. Once Celera Diagnostics has satisfied the compliance requirements, the CE mark may be affixed on the products concerned. However, in order to maintain use of the CE mark for some products, Celera Diagnostics will be subject to continuing review by the Notified Body, if applicable. During our 2004 fiscal year, Celera Diagnostics received CE mark registration from a Notified Body for its ViroSeq HIV-1 Genotyping System for use on the ABI PRISM 3100 Genetic Analyzer. During our 2005 fiscal year, Celera Diagnostics met the self-certifying requirements to CE mark its cystic fibrosis product. Celera Diagnostics is in the process of completing, or intends to prepare, required documentation for CE marking for some of its other products. However, Celera Diagnostics cannot assure that the CE mark registration will be granted for Celera Diagnostics’ other products or that it will maintain its compliance with these requirements. Celera Diagnostics’ failure to meet these requirements may prevent it from generating revenue from the sale of diagnostic products in the EU.

Marketing and Distribution

Celera Diagnostics expects that reference laboratories, hospitals, and medical clinics that perform diagnostic testing will be the primary users of its products. Celera Diagnostics does not expect to develop its own marketing and distribution organization for the foreseeable future. Under the terms of its strategic alliance with Abbott Laboratories, Abbott will serve as Celera

Back to Contents

Diagnostics’ exclusive worldwide distributor of nucleic acid-based diagnostic products developed under the agreement. The Abbott alliance agreement is discussed above in Item 1 of this report under the heading “Business–Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics–Abbott Laboratories Strategic Alliance.”

Pursuant to the Abbott Laboratories strategic alliance, on October 1, 2002, Abbott commenced the marketing, distribution, and end-user sale of most existing Celera Diagnostic products. Celera Diagnostics expects that most of its nucleic acid testing products for the foreseeable future will be covered by the Abbott agreement so long as it remains in effect and will be marketed, distributed, and sold through Abbott. However, Celera Diagnostics may develop products not covered by the agreement, in which case Celera Diagnostics would have to develop its own marketing and distribution capability or find other distributors for these products.

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

Patents, Licenses, Franchises, and other Intellectual Property

Through its internal research programs and collaborative programs, including its use of the information derived from the Applera Genomics Initiative, Celera Diagnostics anticipates that it will develop an increasing portfolio of intellectual property. Celera Diagnostics may use such intellectual property in its internal development programs or may license it to third party collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments. In addition, Celera Diagnostics’ alliance with Abbott Laboratories provides Celera Diagnostics with rights to some intellectual property owned or licensed by Abbott that Celera Diagnostics needs for its business and products.

Celera Diagnostics’ ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Diagnostics’ products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems and Celera Genomics, and other patents are owned by third parties and used by Celera Diagnostics under license. Celera Diagnostics’ ability to obtain patent protection for the inventions it makes is uncertain. Celera Diagnostics may infringe the intellectual property rights

Back to Contents

of third parties, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of its patent rights with respect to third parties. To avoid infringing the intellectual property rights of others, Celera Diagnostics may need to obtain intellectual property licenses from them, but Celera Diagnostics may not be able to obtain these licenses on commercially acceptable terms, or at all. More information about the risk factors associated with Celera Diagnostics’ reliance on intellectual property is set forth below in Item 5 of Part II of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Forward-Looking Statements and Risk Factors–Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics.”

Celera Diagnostics has filed for patent protection in the U.S. and in some foreign countries for inventions relating to its diagnostic discoveries, and Celera Diagnostics expects to continue seeking patent protection for its diagnostic inventions. Celera Diagnostics’ failure to receive patent protection for its diagnostic inventions could adversely affect the commercial value of these discoveries and could adversely affect its business.

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

Back to Contents

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

We believe the SNP information that we have generated through the Applera Genomics Initiative is an important asset for all three of our business segments. Applied Biosystems is incorporating the SNP data into new SNP assay products for the research market. Celera Diagnostics is using this information in disease association studies aimed at identifying new diagnostic markers. Celera Genomics is using the SNP information in its proteomics discovery efforts and may also benefit from therapeutic implications of findings from the disease association studies.

Back to Contents

Employees

As of the end of our 2005 fiscal year, we had approximately 4,930 employees allocated as follows:

Business/Function	Number

Applied Biosystems	4,030
Celera Genomics	480
Celera Diagnostics	210
Corporate Staff	210

In June 2005, Applied Biosystems announced a reduction and rebalancing of its workforce. Applied Biosystems terminated about 250 positions, primarily in research and development, marketing, and operations. The number of Applied Biosystems employees in the table above excludes employees who, as a result of this action, were terminated or who were employed but not actively working for us as of the end of our 2005 fiscal year. Approximately 50 additional individuals, included in the table above, are affected by this action and their employment is expected to terminate by the end of the first quarter of our 2006 fiscal year.

Our corporate staff provides accounting, tax, treasury, legal, information technology, human resources, and other shared internal services for Applied Biosystems, Celera Genomics, and Celera Diagnostics. None of Applied Biosystems’ U.S. employees, and none of Celera Genomics’ or Celera Diagnostics’ employees or our corporate staff employees, are subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

Financial Information About Industry Segments

     A summary of net revenues from external customers and operating income (loss) attributable to each of our industry segments for our fiscal years ended June 30, 2003, 2004 and 2005, is incorporated herein by reference to Note 14 on pages 78 through 90 of our 2005 Annual Report. Total assets as of June 30, 2003, 2004 and 2005 were as follows:

•	June 30, 2003: $2,126.7 million for Applied Biosystems, $1,122.1 million for Celera Genomics, $35.9 million for Celera Diagnostics, and $3,257.5 million for Applera after the effects of ($27.2) million related to intercompany eliminations;

•	June 30, 2004, were $1,947.8 million for Applied Biosystems, $1,017.7 million for Celera Genomics, $36.9 million for Celera Diagnostics, and $2,972.9 million for Applera after the effects of ($29.5) million related to intercompany eliminations; and

•	June 30, 2005, were $2,290.1 million for Applied Biosystems, $869.2 million for Celera Genomics, $37.1 million for Celera Diagnostics, and $3,164.2 million for Applera after the effects of ($32.2) million related to intercompany eliminations.

Back to Contents

Financial Information About Geographic Areas

A summary of net revenues from external customers and long-lived assets attributed to each of our geographic areas for our 2003, 2004, and 2005 fiscal years is incorporated herein by reference to Note 14 on pages 78 through 90 of our 2005 Annual Report.

Our consolidated net revenues from external customers in countries other than the U.S. for our 2002, 2003, and 2004 fiscal years were as follows:

•	$891.3 million, or 50.2% of our consolidated net revenues, for our 2003 fiscal year;

•	$956.7 million, or 52.4% of our consolidated net revenues, for our 2004 fiscal year; and

•	$1,020.4 million, or 55.3% of our consolidated net revenues, for our 2005 fiscal year;

Our manufacturing facilities outside the continental U.S. are located in the United Kingdom, Japan, and Singapore.

Executive Officers of the Registrant

Information concerning our executive officers is incorporated by reference to the description in Part III, Item 10 of this report under the heading “Directors and Executive Officers of the Registrant–Identification and Business Experience of Executive Officers” on pages 104 and 105 of this report.

Back to Contents

Item 2.	Properties

Applied Biosystems Group Facilities

Applied Biosystems’ headquarters are located in leased and owned facilities in Foster City, California. Applied Biosystems owns or leases various other facilities worldwide for manufacturing, distribution, warehousing, research and development, sales and demonstration, service, and administration. The following is a list of Applied Biosystems’ principal and other material operating facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Applied Biosystems, and these facilities are maintained in good working order.

Location (Approximate Floor Area in Sq. Ft.)	Owned or Leased (Expiration Date of Leases)

Foster City, CA (320,000) – several buildings	Leased (several leases expiring 2006-2015)
Foster City, CA (280,000) – several buildings	Owned
Pleasanton, CA (149,000) – three buildings	Owned
Framingham, MA (140,000) – two buildings	Leased (2009)
Warrington, United Kingdom (88,000) – two buildings	Owned
Hayward, CA (66,000)	Leased (2009)
Rotterdam, Netherlands (64,000)	Leased (2010)
Bedford, MA (59,000) – two buildings	Leased (two leases expiring 2010 and 2023)
Singapore (45,000)	Leased (two leases expiring 2005 and 2006)
Rockville, MD (34,000)	Leased (2010)
Narita, Japan (24,000)	Owned

The Pleasanton, California facilities listed in the table above are located on an 80-acre property owned by Applied Biosystems. The listed facilities include a manufacturing facility constructed by Applied Biosystems, as well as two warehouses that Applied Biosystems acquired with the property and which it intends use to support further construction on the site, if any. Applied Biosystems has also completed construction of the shell of another building at the same site comprised of approximately 164,000 square feet. Applied Biosystems intends to construct improvements needed for occupancy in this other building as additional space is needed for its operations or possibly the operations of our other businesses. Applied Biosystems may construct additional research and development, manufacturing, administrative, or other facilities at this property, up to a maximum of approximately 700,000 additional square feet, as may be required for the future growth of our businesses.

Applied Biosystems also owns or leases several other facilities that have been vacated by Applied Biosystems, which are not reflected in the table above. Applied Biosystems is seeking to sublease several of these leased facilities. Also, in August 2005 Applied Biosystems vacated an 81,000 square foot owned facility in San Jose, California, and Applied Biosystems is seeking to sell this facility. Applied Biosystems also owns approximately 15 acres of undeveloped land in Vacaville, California, which it is seeking to sell. In June 2005, Applied Biosystems transferred the lease of a Houston, Texas, facility with approximately 50,000 square feet of space to another company in connection with the sale of related assets to that company.

Celera Genomics Group Facilities

Celera Genomics’ business is primarily located in leased facilities in Rockville, Maryland, and leased and owned facilities in South San Francisco, California. The Rockville facilities are used for administrative purposes and to house Celera Genomics’ bioinformatics data

Back to Contents

center and proteomics operations. The South San Francisco facilities contain Celera Genomics’ therapeutic discovery and development operations and administrative offices. The following is a list of Celera Genomics’ principal and other material operating facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Celera Genomics, and these facilities are maintained in good working order.

Location	Owned or Leased
(Approximate Floor Area in Sq. ft.)	(Expiration Date of Leases)

Rockville, MD (75,000)	Leased (2010)
South San Francisco, CA (70,000)	Leased (2006)
South San Francisco, CA (44,000)	Owned
South San Francisco, CA (14,000)	Leased (2006)
South San Francisco, CA (24,000)	Leased (2006)

Celera Genomics previously owned a facility in Rockville, Maryland, that included the leased building described above, a second building, and undeveloped land. In April 2005, Celera Genomics sold this facility and leased back the building described above. This building includes approximately 34,000 square feet of space, in addition to the space listed in the table above, which is occupied by Applied Biosystems. Celera Genomics is also temporarily leasing a portion of the second previously-owned building to facilitate the transition of its data center and other related assets out of the building. This transition is expected to be completed by the end of 2005.

Celera Genomics also leases an 85,000 square foot facility in Pasadena, California. Celera Genomics has vacated most of the space in this facility and more than half of the vacated space has been subleased. Celera Genomics is seeking to sublease the remaining vacated space until the expiration of the lease in 2011.

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

Location	Owned or Leased
(Approximate Floor Area in Sq. ft.)	(Expiration Date of Leases)

Alameda, CA (48,000)	Leased (2011)
Alameda, CA (19,000)	Leased (2011)
Alameda, CA (8,000)	Leased (2006)

Celera Diagnostics is using all of the space in the first facility listed above. Celera Diagnostics is using all of the space in the second facility listed above, but the building containing this facility includes approximately 9,000 additional square feet of vacant space, not reflected in the table above, that Celera Diagnostics leases and intends to build out and use by the end of 2005.

Back to Contents

Corporate Facilities

Our corporate headquarters is located in a facility in Norwalk, Connecticut, under a lease that expires in 2011. We lease approximately 51,000 square feet at this facility, substantially all of which we use for corporate staff and related support functions. This facility is maintained in good working order.

We also own another facility in Norwalk and Wilton, Connecticut, with an area of approximately 402,000 square feet. This facility was previously used for our corporate headquarters and manufacturing, but is currently vacant. We have contracted to sell this facility, and expect the sale to close no later than March 2006.

Item 3.	Legal Proceedings

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following is a description of some claims we are currently defending, including some counterclaims brought against us in response to claims filed by us against third parties. We believe that we have meritorious defenses against the claims currently asserted against us, including those described below, and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described below under the heading “Commercial Litigation,” could have a material adverse effect on us, Applied Biosystems, Celera Genomics, or Celera Diagnostics.

Commercial Litigation

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

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing

Back to Contents

claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ‘195, ‘202, ‘188 and ‘493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. MJ Research has filed a notice of appeal. Additionally, on August 30, 2005, the Court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610.

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

Back to Contents

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

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products are cystic fibrosis reagent kits, TaqMan® genotyping and gene expression assay products for non-coding regions, TaqMan genotyping and gene expression assay services for non-coding regions, AmpFLSTR® kits, the SNPlex™ Genotyping System, the SNPbrowser™ tool, and the Celera Discovery System™. The complaint also alleges that haplotyping analysis performed by our businesses infringes the patents identified above. Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

Back to Contents

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

Bio-Rad Laboratories, Inc. filed a patent infringement, trademark infringement, and unfair competition action against us in the U.S. District Court for the Northern District of California on December 26, 2002. The complaint alleges that we are infringing Bio-Rad’s U.S. Pat. No. 5,089,011, entitled “Electrophoretic Sieving in Gel-Free Media with Dissolved Polymers,” and infringing Bio-Rad's “Bio-Rad” trademark. They filed a third amended complaint against us on May 30, 2003. The allegedly infringing products according to the third amended complaint are instruments using, and reagents used for, capillary electrophoresis, and products using the BioCAD name. Bio-Rad submitted its final infringement contentions under the local court rules on April 22, 2004, and the parties held a court-ordered mediation conference on July 19, 2004. Bio-Rad is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six patents. Four of these patents are assigned to Yale University and licensed exclusively to Enzo Biochem, i.e., U.S. Patent No. 4,476,928, entitled “Modified Nucleotides and Polynucleotides and Complexes Formed Therefrom,” U.S. Patent No. 5,449,767, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing Same,” U.S. Patent No. 5,328,824 entitled “Methods of Using Labeled Nucleotides,” and U.S. Patent No. 4,711,955, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing and Using Same.” The other two patents are assigned to Enzo Life Sciences, i.e., U.S. Patent No. 5,082,830 entitled “End Labeled Nucleotide Probe” and U.S. Patent No. 4,994,373 entitled “Methods and Structures Employing Compoundly – Labeled Polynucleotide Probes.” The allegedly infringing products include Applied Biosystems’ sequencing reagent kits, its TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with its Expression Array System. Enzo Biochem, Enzo Life Sciences, and Yale University are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

Molecular Diagnostics Laboratories filed a class action complaint against us and Hoffmann-La Roche, Inc. in the U.S. District Court for the District of Columbia on September 23, 2004. The complaint alleges anticompetitive conduct in connection with the sale of Taq

Back to Contents

DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No. 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. This case is largely based on the same set of contentions underlying a claim filed against us by Promega Corporation in the U.S. District Court for the Eastern District of Virginia, which is described above. The Promega claim was dismissed in August 2004 for, among other reasons, failure to state a claim upon which relief could be granted.

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc., and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that the defendants’ activities involving instruments for real-time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad, MJ Research, and Stratagene have each answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed. Bio-Rad, MJ Research, and Stratagene are seeking dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

Thermo Finnigan LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware on December 8, 2004. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, Applied Biosystems’ commercialization of the ABI PRISM 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper.

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

Settled Roche Legal Proceedings

We filed claims against Roche Molecular Systems, Inc., Hoffmann-La Roche, Inc., Roche Probe, Inc., F. Hoffmann-La Roche Ltd., and other potential defendants affiliated with the named defendants (“Roche”) in California Superior Court on October 9, 2003. Our complaint asserted, among other things, breach of contract and other contract claims against the defendants arising from agreements relating to polymerase chain reaction, or PCR, technology rights entered into between us and the defendants. Our complaint also asserted various tort claims against the defendants, including breach of trust, breach of fiduciary duty, and unfair competition, relating to our PCR rights. The defendants’ acts and omissions that formed the basis of the complaint included, among other things, the: (i) defendants’ failure to abide by contractual provisions

Back to Contents

intended to allow us to effectively compete with the defendants with respect to (a) sales of diagnostic PCR products and (b) conveyance of diagnostic PCR rights to third parties; (ii) defendants’ failure to pay us requisite royalties for sales by them of thermal cyclers and other products; (iii) defendants’ failure to negotiate in good faith new agreements directed at modifying the relationship between the parties in accordance with principles set forth in an existing letter agreement that states the intended framework for the negotiations (the “Letter Agreement”); (iv) defendants’ failure to provide us with diagnostic PCR rights on a nondiscriminatory basis as required by a European Union commission decree; (v) defendants’ failure to comply with their agreement to assign ownership to us of some PCR instrument patents and patent applications, and (vi) defendants’ mishandling of the prosecution of patent applications that the defendants were obligated to assign to us, in a manner that damaged us and precluded us from obtaining the full potential scope of patent protection for our instrument rights. Contemporaneously with our filing of this complaint, we also commenced arbitration proceedings with the American Arbitration Association against the defendants asserting, among other things, patent infringement claims (both direct infringement, contributory infringement and infringement by inducing third parties to infringe), breach of contract and other contract claims, and tort claims such as breach of fiduciary duty, breach of trust, and unfair competition. The arbitration was based on our allegation that the defendants (i) had infringed our exclusive rights to PCR patents in fields exclusively licensed to us pursuant to agreements with the defendants; and (ii) by their acts and omissions, had undermined the value of our exclusive PCR rights. In both the legal complaint and the arbitration, we were seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court or arbitrator deems proper.

On December 15, 2003, Roche filed a motion in California Superior Court to compel arbitration of our state court complaint and to stay the litigation. Concurrently with the motion to compel arbitration, Roche also filed with the American Arbitration Association its response to our notice of arbitration in which Roche denied all of our claims against it. Roche’s response included counterclaims asserting, among other things, that our exclusive patent rights under some PCR patents licensed from Roche under an existing distribution agreement were converted into nonexclusive rights by the Letter Agreement, which was entered into subsequent to the distribution agreement. Roche also alleged that (i) we breached our contractual obligation under the Letter Agreement, including our obligation to source certain enzymes exclusively from Roche; and (ii) we failed to pay Roche the full royalties required pursuant to the distribution agreement. In its counterclaim, Roche sought a request for declaratory judgment confirming its assertions, interest, costs, and other relief as the arbitrator deems proper.

Effective May 6, 2005, the parties signed agreements settling these disputes, and they subsequently sought dismissal of the litigation and arbitration proceedings. The litigation was dismissed on June 10, 2005, and the dismissal of the arbitration was confirmed on June 16, 2005. More information about the settlement of these disputes is set forth above in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Patents, Licenses, and Franchises.” These legal proceedings had involved PCR rights used by Applied Biosystems and also rights that Applied Biosystems contributed to Celera Diagnostics.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Back to Contents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about our Common Stock and its Holders

Market Information

The principal U.S. market where our Applera-Applied Biosystems stock and Applera-Celera Genomics stock are traded is the New York Stock Exchange, although our stock is also traded on the Pacific Exchange.

Applera-Applied Biosystems stock is listed on the New York Stock Exchange under the trading symbol “ABI” and is intended to reflect the relative performance of Applied Biosystems. Applera-Celera Genomics stock is listed on the New York Stock Exchange under the trading symbol “CRA” and is intended to reflect the relative performance of Celera Genomics. There is no single security that represents our performance as a whole, nor is there a separate security traded for Celera Diagnostics.

Holders of Applera-Applied Biosystems stock and Applera-Celera Genomics stock are stockholders of Applera. Applied Biosystems and Celera Genomics are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities, including all of the risks described below in this Item 5 under the heading “Forward-Looking Statements and Risk Factors.”.

The high and low sales prices of Applera-Applied Biosystems stock and Applera-Celera Genomics stock for each quarterly period during our 2004 and 2005 fiscal years is incorporated herein by reference to Note 11, page 76, of our 2005 Annual Report.

Holders

On August 19, 2005, the approximate number of holders of Applera-Applied Biosystems stock was 5,896, and the approximate number of holders of Applera-Celera Genomics stock was 6,087. The approximate number of holders is based upon the actual number of holders registered in our records at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the market value of shares held by non-affiliates shown on the cover of this report was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

Dividends

Information regarding the amount of quarterly dividends during our 2004 and 2005 fiscal years is incorporated herein by reference to Note 11, page 76, of our 2005 Annual Report.

Back to Contents

Sale of Unregistered Securities

We have not sold any securities during our 2005 fiscal year that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the fourth quarter of our 2005 fiscal year.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 1-30, 2005	7,335	$20.16	–	$ –
May 1-31, 2005	–	$ –	–	$ –
June 1-30, 2005	293,734	$21.43	283,900	$ –

Total	301,069	$21.40	283,900	$ –

(1)	Consists of (a) the shares referred to in footnote (3) below, and (b) shares tendered by employees to cover the exercise of employee stock options and taxes relating to the vesting of restricted stock.

(2)	On July 27, 2005, Applied Biosystems announced that our Board of Directors has authorized the repurchase of up to 19,450,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (3) below. The new authorization has no time restrictions and delegates to company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases will be made from time to time depending on market conditions and will be funded using Applied Biosystems’ U.S. cash reserves and cash generated from domestic operations, as well as funds to be borrowed under our revolving corporate credit facility, if and when required.

(3)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. 283,900 shares of Applera-Applied Biosystems stock were purchased under this authorization during the fourth quarter of our 2005 fiscal year

Back to Contents

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the fourth quarter of our 2005 fiscal year.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 1-30, 2005	6,292	$10.20	–	$ –
May 1-31, 2005	–	$ –	–	$ –
June 1-30, 2005	3,278	$10.89	–	$ –

Total	9,570	$10.44	–	$ –

(1)	Consists of shares tendered by employees to cover taxes relating to the vesting of restricted stock.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares of Applera-Celera Genomics stock were purchased under this authorization during the fourth quarter of our 2005 fiscal year.

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

Back to Contents

are not limited to, those described below under the heading “Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

Factors Relating to Applied Biosystems

Rapidly changing technology in life sciences could make Applied Biosystems’ product line obsolete unless it continues to develop and manufacture new and improved products and services, and pursue new market opportunities.

A significant portion of the net revenues for Applied Biosystems each year is derived from products and services that did not exist in the prior year. Applied Biosystems’ products and services are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. Applied Biosystems’ future success depends on its ability to continually improve its current products and services, develop and introduce, on a timely and cost-effective basis, new products and services that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of the group’s proven expertise or in areas which have unproven market demand. For example, Applied Biosystems has committed significant resources to researching, developing, marketing, and distributing new products and services designed to integrate laboratory experimentation with relevant scientific information, and to new Internet web sites devoted to promoting the group’s products and supporting customer research and development activities. These are emerging business areas for Applied Biosystems, and there can be no assurance that there will be market acceptance of the utility and value of these products and services. The inability to gain market acceptance of new products and services could adversely affect the group’s future operating results. The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products and services with new products and services or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and services and its future operating results.

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

Applied Biosystems is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and it may need to obtain licenses to intellectual property from others.

Applied Biosystems believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and Applied Biosystems cannot be sure that it will prevail in any of these actions. An adverse determination in some of the group’s current legal actions, particularly the cases described below, could have a material adverse effect on our consolidated financial statements.

Applied Biosystems’ products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, because patent litigation is complex and the outcome inherently uncertain, Applied Biosystems’ belief that its products do not infringe the technology covered by valid and enforceable patents could be successfully challenged by third parties. Applied Biosystems has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, Applied Biosystems may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against Applied Biosystems asserting that Applied Biosystems had misappropriated their technologies, which

Back to Contents

though not patented are protected as trade secrets, and had improperly incorporated such technologies into Applied Biosystems’ products. Due to these factors, there remains a constant risk of intellectual property litigation and other legal actions, which could include antitrust claims, affecting the group. Applied Biosystems has been made a party to litigation and has been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. Such actions currently include the legal proceedings described in the following paragraph, some of which, if determined adversely, could have a material adverse effect on Applied Biosystems. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and Applied Biosystems cannot be assured that it will be able to obtain these licenses or other rights on commercially reasonable terms, or at all.

Several legal actions have been filed against us that could affect the intellectual property rights of Applied Biosystems and its products and services, including the following:

•	In response to claims by us against MJ Research, Inc., MJ Research filed counterclaims against us including, among others, allegations that we have licensed and enforced some polymerase chain reaction, or PCR, patents through anticompetitive conduct in violation of federal and state antitrust laws. These claims have been rejected as a result of a jury verdict and a series of summary judgment rulings by the court, but MJ Research has filed a notice of appeal. Subsequently, MJ Research filed a lawsuit against us based on the allegation that four patents underlying Applied Biosystems’ DNA sequencing instruments were invalidly obtained because an alleged inventor, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the lawsuit. The case was dismissed but the decision has been appealed by MJ Research.

•	Promega Corporation has filed a lawsuit against us alleging that Applied Biosystems, along with some other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits.

•	Beckman Coulter, Inc. has filed a lawsuit against us alleging that Applied Biosystems is infringing three Beckman Coulter patents. The allegedly infringing products are Applied Biosystems’ capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems.

•	Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits, some of our TaqMan® genotyping and gene expression products and services, AmpFLSTR® kits, the SNPlex™ Genotyping System, the SNPbrowser™ tool, and the Celera Discovery System™. Genetic Technologies has also alleged that haplotyping analysis performed by our businesses infringes these patents.

•	Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University have filed a lawsuit against us alleging that we are infringing six patents due to the sale of sequencing reagent kits, TaqMan® genotyping and gene expression assays, and the

Back to Contents

gene expression microarrays used with the Applied Biosystems’ Expression Array System.

•	Bio-Rad Laboratories, Inc. has filed a lawsuit against us alleging that we are infringing one of its patents due to our sale of instruments using, and reagents used for, capillary electrophoresis, and one of its trademarks due to our use of the BioCAD name.

•	Molecular Diagnostics Laboratories has filed a class action complaint against us and Hoffmann-La Roche, Inc. alleging anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase.

•	In response to patent infringement claims made by us against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation, Bio-Rad, MJ Research, and Stratagene have filed counterclaims seeking declaratory judgments that our U.S. Patent No. 6,814,934 in the field of real-time PCR is invalid and not infringed.

•	Thermo Finnigan LLC has filed a lawsuit against us alleging that we are infringing one of its patents as a result of, for example, Applied Biosystems’ commercialization of the ABI PRISM 3700 Genetic Analyzer.

These cases are described in further detail above in Part I, Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.”

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

Approximately 55% of Applied Biosystems’ net revenues for our 2005 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for Applied Biosystems are based on the U.S. dollar. As a result, Applied Biosystems’ reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond Applied Biosystems’ control.

Back to Contents

The future growth of Applied Biosystems depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on Applied Biosystems’ financial condition and operating results. If these types of transactions are pursued, it may be difficult for Applied Biosystems to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by Applied Biosystems may ultimately have a negative impact on its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to Celera Genomics’ acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to Applied Biosystems’ acquisition of Boston Probes, Inc. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

Back to Contents

addition, any sustained disruption in Internet access provided by third parties could adversely affect Applied Biosystems.

Applied Biosystems’ operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Applied Biosystems.

Applied Biosystems’ research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of Applied Biosystems’ products are hazardous materials or include hazardous materials. Applied Biosystems cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Applied Biosystems could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. In addition, Applied Biosystems is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If Applied Biosystems fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could have a material adverse effect on Applied Biosystems’ business and financial condition.

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

Back to Contents

action litigation. If litigation was instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

Factors Relating to Celera Genomics

Celera Genomics has incurred net losses to date and may not achieve profitability.

Celera Genomics has accumulated net losses of approximately $794 million as of June 30, 2005, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as Celera Genomics continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with Applied Biosystems. Celera Genomics will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by Celera Genomics and Applied Biosystems. However, Applied Biosystems reimburses Celera Genomics for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by Applied Biosystems, and the effect of recording Celera Diagnostics’ operating losses on Celera Genomics’ net losses will be partially offset by this reimbursement. Celera Diagnostics has accumulated cash operating losses of approximately $148 million as of June 30, 2005. As an early stage business, Celera Genomics faces significant challenges in expanding its business operations into the discovery and development of therapeutic products. As a result, there is a high degree of uncertainty that Celera Genomics will be able to achieve profitable operations.

The marketing and distribution agreement with Applied Biosystems may not generate significant royalty payments.

Applied Biosystems became the exclusive distributor of Celera Genomics’ human genomic and other biological and medical information under the terms of a marketing and distribution agreement that was effective in April 2002, the term of which was originally ten years but which was extended to 15 years in February 2005. Under the terms of that agreement, Applied Biosystems is obligated to pay a royalty to Celera Genomics based on sales of some products sold by Applied Biosystems on and after July 1, 2002. Applied Biosystems has not guaranteed any minimum royalty payments to Celera Genomics, and the actual amount of royalty payments to be paid to Celera Genomics depends on Applied Biosystems’ ability to successfully commercialize the products subject to the royalty. Applied Biosystems has not proven its ability to successfully commercialize these products, and sales of these products may not meet expectations. Such sales will depend on several factors that are not controlled by Celera Genomics, including general market conditions, customer acceptance, and the efforts of Applied Biosystems.

Celera Genomics’ ability to develop and commercialize proprietary therapeutic products is unproven and several of its programs rely on the use of novel discovery methods.

As Celera Genomics expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products. It is possible that Celera Genomics’ discovery and development efforts will not result in any commercial products. Furthermore, Celera Genomics is seeking to identify novel methods of treating disease through the use of technology in the field of proteomics, the study of

Back to Contents

proteins. Celera Genomics is also seeking to capitalize on its relationship with Celera Diagnostics by incorporating novel findings arising from Celera Diagnostics’ disease association studies into its research. Celera Genomics is using the results of studies performed by Celera Diagnostics on its own behalf and also studies performed specifically for Celera Genomics. To our knowledge, neither of these approaches to therapeutic product discovery and development has to date been effectively used to develop a therapeutic product that has been commercialized, and therefore the potential benefit to Celera Genomics of its use of proteomics technology and Celera Diagnostics’ disease association studies is unknown. Also, Celera Diagnostics is not obligated to continue performing disease association studies on its own or on Celera Genomics’ behalf, and if Celera Diagnostics discontinues performing these studies Celera Genomics’ business and scientific plan could be adversely affected.

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

All of Celera Genomics’ therapeutic product candidates are in various stages of research and development and will require significant additional research and development efforts by Celera Genomics or its collaborators before they can be marketed. These efforts include extensive preclinical and clinical testing and lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Celera Genomics’ development of therapeutic products is highly uncertain and subject to a number of significant risks. To date, Celera Genomics has not commercialized any therapeutic product and Celera Genomics does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever. Therapeutic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

•	Celera Genomics or its collaborators may not successfully complete research and development efforts;

•	Celera Genomics or its collaborators may not successfully build the necessary preclinical and clinical development organizations;

Back to Contents

•
any therapeutic product candidates that Celera Genomics or its collaborators develop may be found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects;

•	Celera Genomics or its collaborators may fail to obtain required regulatory approvals for products they develop;

•	Celera Genomics or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

•	Celera Genomics or its collaborators may fail to build necessary distribution channels;

•	Celera Genomics’ or its collaborators’ products may not be competitive with other existing or future products;

•	adequate reimbursement for Celera Genomics’ or its collaborators’ products may not be available to healthcare providers and patients from the government or insurance companies; and

•	Celera Genomics or its collaborators may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent Celera Genomics or its collaborators from commercializing their products.

If Celera Genomics fails to maintain its existing collaborative relationships and enter into new collaborative relationships, or if collaborators do not perform under collaboration agreements, development of its therapeutic product candidates could be delayed.

Celera Genomics’ strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its therapeutic product candidates includes entering into collaborations with partners. Although Celera Genomics has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating therapeutic product candidates that would enable it to form additional collaborations and receive milestone and/or royalty payments from collaborators.

Each of Celera Genomics’ existing collaboration agreements may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials and commercialization activities by Celera Genomics’ collaborators are not within Celera Genomics’ control. Celera Genomics cannot ensure that its collaborators will perform their obligations as expected. If any of Celera Genomics’ collaborators terminate their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of therapeutic products may be delayed or otherwise adversely affected. If in some cases Celera Genomics assumes responsibilities for continuing programs on its own after termination of a collaboration, Celera Genomics may be required to devote additional resources to product development and commercialization or Celera Genomics may need to cancel some development programs.

Back to Contents

If Celera Genomics or its collaborators fail to satisfy regulatory requirements for any therapeutic product candidate, Celera Genomics or its collaborators will be unable to complete the development and commercialization of that product.

Celera Genomics is currently developing its internal capability to move potential products through clinical testing, manufacturing and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either Celera Genomics or its collaborators must show through pre-clinical studies and clinical trials that each of Celera Genomics’ or its collaborators’ therapeutic product candidates is safe and effective in humans for each indication before obtaining regulatory approval from the FDA for the commercial sale of that product. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If Celera Genomics or its collaborators fail to adequately show the safety and effectiveness of a therapeutic product, regulatory clearance or approval could be delayed or denied. The regulatory review and approval process can take many years and require substantial expense and may not be successful.

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

Clinical trials may not be successful.

Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of Celera Genomics’ or its collaborators’ therapeutic product candidates. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. The results from pre-clinical studies may be different from the results that are obtained in clinical trials. Factors that could affect the success of clinical trials include:

•	Celera Genomics' or its collaborators’ product candidates may not prove to be efficacious or may cause unacceptable toxicity or other harmful side effects;

•	negative or inconclusive clinical trial results may require Celera Genomics or its collaborators to conduct further testing or to abandon projects that appeared promising in preliminary studies;

•	registration or enrollment of patients or other volunteer participants in Celera Genomics' or its collaborators’ clinical testing may be lower than anticipated, resulting in delay or cancellation of clinical testing; and

•	regulators or institutional review boards may prevent, delay, suspend, or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients or other volunteers are being exposed to unacceptable health risks.

Back to Contents

If any of these events were to occur, significant delays in or termination of Celera Genomics' or its collaborators’ clinical testing may result. Celera Genomics has limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of its product candidates and meet current or future requirements, if any, identified by the U.S. Food and Drug Administration. Furthermore, clinical trials planned by Celera Genomics or its collaborators may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the candidate compounds or to result in approvable products. Also, Celera Genomics' or its collaborators’ research and clinical testing of their therapeutic product candidates may be delayed or abandoned if they later discover other compounds that show significantly improved safety or efficacy compared to the current product candidates. Any of the foregoing events could limit Celera Genomics' ability to generate revenues, cause Celera Genomics to incur additional expenses, and adversely affect Celera Genomics' financial results.

Clinical trials may take several years or more and can be very expensive.

The length of time for clinical trials generally varies substantially according to the type, complexity, novelty, and intended use of a product candidate. The duration and costs of clinical trials may vary significantly over the life of a project as a result of factors relating to the trial, including, among others:

•	the number of patients or other volunteers that ultimately participate in the trial;

•	the duration of participant follow-up that is appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable participants.

Celera Genomics relies on other companies to conduct clinical trials.

Celera Genomics does not have the ability to independently conduct clinical trials for its therapeutic product candidates, and must rely on other companies, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct clinical trials. If these other companies do not successfully perform their contractual duties or regulatory obligations or meet expected deadlines, if the other companies need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to Celera Genomics' clinical protocols or regulatory requirements or for other reasons, Celera Genomics' product development activities and clinical trials may be extended, delayed, suspended, or terminated.

Celera Genomics’ relies on suppliers for materials needed to manufacture compounds for clinical trials.

Celera Genomics relies on other companies to manufacture compounds that will be tested in Celera Genomics' clinical trials. These manufacturers need access to raw materials to manufacture those compounds, and Celera Genomics is responsible for obtaining some of these raw materials from suppliers. Suppliers may not sell these materials at the time when they are needed or on commercially reasonable terms. If it becomes necessary to change suppliers for any

Back to Contents

of these materials or if any of suppliers of these materials experience a shutdown or disruption in their facilities used to produce these materials, due to technical, regulatory, or other problems, it could adversely affect a manufacturer’s ability to manufacture adequate quantities of Celera Genomics' compounds. If Celera Genomics or its manufacturers are unable to obtain the materials needed for the manufacture of compounds used in Celera Genomics' clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting Celera Genomics' ability to develop the product candidates.

Celera Genomics relies on other companies to manufacture its therapeutic product candidates.

Celera Genomics currently does not have manufacturing capabilities or experience necessary to produce materials for pre-clinical testing or clinical trials, including its cathepsin S compound in late pre-clinical development and its HDAC inhibitor in Phase I clinical trials. As a result, Celera Genomics must rely on other companies to produce Celera Genomics' compounds for pre-clinical testing and clinical trials. These manufacturers must comply with applicable regulatory requirements, including the U.S. Food and Drug Administration’s current Good Manufacturing Practices, or GMP, regulations. Celera Genomics' current and anticipated future dependence upon these manufacturers may adversely affect Celera Genomics' ability to develop and commercialize therapeutic products on a timely and competitive basis. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet Celera Genomics' development timelines and applicable regulatory requirements, including the GMP regulations, other applicable FDA regulatory requirements, or similar regulations applicable outside of the U.S. Celera Genomics may not be able to maintain or renew its existing manufacturing arrangements, or enter into new arrangements, on a timely basis on commercially acceptable terms, or at all. Celera Genomics' manufacturers could terminate or decline to renew Celera Genomics' arrangements based on their own business priorities, at a time that is costly or inconvenient for Celera Genomics. If Celera Genomics is unable to contract on a timely basis for the production of materials in sufficient quantity and of sufficient quality on commercially acceptable terms, Celera Genomics' pre-clinical work or clinical trials may be delayed or prevented. Additionally, if Celera Genomics is required to enter into new manufacturing arrangements, it may not be able to obtain approval from the FDA of any alternate manufacturer in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates.

Celera Genomics' collaborations with outside experts may be subject to restriction and change.

Celera Genomics collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to Celera Genomics' research and development efforts. These advisors and collaborators are not Celera Genomics' employees and may have other commitments that limit their availability to Celera Genomics. Although they generally agree not to do competing work, if a conflict of interest arises between their work for Celera Genomics and their work for another entity, Celera Genomics may lose the services of these experts. In addition, although Celera Genomics' advisors and collaborators sign agreements not to disclose Celera Genomics' confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including Celera Genomics’ competitors, through them.

Back to Contents

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

Celera Genomics believes that in order to develop and commercialize therapeutic products, it will need to continue to recruit and retain scientific and management personnel having specialized training and/or advanced degrees, or otherwise having the technical background, necessary for an understanding of therapeutic products. There is a shortage of qualified scientific and management personnel who possess this technical background. Celera Genomics competes for these personnel with other pharmaceutical and biotechnology companies, academic institutions and government entities. If Celera Genomics is unable to retain and attract qualified scientific and management personnel, the growth of the group’s business operations in the area of therapeutic product discovery and development could be delayed or curtailed.

Celera Genomics could incur liabilities relating to hazardous materials that it uses in its research and development activities.

Celera Genomics’ research and development activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various

Back to Contents

radioactive compounds. Celera Genomics cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Celera Genomics could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. In addition, Celera Genomics is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products. If Celera Genomics fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could have a material adverse effect on Celera Genomics’ business and financial condition.

Celera Genomics’ business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions.

Celera Genomics’ business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel via the Internet. Also, Celera Genomics relies on a global enterprise software system to operate and manage its business. Celera Genomics’ business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Celera Genomics’ hardware or software malfunctions or access to Celera Genomics’ data by Celera Genomics’ internal research personnel through the Internet is interrupted, the group’s business could suffer.

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

Celera Genomics’ competitive position depends on maintaining its intellectual property protection.

Celera Genomics’ ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Genomics’ ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology and pharmaceutical inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Also, Celera Genomics cannot ensure that changes in policies or to laws, or interpretations of these policies or laws,

Back to Contents

relevant to the patenting of biotechnology and pharmaceutical inventions will not adversely affect its patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology or pharmaceutical patent rights.

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

Celera Genomics may infringe the intellectual property rights of third parties, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others.

There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostic industries. The intellectual property rights of biotechnology companies, including Celera Genomics, are generally uncertain and involve complex factual, scientific, and legal questions. Celera

Back to Contents

Genomics’ success in therapeutic product discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

Celera Genomics may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties, referred to as “interference proceedings.” Also, Celera Genomics may initiate patent litigation to enforce its patent rights or invalidate patents held by third parties. These legal actions may similarly be initiated against Celera Genomics by third parties alleging that Celera Genomics is infringing their rights. The cost to Celera Genomics of any patent litigation or proceedings, even if Celera Genomics is successful, could be substantial, and these legal actions may absorb significant management time. If infringement claims against Celera Genomics are resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling its products or services without a license from a third party, and Celera Genomics may not be able to obtain a license on commercially acceptable terms, or at all. Also, Celera Genomics could become subject to significant liabilities to third parties if these claims are resolved unfavorably to Celera Genomics.

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

Celera Genomics may pursue acquisitions, investments, or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful, and could dilute the holders of Applera-Celera Genomics stock.

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

Back to Contents

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for Celera Genomics to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by Celera Genomics may ultimately have a negative impact on its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to Celera Genomics’ acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to Applied Biosystems’ acquisition of Boston Probes, Inc.

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

Back to Contents

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

Most of Celera Diagnostics’ potential diagnostic products are in various stages of research and development and will require significant additional research and development efforts by Celera Diagnostics or its collaborators before they can be marketed. These efforts include extensive clinical testing and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Celera Diagnostics’ development of new diagnostic products is highly uncertain and subject to a number of significant risks. Diagnostic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

Back to Contents

•	Celera Diagnostics or its collaborators may not successfully complete research and development efforts;

•	any diagnostic products that Celera Diagnostics or its collaborators develop may be found during clinical trials to have limited medical value;

•	Celera Diagnostics or its collaborators may fail to obtain required regulatory clearances or approvals for products they develop;

•	Celera Diagnostics or its collaborators may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

•	any diagnostic products Celera Diagnostics or its collaborators develop may not be competitive with other existing or future products;

•	adequate reimbursement for Celera Diagnostics’ and its collaborators’ products may not be available to physicians or patients from the government or insurance companies; and

•	Celera Diagnostics may be unable to obtain necessary intellectual property protection, or third parties may own proprietary rights that prevent Celera Diagnostics or its collaborators from commercializing their products.

If Celera Diagnostics or its collaborators fail to satisfy regulatory requirements for any diagnostic product candidate, they may be unable to complete the development and commercialization of that product.

Celera Diagnostics is currently developing its capability to move potential products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration and comparable agencies in other countries. In the U.S., either Celera Diagnostics or its collaborators must show through pre-clinical studies and clinical trials that each of Celera Diagnostics’ or its collaborators’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in-vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements vary from country to country. If Celera Diagnostics or its collaborators fail to adequately show the safety and effectiveness of a diagnostic product, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials. Celera Diagnostics cannot be certain that it or its collaborators will show sufficient safety and effectiveness in its clinical trials to allow them to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies.

Even if Celera Diagnostics or its collaborators obtain regulatory clearance or approval for a product, that product will be subject to risks and uncertainties relating to regulatory compliance, including post-clearance or approval clinical studies and inability to meet the compliance requirements of the FDA’s Quality System Regulations, which relate to

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

Single suppliers or a limited number of suppliers provide key components of Celera Diagnostics’ products. If these suppliers fail to supply these components, Celera Diagnostics may be unable to satisfy product demand.

Several key components of Celera Diagnostics’ products come from, or are manufactured for Celera Diagnostics by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, florescent dyes, phosphoramadites, and oligonucleotides. Celera Diagnostics acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply Celera Diagnostics with specified quantities over any set period of time or set aside part of its inventory for Celera Diagnostics’ forecasted requirements. Celera Diagnostics has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, in order to maintain compliance with Quality System Regulations, Celera Diagnostics must verify that its suppliers of key components are in compliance with all applicable U.S. Food and Drug Administration regulations. Celera Diagnostics believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If Celera Diagnostics’ product sales increase beyond the forecast levels, or if its suppliers are unable or unwilling to supply it on commercially acceptable terms or comply with regulations applicable to manufacturing of Celera Diagnostics’ products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

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

Celera Diagnostics’ operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Celera Diagnostics.

Celera Diagnostics’ research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials and chemicals. Also, some of Celera Diagnostics’ products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. Celera Diagnostics cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Celera Diagnostics could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, Celera Diagnostics could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance products. In addition, Celera Diagnostics is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If Celera Diagnostics fails to comply with any of these laws, regulations, or permits, or if Celera Diagnostics is held indirectly responsible for conduct of Abbott Laboratories found to be non-

Back to Contents

compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Similar consequences could arise if Celera Diagnostics is held indirectly responsible for conduct of Abbott Laboratories found to be non-compliant. Any of these events could have a material adverse effect on Celera Diagnostics’ business and financial condition.

Celera Diagnostics’ business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions.

Celera Diagnostics’ business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and to its collaborators via the Internet. Also, Celera Diagnostics relies on a global enterprise software system to operate and manage its business. Celera Diagnostics’ business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Celera Diagnostics’ hardware or software malfunctions or access to Celera Diagnostics’ data by Celera Diagnostics’ internal research personnel or collaborators through the Internet is interrupted, its business could suffer.

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

Celera Diagnostics’ competitive position depends on maintaining its intellectual property protection.

Celera Diagnostics’ ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Diagnostics’ ability to obtain patent protection for the inventions it makes is uncertain. The patentability of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Also, Celera Diagnostics cannot ensure that changes in policies or to laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions will not adversely affect its patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

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

Celera Diagnostics may infringe the intellectual property rights of third parties, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others.

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

Celera Diagnostics may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties, referred to as interference proceedings. Also, Celera Diagnostics may initiate patent litigation to enforce its patent rights or invalidate patents held by third parties. These legal actions may similarly be initiated against Celera Diagnostics by third parties alleging that Celera Diagnostics is infringing their rights. For example, Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits. This case is described in further detail above in Part I, Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.” The cost to Celera Diagnostics of any patent litigation or proceedings,

Back to Contents

even if Celera Diagnostics is successful, could be substantial, and these legal actions may absorb significant management time. If infringement claims against Celera Diagnostics are resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party, and Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all. Also, Celera Diagnostics could become subject to significant liabilities to third parties if these claims are resolved unfavorably to Celera Diagnostics. Similarly, contractual disputes related to existing license rights under third party patents may affect Celera Diagnostics’ ability to develop, manufacture, and sell its products.

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

Back to Contents

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

Back to Contents

The market price of either class of our common stock may not reflect the separate performance of the group related to that common stock.

The market price of Applera-Applied Biosystems stock and Applera-Celera Genomics stock may not reflect the separate performance of the business of the group relating to that class of common stock. The market price of either class of common stock could simply reflect our performance as a whole, or the market price of either class of common stock could move independently of the performance of the business of either group. Investors may discount the value of either class of common stock because it is part of a common enterprise rather than a stand-alone company.

The market price of either class of our common stock may be affected by factors that do not affect traditional common stock.

•	The complex nature of the terms of Applera-Applied Biosystems stock and Applera-Celera Genomics stock may adversely affect the market price of either class of common stock. The complex nature of the terms of the two classes of common stock, such as the convertibility of Applera-Applied Biosystems stock into Applera-Celera Genomics stock, or vice versa, and the potential difficulties investors may have understanding these terms, may adversely affect the market price of either class of common stock.

•	The market price of Applera-Applied Biosystems stock or Applera-Celera Genomics stock may be adversely affected by the fact that holders have limited legal interests in the group relating to the class of common stock held as a separate legal entity. For example, as described in greater detail in the subsequent risk factors, holders of either class of common stock generally do not have separate class voting rights with respect to significant matters affecting either group. In addition, upon our liquidation or dissolution, holders of either class of common stock will not have specific rights to the assets of the group relating to the class of common stock held and will not be entitled to receive proceeds that are proportional to the relative performance of that group.

•	The market price of Applera-Applied Biosystems stock or Applera-Celera Genomics stock may be adversely affected by events involving the group relating to the other class of common stock or the performance of the class of common stock relating to that group. Events, such as earnings announcements or other developments concerning one group that the market does not view favorably and which thus adversely affect the market price of the class of common stock relating to that group, may adversely affect the market price of the class of common stock relating to the other group. Because both classes of common stock are common stock of Applera Corporation, an adverse market reaction to one class of common stock may, by association, cause an adverse reaction to the other class of common stock. This reaction may occur even if the triggering event was not material to us as a whole.

Limits exist on the voting power of group common stock.

•	Applera-Celera Genomics stock may not have any influence on the outcome of stockholder voting. Applera-Applied Biosystems stock currently has a substantial majority of the voting power of our common stock and had approximately 82% of

Back to Contents

the voting power as of September 1, 2005, the record date for our 2005 annual meeting of stockholders. Except in limited circumstances where there is separate class voting, the relative voting power of the two classes of common stock fluctuates based on their relative market values. Therefore, except in cases of separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of the vote even if the matter involves a divergence or conflict of the interests of the holders of Applera-Applied Biosystems stock and Applera-Celera Genomics stock. These matters may include mergers and other extraordinary transactions.

•	A class of group common stock with less than majority voting power can block action if a class vote is required. If Delaware law, stock exchange rules, or our Board of Directors requires a separate vote on a matter by the holders of either Applera-Applied Biosystems stock or Applera-Celera Genomics stock, those holders could prevent approval of the matter even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it. As a result, in cases where holders of Applera-Applied Biosystems stock or Applera-Celera Genomics stock vote as separate classes on a proposal, the affirmative vote of shares representing a majority of one class of common stock will not prevent the holders of the other class of common stock from defeating the proposal.

•	Holders of only one class of common stock cannot ensure that their voting power will be sufficient to protect their interests. Since the relative voting power per share of Applera-Applied Biosystems stock and Applera-Celera Genomics stock will fluctuate based on the market values of the two classes of common stock, the relative voting power of a class of common stock could decrease. As a result, holders of shares of only one of the two classes of common stock cannot ensure that their voting power will be sufficient to protect their interests.

•	Stockholders of either class of common stock will not have some of the stockholder rights traditionally associated with common stock. Neither Applied Biosystems nor Celera Genomics will have a separate board of directors to represent solely the interests of either class of common stock as holders of that class. Consequently, there will be no board of directors that owes any separate duties to holders of one class of common stock as holders of that class. Our Board of Directors will act in accordance with its good faith business judgment of our best interests, taking into consideration the interests of all common stockholders regardless of class or series, which may be detrimental to holders of one class of common stock as holders of that class.

Stockholders may not have any remedies for breach of fiduciary duties if any action by directors or officers has a disadvantageous effect on either class of common stock.

Stockholders may not have any remedies if any action or decision of our Board of Directors or officers has a disadvantageous effect on Applera-Applied Biosystems stock or Applera-Celera Genomics stock compared to the other class of common stock. Cases in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of tracking stocks are judged under the principle known as the

Back to Contents

“business judgment rule” unless self-interest is shown.

In addition, principles of Delaware law established in cases involving differing treatment of two classes of common stock or two groups of holders of the same class of common stock provide that a board of directors owes an equal duty to all stockholders regardless of class or series. Absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed Applera Corporation Board of Directors, Board of Directors’ committee, or officer with respect to any matter having different effects on holders of Applera-Applied Biosystems stock and holders of Applera-Celera Genomics stock would be a defense to any challenge to the determination made by or on behalf of the holders of either class of common stock.

Stock ownership could cause directors and officers to favor one group over the other.

As a policy, our Board of Directors periodically monitors the ownership of shares of Applera-Applied Biosystems stock and Applera-Celera Genomics stock by our directors and senior officers as well as their option holdings and other benefits so that their interests are not misaligned with the two classes of common stock and with their duty to act in the best interests of us and our stockholders as a whole. However, because the actual stock market value of their interests in Applera-Applied Biosystems stock and Applera-Celera Genomics stock could vary significantly, it is possible that they could favor one group over the other as a result of their common stock holdings, options and other benefits. As of August 19, 2005, our directors and executive officers held shares of Applera-Applied Biosystems stock and Applera-Celera Genomics stock representing approximately equal percentages of the total shares outstanding of Applera-Applied Biosystems stock and Applera-Celera Genomics stock. The stock market value of these shares will vary with fluctuations in the market price of Applera-Applied Biosystems stock and Applera-Celera Genomics stock. However, the market capitalization of Applied Biosystems is substantially greater than that of Celera Genomics and, therefore, the market value of Applera-Applied Biosystems stock held by our directors and senior officers was significantly higher than the market value of Applera-Celera Genomics stock held by them on that date.

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

Back to Contents

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

•	Our Board of Directors may pay more or less dividends on group common stock than if that group were a separate company. Subject to the limitations referred to below, our Board of Directors has the authority to declare and pay dividends on Applera-Applied Biosystems stock and Applera-Celera Genomics stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on Applera-Applied Biosystems stock, exclusively on Applera-Celera Genomics stock, or on both, in equal or unequal amounts. Our Board of Directors is not required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class, or any other factor. The performance of one group may cause our Board of Directors to pay more or less dividends on the common stock relating to the other group than if that other group were a stand-alone company. In addition, Delaware law and our certificate of incorporation impose limitations on the amount of dividends that may be paid on each class of common stock.

•	Proceeds of mergers or consolidations may be allocated unfavorably. Our Board of Directors will determine how consideration to be received by holders of common stock in connection with a merger or consolidation involving us is to be allocated among holders of each class of common stock. This percentage may be materially more or less than that which might have been allocated to the holders had our Board of Directors chosen a different method of allocation.

•	Holders of either class of common stock may be adversely affected by a conversion of group common stock. Our Board of Directors could, in its sole discretion and without stockholder approval, determine to convert shares of Applera-Applied Biosystems stock into shares of Applera-Celera Genomics stock, or vice versa, at any time, including when either or both classes of common stock may be considered to be overvalued or undervalued. If our Board of Directors chose to issue Applera-Celera Genomics stock in exchange for Applera-Applied Biosystems stock, or vice versa, the conversion would dilute the interests in us of the holders of the class of common stock being issued in the conversion. If our Board of Directors were to choose to issue Applera-Celera Genomics stock in exchange for Applera-Applied Biosystems stock, or vice versa, the conversion could give holders of shares of the class of common stock being converted a greater or lesser premium than any premium that was paid or might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

•	Cash proceeds of newly issued Applera-Celera Genomics stock in the future could be allocated to Applied Biosystems. If and to the extent Applied Biosystems holds “Celera Genomics Designated Shares” at the time of any future sale of Applera-Celera Genomics stock, our Board of Directors could allocate some or all of the proceeds of that sale to Applied Biosystems in consideration of a reduction in the number of these shares. Celera Genomics Designated Shares are a type of

Back to Contents

authorized shares of Applera-Celera Genomics stock. Any decision could favor one group over the other group. For example, the decision to allocate the proceeds of that sale to Applied Biosystems could adversely affect Celera Genomics’ ability to obtain funds to finance its growth strategies. Applied Biosystems does not hold any Celera Genomics Designated Shares as of the date of this report. Celera Genomics Designated Shares could be issued in the future if our Board of Directors determines that Celera Genomics requires additional capital to finance its business and that Applied Biosystems should supply that capital.

Our Board of Directors may change its management and allocation policies without stockholder approval to the detriment of either group.

Our Board of Directors may modify or rescind our policies with respect to the allocation of corporate overhead, taxes, debt, interest, and other matters, or may adopt additional policies, in its sole discretion without stockholder approval. A decision to modify or rescind these policies, or adopt additional policies, could have different effects on holders of Applera-Applied Biosystems stock and holders of Applera-Celera Genomics stock or could result in a benefit or detriment to one class of stockholders compared to the other class. Our Board of Directors will make any decision in accordance with its good faith business judgment that the decision is in our best interests and the best interests of all of our stockholders as a whole.

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

Back to Contents
Celera Genomics could incur a higher tax liability than if it were a stand-alone taxpayer.

Our tax allocation policy provides that some tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are to be transferred, without reimbursement, to the group that can use the benefits. Any tax benefits that are transferred from Celera Genomics to Applied Biosystems will not be carried forward to reduce Celera Genomics’ future tax liability. As a result of this policy, Celera Genomics generated tax benefits of $28.1 million in our 2003 fiscal year, $12.3 million in our 2004 fiscal year, and $51.1 million in our 2005 fiscal year that were utilized by Applied Biosystems with no reimbursement to Celera Genomics. This and future use by Applied Biosystems, without reimbursement, of tax benefits generated by Celera Genomics could result in Celera Genomics paying a greater portion of the total corporate tax liability over time than would have been the case if Celera Genomics were a stand-alone taxpayer.

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

Back to Contents
Decisions by our Board of Directors and officers that affect market values could adversely affect voting and conversion rights.

The relative voting power per share of each class of common stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of Applera-Applied Biosystems stock and Applera-Celera Genomics stock. The market value of either or both classes of common stock could be adversely affected by market reaction to decisions by our Board of Directors or management that investors perceive as affecting differently one class of common stock compared to the other. These decisions could involve changes to our management and allocation policies, transfers of assets between groups, allocations of corporate opportunities and financing resources between groups, and changes in dividend policies.

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

We incorporate herein by reference pages 19 and 20 of our 2005 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporate herein by reference pages 21 through 46 of our 2005 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We incorporate herein by reference page 44 of our 2005 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The following financial statements and the supplementary financial information included in our 2005 Annual Report are incorporated herein by reference: the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated August 31, 2005, on pages 47 through 92 of our 2005 Annual Report, including Note 11, page 76, which contains unaudited quarterly financial information.

Back to Contents

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We are responsible for maintaining adequate disclosure controls and procedures as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Generally, these are controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2005 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Internal Control Over Financial Reporting

General. We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Generally, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management’s Report on Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of our 2005 fiscal year, the period covered by this report. The report of our management on internal control over financial reporting, based on this evaluation, appears on page 91 of our 2005 Annual Report. The management report is incorporated into this report by reference.

Attestation Report of our Registered Public Accounting Firm. The report of our independent registered public accounting firm on our management’s assessment of the effectiveness of our internal control over financial reporting appears on page 92 of our 2005 Annual Report. The attestation report is incorporated into this report by reference.

Changes in Internal Control Over Financial Reporting. Based on our management’s review of internal control over financial reporting as described above, we have determined that no changes were made to our internal control over financial reporting during the fourth fiscal

Back to Contents

quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification and Business Experience of Directors

With respect to the identification and business experience of our directors and persons nominated to become directors, we incorporate herein by reference the information contained in pages 24–26 of our 2005 Proxy Statement under the heading “Proposal 1–Election of Directors.”

Identification and Business Experience of Executive Officers

The following is a list of our executive officers, identifying as of September 8, 2005, their: ages; corporate offices presently held and year first elected to those offices; and other positions currently held.

Name	Age	Present Corporate Offices (Year First Elected)	Other Positions Currently Held
Robert F.G. Booth, Ph.D.	51	Vice President (2002)	Chief Scientific Officer, Celera Genomics Group
Catherine M. Burzik	54	Senior Vice President, and President, Applied Biosystems Group (2004)	Not applicable
Ugo D. DeBlasi	43	Vice President and Controller (2003)	Not applicable
Dennis A. Gilbert, Ph.D.	47	Vice President (2004)	Vice President-Research and Chief Scientific Officer, Applied Biosystems
Barbara J. Kerr	59	Vice President, Human Resources (2000)	Not applicable
Sandeep Nayyar	45	Assistant Controller (2002)	Vice President, Finance, Applied Biosystems Group
Kathy P. Ordoñez	54	Senior Vice President, and President, Celera Genomics Group and Celera Diagnostics (2002)	Not applicable
William B. Sawch	50	Senior Vice President (1997) and General Counsel (1993)	Not applicable
Tony L. White	59	Chairman, President, and Chief Executive Officer (1995)	Not applicable
Dennis L. Winger	57	Senior Vice President and Chief Financial Officer (1997)	Not applicable

Each of the executive officers identified above was most recently elected to the corporate offices identified above by our Board of Directors in August 2005. The term of each officer will continue until their successors have been duly elected or, if earlier, their death, resignation, or removal. Each of the executive officers has been employed by us or a subsidiary in one or more

Back to Contents

executive or managerial capacities for at least the past five years, with the exception of Dr. Booth, Ms. Burzik, Dr. Gilbert, Mr. Nayyar, and Ms. Ordoñez.

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

Dr. Gilbert was elected Vice President on November 18, 2004. Dr. Gilbert was first employed by us in 1994 as a research scientist, and since then he has held positions of increasing responsibility at Applera, including most recently Vice President, Advanced Research and Technology at Applied Biosystems. Prior to that he held various other management positions within Applera businesses, including Vice President, Genomics Applications at Applied Biosystems and Vice President, Gene Discovery at Celera Genomics.

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

Back to Contents

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. We have named that committee our “Audit/Finance Committee.” The members of that committee as of the date of this report are Richard H. Ayers, Robert H. Hayes (co-chair), Theodore E. Martin, and James R. Tobin (co-chair). Our Board of Directors has determined that our Audit/Finance Committee has three “audit committee financial experts” as that term has been defined by the Securities and Exchange Commission in Item 401(h) of its Regulation S-K, constituting all members of the Committee except Robert H. Hayes. The designation of members of our Audit/Finance Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than are generally imposed on them as members of our Audit/Finance Committee and Board of Directors, and does not affect the duties, obligations, or liabilities of any other member of our Audit/Finance Committee or Board of Directors. All of the members of our Audit/Finance Committee, including those that our Board of Directors have determined are audit committee financial experts, are “independent” as that term has been defined by the SEC in Item 7(d)(3)(iv) of Schedule 14A. Additional information regarding our Audit/Finance Committee is incorporated by reference to the information contained in pages 4 and 5 of our 2005 Proxy Statement under the heading “Board of Directors and Committees–Board Committees–Audit/Finance Committee.”

Recommendation of Nominees to our Board of Directors

Information concerning our procedures by which security holders may recommend nominees to our Board of Directors is incorporated herein by reference to the information contained in pages 5 and 6 of our 2005 Proxy Statement under the heading “Board of Directors and Committees–Board Committees–Nominating/Corporate Governance Committee.”

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in page 11 of our 2005 Proxy Statement under the heading “Ownership of Company Stock–Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Back to Contents

Regulation S-K. Our code of ethics was also designed to meet the code of business conduct and ethics requirements promulgated by the New York Stock Exchange, which requirements are set forth in Section 303A.10 of the NYSE Listed Company Manual.

Our Code of Business Conduct and Ethics is posted on our Applera, Applied Biosystems, and Celera Genomics Internet websites. Also, we intend to post any amendments to or waivers from the code that are applicable to our officers or directors on these Internet websites as required to satisfy SEC and New York Stock Exchange disclosure requirements applicable to amendments and waivers. This information can be accessed on our websites free of charge as described in Part I of this report on pages 2 and 3 under the heading “Business–Company Overview–Available Information.” In addition, you can obtain this information free of charge by calling our corporate Secretary at 203-840-2000 or by making a request in writing mailed to: Applera Corporation, Attention: Secretary, Applera Corporation, 301 Merritt 7, P.O. Box 5435, Norwalk, CT 06856-5435.

Item 11.	Executive Compensation

We incorporate herein by reference the information contained in pages 12–23 of our 2005 Proxy Statement under the heading “Executive Compensation.”

Back to Contents
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about shares of Applera common stock that may be issued under our equity compensation plans, including compensation plans that were approved by our stockholders as well as compensation plans that were not approved by our stockholders. Information in the table is as of the end of our 2005 fiscal year.

Number of shares
remaining available
for future issuance
	Number of shares to be	Weighted-average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Applera-Applied Biosystems stock
Equity compensation plans approved by stockholders	35,479,922[1]	$30.9027	12,637,523[2]
Equity compensation plans not approved by stockholders	0[3]
Total	35,479,922	$30.9027	12,637,523
Applera-Celera Genomics stock
Equity compensation plans approved by stockholders	10,254, 952[4]	$18.8438	7,279,691[5]
Equity compensation plans not approved by stockholders	77,616[6,7]	$27.6148	581,496[7]
Total	10, 332,568	$18.9096	7,861,187

[1]	Represents shares of Applera-Applied Biosystems stock issuable upon the exercise of options outstanding under the following equity compensation plans: The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees; The Perkin-Elmer Corporation 1996 Stock Incentive Plan; The Perkin-Elmer Corporation 1997 Stock Incentive Plan; and The Perkin-Elmer Corporation 1998 Stock Incentive Plan (collectively, the “Frozen Applera Equity Plans”); and the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

Back to Contents

[2]	Represents shares of Applera-Applied Biosystems stock issuable pursuant to options and other rights authorized for future issuance under the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan and the Applera Corporation 1999 Employee Stock Purchase Plan. Also includes 194,858 shares of Applera-Applied Biosystems stock remaining available for future issuance under the Applera Corporation 1993 Director Stock Purchase and Deferred Compensation Plan.

[3]	As of the end of our 2005 fiscal year, options to purchase 66,494 shares of Applera-Applied Biosystems stock were outstanding under the following equity compensation plans: the Molecular Informatics, Inc. 1997 Equity Ownership Plan; the PerSeptive Biosystems 1992 Stock Plan; and the PerSeptive Biosystems 1997 Non-Qualified Stock Option Plan. These options were assumed in connection with merger and acquisition transactions. The weighted-average exercise price of these options as of such date was $8.1846. No new options or other rights to equity compensation will be issued under these equity compensation plans, and the options outstanding under these equity compensation plans are not reflected in the table above.

[4]	Represents shares of Applera-Celera Genomics stock issuable upon the exercise of options outstanding under the Frozen Applera Equity Plans and the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan.

[5]	Represents shares of Applera-Celera Genomics stock issuable pursuant to options and other rights authorized for future issuance under the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan and the Applera Corporation 1999 Employee Stock Purchase Plan. Also includes 43,208 shares of Applera-Celera Genomics stock remaining available for future issuance under the Applera Corporation 1993 Director Stock Purchase and Deferred Compensation Plan.

[6]	As of the end of our 2005 fiscal year, options to purchase 214,182 shares of Applera-Celera Genomics stock were outstanding under the following equity compensation plans: the Molecular Informatics, Inc. 1997 Equity Ownership Plan; the Axys Pharmaceuticals, Inc. 1989 Stock Plan; the Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan; the Axys Pharmaceuticals, Inc. 1997 Non-Officer Equity Incentive Plan; the PerSeptive Biosystems 1992 Stock Plan; the PerSeptive Biosystems 1997 Non-Qualified Stock Option Plan; and the Paracel, Inc. Stock Option Plan. These options were assumed in connection with merger and acquisition transactions. The weighted average exercise price of these options as of such date was $24.6228. No new options or other rights to equity compensation will be issued under these equity compensation plans, and the options outstanding under these equity compensation plans are not reflected in the table above, except for the Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan.

[7]	Represents shares of Applera-Celera Genomics stock issuable pursuant to options outstanding under the Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan, and shares of Applera-Celera Genomics stock issuable pursuant to options and other rights authorized for future issuance under that plan.

Back to Contents

The following is a description of the material features of our equity compensation plans that were not approved by our stockholders:

Molecular Informatics, Inc. 1997 Equity Ownership Plan. We assumed this plan in connection with the acquisition of Molecular Informatics, Inc. No new options or other rights to equity compensation will be issued under this plan. As of the end of our 2005 fiscal year, there were options to purchase 5,544 shares of Applera-Applied Biosystems stock and 2,004 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in July 2007.

PerSeptive Biosystems 1992 Stock Plan. We assumed this plan in connection with the acquisition of PerSeptive Biosystems, Inc. No new options or other rights to equity compensation will be issued under this plan. As of the end of our 2005 fiscal year, there were options to purchase 56,334 shares of Applera-Applied Biosystems stock and 18,072 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in July 2007.

PerSeptive Biosystems 1997 Non-Qualified Stock Option Plan. We assumed this plan in connection with the acquisition of PerSeptive Biosystems, Inc. No new options or other rights to equity compensation will be issued under this plan. As of the end of our 2005 fiscal year, there were options to purchase 4,616 shares of Applera-Applied Biosystems stock and 578 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in August 2007.

Paracel, Inc. Stock Option Plan. We assumed this plan in connection with the acquisition of Paracel, Inc. No new options or other rights to equity compensation will be issued under this plan. As of the end of our 2005 fiscal year, there were options to purchase 23,915 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in February 2007.

Axys Pharmaceuticals, Inc. 1989 Stock Plan. We assumed this plan in connection with the acquisition of Axys Pharmaceuticals, Inc. No new options or other rights to equity compensation will be issued under this plan. As of the end of our 2005 fiscal year, there were options to purchase 35,288 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in May 2009.

Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan. We assumed this plan in connection with the acquisition of Axys Pharmaceuticals, Inc. As of the end of our 2005 fiscal year, there were options to purchase 77,616 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in November 2011. 581,496 shares of Applera-Celera Genomics stock are authorized for future issuance as equity compensation under this plan pursuant to stock options, stock awards, and stock purchase awards. Employees and directors of and consultants to Axys Pharmaceuticals, one of our a wholly owned subsidiaries, and its affiliates are generally eligible for the grant of equity compensation under this plan. The exercise price, vesting period, and all other terms and conditions of each option granted under this plan will be determined by our Management Resources Committee, except that the exercise price may not be less than the fair market value on the date of grant, and the term of each option may not be more than 10 years. Stock awards and stock purchase awards under this plan may be subject to such restrictions as may be determined by the Committee and may be subject to repurchase rights in favor of the Company. Stock purchase awards under this plan may

Back to Contents

not have a purchase price less than the fair market value on the date of the award. This plan expires in November 2007, after which no equity compensation may be issued under this plan.

Axys Pharmaceuticals, Inc. 1997 Non-Officer Equity Incentive Plan. We assumed this plan in connection with the acquisition of Axys Pharmaceuticals, Inc. No new options or other rights to equity compensation will be issued under this plan. As of the end of our 2005 fiscal year, there were options to purchase 56,709 shares of Applera-Celera Genomics stock outstanding under this plan. The last of these options that were issued are scheduled to terminate in October 2011.

Security Ownership of Certain Beneficial Owners

Information concerning the security ownership of certain beneficial owners is incorporated herein by reference to the information contained in page 9 of our 2005 Proxy Statement under the heading “Ownership of Company Stock–Greater than 5% Beneficial Owners.”

Security Ownership of Management

Information concerning the security ownership of management is incorporated herein by reference to the information contained in pages 10 and 11 of our 2005 Proxy Statement under the heading “Ownership of Company Stock–Directors and Executive Officers.”

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Applera.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference to the information contained in pages 21–23 of our 2005 Proxy Statement under the heading “Executive Compensation–Employment Agreements and Other Relationships.”

Item 14.	Principal Accountant Fees and Services

Information concerning fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, during our 2004 and 2005 fiscal years, and information concerning the pre-approval policies and procedures of the Audit/Finance Committee of our Board of Directors, is incorporated herein by reference to the information contained in pages 26 and 27 of our 2005 Proxy Statement under the heading “Proposal 2–Ratification of the Selection of Independent Registered Public Accounting Firm.”

Back to Contents

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 31, 2005, appearing in our 2005 Annual Report, are incorporated by reference in this report. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II of this report, our 2005 Annual Report is not to be deemed filed as part of this report.

Back to Contents

Financial Statement Schedule

The following additional financial data should be read in conjunction with the consolidated financial statements in our 2005 Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

10-K Page No.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	121

Schedule II – Valuation and Qualifying Accounts and Reserves	122

Exhibits

Exhibit
No.

2.1	Agreement and Plan of Merger dated March 10, 1999, among The Perkin-Elmer Corporation, a New York corporation, The Perkin-Elmer Corporation, a Delaware corporation, and PE Merger Corp., a New York corporation (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (No. 333-67797)).

3.1.1	Restated Certificate of Incorporation of Applera (incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 (Commission file number 1-4389)).

3.1.2	Certificate of Designations of Series A Participating Junior Preferred Stock and Series B Participating Junior Preferred Stock (incorporated by reference to Exhibit A to Exhibit 4.1 to our Registration Statement on Form S-4 (No. 333-67797)).

3.2	By-laws of Applera (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (No. 333-67797)).

4.1	Stockholder Protection Rights Agreement dated as of April 28, 1999, between Applera and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (No. 333-67797)).

4.2	Amendment to Rights Agreement dated as of April 17, 2002, among BankBoston, N.A., EquiServe Trust Company, N.A., and Applera (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).

4.3	Credit Agreement dated as of April 15, 2005, among Applera, the initial lenders named therein, Citigroup Global Markets Inc., as sole arranger, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A. and ABN AMRO Bank N.V., as co-documentation agents, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 15, 2005, and filed April 20, 2005 (Commission file number 1-4389)).

Back to Contents

10.1	The Perkin-Elmer Corporation 1993 Stock Incentive Plan for Key Employees (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 33-50847)).*

10.2.1	The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 333-15189)).*

10.2.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan.*

10.2.3	Form of Incentive Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan.*

10.2.4	Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan.*

10.3	The Perkin-Elmer Corporation 1996 Employee Stock Purchase Plan, as amended October 15, 1998 (incorporated by reference to Exhibit A to our Proxy Statement for our 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.4.1	The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 333-38713)).*

10.4.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.*

10.5.1	The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement for our 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.5.2	Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1998 Stock Incentive Plan.*

10.6	Applera Corporation 1999 Employee Stock Purchase Plan, as amended October 21, 2004 (incorporated by reference to Annex A to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.7.1	Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.7.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.*

10.7.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.*

10.7.4	Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan.*

10.7.5	Form of Employee Stock Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.*

10.7.6	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.*

10.7.7	Forms of Performance Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.*

10.7.8	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.*

Back to Contents

10.8.1	Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex B to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.8.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.*

10.8.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.*

10.8.4	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.*

10.8.5	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.8.6	Form of Director Stock Award Agreement pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.9.1	Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.9.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.*

10.9.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.*

10.9.4	Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan.*

10.9.5	Form of Employee Stock Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.*

10.9.6	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.*

10.9.7	Form of Scientific Advisory Board Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.*

10.9.8	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics 1999 Stock Incentive Plan.*

10.10.1	Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex B to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.10.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.*

10.10.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.*

10.10.4	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.*

Back to Contents

10.10.5	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.10.6	Form of Director Stock Award Agreement pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.11	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996 (incorporated by reference to Exhibit 10(22) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).*

10.12	The Excess Benefit Plan of Applera Corporation, as amended and restated effective July 1, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file number 1-4389)) ..*

10.13	1993 Director Stock Purchase and Deferred Compensation Plan, as amended through March 17, 2000 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission file number 1-4389)).*

10.14.1	Applera Corporation Performance Unit Bonus Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.14.2	Forms of Performance Unit Agreements for executive officers pursuant to the Applera Corporation Performance Unit Bonus Plan.*

10.15	The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10.16	Applera Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (Commission file number 1-4389)).*

10.17	PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission file No. 0-20032)).*

10.18	PerSeptive Biosystems, Inc. 1997 Non-Qualified Stock Option Plan, as amended August 21, 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of PerSeptive Biosystems, Inc. (No. 333-38989)).*

10.19	Molecular Informatics, Inc. 1997 Equity Ownership Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 333-42683)).*

10.20	Paracel, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).*

10.21	Axys Pharmaceuticals, Inc. 1989 Stock Plan, as amended through May 21, 1997 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K of Axys Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996 (Commission file number 0-22788)). *

10.22	Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan, as amended through May 14, 2001 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-8 (No. 333-73980)).*

10.23	Axys Pharmaceuticals, Inc. 1997 Non-Officer Equity Incentive Plan, as amended through October 16, 1998 (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-8 (No. 33-73980)).*

Back to Contents

10.24	Form of notice to directors, officers, and other employees regarding January 20, 2005, acceleration of stock option vesting, including notice to directors and executive officers regarding restrictions imposed on their accelerated options (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (Commission file number 1-4389)).*

10.25	Form of notice to executive officers, and other employees regarding June 2, 2005, acceleration of performance unit bonus plan stock option vesting, including notice regarding restrictions imposed on their accelerated options.*

10.26	Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10(21) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.27	Amendment dated August 17, 2001, to Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10.l4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission file number 1-4389)).*

10.28	Change of Control Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10(16) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.29	Employment Agreement dated as of November 16, 1995, between Applera and William B. Sawch (incorporated by reference to Exhibit 10(16) to our Annual Report on Form 10-K for fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.30	Deferred Compensation Contract dated as of July 15, 1993, between Applera and William B. Sawch (incorporated by reference to Exhibit 10(19) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.31	Letter dated June 24, 1997, from Applera to Dennis L. Winger (incorporated by reference to Exhibit 10(18) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 1-4389)). *

10.32

Employment Agreement dated as of September 25, 1997, between Applera and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.33	Letter dated August 21, 2003, from Applera to Dennis L. Winger regarding the letter dated June 24, 1997, from Applera to Dennis L. Winger (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.34

Employment Agreement dated as of December 1, 2000, between Applera and Kathy P. Ordoñez (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).*

10.35	Employment Agreement dated as of September 2, 2003, between Applera Corporation and Catherine M. Burzik.*

10.36	Letter agreement dated July 25, 2003, between Applera Corporation and Catherine M. Burzik.*

10.37	Employment Agreement dated as of September 5, 2000, between Applera Corporation and Barbara J. Kerr.*

10.38	Employment Agreement dated as of December 2, 1996, between Applera Corporation and Ugo D. DeBlasi.*

10.39

Description of fiscal year 2005 incentive compensation program (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

Back to Contents

10.40

Description of Applera Corporation fiscal year 2006 Incentive Compensation Program (incorporated by reference to Item 1.01 of our Current Report on Form 8-K dated August 18, 2005, and filed August24, 2005 (Commission file number 1-4389)).*

10.41.1

Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera, its Applied Biosystems Group, its Celera Genomics Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).

10.41.2

Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera, its Applied Biosystems Group, its Celera Genomics Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file no. 1-4389)).

10.42.1

Celera Genomics/Applied Biosystems Marketing and Distribution Agreement dated as of February 27, 2003, and effective as of April 1, 2002, among Applera, its Applied Biosystems group, and its Celera Genomics group (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission file no. 1-4389)).

10.42.2

Amended and Restated Celera Genomics/Applied Biosystems Marketing and Distribution Agreement dated as of June 22, 2004 among Applera, its Applied Biosystems group, and its Celera Genomics group (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file no. 1-4389)).

10.42.3

Amendment, dated as of February 4, 2005, to Celera Genomics/Applied Biosystems Marketing and Distribution Agreement among Applera, its Applied Biosystems group, and its Celera Genomics group (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (Commission file no. 1-4389)).

11

Computation of Net Income (Loss) per Share for the three years ended June 30, 2005 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 2005).

13	Annual Report to Stockholders for the fiscal year ended June 30, 2005 (to the extent incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony L. White	September 8, 2005

Tony L. White Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Winger	September 8, 2005

Dennis L. Winger Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ugo D. DeBlasi	September 8, 2005

Ugo D. DeBlasi Vice President and Controller (Principal Accounting Officer)

Back to Contents

/s/ Richard H. Ayers	September 8, 2005

Richard H. Ayers Director

/s/ Jean-Luc Bélingard	September 8, 2005

Jean-Luc Bélingard Director

/s/ Robert H. Hayes	September 8, 2005

Robert H. Hayes Director

/s/ Arnold J. Levine	September 8, 2005

Arnold J. Levine Director

/s/ William H. Longfield	September 8, 2005

William H. Longfield Director

/s/ Theodore E. Martin	September 8, 2005

Theodore E. Martin Director

/s/ Carolyn W. Slayman	September 8, 2005

Carolyn W. Slayman Director

/s/ Orin R. Smith	September 8, 2005

Orin R. Smith Director

/s/ James R. Tobin	September 8, 2005

James R. Tobin Director

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Applera Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated August 31, 2005 appearing in the 2005 Annual Report to Stockholders of Applera Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Stamford, Connecticut
August 31,  2005

Back to Contents

APPLERA CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Amounts in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at June 30, 2002	$10,950
Charged to income in fiscal year 2003	4,288
Deductions from reserve in fiscal year 2003	(4,731)

Balance at June 30, 2003	10,507
Charged to income in fiscal year 2004	2,866
Deductions from reserve in fiscal year 2004	(4,425)

Balance at June 30, 2004 (1)	8,948
Charged to income in fiscal year 2005	130
Deductions from reserve in fiscal year 2005	(2,053)

Balance at June 30, 2005 (1)	$7,025

(1)	Deducted in the Consolidated Statements of Financial Position from accounts receivable.

SCHEDULE II

Back to Contents

EXHIBIT INDEX

Exhibit Number

10.2.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan.

10.2.3	Form of Incentive Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan.

10.2.4	Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan.

10.4.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan.

10.5.2	Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1998 Stock Incentive Plan.

10.7.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

10.7.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

10.7.4	Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan.

10.7.5	Form of Employee Stock Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

10.7.6	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

10.7.7	Forms of Performance Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

10.7.8	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan.

10.8.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.8.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.8.4	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.9.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

10.9.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

10.9.4	Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan.

Back to Contents

10.9.5	Form of Employee Stock Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

10.9.6	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

10.9.7	Form of Scientific Advisory Board Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan.

10.9.8	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics 1999 Stock Incentive Plan.

10.10.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.10.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.10.4	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.14.2	Forms of Performance Unit Agreements for executive officers pursuant to the Applera Corporation Performance Unit Bonus Plan.

10.25	Form of notice to executive officers and other employees regarding June 2, 2005, acceleration of performance unit bonus plan stock option vesting, including notice regarding restrictions imposed on their accelerated options.

10.35	Employment Agreement dated as of September 2, 2003, between Applera Corporation and Catherine M. Burzik.

10.36	Letter agreement dated July 25, 2003, between Applera Corporation and Catherine M. Burzik.

10.37	Employment Agreement dated as of September 5, 2000, between Applera Corporation and Barbara J. Kerr.

10.38	Employment Agreement dated as of December 2, 1996, between Applera Corporation and Ugo D. DeBlasi.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2005 (to the extent incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.