Form 10-Q
period 2005-09-30
APPLERA CORP
filed 2005-11-09
CIK 77551

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-4389

APPLERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1534213
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Merritt 7, Norwalk, Connecticut	06851-1070
(Address of Principal Executive Offices)	(Zip Code)

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

Yes      No

As of the close of business on November 3, 2005, there were 187,915,253 shares of Applera Corporation-Applied Biosystems Group Common Stock and 74,778,586 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

Click here to Cover

APPLERA CORPORATION

Back to Index

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,

	2004	2005

Products	$318,883	$338,529
Services	46,535	52,267
Other	41,743	31,432

Total Net Revenues	407,161	422,228

Products	160,376	168,488
Services	21,881	23,989
Other	4,969	3,634

Total Cost of Sales	187,226	196,111

Gross Margin	219,935	226,117
Selling, general and administrative	123,570	131,865
Research, development and engineering	81,136	69,730
Amortization of intangible assets	725	725
Employee-related charges, asset impairments and other	10,219	871
Asset dispositions and legal settlements	(8,500)	23,509

Operating Income (Loss)	12,785	(583)
Gain on investments, net		4,503
Interest expense	(27)	(87)
Interest income	5,264	9,757
Other income (expense), net	2,133	1,707

Income before Income Taxes	20,155	15,297
Provision (benefit) for income taxes	4,062	(9,882)

Net Income	$16,093	$25,179

Applied Biosystems Group (see Note 3)
Net Income per Share
Basic	$0.19	$0.21
Diluted	$0.18	$0.21
Dividends Declared per Share	$0.0425	$0.0425
Celera Genomics Group (see Note 3)
Net Loss per Share
Basic and diluted	$(0.28)	$(0.23)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(unaudited)
(Dollar amounts in thousands)

	At June 30, 2005	At September 30, 2005

Assets
Current assets
Cash and cash equivalents	$779,401	$623,211
Short-term investments	645,084	629,880
Accounts receivable, net	383,938	329,870
Inventories, net	126,541	140,514
Prepaid expenses and other current assets	152,645	164,879

Total current assets	2,087,609	1,888,354
Property, plant and equipment, net	438,398	434,712
Other long-term assets	638,178	632,508

Total Assets	$3,164,185	$2,955,574

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$174,022	$158,312
Accrued salaries and wages	91,188	48,559
Accrued taxes on income	77,327	49,460
Other accrued expenses	250,134	265,826

Total current liabilities	592,671	522,157
Other long-term liabilities	227,431	235,218

Total Liabilities	820,102	757,375

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,130	2,130
Applera Corporation–Celera Genomics Group	743	747
Capital in excess of par value	2,132,364	2,139,227
Retained earnings	558,065	568,719
Accumulated other comprehensive loss	(41,787)	(41,837)
Treasury stock, at cost	(307,432)	(470,787)

Total Stockholders’ Equity	2,344,083	2,198,199

Total Liabilities and Stockholders’ Equity	$3,164,185	$2,955,574

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Three months ended September 30,

	2004	2005

Operating Activities of Continuing Operations
Net income	$16,093	$25,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,871	20,978
Asset impairments	1,976	1,090
Employee-related charges and other	5,373	(219)
Share-based compensation programs	1,089	1,651
Sale of assets and legal settlements, net		19,906
Deferred income taxes	(2,290)	(920)
Changes in operating assets and liabilities:
Accounts receivable	56,410	52,415
Inventories	(8,156)	(13,070)
Prepaid expenses and other assets	(11,657)	3,795
Accounts payable and other liabilities	(81,836)	(104,286)

Net Cash Provided by Operating Activities of Continuing Operations	2,873	6,519

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(10,216)	(14,327)
Proceeds from maturities of available-for-sale investments	716,602	55,278
Proceeds from sales of available-for-sale investments	293,433	103,360
Purchases of available-for-sale investments	(902,587)	(144,254)
Proceeds from the sale of assets, net		4,503

Net Cash Provided by Investing Activities of Continuing Operations	97,232	4,560

Net Cash Provided (Used) by Operating Activities of Discontinued Operations	533	(50)

Financing Activities
Principal payments on debt	(6,000)
Dividends	(8,322)
Purchases of common stock for treasury		(201,236)
Proceeds from stock issued for stock plans and other	5,211	36,289

Net Cash Used by Financing Activities	(9,111)	(164,947)

Effect of Exchange Rate Changes on Cash	4,314	(2,272)

Net Change in Cash and Cash Equivalents	95,841	(156,190)
Cash and Cash Equivalents Beginning of Period	507,870	779,401

Cash and Cash Equivalents End of Period	$603,711	$623,211

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

During the third quarter of fiscal 2005, we reclassified costs supporting our patent related activities from R&D expenses to SG&A expenses.  This reclassification had no impact on net income or earnings per share.  The reclassified amount for the first quarter of fiscal 2005 was approximately $6 million.

Commencing in the third quarter of fiscal 2005, we began classifying all of our investments in auction rate securities as short-term investments.  Prior to fiscal 2005, some of these securities were included in cash and cash equivalents.  Short-term investments included approximately $46 million of auction rate securities at September 30, 2004.  This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

We consistently applied the accounting policies described in our 2005 Annual Report to Stockholders in preparing these unaudited interim financial statements.  In addition, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (revised 2004)” in July 2005, as discussed in Note 4.  We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods.  These adjustments are of a normal recurring nature.  We condensed or omitted from these interim financial statements several notes and other information included in our 2005 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2005 Annual Report to Stockholders.

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated.

	Three months ended September 30,

(Dollar amounts in millions)	2004	2005

Severance and benefit costs	$(8.5)	$—
Excess lease space	(1.5)
Asset impairments	(0.2)	(1.1)
Reduction of expected costs		0.2

Total employee-related charges, asset impairments and other	$(10.2)	$(0.9)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$(1.7)	$—
Asset dispositions and legal settlements	8.5	(23.5)
Investment gains		4.5
Resolution of outstanding foreign tax matters		13.5

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Employee-Related Charges, Asset Impairments and Other

Applied Biosystems group
Fiscal 2005
In the first quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax charge of $7.4 million in employee-related charges, asset impairments and other for severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.  The positions eliminated were primarily in the areas of research, manufacturing, sales and administration.

As of June 30, 2005, all of the affected employees had been terminated and substantially all cash payments related to the terminations had been made.  The cash expenditures were funded by cash provided by operating activities.

Fiscal 2006
In the first quarter of fiscal 2006, the Applied Biosystems group recorded a pre-tax benefit of $0.2 million for a reduction in anticipated employee-related costs associated with a severance and benefit charge recorded in fiscal 2005.

In the fourth quarter of fiscal 2005, the Applied Biosystems group decided to pursue the sale of its San Jose, California facility and recorded a pre-tax impairment charge of $1.7 million related to that decision.  In the first quarter of fiscal 2006, the Applied Biosystems group recorded an additional $1.1 million pre-tax impairment charge to write-down the carrying amount of the facility to its current estimated market value less estimated selling costs.  Refer to Note 7 for additional information.

Other
During the first quarter of fiscal 2006, the Applied Biosystems group made cash payments of $7.7 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006.  The following table summarizes the remaining cash payments by event and the expected payment dates as of September 30, 2005.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.5	Fiscal 2006 – Fiscal 2007
Fiscal 2005 employee-related charge	3.5	2nd and 3rd Quarters of Fiscal 2006
Fiscal 2005 excess lease space and other charges	3.0	Fiscal 2006 – Fiscal 2011

	$7.0

Celera Genomics group
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations of Paracel, Inc., a business we acquired in fiscal 2000.  Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services, and government markets.  Since the focus of the Celera Genomics group had shifted to therapeutic discovery and development, Paracel was no longer deemed strategic to the overall business.  The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments.  The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory. The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual initially recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write off related fixed assets.

As of March 31, 2005, the majority of the affected Paracel employees had been terminated. Substantially all cash payments related to these terminations were made as of June 30, 2005.  During the first quarter of fiscal 2006, we made cash payments of $0.9 million related to the excess lease space charge. The cash expenditures were funded by available

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

cash.  The remaining cash expenditures, of approximately $4.3 million related to excess lease space, are expected to be disbursed by fiscal 2011.

Other
In the fourth quarter of fiscal 2005, the Celera Genomics group recorded a pre-tax charge of $3.4 million related to discontinuation of the Online/Information Business, an information products and service business.  This charge consisted of $1.8 million for severance and benefit costs and $1.6 million for asset impairments, primarily related to information-technology leases.  During the first quarter of fiscal 2006, the Celera Genomics group made cash payments of $1.4 million for severance and employee benefits and $1.4 million primarily for information technology leases related to this charge.  The cash expenditures were funded by available cash.  As of September 30, 2005, all affected employees had been terminated.  The remaining cash expenditures related to this action of approximately $0.4 million are expected to be disbursed by the end of December 2005.

Other Events Impacting Comparability

Asset dispositions and legal settlements
The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to an outstanding litigation matter and arbitration settlement.  We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group, $0.5 million at the Celera Genomics group, and $0.2 million at Celera Diagnostics.  The charge includes an estimate of the liability that will be incurred by us to resolve the litigation matter and the arbitration settlement described below.

With regard to the arbitration matter, on November 1, 2005, an arbitrator issued his decision in a proceeding filed by Amersham Biosciences, now GE Healthcare.  The matter involved the interpretation of a license agreement relating to DNA sequencing reagents and kits.  Amersham had alleged, among other things, that the Applied Biosystems group had underpaid royalties under the license agreement.  The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs in an amount to be determined.  As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim and a breach of contract claim.

Investments
The Celera Genomics group recorded a pre-tax gain of $4.5 million in the condensed consolidated statements of operations in gain on investments, net in the first quarter of fiscal 2006 from the sale of a non-strategic minority equity investment.

Resolution of outstanding foreign tax matters
During the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 3 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2004	2005	2004	2005

Net income (loss)	$37.1	$43.1	$(20.3)	$(16.7)
Allocated intercompany sales of assets	(0.1)
Allocated interperiod taxes	(0.6)	(1.2)

Total net income (loss) allocated	36.4	41.9	(20.3)	(16.7)
Less dividends declared on common stock	8.3	8.3

Undistributed earnings (loss)	$28.1	$33.6	$(20.3)	$(16.7)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.15	0.17	(0.28)	(0.23)

Total basic earnings (loss) per share	$0.19	$0.21	$(0.28)	$(0.23)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.14	0.17	(0.28)	(0.23)

Total diluted earnings (loss) per share	$0.18	$0.21	$(0.28)	$(0.23)

Weighted average number of common shares
Basic	195.5	195.5	73.0	74.4
Common stock equivalents	2.8	2.4

Diluted	198.3	197.9	73.0	74.4

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

(Shares in millions)	2004	2005

Applera Corporation-Applied Biosystems Group Common Stock	26.7	15.0
Applera-Celera Genomics stock	12.5	11.2

Note 4 – Share-Based Compensation

SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  We adopted SFAS No. 123R using the modified prospective method of transition.  This method required us to apply the provisions of SFAS No. 123R to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We sponsor stock option plans, employee stock purchase plans, and restricted stock plans.  At September 30, 2005, 45.6 million shares of Applera-Applied Biosystems stock and 20.2 million shares of Applera-Celera Genomics stock were authorized for grants of our share-based plans.  The following is a brief description of our share-based plans.  For additional information on our share-based plans, refer to Note 6 to our consolidated financial statements included in our 2005 Annual Report to Stockholders.

•
Stock Incentive Plans - Under our stock option plans, we grant stock options to employees that allow them to purchase shares in both classes of our common stock.  In addition, members of our board of directors receive stock options for their service on our board.  We generally issue options at their fair market value at the date of grant and most options vest in equal annual installments over a four-year service period and expire ten years from the grant date.

•
Employee Stock Purchase Plans (“ESPP”) – Our ESPP offer U.S. and some non-U.S. employees the right to purchase shares of Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) and/or Applera-Celera Genomics stock.  Employees are eligible to participate through payroll deductions of up to 10% of their eligible compensation.  In the U.S., shares are purchased at 85% of the lower of the average market price at the beginning or the end of each three-month offering period.  Outside of the U.S., the terms and conditions vary in some countries primarily based on local legal and tax considerations.

•
Restricted Stock Plans – As part of our stock incentive plans, employees and non-employee directors have been granted shares of restricted stock in both classes of our common stock that vest when various continuous employment/service restrictions and/or specified performance goals are achieved.

We recognize share-based compensation costs on a straight-line basis over the requisite service period for the entire grant.  For the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.5 million ($1.0 million net of tax) in our condensed consolidated statements of operations for compensation costs related to our share-based plans.  This amount includes a pre-tax charge of $0.7 million for our restricted stock plans, which would have been recorded as compensation expense under Accounting Principles Board Opinion No. (“APB Opinion No.”) 25, “Accounting for Stock Issued to Employees”.  Cash received from option exercises under these plans was $36.3 million and the total intrinsic value of options exercised was $6.7 million in the first quarter of fiscal 2006.  In connection with these exercises, we realized a tax benefit of $2.2 million in the first quarter of fiscal 2006.

We settle employee stock option exercises primarily with treasury shares, if available.  As of September 30, 2005, we had 22.2 million treasury shares of Applera-Applied Biosystems stock.  Our board of directors has adopted standing resolutions which authorize repurchases of Applera-Applied Biosystems stock and Applera-Celera Genomics stock from time to time to replenish shares issued under our various share-based plans.

The following table summarizes option activity under our stock options plans during the first quarter of fiscal 2006:

	Applera-Applied Biosystems Stock

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	35,348,668	$30.91
Options granted	193,350	20.62
Options exercised	(1,689,595)	18.43
Options cancelled	(1,562,213)	44.67

Outstanding at September 30, 2005	32,290,210	30.98	6.15	$382.4 million
Exercisable at September 30, 2005	31,730,552	$31.19	6.11	372.0 million

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

	Applera-Celera Genomics Stock

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	10,412,800	$19.02
Options granted	26,900	11.20
Options exercised	(385,786)	9.50
Options cancelled	(306,838)	37.48

Outstanding at September 30, 2005	9,747,076	18.83	6.16	$64.0 million
Exercisable at September 30, 2005	9,702,101	$18.85	6.14	63.6 million

The following table summarizes nonvested award activity under our restricted stock plans during the first quarter of fiscal 2006:

	Applera-Applied Biosystems Stock		Applera-Celera Genomics Stock

	Number of Awards	Weighted-Average Grant-Date Fair Value	Number of Awards	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2005	197,748	$21.10	56,334	$10.32
Vested	69,166	21.26	29,306	10.19

Nonvested at September 30, 2005	128,582	$21.02	27,028	$10.46

As of September 30, 2005, we have $2.4 million of total unrecognized compensation costs related to nonvested awards that are expected to be recognized over a weighted average period of one year.

Pro Forma Disclosures – Prior to Adoption of SFAS No. 123R

Prior to fiscal 2006, we applied the provisions of APB Opinion No. 25 in accounting for our share-based plans.  Under APB Opinion No. 25, we did not record any compensation cost related to stock options since, generally, the exercise price of stock options granted to employees equaled the fair market value of our stock prices at the date of grant.  We also did not record any compensation expense related to our ESPP since the provisions of these plans were deemed non-compensatory under APB Opinion No. 25.  However, for restricted stock, the intrinsic value as of the grant date was amortized to compensation expense over their vesting period.  During the first quarter of fiscal 2005, we recorded a pre-tax charge of approximately $1.0 million ($0.7 million net of tax) for restricted stock under ABP Opinion No. 25. The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share for the first quarter of fiscal 2005 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS No. 123, Accounting for Share-Based Compensation.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The earnings (loss) per share and pro forma effects on results for the three months ended September 30, 2004, are presented below:

(Dollar amounts in millions)		Applera Corporation	Applied Biosystems Group	Celera Genomics Group

Net income (loss), as reported		$16.1	$36.4	$(20.3)
Add:	Share-based employee compensation expense included in reported net income, net of tax	0.7	0.4	0.3
Deduct:	Share-based employee compensation expense determined under fair value based method, net of tax	19.2	15.6	3.6

Pro forma net income (loss)		$(2.4)	$21.2	$(23.6)

Earnings (loss) per share
	Basic - as reported		$0.19	$(0.28)
	Basic - pro forma		$0.11	$(0.32)
	Diluted - as reported		$0.18	$(0.28)
	Diluted – pro forma		$0.11	$(0.32)

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,

	2004	2005

Applied Biosystems Group
Dividend yield	0.9%	0.9%
Risk-free interest rate	3.5%	3.9%
Expected option life in years	5	4
Volatility	70%	26%
Weighted-average fair value per option granted	$11.10	$5.15

Celera Genomics Group
Risk-free interest rate	3.5%	3.9%
Expected option life in years	4	5
Volatility	60%	36%
Weighted-average fair value per option granted	$5.25	$4.28

Prior to fiscal 2006, we determined the expected term of our options primarily based on the average life of our options for both the Applera-Applied Biosystems stock and the Applera-Celera Genomics stock.  With the adoption of SFAS No. 123R in fiscal 2006, we determined the expected term of our options based on historical exercise patterns, which factored in the historical weighted average holding period from grant date to settlement date and from vest date to exercise date.  We used the historical exercise patterns to project future settlement of outstanding options.  As a result, the expected option life for Applera-Applied Biosystems stock decreased from five to four years and increased from four to five years for Applera-Celera Genomics stock.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Prior to fiscal 2006, we determined expected volatility based on historical volatilities of our two classes of common stock over the expected term.  With the adoption of SFAS No. 123R, we continue to determine expected volatility based on historical volatilities, but have incorporated some adjustments, as noted below, related to the Celera Genomics group.  In addition, under SFAS No. 123R, we began using a mean reversion analysis, which we believe provides a better estimate of current and future volatility rate expectations for our classes of stock.  The volatility rate for Applera-Applied Biosystems stock decreased from the prior year quarter primarily as a result of the decline in the expected option life as discussed in the preceding paragraph.  We believe that the methodology used to determine the historical volatility for Applera-Celera Genomics stock under APB Opinion No. 25, which included the impact of the sequencing and publication of the human genome by the Celera Genomics group, resulted in extraordinary volatility in the Celera Genomics group’s stock price.  As such, with the adoption of SFAS No. 123R, we excluded this unusually volatile period from our mean-reversion analysis.

Note 5 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries.  Comprehensive gain (loss) was as follows:

	Three months ended September 30,

(Dollar amounts in millions)	2004	2005

Net income	$16.1	$25.2
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	0.2	(0.5)
Net unrealized gains (losses) on hedge contracts	(2.7)	1.6
Net unrealized losses on hedge contracts reclassified into earnings	2.0	2.1
Foreign currency translation adjustments	5.2	(3.3)

Total other comprehensive gain (loss)	4.7	(0.1)

Total comprehensive gain	$20.8	$25.1

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2005	September 30, 2005

Raw materials and supplies	$45.9	$53.4
Work-in-process	5.3	3.9
Finished products	75.3	83.2

Total inventories, net	$126.5	$140.5

Note 7 – Assets Held for Sale

In connection with the reduction and rebalancing of the Applied Biosystems group’s workforce during the fourth quarter of fiscal 2005, the Applied Biosystems group decided to pursue the sale of its San Jose, California facility.  As a result of this decision, we reclassified $7.0 million of property, plant and equipment into assets held for sale within prepaid expenses and other current assets at June 30, 2005, and recorded a $1.7 million pre-tax charge that represented the write-down of the carrying amount of the facility to its estimated market value less estimated selling costs.  As discussed in Note 2, the Applied Biosystems group recorded an additional $1.1 million pre-tax impairment charge during the first quarter of fiscal 2006.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The sale of this facility is expected to occur by June 30, 2006.  At September 30, 2005, we had $5.5 million of assets held for sale within prepaid expenses and other current assets.

Note 8 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

	June 30, 2005		September 30, 2005

(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$25.5	$20.7	$29.9	$21.2
Acquired technology	60.5	42.7	60.9	44.5
Favorable operating leases	11.6	10.5	11.6	11.2

Total	$97.6	$73.9	$102.4	$76.9

Aggregate amortization expense was as follows:

	Three months ended September 30,

(Dollar amounts in millions)	2004	2005

Applied Biosystems group	$1.8	$1.7
Celera Genomics group	0.7	0.7
Celera Diagnostics	0.5	0.6

Consolidated	$3.0	$3.0

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales.  The Celera Genomics group records amortization expense in amortization of intangible assets, and Celera Diagnostics records amortization expense in cost of sales.

At September 30, 2005, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table.  Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

Remainder of fiscal 2006	$5.9	$0.4	$1.7	$8.0
2007	6.2		2.1	8.3
2008	3.5		0.5	4.0
2009	2.5		0.1	2.6
2010	2.1		0.1	2.2

The carrying amount of goodwill at June 30, 2005, and September 30, 2005, was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activities for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2004	2005

Tax benefit related to employee stock options	$0.7	$0.6
Issuances of restricted stock	$0.4	$—

Note 10 – Guarantees

Leases
The Applied Biosystems group provides lease-financing options to its customers through third party financing companies.  For some leases, the financing companies have recourse to us for any unpaid principal balance upon default by the customer.  The leases typically have terms of two to three years and are secured by the underlying instrument.  In the event of default by a customer, we would repossess the underlying instrument.  We record revenues from these transactions upon the completion of installation/acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions.  At September 30, 2005, the financing companies’ outstanding balance of lease receivables with recourse to us was $9.2 million.  We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of pension benefits for divested business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary.  However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law.  The guaranteed payment obligation, which approximated $54 million at September 30, 2005, is not expected to have a material adverse effect on our consolidated statement of financial position.

Indemnifications
In the normal course of business, we enter into some agreements under which we indemnify third parties for intellectual property infringement claims or claims arising from breaches of representations or warranties.  In addition, from time to time, we provide indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims.  In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited.  It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement.  Historically, payments made related to these indemnifications have not been material to our consolidated financial position.

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table provides an analysis of the warranty reserve for the three months ended September 30:

(Dollar amount in millions)	2004	2005

Balance at June 30	$15.9	$14.0
Accruals for warranties	4.5	5.0
Usage of reserve	(6.5)	(5.5)

Balance at September 30	$13.9	$13.5

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three months ended September 30 were as follows:

	Three months ended September 30,

(Dollar amounts in millions)	2004	2005

Pension
Service cost	$0.6	$0.7
Interest cost	9.5	8.9
Expected return on plan assets	(10.5)	(9.5)
Amortization of losses	0.9	1.9

Net periodic expense	$0.5	$2.0

Postretirement Benefit
Service cost	$0.1	$0.1
Interest cost	1.0	0.8
Amortization of gains	(0.1)

Net periodic expense	$1.0	$0.9

We expect to contribute $0.9 million to our foreign pension plans for the fiscal year ended June 30, 2006.  Through September 30, 2005, we have not made any contributions to the pension plans.  We made benefit payments of approximately $1.9 million during the three months ended September 30, 2005, and we expect to make approximately $4.0 million of additional benefit payments during the remainder of fiscal 2006 under the postretirement plan.

Note 12 – Contingencies

Supply Arrangement
On October 8, 2005, Delphi Medical Systems Texas Corporation, a supplier of some instruments and parts for the Applied Biosystems group (“Delphi Medical Systems”), and its parent Delphi Corporation, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code.  As of September 30, 2005, the Applied Biosystems group had an accounts receivable balance of approximately $7.3 million and an accounts payable balance of approximately $3.0 million with Delphi Medical Systems.  At the present time, no assessment can be made as to if and when or how much of the balance due from Delphi Medical Systems may be paid, how much of the amount owed to Delphi Medical Systems may be offset against the amounts payable by Delphi Medical Systems, or the effect of the Chapter 11 filing on the supply contracts in effect between the companies.

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

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents.  In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct.  MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief.  These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005.  As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ‘195, ‘202, ‘188 and ‘493 patents was held to be willful.  As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. The Court also awarded, on August 26, 2005, prejudgment interest of approximately $1 million.  Additionally, on August 30, 2005, the Court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610. Both parties have filed notices of appeals of some of the rulings in the case, including the damages award and the order enjoining MJ Research.

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

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003.  They filed an amended complaint against us on August 12, 2003.  The amended complaint alleges that we are infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.”  The allegedly infringing products are cystic fibrosis reagent kits, TaqMan® genotyping and gene expression assay products for non-coding regions, TaqMan genotyping and gene expression assay services for non-coding regions, AmpFLSTR® kits, the SNPlex™ Genotyping System, the SNPbroswer™ tool, and the Celera Discovery System™ (“CDS”).  The complaint also alleges that haplotyping analysis performed by our businesses infringes the patents identified above.  Genetic Technologies Limited is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

Promega Corporation filed an action against us and some of our affiliates and Roche Molecular Systems, Inc. and Hoffmann-La Roche, Inc. in the U.S. District Court for the Eastern District of Virginia on April 10, 2000.  The complaint asserted violations of the federal False Claims Act. The complaint alleged that we and Hoffmann-La Roche overcharged the U.S. government for thermal cyclers and PCR reagents.  The overcharges were alleged to be the result of a licensing program based in part on U.S. Patent No. 4,889,818.  Promega asserted that U.S. Patent No. 4,889,818 was obtained fraudulently and that the licensing program run by us and Hoffmann-La Roche was the cause of the alleged overcharging.  Promega was seeking monetary damages.  Promega claimed to be suing in the name of the U.S. government although the government declined to participate in the suit.  On June 29, 2004, the court granted our motion to dismiss for failure to state a claim upon which relief could be granted, but gave Promega the right to file an amended complaint.  Promega filed an amended complaint on July 13, 2004, and we filed another motion to dismiss on August 6, 2004.  The court granted our second motion and dismissed the case with prejudice on August 20, 2004.  Promega had filed an appeal with the U.S. Court of Appeals for the Fourth Circuit. However, this litigation was terminated on September 26, 2005, when Promega withdrew its appeal and the parties granted each other a mutual release of claims.

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

Other than for items deemed not material, we have not accrued for any potential losses in the legal proceedings described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these proceedings.  However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of the proceedings described above or in our other legal actions.  An adverse determination in some of our current legal actions, particularly the proceedings described above, could have a material adverse effect on us and our consolidated financial statements.

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

See Note 14 to our consolidated financial statements included in our 2005 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table summarizes revenues earned between segments:

	Three months ended September 30,

(Dollar amounts in millions)	2004	2005

Applied Biosystems Group
Sales to the Celera Genomics group (a)	$0.6	$0.6
Sales to Celera Diagnostics (a)	0.7	0.9

Celera Genomics Group
Royalties from the Applied Biosystems group (b)	$0.6	$0.9

(a)     The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group and Celera Diagnostics.

(b)     The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System TM (“CDS”) and some other genomic and biological information under a marketing and distribution agreement.

The following table summarizes additional related party transactions between segments:

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005

Applied Biosystems Group
Nonreimbursable utilization of tax benefits (a)	$10.6	$8.5
Payments for reimbursable utilization of tax benefits (b)	4.3	4.1
Funding of Celera Diagnostics (c)	1.4	4.5

Celera Genomics Group
Funding of Celera Diagnostics (d)	$8.8	$10.3

(a)     The Applied Biosystems group received, without reimbursement, some of the tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

(b)      The Applied Biosystems group paid the Celera Genomics group for the use of existing tax benefits acquired by the Celera Genomics group in business combinations and other tax benefits, including those associated with Celera Diagnostics, in accordance with our tax allocation policy.

(c)     The Applied Biosystems group recorded its share of capital expenditures and working capital funding for Celera Diagnostics.

(d)     The Celera Genomics group recorded the funding of cash operating losses and its share of capital expenditures and working capital for Celera Diagnostics.

For the three month periods ended September 30, 2004 and 2005, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses on Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$335,808	$653	$2,068	$—	$338,529
Services	51,443	495	329		52,267
Other	26,724		4,708		31,432

Net revenues from external customers	413,975	1,148	7,105	—	422,228
Intersegment revenues	1,490	956		(2,446)

Total Net Revenues	415,465	2,104	7,105	(2,446)	422,228

Products	167,363		2,772	(1,647)	168,488
Services	23,477	664		(152)	23,989
Other	2,719		915		3,634

Cost of Sales	193,559	664	3,687	(1,799)	196,111

Gross Margin	221,906	1,440	3,418	(647)	226,117
Selling, general and administrative	112,212	5,307	2,632	11,714	131,865
Corporate allocated expenses	9,771	1,293	650	(11,714)
Research, development and engineering	40,871	21,850	7,702	(693)	69,730
Amortization of intangible assets		725			725
Employee-related charges, asset impairments and other	871				871
Asset dispositions and legal settlements	22,834	490	185		23,509

Operating Income (Loss)	35,347	(28,225)	(7,751)	46	(583)
Gain on investments, net		4,503			4,503
Interest income, net	4,422	5,248			9,670
Other income (expense), net	1,665	42			1,707
Loss from joint venture		(7,751)		7,751

Income (Loss) before Income Taxes	41,434	(26,183)	(7,751)	7,797	15,297
Benefit for income taxes	(1,690)	(9,435)		1,243	(9,882)

Net Income (Loss)	$43,124	$(16,748)	$(7,751)	$6,554	$25,179

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at September 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$575,807	$47,404	$—	$—	$623,211
Short-term investments	41,883	587,997			629,880
Accounts receivable, net	323,987	1,759	6,155	(2,031)	329,870
Inventories, net	130,659	344	9,511		140,514
Prepaid expenses and other current assets	149,210	6,463	14,079	(4,873)	164,879

Total current assets	1,221,546	643,967	29,745	(6,904)	1,888,354
Property, plant and equipment, net	398,273	30,953	6,049	(563)	434,712
Other long-term assets	501,702	159,752	4,663	(33,609)	632,508

Total Assets	$2,121,521	$834,672	$40,457	$(41,076)	$2,955,574

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$154,453	$5,717	$4,336	$(6,194)	$158,312
Accrued salaries and wages	42,087	4,115	2,357		48,559
Accrued taxes on income	37,840	11,620			49,460
Other accrued expenses	258,727	7,157	1,070	(1,128)	265,826

Total current liabilities	493,107	28,609	7,763	(7,322)	522,157
Other long-term liabilities	229,212	5,949	57		235,218

Total Liabilities	722,319	34,558	7,820	(7,322)	757,375
Total Stockholders’ Equity	1,399,202	800,114	32,637	(33,754)	2,198,199

Total Liabilities and Stockholders’ Equity	$2,121,521	$834,672	$40,457	$(41,076)	$2,955,574

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the three Months Ended September 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$43,124	$(16,748)	$(7,751)	$6,554	$25,179
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	16,703	2,634	1,751	(110)	20,978
Asset impairments	1,090				1,090
Employee-related charges and other	(219)				(219)
Share-based compensation programs	1,332	319			1,651
Sale of assets and legal settlements, net	23,726	(4,013)	193		19,906
Deferred income taxes	(4,053)	2,030		1,103	(920)
Loss from joint venture		7,751		(7,751)
Nonreimbursable utilization of intergroup tax benefits	8,458	(8,458)
Changes in operating assets and liabilities:
Accounts receivable	52,519	(350)	(803)	1,049	52,415
Inventories	(12,588)	(9)	(473)		(13,070)
Prepaid expenses and other assets	5,961	942	(2,600)	(508)	3,795
Accounts payable and other liabilities	(85,523)	(14,024)	(4,320)	(419)	(104,286)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	50,530	(29,926)	(14,003)	(82)	6,519

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(12,808)	(846)	(824)	151	(14,327)
Proceeds from maturities of available-for-sale investments		55,278			55,278
Proceeds from sales of available-for-sale investments	10,548	92,812			103,360
Purchases of available-for-sale investments	(52,431)	(91,823)			(144,254)
Acquisitions and investments in joint venture and other, net	(4,510)	(10,317)		14,827
Proceeds from the sale of assets, net		4,572		(69)	4,503

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(59,201)	49,676	(824)	14,909	4,560

Net Cash Provided by Operating Activities of Discontinued Operations	(50)				(50)

Financing Activities
Net cash funding from groups			14,827	(14,827)
Purchases of common stock for treasury	(201,236)				(201,236)
Proceeds from stock issued for stock plans and other	31,800	4,489			36,289

Net Cash Provided (Used) by Financing Activities	(169,436)	4,489	14,827	(14,827)	(164,947)

Effect of Exchange Rate Changes on Cash	(2,272)				(2,272)

Net Change in Cash and Cash Equivalents	(180,429)	24,239	—	—	(156,190)
Cash and Cash Equivalents Beginning of Period	756,236	23,165			779,401

Cash and Cash Equivalents End of Period	$575,807	$47,404	$—	$—	$623,211

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$317,077	$721	$1,085	$—	$318,883
Services	45,543	542	450		46,535
Other	26,358	7,745	7,640		41,743

Net revenues from external customers	388,978	9,008	9,175	—	407,161
Intersegment revenues	1,335	638		(1,973)

Total Net Revenues	390,313	9,646	9,175	(1,973)	407,161

Products	157,631	2,154	1,010	(419)	160,376
Services	21,902	75		(96)	21,881
Other	3,195	381	2,067	(674)	4,969

Cost of sales	182,728	2,610	3,077	(1,189)	187,226

Gross Margin	207,585	7,036	6,098	(784)	219,935
Selling, general and administrative	104,652	4,756	2,289	11,873	123,570
Corporate allocated expenses	9,710	1,494	669	(11,873)
Research, development and engineering	45,751	23,633	12,432	(680)	81,136
Amortization of intangible assets		725			725
Employee-related charges, asset impairments and other	7,373	2,846			10,219
Asset dispositions and legal settlements	(8,500)				(8,500)

Operating Income (Loss)	48,599	(26,418)	(9,292)	(104)	12,785
Interest income, net	2,376	2,861			5,237
Other income (expense), net	582	1,551			2,133
Loss from joint venture		(9,292)		9,292

Income (Loss) before Income Taxes	51,557	(31,298)	(9,292)	9,188	20,155
Provision (benefit) for income taxes	14,457	(10,954)		559	4,062

Net Income (Loss)	$37,100	$(20,344)	$(9,292)	$8,629	$16,093

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at June 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$756,236	$23,165	$—	$—	$779,401
Short-term investments		645,084			645,084
Accounts receivable, net	378,159	1,409	5,352	(982)	383,938
Inventories, net	117,168	335	9,038		126,541
Prepaid expenses and other current assets	139,246	7,150	11,630	(5,381)	152,645

Total current assets	1,390,809	677,143	26,020	(6,363)	2,087,609
Property, plant and equipment, net	400,422	32,131	6,436	(591)	438,398
Other long-term assets	498,832	159,957	4,679	(25,290)	638,178

Total Assets	$2,290,063	$869,231	$37,135	$(32,244)	$3,164,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$167,060	$7,689	$5,302	$(6,029)	$174,022
Accrued salaries and wages	74,598	11,925	4,665		91,188
Accrued taxes on income	66,792	10,535			77,327
Other accrued expenses	238,242	11,098	1,528	(734)	250,134

Total current liabilities	546,692	41,247	11,495	(6,763)	592,671
Other long-term liabilities	220,461	6,891	79		227,431

Total Liabilities	767,153	48,138	11,574	(6,763)	820,102

Total Stockholders’ Equity	1,522,910	821,093	25,561	(25,481)	2,344,083

Total Liabilities and Stockholders’ Equity	$2,290,063	$869,231	$37,135	$(32,244)	$3,164,185

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$37,100	$(20,344)	$(9,292)	$8,629	$16,093
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	21,060	2,936	1,913	(38)	25,871
Asset impairments	66	1,910			1,976
Employee-related charges and other	2,735	2,638			5,373
Share-based compensation programs	722	367			1,089
Deferred income taxes	(6,049)	3,344		415	(2,290)
Loss from joint venture		9,292		(9,292)
Nonreimbursable utilization of intergroup tax benefits	10,566	(10,566)
Changes in operating assets and liabilities:
Accounts receivable	55,744	1,758	(1,024)	(68)	56,410
Inventories	(8,296)	(44)	184		(8,156)
Prepaid expenses and other assets	(6,959)	(377)	(2,260)	(2,061)	(11,657)
Accounts payable and other liabilities	(67,156)	(17,506)	553	2,273	(81,836)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	39,533	(26,592)	(9,926)	(142)	2,873

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(8,613)	(1,392)	(353)	142	(10,216)
Proceeds from maturities of available-for-sale investments		716,602			716,602
Proceeds from sales of available-for-sale investments	111,450	181,983			293,433
Purchases of available-for-sale investments	(62,825)	(839,762)			(902,587)
Acquisitions and investments in joint venture and other, net	(1,451)	(8,828)		10,279

Net Cash Provided (Used) by Investing Activities of Continuing Operations	38,561	48,603	(353)	10,421	97,232

Net Cash Provided by Operating Activities of Discontinued Operations	533				533

Financing Activities
Principal payments on debt		(6,000)			(6,000)
Dividends	(8,322)				(8,322)
Net cash funding from groups			10,279	(10,279)
Proceeds from stock issued for stock plans and other	3,886	1,325			5,211

Net Cash Provided (Used) by Financing Activities	(4,436)	(4,675)	10,279	(10,279)	(9,111)

Effect of Exchange Rate Changes on Cash	4,314				4,314

Net Change in Cash and Cash Equivalents	78,505	17,336	—	—	95,841
Cash and Cash Equivalents Beginning of Period	456,322	51,548			507,870

Cash and Cash Equivalents End of Period	$534,827	$68,884	$—	$—	$603,711

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results.  You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2005 Annual Report to Stockholders.  Historical results and percentage relationships are not necessarily indicative of operating results for future periods.  When used in this management discussion, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

We have reclassified some prior period amounts in the condensed consolidated financial statements and notes for comparative purposes.

During the third quarter of fiscal 2005, we reclassified costs supporting our patent related activities from R&D expenses to SG&A expenses.  This reclassification had no impact on net income or earnings per share.  The reclassified amount for the first quarter of fiscal 2005 was approximately $6 million.

Commencing in the third quarter of fiscal 2005, we began classifying all of our investments in auction rate securities as short-term investments.  Prior to fiscal 2005, some of these securities were included in cash and cash equivalents.  Short-term investments included approximately $46 million of auction rate securities at September 30, 2004.  This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

Overview
We are comprised of three business segments: the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics.

The Applied Biosystems group serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services.  Customers use these products and services to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries, develop new pharmaceuticals, and conduct standardized testing.  The Applied Biosystems group’s products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: forensic testing and human identification; biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and food and environmental testing.

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

Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Applied Biosystems group.  Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the Celera Genomics group.  There is no single security that represents the performance of Applera as a whole, nor is there a separate security traded for Celera Diagnostics.

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

More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our Annual Report on Form 10-K for fiscal 2005 filed with the Securities and Exchange Commission.

Our fiscal year ends on June 30.  The financial information for each segment is presented in Note 13 to our condensed consolidated financial statements, Segment and Consolidating Information.  Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our three segments.

Business Highlights:

Applied Biosystems Group

•
In August 2005, Macrogen Inc. and the Applied Biosystems group announced that Macrogen will provide gene expression analysis services using the Applied Biosystems Expression Array System to the National Institute of Toxicological Research (NITR) under the Korean Food and Drug Administration (KFDA).  NITR and its five selected research centers in Korea will test the efficacy of applying gene expression signatures identified by the Applied Biosystems Human Genome Survey Microarray and Expression Array System for developing predictive food and drug evaluation measurement systems.

•
Also in August 2005, the Applied Biosystems group and DuPont Qualicon, a DuPont Co. business, announced a strategic marketing and technology alliance to develop next-generation DNA detection tests and systems for food testing, targeted at food safety and quality assessment.

•
In September 2005, the Applied Biosystems group announced that the U.S. District Court for the District of Connecticut in New Haven, CT, had issued a permanent injunction against Bio-Rad Laboratories, Inc. and MJ Research, Inc., an affiliate of Bio-Rad.  The permanent injunction immediately prohibited Bio-Rad and MJ Research from making or selling infringing thermal cycler products in the U.S. capable of performing PCR (polymerase chain reaction) methods, including real-time PCR methods.  The injunction further prohibits Bio-Rad and MJ Research from servicing, repairing, advertising, instructing, or otherwise promoting the use of the infringing thermal cyclers for use with PCR.  The injunction also requires that the defendants provide written notice of the injunction to their employees and all other persons involved in any way with making, using, selling, offering for sale, advertising or promoting the infringing thermal cyclers.

•
In September 2005, the Applied Biosystems group announced the commercial release of its TaqMan® microRNA Assays for the detection and quantitation of mature human microRNA (miRNA) expression levels, a promising new area of genomic research.  MicroRNAs are a recently discovered class of small RNA molecules known to play a powerful regulatory role in cell differentiation, developmental biology, and diseases such as cancer.

•
Also in September 2005, the Applied Biosystems group settled its qui tam litigation with Promega Corporation.  This case, originally initiated by Promega against Hoffmann-La Roche, Inc. and Applera in the United States District Court for the Eastern District of Virginia in 2000, involved several allegations regarding our sale of thermal cyclers and reagents to the U.S. government and our patent licensing program.

•
In October 2005, the Applied Biosystems group signed a definitive agreement to make an equity investment in VisiGen Biotechnologies, Inc., a privately held company, and to enter into a scientific collaboration with VisiGen.  VisiGen is a next-generation sequencing technology company that is developing a promising single molecule solution for sequencing.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Celera Genomics Group
•
In August 2005, the Celera Genomics group announced that one of its antigen targets was selected for further investigation by Seattle Genetics, Inc. for therapeutic development pursuant to the collaboration agreement initiated last year.  Thirty-two cancer targets have thus far been identified and validated through the Celera Genomics group’s proteomics studies in pancreatic, colon, breast, and lung cancer specimens.

•	In September 2005, the Celera Genomics group advanced its cathepsin S inhibitor, CRA-028129, for the treatment of psoriasis into Phase I clinical testing in healthy volunteers.

Celera Diagnostics
•
Celera Diagnostics published novel findings linking genetic variations in four genes with an increased risk for myocardial infarction (MI), or heart attack, in the October 2005 edition of the American Journal of Human Genetics.  None of these gene variants has previously been associated with MI, and they could lead to the identification of new mechanisms for the causes of coronary heart disease.

•
In October 2005, Celera Diagnostics and its collaborators at Bristol Myers Squibb and Harvard University published an article in the journal Stroke describing a study of genetic variation in a family of proteins that have an anti-oxidant effect on low density cholesterol. The paper reported on a variant in the paraoxonase 1 gene that is associated with a 2.4-2.7 fold increase in risk for stroke that is independent of standard risk factors such as high blood pressure, diabetes and smoking.

•
Also in October 2005, Celera Diagnostics and Laboratory Corporation of America (“LabCorp”) entered into a license agreement to support LabCorp’s implementation of hormone responsiveness testing linked to breast cancer that will incorporate Celera Diagnostics’ technology.

Critical Accounting Estimates
There were no material changes in our critical accounting estimates during the first quarter of fiscal 2006, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (revised 2004)” in July 2005, as described below.  For further information on our critical accounting estimates, please refer to the discussion contained in the management’s discussion and analysis section of our 2005 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Share-Based Compensation
SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Please see Adoption of SFAS No. 123R below and Note 4 to our condensed consolidated financial statements for more information on SFAS No. 123R.

We have selected the Black-Scholes option pricing model to estimate the fair value of our option awards.  This model uses six assumptions to calculate an option’s fair value, the most subjective of which are the expected term and expected volatility assumptions.  These assumptions are derived through historical analysis and projections of future stock option exercises and stock price fluctuations and, therefore, involve considerable judgment.

The expected term assumption incorporates the contractual term of the option, historical employee exercise behavior, and post-vesting cancellation patterns.  Using historical data, we calculated various expected term estimates.  To incorporate the contractual term of the options, we assumed outstanding options at the period end date that had exercise prices that were in-the-money or were close to being in-the-money would be exercised using historical settlement patterns.  We assumed that all other outstanding options at the period end date would be outstanding during their remaining contractual life.  The expected term assumption used in the model is the mid-point in the range of these estimates.

Expected volatility is based on the mean reversion of the historical volatility of our stock prices over the options’ contractual life.  The mean reversion is the tendency for a financial variable, in this case, stock price volatility, to remain near, or return over time to a long-term average.  We use a mean reversion analysis because we believe it provides a better estimate of current and future volatility rate expectations for our classes of common stock as compared to unadjusted historical volatility.  In addition, we believe the sequencing and publication of the human genome resulted in extraordinary volatility in the Celera Genomics group’s stock price.  As such, we excluded this unusually volatile period from our mean reversion analysis for the Celera Genomics group.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

The following table provides the assumptions used to estimate the fair value of stock options as calculated under SFAS No. 123R in the first quarter of fiscal 2006 compared to the assumptions used under SFAS No. 123, Accounting for Share-Based Compensation, for the same quarter of fiscal 2005.

	SFAS No. 123	SFAS No. 123R

	First Quarter of Fiscal 2005	First Quarter of Fiscal 2006

Applied Biosystems Group
Dividend yield	0.9%	0.9%
Volatility	70%	26%
Risk-free interest rate	3.5%	3.9%
Expected option life in years	5	4

Celera Genomics Group
Volatility	60%	36%
Risk-free interest rate	3.5%	3.9%
Expected option life in years	4	5

Additionally, SFAS No. 123R requires that estimated forfeitures be considered in determining compensation cost.  As such, we estimate the number of options expected to eventually vest based on historical forfeiture data.

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

	Three months ended September 30,

(Dollar amounts in millions)	2004	2005

Severance and benefit costs	$(8.5)	$—
Excess lease space	(1.5)
Asset impairments	(0.2)	(1.1)
Reduction of expected costs		0.2

Total employee-related charges, asset impairments and other	$(10.2)	$(0.9)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$(1.7)	$—
Asset dispositions and legal settlements	8.5	(23.5)
Investment gains		4.5
Resolution of outstanding foreign tax matters		13.5

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Employee-Related Charges, Asset Impairments and Other

Applied Biosystems group
Fiscal 2006
In the first quarter of fiscal 2006, the Applied Biosystems group recorded a pre-tax benefit of $0.2 million for a reduction in anticipated employee-related costs associated with a severance and benefit charge recorded in fiscal 2005.

In the fourth quarter of fiscal 2005, the Applied Biosystems group decided to pursue the sale of its San Jose, California facility and recorded a pre-tax impairment charge of $1.7 million related to that decision.  In the first quarter of fiscal 2006, the Applied Biosystems group recorded an additional $1.1 million pre-tax impairment charge to write-down the carrying amount of the facility to its current estimated market value less estimated selling costs.  Please see Note 7 to our condensed consolidated financial statements for additional information.

Fiscal 2005
In the first quarter of fiscal 2005, the Applied Biosystems group recorded a pre-tax charge of $7.4 million in employee-related charges, asset impairments and other for severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.  The positions eliminated were primarily in the areas of research, manufacturing, sales and administration.  Following this action, the Applied Biosystems group has hired, and may continue to hire, additional appropriately-skilled employees to support future business needs.

As of June 30, 2005, all of the affected employees had been terminated and substantially all cash payments related to the terminations had been made.  The cash expenditures were funded by cash provided by operating activities.

Other
During the first quarter of fiscal 2006, the Applied Biosystems group made cash payments of $7.7 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006.  The following table summarizes the remaining cash payments by event and the expected payment dates as of September 30, 2005.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.5	Fiscal 2006 – Fiscal 2007
Fiscal 2005 employee-related charge	3.5	2nd and 3rd Quarters of Fiscal 2006
Fiscal 2005 excess lease space and other charges	3.0	Fiscal 2006 – Fiscal 2011

	$7.0

Celera Genomics group
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations of Paracel, Inc., a business we acquired in fiscal 2000.  Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services, and government markets.  Since the focus of the Celera Genomics group had shifted to therapeutic discovery and development, Paracel was no longer deemed strategic to the overall business.  The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments.  The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory.  The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual initially recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write off related fixed assets.

As of March 31, 2005, the majority of the affected Paracel employees had been terminated.  Substantially all cash payments related to these terminations were made as of June 30, 2005.  During the first quarter of fiscal 2006, we made cash payments of $0.9 million related to the excess lease space charge.  The cash expenditures were funded by available

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

cash.  The remaining cash expenditures, of approximately $4.3 million related to excess lease space, are expected to be disbursed by fiscal 2011.  Although the Celera Genomics group anticipates modest expenses related to the closure of the Paracel business and completion of remaining service obligations during fiscal 2006, these amounts are not expected to have a material impact on future operating results.

Other
In the fourth quarter of fiscal 2005, the Celera Genomics group recorded a pre-tax charge of $3.4 million related to discontinuation of the Online/Information Business, an information products and service business.  This charge consisted of $1.8 million for severance and benefit costs and $1.6 million for asset impairments, primarily related to information-technology leases.  During the first quarter of fiscal 2006, the Celera Genomics group made cash payments of $1.4 million for severance and employee benefits and $1.4 million primarily for information technology leases related to this charge.  The cash expenditures were funded by available cash.  As of September 30, 2005, all affected employees had been terminated.  The remaining cash expenditures related to this action of approximately $0.4 million are expected to be disbursed by the end of December 2005.

Other Events Impacting Comparability

Asset dispositions and legal settlements
The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to an outstanding litigation matter and arbitration settlement.  We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group, $0.5 million at the Celera Genomics group, and $0.2 million at Celera Diagnostics.  The charge includes an estimate of the liability that will be incurred by us to resolve the litigation matter and the arbitration settlement described below.

With regard to the arbitration matter, on November 1, 2005, an arbitrator issued his decision in a proceeding filed by Amersham Biosciences, now GE Healthcare.  The matter involved the interpretation of a license agreement relating to DNA sequencing reagents and kits.  Amersham had alleged, among other things, that the Applied Biosystems group had underpaid royalties under the license agreement.  The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs in an amount to be determined.  As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of a patent infringement claim and a breach of contract claim.

Investments
The Celera Genomics group recorded a pre-tax gain of $4.5 million in the condensed consolidated statements of operations in gain on investments, net in the first quarter of fiscal 2006 from the sale of a non-strategic minority equity investment.

Resolution of outstanding foreign tax matters
During the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan.

Adoption of SFAS No. 123R
As previously discussed in critical accounting estimates, we adopted SFAS No. 123R in July 2005.  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  We adopted SFAS No. 123R using the modified prospective method of transition.  This method requires us to apply the provisions of SFAS No. 123R to new awards and to any awards that were unvested as of our adoption date and does not require us to restate prior periods.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board Opinion No. (“APB Opinion No.”) 25, “Accounting for Stock Issued to Employees,” in accounting for our share-based compensation plans.  Under APB Opinion No. 25, we did not record any compensation cost related to stock options since the exercise price of stock options granted to employees equaled the fair market value of our stock prices at the date of grant.  We also did not record any compensation expense related to our employee stock purchase plans since the provisions of these plans were deemed non-compensatory under APB Opinion No. 25.  However, for restricted stock, the intrinsic value as of the grant date was amortized to compensation expense over their vesting period.

In the second half of fiscal 2005, our board of directors approved the accelerated vesting of substantially all unvested stock options.  Please refer to Note 1 to our consolidated financial statements in our 2005 Annual Report to Stockholders for more information on the acceleration.

For the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.5 million ($1.0 million net of tax) in our condensed consolidated statements of operations for compensation costs related to our share-based plans.  This amount includes $0.7 million for our restricted stock plans, which would have been recorded as compensation expense under APB Opinion No. 25.  As of September 30, 2005, $2.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of one year.

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

Net revenues	$407.2	$422.2	3.7%
Cost of sales	187.3	196.1	4.7%

Gross margin	219.9	226.1	2.8%
SG&A expenses	123.6	131.9	6.7%
R&D	81.1	69.7	(14.1)%
Amortization of intangible assets	0.7	0.7	—%
Employee-related charges, asset impairments and other	10.2	0.9	(91.2)%
Asset dispositions and legal settlements	(8.5)	23.5	(376.5)%

Operating income (loss)	12.8	(0.6)	(104.7)%
Gain on investments, net		4.5
Interest income, net	5.3	9.7	83.0%
Other income (expense), net	2.1	1.7	(19.0)%

Income before income taxes	20.2	15.3	(24.3)%
Provision (benefit) for income taxes	4.1	(9.9)	(341.5)%

Net income	$16.1	$25.2	56.5%

Percentage of net revenues:
Gross margin	54.0%	53.6%
SG&A expenses	30.4%	31.2%
R&D	19.9%	16.5%
Operating income (loss)	3.1%	(0.1)%
Effective income tax (benefit) rate	20%	(65)%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005

Charge included in income before income taxes	$(3.4)	$(19.9)
Benefit for income taxes	(1.3)	(18.5)

Net income increased in the first quarter of fiscal 2006 primarily due to higher net revenues and lower R&D expenses at the Applied Biosystems group, partially offset by higher SG&A expenses at the Applied Biosystems group and lower revenues at the Celera Genomics group.  The net effect of foreign currency on net income was insignificant during the first quarter of fiscal 2006.  Please read our discussion of segments for information on their financial results.

Net revenues, including the unfavorable effects of foreign currency, increased compared with the prior year quarter.  The impact of foreign currency on net revenues was insignificant for the first quarter of fiscal 2006.

•	Revenues increased at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics, DNA Sequencing, and Mass Spectrometry product categories.
•	Net revenues decreased at the Celera Genomics group, primarily as a result of the expiration of Online/Information Business customer agreements.
•	Celera Diagnostics’ net revenues decreased due to lower equalization revenues under the profit and cost-sharing arrangement with Abbott Laboratories.

The lower gross margin percentage for the first quarter of fiscal 2006 compared to the prior year quarter was due primarily to lower revenues at the Celera Genomics group and higher royalty expenses and the unfavorable effects of foreign currency at the Applied Biosystems group.  Partially offsetting the decrease was an increase in royalty and licensing revenue and a decrease in software amortization at the Applied Biosystems group.  Service margins at the Applied Biosystems group improved for the first quarter of fiscal 2006 primarily driven by growth in the volume of service contracts, as well as higher pricing on selected billable parts and service contracts.

SG&A expenses for the first quarter of fiscal 2006 increased over the prior year quarter due primarily to increased compensation and investments in sales growth initiatives at the Applied Biosystems group and higher legal and professional services and employee benefits at the Celera Genomics group.  Partially offsetting this increase were lower litigation-related legal expenses of approximately $4 million at the Applied Biosystems group and the discontinuation of most of the operations of Paracel.

R&D expenses decreased for the first quarter of fiscal 2006 compared to the prior year quarter primarily as a result of cost savings realized from the integration in fiscal 2005 of the MALDI TOF product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. at the Applied Biosystems group, the discontinuation of essentially all operations of the Online/Information Business at the Celera Genomics group, and enhanced operational efficiencies at Celera Diagnostics.

Interest income, net increased during the first quarter fiscal 2006 compared to the prior year quarter primarily due to higher average interest rates and, to a lesser extent, higher average cash and cash equivalents and short-term investments.

Other income, net decreased slightly for the first quarter of fiscal 2006 in comparison to the prior year quarter primarily due to a non-recurring receipt of $1.0 million related to a financing activity for a Celera Genomics group’s investment in fiscal 2005, almost entirely offset by higher benefits associated with our foreign currency risk management program in fiscal 2006.

In the first quarter of fiscal 2006, we recorded an effective tax benefit rate of 65% in comparison to an effective tax rate of 20% in the first quarter of fiscal 2005.  This variance was caused primarily by the previously discussed events impacting comparability, in particular, the resolution of transfer pricing matters in Japan at the Applied Biosystems group, and an increase in R&D credits at the Celera Genomics group in the first quarter of fiscal 2006.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.3 billion at September 30, 2005, and $1.4 billion at June 30, 2005.  We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at September 30, 2005.  Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, dividends, and approved plan share repurchases for the next twelve months and for the foreseeable future.  However, if the Celera Genomics group is successful in its therapeutic programs, it may require additional funds to advance these programs through the regulatory process.

(Dollar amounts in millions)	June 30, 2005	September 30, 2005

Cash and cash equivalents	$779.4	$623.2
Short-term investments	645.1	629.9

Total cash and cash equivalents and short-term investments	$1,424.5	$1,253.1
Working capital	1,494.9	1,366.2

Cash and cash equivalents decreased during the first three months of fiscal 2006 from June 30, 2005, as cash expenditures for the repurchase of common stock, the purchase of capital and other assets, and the unfavorable impact of the exchange rate valuation on cash and cash equivalents, exceeded cash generated from operating activities, proceeds from the sales and maturities of available-for-sale investments, net of purchases, and proceeds from stock issuances.

Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$2.9	$6.5
Net cash from investing activities	97.2	4.6
Net cash used in financing activities	(9.1)	(164.9)
Effect of exchange rate changes on cash	4.3	(2.3)

Operating activities:
The increase in net cash provided from operating activities for the first three months of fiscal 2006 compared to the first three months of fiscal 2005 resulted primarily from: higher income-related cash flows; the timing of royalty payments; and the timing of receipts on non-trade receivables and dividends and distributions from investments in unconsolidated subsidiaries at the Applied Biosystems group.  This increase was partially offset by the timing of vendor payments and a larger reduction in our severance and tax accrual balances in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.  Also offsetting this increase was a higher increase in the inventory balance in fiscal 2006 at the Applied Biosystems group and lower cash receipts in fiscal 2006 at the Celera Genomics group due to the continuing expiration of the Online/Information Business customer agreements.

Investing activities:
Capital expenditures, net of disposals, were $4.1 million higher than in the prior year quarter due primarily to the development of, and enhancements to, the Applied Biosystems Portal.  The first three months of fiscal 2006 included lower proceeds generated from sales and maturities of available-for-sale investments, net of purchases.  The first quarter of fiscal 2005 included the maturation of non-callable U.S. government obligations pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys.  A portion of the proceeds from the

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

principal and interest received on these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
In the first quarter of fiscal 2005, we repaid the remaining principal amount of the 8% senior secured convertible notes assumed in connection with the Axys acquisition of approximately $6 million.  The first quarter of fiscal 2005 included one dividend payment on Applera-Applied Biosystems stock.  Dividends were declared but not paid in the first quarter of fiscal 2006.    In the first quarter of fiscal 2006, we repurchased 9.3 million shares of Applera-Applied Biosystems stock for $201.2 million.  In the first quarter of fiscal 2006, we received higher proceeds from stock issued for stock plans than in the first quarter of fiscal 2005.

Contractual Obligations

Our significant contractual obligations at September 30, 2005, and the anticipated payments under these obligations were as follows:

	Payments by Period

(Dollar amounts in millions)	Total	2006 (a)	2007 - 2008	2009 – 2010	Thereafter

Minimum operating lease payments (b)	$133.1	$26.3	$44.4	$28.0	$34.4
Purchase obligations (c)	123.3	78.1	23.1	19.8	2.3
Other long-term liabilities (d)	34.7	2.2	1.3	0.8	30.4

Total	$291.1	$106.6	$68.8	$48.6	$67.1

(a) Represents cash obligations for the remainder of fiscal 2006.
(b) Please refer to Note 9 to our consolidated financial statements in our 2005 Annual Report to Stockholders for further information.
(c) Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to capital expenditures, R&D arrangements and collaborations, license agreements, and other services.
(d) We have excluded deferred revenues as they have no impact on our future liquidity.  We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount.  Please see Note 11 to our condensed consolidated financial statements contained in this Report and Note 4 to our consolidated financial statements in our 2005 Annual Report to Stockholders for more information on these plans.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

Net revenues	$390.3	$415.5	6.5%
Cost of sales	182.7	193.6	6.0%

Gross margin	207.6	221.9	6.9%
SG&A expenses	114.4	122.0	6.6%
R&D	45.7	40.9	(10.5)%
Employee-related charges, asset impairments and other	7.4	0.9	(87.8)%
Asset dispositions and legal settlements	(8.5)	22.8	(368.2)%

Operating income	48.6	35.3	(27.4)%
Interest income, net	2.4	4.4	83.3%
Other income (expense), net	0.6	1.7	183.3%

Income before income taxes	51.6	41.4	(19.8)%
Provision (benefit) for income taxes	14.5	(1.7)	(111.7)%

Net income	$37.1	$43.1	16.2%

Percentage of net revenues:
Gross margin	53.2%	53.4%
SG&A expenses	29.3%	29.4%
R&D	11.7%	9.8%
Operating income	12.5%	8.5%
Effective income (benefit) tax rate	28%	(4)%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005

Income (charge) included in income before income taxes	$1.1	$(23.7)
Provision (benefit) for income taxes	0.3	(20.6)

Net income increased in the first quarter of fiscal 2006 primarily due to higher net revenues and lower R&D expenses, partially offset by higher SG&A expenses and the previously described events impacting comparability.  The net effect of foreign currency on net income was insignificant during the first quarter of fiscal 2006.

Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three months ended September 30:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

DNA Sequencing	$116.1	$124.9	8%
% of total revenues	30%	30%

Real-Time PCR/Applied Genomics	111.8	121.8	9%
% of total revenues	29%	29%

Mass Spectrometry	89.1	97.3	9%
% of total revenues	23%	24%

Core PCR & DNA Synthesis (a)	47.4	47.3	(-)%
% of total revenues	12%	11%

Other Product Lines	25.9	24.2	(7)%
% of total revenues	6%	6%

Total	$390.3	$415.5	6%

          (a)     The product category Core PCR & DNA Synthesis was previously referred to as Core DNA Synthesis and PCR.

Net revenues, including the unfavorable effects of foreign currency, increased compared with the prior year quarter.  The impact of foreign currency on net revenues was insignificant for the first quarter of fiscal 2006.

•
Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to increased sales of consumables products.  Sales of TaqMan® Gene Expression Assays products and human identification products used in forensics contributed significantly to the product category growth.

•
DNA Sequencing revenue increased compared to the prior year quarter primarily as a result of increased sales of low-to-medium throughput analyzers in directed (or medical) sequencing and forensics applications.

•
Revenues in the Mass Spectrometry product category were led by sales of: high-end triple quadrupole, or quad, systems, primarily the API 5000™ LC/MS/MS System; MALDI TOF/TOF instruments, primarily the Applied Biosystems/MDS SCIEX 4800 MALDI TOF/TOF™ Analyzer; and mass spectrometry instrument service contracts.  Partially offsetting these increased sales were decreased sales of low-end triple quad systems, primarily the API 3000™ LC/MS/MS System.

Revenue by sources
The following table sets forth the Applied Biosystems group’s revenues by sources for the three months ended September 30:

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

Instruments	$162.5	$171.0	5.2%
Consumables	155.6	166.1	6.7%
Other sources	72.2	78.4	8.6%

Total	$390.3	$415.5	6.5%

Instruments
For the first quarter of fiscal 2006, instrument revenues increased from the prior year quarter primarily due to higher sales in both the DNA Sequencing and Mass Spectrometry product categories.  Within the DNA Sequencing category, higher sales of the Applied Biosystems 3130 line of Genetic Analyzers were partially offset by reduced sales of the Applied Biosystems ABI PRISM® 3100 and 3100-Avant Genetic Analyzers.  Contributing to the increased sales in the Mass

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Spectrometry category were the high-end triple quad systems, primarily the API 5000™ LC/MS/MS System, and the recently introduced Applied Biosystems/MDS SCIEX 4800 MALDI TOF/TOF™ Analyzer, which we began selling in the fourth quarter of fiscal 2005.  Partially offsetting these increased sales were decreased sales of low-end triple quad systems, primarily the API 3000™ LC/MS/MS System.

Consumables
The increase in consumables sales in the first quarter of fiscal 2006 primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales.  These sales increased primarily as a result of higher sales of TaqMan® Gene Expression Assays products and human identification products used in forensics.  This increase was partially offset by lower sales of Core PCR and DNA Synthesis consumables.

Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the first quarter of fiscal 2006 primarily due to higher service and support and royalties and licensing revenues.

Revenues by geographic area
The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three months ended September 30:

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

United States	$192.7	$199.7	3.6%
Europe	115.3	128.6	11.5%
Asia Pacific	71.4	72.7	1.8%
Latin America and other markets	10.9	14.5	33.0%

Total	$390.3	$415.5	6.5%

The unfavorable effects of foreign currency decreased revenues by less than 1% in Europe and by approximately 2% in Asia Pacific during the first quarter of fiscal 2006 compared to the prior year quarter.  Revenues increased in Europe primarily as a result of strong sales of DNA sequencing instruments, led by the Applied Biosystems 3130 and 3730 lines of Genetic Analyzers, and the introduction of the 4800 MALDI TOF/TOF™ Analyzer.  During the first quarter of fiscal 2006, revenues from Japan, which are included in total revenues for Asia Pacific, decreased approximately 6% compared to the prior year quarter primarily due to unfavorable foreign currency effects of approximately 5%.  Sales in the U.S. increased primarily due to sales of new mass spectrometry instruments, including the API 5000™ LC/MS/MS and API 3200™ LC/MS/MS Systems and the 3200 Q Trap® LC/MS/MS System, increased royalty and licensing revenue, and increased sales of biosecurity products.

Gross margin, as a percentage of net revenues, increased for the first quarter of fiscal 2006 over the prior year quarter due primarily to an increase in royalty and licensing revenue and a decrease in software amortization costs.  Service margins improved for the first quarter of fiscal 2006 primarily driven by growth in the volume of service contracts, as well as higher pricing on selected billable parts and service contracts.  Partially offsetting these increases were higher royalty expenses and the unfavorable effects of foreign currency.

SG&A expenses for the first quarter of fiscal 2006 increased compared to the prior year quarter due primarily to increased compensation and investments in sales growth initiatives, partially offset by lower litigation-related legal expenses of approximately $4 million.

R&D expenses decreased in the first quarter of fiscal 2006 from the prior year quarter primarily as a result of cost savings realized from the integration in fiscal 2005 of the MALDI TOF product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Interest income, net increased during the first quarter of fiscal 2006 compared to the prior year quarter due to higher average interest rates and higher average cash and cash equivalents and short-term investments.

Other income (expense), net increased in the first quarter of fiscal 2006 primarily due to higher benefits associated with our foreign currency risk management program in comparison to the prior year quarter.

The effective tax rate decreased in the first quarter of fiscal 2006 compared to the prior year quarter primarily due to the previously discussed events impacting comparability, in particular, resolution of transfer pricing matters in Japan, recorded in the first quarter of fiscal 2006.

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $617.7 million at September 30, 2005, and $756.2 million at June 30, 2005.  We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at September 30, 2005.  Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, its share of funding of the Celera Diagnostics joint venture, dividends, and approved plan share repurchases for the next twelve months and for the foreseeable future.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	June 30, 2005	September 30, 2005

Cash and cash equivalents	$756.2	$575.8
Short-term investments		41.9

Total cash and cash equivalents and short-term investments	$756.2	$617.7
Working capital	844.1	728.4

Cash and cash equivalents decreased from June 30, 2005, as cash expenditures for the repurchase of common stock, capital and other assets, purchases of available for sale investments, net of sales, the funding of the Celera Diagnostics joint venture, and the unfavorable impact of the exchange rate valuation on cash and cash equivalents exceeded cash generated from operating activities and the proceeds from stock issuances.  Net cash flows of continuing operations for the first quarter ended September 30 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$39.5	$50.5
Net cash from investing activities	38.6	(59.2)
Net cash from financing activities	(4.4)	(169.4)
Effect of exchange rate changes on cash	4.3	(2.3)

Operating activities:
Net cash from operating activities of continuing operations for the first quarter of fiscal 2006 was $11.0 million higher than in the first quarter of fiscal 2005.  This increase resulted primarily from: higher income–related cash flows; the timing of royalty payments; and the timing of receipts on non-trade receivables and dividends and distributions from investments in unconsolidated subsidiaries.  This increase was partially offset by the timing of vendor payments and a larger reduction in our severance and tax accrual balances in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Also offsetting this increase was a higher increase in the inventory balance in fiscal 2006.   The Applied Biosystems group’s days sales outstanding was 60 days at September 30, 2005, 56 days at June 30, 2005, and 65 days at September 30, 2004.   Inventory on hand was 3.2 months at September 30, 2005 compared to 2.4 months at June 30, 2005.

Investing activities:
Capital expenditures for the first three months of fiscal 2006, net of disposals, were $4.2 million higher than in the prior year quarter due primarily to the development of, and enhancements to, the Applied Biosystems Portal.  The first three months of fiscal 2006 included significantly lower proceeds from sales of available for sale investments, net of purchases.

Financing activities:
The first quarter of fiscal 2005 included one dividend payment on Applera-Applied Biosystems stock.  Dividends were declared but not paid in the first quarter of fiscal 2006.  During the first three months of fiscal 2006, we repurchased 9.3 million shares of Applera-Applied Biosystems stock for $201.2 million.  In the first quarter of fiscal 2006, we received higher proceeds from stock issued for stock plans than in the first quarter of fiscal 2005.

Celera Genomics Group

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

Net revenues	$9.6	$2.1	(78.1)%
Cost of sales	2.6	0.7	(73.1)%
R&D	23.6	21.8	(7.6)%
SG&A expenses	6.3	6.6	4.8%
Amortization of intangible assets	0.7	0.7	—%
Employee-related charges, asset impairments and other	2.8		(100.0)%
Asset dispositions and legal settlements		0.5

Operating loss	(26.4)	(28.2)	6.8%
Gain on investments, net		4.5
Interest income, net	2.9	5.3	82.8%
Other income (expense), net	1.5		(100.0)%
Loss from joint venture	(9.3)	(7.8)	(16.1)%

Loss before income taxes	(31.3)	(26.2)	(16.3)%
Benefit for income taxes	11.0	9.5	(13.6)%

Net loss	$(20.3)	$(16.7)	(17.7)%

Effective income tax benefit rate	35%	36%

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005

Income (charge) included in income before income taxes	$(4.5)	$4.0
Provision (benefit) for income taxes	(1.6)	1.4

The lower net loss in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily resulted from the impact of the previously described events impacting comparability; higher interest income, net; and lower R&D expenses; partially offset by lower net revenues.

Revenues decreased for the first quarter of fiscal 2006 compared to the prior year quarter primarily as a result of the expiration of Online/Information Business customer agreements.  Under the terms of the marketing and distribution agreement between the Celera Genomics group and the Applied Biosystems group, the Celera Genomics group has not sought any new customers for its Celera Discovery System™ (“CDS”) and related information products and services since June 2002, and therefore, its revenues from these products and services have declined as expected.  The CDS online platform is an integrated source of information based on the human genome and other biological and medical sources.  Substantially all of the existing customer contracts terminated prior to June 30, 2005.

Cost of sales in the first quarter of fiscal 2005 included $1.7 million related to the impairment of Paracel inventory.

R&D expenses decreased in the first quarter of fiscal 2006 compared to the prior year quarter primarily due to the discontinuation of essentially all operations of the Online/Information Business.

SG&A expenses increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to higher legal and professional services and employee benefits, partially offset by lower expenses due to the discontinuation of most of the operations of Paracel.

Interest income, net increased during the first quarter of fiscal 2006 compared to the prior year period primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Other income, net for the first three months of fiscal 2005 included a non-recurring receipt of $1.0 million related to a financing activity for a non-strategic investment.

The increase in the effective income tax benefit rate for the first quarter of fiscal 2006 compared to the prior year quarter was primarily attributable to an increase in R&D credits.

Celera Genomics Group
Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $635.4 million at September 30, 2005, and $668.3 million at June 30, 2005.  We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at September 30, 2005.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera Genomics group’s normal operating cash flow needs, planned capital expenditures, and its share of funding of the Celera Diagnostics joint venture for the next twelve months and for the foreseeable future.  However, if the Celera Genomics group is successful in its therapeutic programs, it may require additional funds to advance these programs through the regulatory process.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	June 30, 2005	September 30, 2005

Cash and cash equivalents	$23.2	$47.4
Short-term investments	645.1	588.0

Total cash and cash equivalents and short-term investments	$668.3	$635.4
Working capital	635.9	615.4

Cash and cash equivalents increased from June 30, 2005, as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture, and the purchase of capital assets.  Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$(26.6)	$(29.9)
Net cash from investing activities	48.6	49.7
Net cash from financing activities	(4.7)	4.5

Operating activities:
Net cash used by operating activities for the first three months of fiscal 2006 was $3.3 million higher than in the first three months of fiscal 2005.  The higher use of cash resulted primarily from higher net cash operating losses, partially offset by lower working capital requirements in fiscal 2006.  Working capital primarily benefited from a lower decrease in accounts payable and other liabilities due to the discontinuation of essentially all operations of the Online/Information Business, partially offset by higher severance and lease payments in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Investing activities:
Net cash from investing activities for the first three months of fiscal 2006 increased from the first three months of fiscal 2005 due primarily to the proceeds received on the sale of a non-strategic investment in fiscal 2006.  Partially offsetting the increase was lower proceeds received from the sales and maturities of available for sale investments, net of purchases, in the first quarter of fiscal 2006.  The first quarter of fiscal 2005 included the maturation of non-callable U.S. government obligations pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys.  A portion of the proceeds from the principal and interest received from these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
Net cash from financing activities for the first three months of fiscal 2006 increased from the first three months of fiscal 2005.   During the first three months of fiscal 2005, we repaid the remaining $6 million principal amount of the convertible notes assumed in connection with the acquisition of Axys.  In the first quarter of fiscal 2006, we received higher proceeds from stock issued for stock plans compared to the first quarter of fiscal 2005.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Celera Diagnostics

	Three Months Ended September 30,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)

Net revenues	$9.2	$7.1	(22.8)%
Cost of sales	3.1	3.7	19.4%
R&D	12.4	7.7	(37.9)%
SG&A expenses	3.0	3.3	10.0%
Asset dispositions and legal settlements		0.2

Operating loss	$(9.3)	$(7.8)	(16.1)%

Supplemental information
Equalization revenue, net	$6.5	$3.2
End-user alliance sales for all products sold primarily through Abbott Laboratories	12.9	17.8

In June 2002, Celera Diagnostics and Abbott Laboratories announced a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products, including third party products brought into the alliance.

Reported revenues decreased for the first quarter of fiscal 2006 in comparison to the same quarter last year primarily as a result of decreased equalization revenues from Abbott.  Reported revenues differ from end-user sales and consist primarily of equalization payments from Abbott resulting from the profit and cost-sharing arrangement between Abbott and Celera Diagnostics and technology-related revenues.  Fluctuation in equalization payments can lead to variability in reported revenues, gross margins and cash use from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners.  End-user alliance sales for all products sold primarily through Abbott increased for the first quarter of fiscal 2006 compared to the prior year quarter primarily due to increased sales of Hepatitis C Virus (“HCV”) genotyping and HCV viral load products, human leukocyte antigen (“HLA”) products, and the RealTime™ Human Immunodeficiency Virus (“HIV”) and HCV assays that run on the m2000™ system that was recently launched in Europe.

R&D expenses decreased for the first quarter of fiscal 2006 compared to the prior year quarter due to enhanced operational efficiencies and the reimbursement by the Applied Biosystems group of some expenses incurred by Celera Diagnostics for research performed to assist the Applied Biosystems group in product development activities.

Market Risks

We performed a sensitivity analysis as of September 30, 2005.  Assuming a hypothetical 10% adverse change in currency rates relative to the U.S. dollar as of September 30, 2005, we calculated a hypothetical after-tax loss of $18.4 million, as compared to a hypothetical after-tax loss of $13.8 million at June 30, 2005. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. Our analysis excluded the impact of translation of foreign currency-denominated forecasted revenues and intercompany transactions. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

For further information on our market risks, please refer to the discussion contained in the management’s discussion and analysis section of our 2005 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Outlook

Applied Biosystems Group

The Applied Biosystems group believes that its fiscal 2006 outlook and financial performance will be affected by, among other things: the introduction and adoption of new products; the level of commercial investments in life science R&D; the level of government funding for life science research; the outcome of pending litigation matters; competitive product introductions and pricing; purchasing patterns from large genome centers for DNA sequencing instruments and consumables; and the success of the Applied Biosystems group’s expanded licensing program for PCR technology.

Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2006:

•
Despite the strengthening of the dollar since the Applied Biosystems group’s Outlook statement in the 2005 Annual Report to Stockholders, at September 30, 2005 exchange rates, the Applied Biosystems group expects low to mid single digit revenue growth.

•
The Applied Biosystems group anticipates revenue growth in the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories and a revenue decline in the Core PCR and DNA Synthesis category.  Revenues are also expected to decline in the DNA Sequencing category despite the growth in first quarter of fiscal 2006 in this category.  Revenues in the Other Product Lines Category are expected to approximately equal those in fiscal 2005.

•	Excluding the items that affect the comparability of both fiscal periods, the Applied Biosystems group expects EPS growth to increase at a rate above the fiscal 2006 revenue growth rate.

•
The Applied Biosystems group expects the effective tax rate to be approximately 29% versus our previous guidance of 30% reflecting higher than anticipated Canadian R&D tax credits.  We continue to analyze certain tax strategies that could positively impact the rate.  In addition, we anticipate that several outstanding tax matters may be resolved in our favor during fiscal 2006.

•	The Applied Biosystems group expects to complete its planned share repurchase program of up to a total of 10% of Applera-Applied Biosystems stock.

•	The Applied Biosystems group expects capital spending for fiscal 2006 to be in the range of $70-75 million.

•	The Applied Biosystems group expects the pre-tax impact of adopting SFAS No. 123R (accounting for stock based compensation) to be in the range of $6–7 million.

The Applied Biosystems group continues to develop a plan to repatriate cash balances held outside the U.S. during fiscal 2006 consistent with the repatriation provision of the American Jobs Creation Act of 2004.

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

Celera Genomics Group

The Celera Genomics group believes that its fiscal 2006 financial performance will be influenced by, among other things, the success of its internal and external research and development programs and the financial performance of Celera Diagnostics.  Additionally, the Celera Genomics group anticipates continuing to advance its small molecule pipeline and is seeking partners to maximize the value of this asset in the most cost effective manner.  The Celera Genomics group also expects to continue its proteomics program and seek additional partners to maximize the therapeutic and pharmacogenomic value associated with this program.  Subject to the inherent uncertainty associated with these factors, the Celera Genomics group has the following expectations regarding its financial performance for fiscal 2006:

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

•
Excluding the potential effects of the Celera Genomics group’s partnering initiatives in fiscal 2006, net cash use for fiscal 2006 is expected to be approximately $90 to $100 million.  This includes an anticipated $10 to $15 million in fiscal 2006 for the Celera Genomics group’s portion of the funding for the Celera Diagnostics joint venture.  Revenues are expected to be in the range of $5 to $10 million, which reflects the discontinuation of the Online/Information Business.

•
Excluding the potential effects of the Celera Genomics group’s partnering initiatives in fiscal 2006, the Celera Genomics group anticipates R&D expenses to be in the range of $95 to $105 million, and SG&A expenses to be in the range of $25 to $30 million.  Pre-tax losses related to the Celera Diagnostics joint venture are expected to be in the range of $19 to $23 million.

Other risks and uncertainties that may affect the Celera Genomics group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

Celera Diagnostics

Celera Diagnostics anticipates that its fiscal 2006 financial performance will be affected by, among other things: continued growth in demand for current products, such as analyte specific reagents (“ASRs”) for cystic fibrosis and HCV; sales of new products for infectious disease testing on the m2000™ system sold through the alliance with Abbott and others in development at Celera Diagnostics; and new alliance product sales for ASRs for Fragile X and other genetic diseases.  Celera Diagnostics intends to continue advancing its genomic research and its medical utility studies to create value from diagnostic testing and, together with the Celera Genomics group, to seek partnerships to leverage proteomic capabilities to identify novel targets, pharmacogenomic markers and biomarkers.  Subject to the inherent uncertainty associated with these factors, Celera Diagnostics has the following expectations regarding its financial performance for fiscal 2006:

For fiscal 2006, Celera Diagnostics anticipates pre-tax losses to be in the range of $19 to $23 million, and fiscal 2006 net cash use to be in the range of $25 to $30 million.  Total end user sales for the alliance between Celera Diagnostics and Abbott are anticipated to be in the range of $80 to $90 million.

Other risks and uncertainties that may affect Celera Diagnostics’ financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements.  We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate.  Investors should bear this in mind as they consider forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described below under the headings “Factors Relating to the Applied Biosystems Group,” “Factors Relating to the Celera Genomics Group,” and “Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between the Applied Biosystems Group and the Celera Genomics Group.”

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Also, we note that owners of Applera-Applied Biosystems stock and Applera-Celera Genomics stock are subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock.  The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Part II, Item 5 of our 2005 Annual Report on Form 10-K under the heading “Forward-Looking Statements and Risk factors - Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products and services, and pursue new market opportunities.  A significant portion of the net revenues for the Applied Biosystems group each year is derived from products and services that did not exist in the prior year.  The Applied Biosystems group’s products and services are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace.  The Applied Biosystems group’s future success depends on its ability to continually improve its current products and services, develop and introduce, on a timely and cost-effective basis, new products and services that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences.  These new market opportunities may be outside the scope of the group’s proven expertise or in areas which have unproven market demand.  For example, the Applied Biosystems group has committed significant resources to researching, developing, marketing, and distributing new products and services designed to integrate laboratory experimentation with relevant scientific information, and to new Internet web sites devoted to promoting the group’s products and supporting customer research and development activities.  These are emerging business areas for the Applied Biosystems group, and there can be no assurance that there will be market acceptance of the utility and value of these products and services.  The inability to gain market acceptance of new products and services could adversely affect the group’s future operating results.  The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products.  Unanticipated difficulties or delays in replacing existing products and services with new products and services or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and services and its future operating results.

The Applied Biosystems group relies on third parties for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own.  Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, there can be no assurance that their operations will not be disrupted.  These disruptions could be caused by conditions unrelated to the business or operations of the Applied Biosystems group, including the bankruptcy of the manufacturer or supplier.  For example, Delphi Medical Systems Texas Corporation, which supplies some instruments and parts to the group, recently filed a petition in the United States Bankruptcy Court seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code.  As of the date of this report, the Applied Biosystems group does not know the effect of this filing, if any, on Delphi’s or the group’s operations.  The Applied Biosystems group does not currently have alternative third party manufacturing or supply arrangements for some of the key products and key components manufactured or supplied by third parties.  Although the Applied Biosystems group has its own manufacturing facilities, and believes it might be able to manufacture some of the products and components currently sourced from third parties, it also believes that it would take considerable time and resources to establish the capability to do so.  Accordingly, if third party manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be adversely affected.

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

These cases are described in further detail in Part I, Item 3, of our 2005 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of this report.  The cost of litigation and the amount of management time associated with these cases is expected to be significant.  There can be no assurance that these matters will be resolved favorably; that we will not be enjoined from selling the products or services in question or other products or services as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

The Applied Biosystems group may become involved in legal proceedings to enforce its intellectual property rights.  The intellectual property rights of biotechnology companies, including the Applied Biosystems group, involve complex factual, scientific, and legal questions.  Even though the Applied Biosystems group may believe that it has a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that the Applied Biosystems group believes violate its patent rights.  Although the Applied Biosystems group has licensing programs to provide industry access to some of its patent rights, other companies have in the past refused to participate in these licensing programs and companies may refuse to participate in them in the future, resulting in a loss of potential licensing revenue.  Legal actions to enforce these patent rights can be expensive and may involve the diversion of significant management time.  In addition, these legal actions could be unsuccessful and could also result in the invalidation of some of the Applied Biosystems group’s intellectual property rights.

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile.  Approximately 55% of the Applied Biosystems group’s net revenues for our 2005

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

fiscal year were derived from sales to customers outside of the U.S.  The majority of these sales were based on the relevant customer’s local currency.  A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar.  As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

The Applied Biosystems group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Applied Biosystems. The Applied Biosystems group’s research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds.  Also, some of the Applied Biosystems group’s products are hazardous materials or include hazardous materials.  The Applied Biosystems group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Applied Biosystems group could be held liable for resulting damages, which could be substantial.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence.  In addition, the Applied Biosystems group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials.  If the Applied Biosystems group fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action.  Any of these events could have a material adverse effect on the Applied Biosystems group’s business and financial condition.

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability.  The Celera Genomics group has accumulated net losses of approximately $811 million as of September 30, 2005, and expects that it will continue to incur net losses for the foreseeable future.  These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and product development, including its investments in the discovery and development of therapeutic products, as well as investments in diagnostics through Celera Diagnostics, its joint venture with the Applied Biosystems group.  The Celera Genomics group will record all initial cash operating losses of Celera Diagnostics up to a maximum of $300 million, after which any additional operating losses would be shared equally by the Celera Genomics group and the Applied Biosystems group.  However, the Applied Biosystems group reimburses the Celera Genomics group for all tax benefits generated by Celera Diagnostics to the extent such tax benefits are used by the Applied Biosystems group, and the effect of recording Celera Diagnostics’ operating losses on the Celera Genomics group’s net losses will be partially offset by this reimbursement.  Celera Diagnostics has accumulated cash operating losses of approximately $154 million as of September 30, 2005.  As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations into the discovery and development of therapeutic products.  As a result, there is a high degree of uncertainty that the Celera Genomics group will be able to achieve profitable operations.

The marketing and distribution agreement with the Applied Biosystems group may not generate significant royalty payments.  The Applied Biosystems group became the exclusive distributor of the Celera Genomics group’s human genomic and other biological and medical information under the terms of a marketing and distribution agreement that was effective in April 2002, the term of which was originally ten years but which was extended to 15 years in February 2005.  Under the terms of that agreement, the Applied Biosystems group is obligated to pay a royalty to the Celera Genomics

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

group based on sales of some products sold by the Applied Biosystems group on and after July 1, 2002.  The Applied Biosystems group has not guaranteed any minimum royalty payments to the Celera Genomics group. The actual amount of royalty payments to be paid to the Celera Genomics group depends on the Applied Biosystems group’s ability to successfully commercialize the products subject to the royalty, and sales of these products may not meet expectations.  Such sales will depend on several factors that are not controlled by the Celera Genomics group, including general market conditions, customer acceptance, and the efforts of the Applied Biosystems group.

The Celera Genomics group’s ability to develop and commercialize proprietary therapeutic products is unproven and several of its programs rely on the use of novel discovery methods.  As the Celera Genomics group expands its business operations in the area of therapeutic product discovery and development, it faces the difficulties inherent in developing and commercializing these products.  It is possible that the Celera Genomics group’s discovery and development efforts will not result in any commercial products.  Furthermore, the Celera Genomics group is seeking to identify novel methods of treating disease through the use of technology in the field of proteomics, the study of proteins.  The Celera Genomics group is also seeking to capitalize on its relationship with Celera Diagnostics by incorporating novel findings arising from Celera Diagnostics’ disease association studies into its research.  The Celera Genomics group is using the results of studies performed by Celera Diagnostics on its own behalf and also studies performed specifically for the Celera Genomics group.  To our knowledge, neither of these approaches to therapeutic product discovery and development has  to date been effectively used to develop a therapeutic product that has been commercialized, and therefore the potential benefit to the Celera Genomics group of its use of proteomics technology and Celera Diagnostics’ disease association studies is unknown.  Also, Celera Diagnostics is not obligated to continue performing disease association studies on its own or on the Celera Genomics group’s behalf, and if Celera Diagnostics discontinues performing these studies the Celera Genomics group’s business and scientific plan could be adversely affected.

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

Therapeutic product candidates may never result in a commercialized product.  All of the Celera Genomics group’s therapeutic product candidates are in various stages of research and development and will require significant additional research and development efforts by the Celera Genomics group or its collaborators before they can be marketed.  These efforts include extensive preclinical and clinical testing and lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries.  The Celera Genomics group’s development of therapeutic products is highly uncertain and subject to a number of significant risks.  To date, the Celera Genomics group has not commercialized any therapeutic product and the Celera Genomics group does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever.  Therapeutic product candidates that appear to be promising at early stages of development may not be developed into commercial products, or may not be successfully marketed, for a number of reasons, including:

•	the Celera Genomics group or its collaborators may not successfully complete research and development efforts;
•	the Celera Genomics group or its collaborators may not successfully build the necessary preclinical and clinical development organizations;
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

Clinical trials may not be successful.  Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of the Celera Genomics group’s or its collaborators’ therapeutic product candidates.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

trials, even after promising results in earlier studies.  The results from pre-clinical studies may be different from the results that are obtained in clinical trials.  Factors that could affect the success of clinical trials include:

•	The Celera Genomics group’s or its collaborators’ product candidates may not prove to be efficacious or may cause unacceptable toxicity or other harmful side effects;
•
negative or inconclusive clinical trial results may require the Celera Genomics group or its collaborators to conduct further testing or to abandon projects that appeared promising in preliminary studies;

•
registration or enrollment of patients or other volunteer participants in the Celera Genomics group’s or its collaborators’ clinical testing may be lower than anticipated, resulting in delay or cancellation of clinical testing; and

•
regulators or institutional review boards may prevent, delay, suspend, or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients or other volunteers are being exposed to unacceptable health risks.

If any of these events were to occur, significant delays in or termination of the Celera Genomics group’s or its collaborators’ clinical testing may result.  The Celera Genomics group has limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of its product candidates and meet current or future requirements, if any, identified by the U.S. Food and Drug Administration.  Furthermore, clinical trials planned by the Celera Genomics group or its collaborators may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the candidate compounds or to result in approvable products.  Also, the Celera Genomics group’s or its collaborators’ research and clinical testing of their therapeutic product candidates may be delayed or abandoned if they later discover other compounds that show significantly improved safety or efficacy compared to the current product candidates.  Any of the foregoing events could limit the Celera Genomics group’s ability to generate revenues, cause the Celera Genomics group to incur additional expenses, and adversely affect the Celera Genomics group’s financial results.

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

The Celera Genomics group relies on other companies to conduct clinical trials.  The Celera Genomics group does not have the ability to independently conduct clinical trials for its therapeutic product candidates, and must rely on other companies, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct clinical trials.  If these other companies do not successfully perform their contractual duties or  regulatory obligations or meet expected deadlines, if the other companies need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to the Celera Genomics group’s clinical protocols or regulatory requirements or for other reasons, the Celera Genomics group’s product development activities and clinical trials may be extended, delayed, suspended, or terminated.

The Celera Genomics group relies on suppliers for materials needed to manufacture compounds for clinical trials.  The Celera Genomics group relies on other companies to manufacture compounds that will be tested in the Celera Genomics group’s clinical trials.  These manufacturers need access to raw materials to manufacture those compounds, and the Celera Genomics group is responsible for obtaining some of these raw materials from suppliers.  Suppliers may not sell these materials at the time when they are needed or on commercially reasonable terms.  If it becomes necessary to change suppliers for any of these materials or if any of suppliers of these materials experience a shutdown or disruption in their facilities used to produce these materials, due to technical, regulatory, or other problems, it could adversely affect a manufacturer’s ability to manufacture adequate quantities of the Celera Genomics group’s compounds.  If the Celera Genomics group or its manufacturers are unable to obtain the materials needed for the manufacture of compounds used in

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

the Celera Genomics group’s clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting the Celera Genomics group’s ability to develop the product candidates.

The Celera Genomics group relies on other companies to manufacture its therapeutic product candidates.  The Celera Genomics group currently does not have manufacturing capabilities or experience necessary to produce materials in amounts sufficient for pre-clinical toxicology testing or clinical trials, including its cathepsin S and HDAC inhibitors, both in Phase I clinical trials.  As a result, the Celera Genomics group must rely on other companies to produce the Celera Genomics group’s compounds for pre-clinical toxicology testing and clinical trials.  These manufacturers must comply with applicable regulatory requirements, including the U.S. Food and Drug Administration’s current Good Manufacturing Practices, or GMP, regulations.  The Celera Genomics group’s current and anticipated future dependence upon these manufacturers may adversely affect the Celera Genomics group’s ability to develop and commercialize therapeutic products on a timely and competitive basis.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet the Celera Genomics group’s development timelines and applicable regulatory requirements, including the GMP regulations, other applicable FDA regulatory requirements, or similar regulations applicable outside of the U.S.  The Celera Genomics group may not be able to maintain or renew its existing manufacturing arrangements, or enter into new arrangements, on a timely basis on commercially acceptable terms, or at all.  The Celera Genomics group’s manufacturers could terminate or decline to renew the Celera Genomics group’s arrangements based on their own business priorities, at a time that is costly or inconvenient for the Celera Genomics group.  If the Celera Genomics group is unable to contract on a timely basis for the production of materials in sufficient quantity and of sufficient quality on commercially acceptable terms, the Celera Genomics group’s pre-clinical work or clinical trials may be delayed or prevented.  Additionally, if the Celera Genomics group is required to enter into new manufacturing arrangements, it may not be able to obtain approval from the FDA of any alternate manufacturer in a timely manner, or at all, which could delay or prevent the clinical development and commercialization of any related product candidates.

The Celera Genomics group’s collaborations with outside experts may be subject to restriction and change.  The Celera Genomics group collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to the Celera Genomics group’s research and development efforts.  These advisors and collaborators are not the Celera Genomics group’s employees and may have other commitments that limit their availability to the Celera Genomics group.  Although they generally agree not to do competing work, if a conflict of interest arises between their work for the Celera Genomics group and their work for another entity, the Celera Genomics group may lose the services of these experts.  In addition, although the Celera Genomics group’s advisors and collaborators sign agreements not to disclose the Celera Genomics group’s confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including the Celera Genomics group’s competitors, through them.

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

The Celera Genomics group could incur liabilities relating to hazardous materials that it uses in its research and development activities.  The Celera Genomics group’s research and development activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds.  The Celera Genomics group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Celera Genomics group could be held liable for resulting damages, which could be substantial.  Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence.  In addition, the Celera Genomics group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products.  If the Celera Genomics group fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action.  Any of these events could have a material adverse effect on the Celera Genomics group’s business and financial condition.

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

The Celera Genomics group’s competitive position depends on maintaining its intellectual property protection.  The Celera Genomics group’s ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others.  The Celera Genomics group’s ability to obtain patent protection for the inventions it makes is uncertain.  The patentability of biotechnology and pharmaceutical inventions involves complex factual, scientific, and legal questions.  As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology and pharmaceutical patents.  This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations.  In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions.  These guidelines increased the amount of evidence

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

required to demonstrate utility in order to obtain a patent in the biotechnology field, making patent protection more difficult to obtain.  Also, the Celera Genomics group cannot ensure that changes in policies or to laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology and pharmaceutical inventions will not adversely affect its patent position in the U.S. or other countries.  Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology or pharmaceutical patent rights.

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

The Celera Genomics group may infringe the intellectual property rights of third parties, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others.  There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostic industries.  The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex factual, scientific, and legal questions.  The Celera Genomics group’s success in therapeutic product discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

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

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

If infringement claims against the Celera Genomics group are resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all.  Also, the Celera Genomics group could become subject to significant liabilities to third parties if these claims are resolved unfavorably to the Celera Genomics group.

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

Celera Diagnostics’ operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Celera Diagnostics.  Celera Diagnostics’ research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials and chemicals.  Also, some of Celera Diagnostics’ products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials.  Celera Diagnostics cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Celera Diagnostics could be held liable for resulting damages, which could be substantial.  Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS continued

means that a party can be liable without regard to fault or negligence.  Furthermore, Celera Diagnostics could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance products. In addition, Celera Diagnostics is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials.  If Celera Diagnostics fails to comply with any of these laws, regulations, or permits, or if Celera Diagnostics is held indirectly responsible for conduct of Abbott Laboratories found to be non-compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action.  Similar consequences could arise if Celera Diagnostics is held indirectly responsible for conduct of Abbott Laboratories found to be non-compliant.  Any of these events could have a material adverse effect on Celera Diagnostics’ business and financial condition.

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

Celera Diagnostics may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties, referred to as interference proceedings.  Also, Celera Diagnostics may initiate patent litigation to enforce its patent rights or invalidate patents held by third parties.  These legal actions may similarly be initiated against Celera Diagnostics by third parties alleging that Celera Diagnostics is infringing their rights.  For example, Genetic Technologies Limited has filed a lawsuit against us alleging that we are infringing two of its patents due to the sale of cystic fibrosis reagent kits.  This case is described in further detail above in Part I, Item 3 of our 2005 Annual Report on Form 10-K under the heading “Legal Proceedings-Commercial Litigation.”  The cost to Celera Diagnostics of any patent litigation or proceedings, even if Celera Diagnostics is successful, could be substantial, and these legal actions may absorb significant management time.  If infringement claims against Celera Diagnostics are resolved unfavorably to Celera Diagnostics, Celera Diagnostics may be enjoined from manufacturing or selling its products or services without a license from a third party, and Celera Diagnostics may not be able to obtain a license on commercially acceptable terms, or at all.  Also, Celera Diagnostics could become subject to significant liabilities to third parties if these claims are resolved unfavorably to Celera Diagnostics.  Similarly, contractual disputes related to existing license rights under third party patents may affect Celera Diagnostics’ ability to develop, manufacture, and sell its products.

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

Back to Index

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices.  Please refer to the market risks section of the management’s discussion and analysis included on page 43 of this report.  Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 44 of our 2005 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.     Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the first quarter of our 2006 fiscal year, the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose.  However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  No changes were made to our internal control over financial reporting during the first quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities.  These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters.  We disclosed information about some of our legal actions in Part I, Item 3, of our 2005 Annual Report on Form 10-K. Set forth below is an  update to those disclosures, including specifically a description of previously-disclosed cases in which there have been recent material developments.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described in our 2005 10-K as updated by the disclosures in this report, and we intend to defend them vigorously.  However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us.  An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2005 10-K under the heading “Commercial Litigation,” as updated by the disclosures in this report, could have a material adverse effect on us, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents.  In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct.  MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief.  These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005.  As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ‘195, ‘202, ‘188 and ‘493 patents was held to be willful.  As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million.  The Court also awarded, on August 26, 2005, prejudgment interest of approximately $1 million.  Additionally, on August 30, 2005, the Court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610.  Both parties have filed notices of appeals of some of the rulings in the case, including the damages award and the order enjoining MJ Research.

Promega Corporation filed an action against us and some of our affiliates and Roche Molecular Systems, Inc. and Hoffmann-La Roche, Inc. in the U.S. District Court for the Eastern District of Virginia on April 10, 2000.  The complaint asserted violations of the federal False Claims Act.  The complaint alleged that we and Hoffmann-La Roche overcharged the U.S. government for thermal cyclers and PCR reagents.  The overcharges were alleged to be the result of a licensing program based in part on U.S. Patent No. 4,889,818.  Promega asserted that U.S. Patent No. 4,889,818 was obtained fraudulently and that the licensing program run by us and Hoffmann-La Roche was the cause of the alleged overcharging.  Promega was seeking monetary damages.  Promega claimed to be suing in the name of the U.S. government although the government declined to participate in the suit.  On June 29, 2004, the court granted our motion to dismiss for failure to state a claim upon which relief could be granted, but gave Promega the right to file an amended complaint.  Promega filed an amended complaint on July 13, 2004, and we filed another motion to dismiss on August 6, 2004.  The court granted our second motion and dismissed the case with prejudice on August 20, 2004.  Promega had filed an appeal with the U.S. Court of Appeals for the Fourth Circuit.  However, this litigation was terminated on September 26, 2005, when Promega withdrew its appeal and the parties granted each other a mutual release of claims.

Back to Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the first quarter of fiscal 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 1-July 31, 2005	—	$—	—	19,450,000
August 1-August 31, 2005	5,478,167	$20.9890	5,453,500	19,450,000
September 1- September 30, 2005	3,870,800	$22.3442	3,870,800	13,996,500

Total	9,348,967	$21.5501	9,324,300	10,125,700

(1)	Consists of (a) the shares purchased pursuant to the authorization referred to in footnote (2) below, and (b) shares tendered by employees to cover taxes relating to the vesting of restricted stock.

(2)
On July 27, 2005, we announced that our Board of Directors has authorized the repurchase of up to 19,450,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (3) below.  The new authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise.  It is anticipated that repurchases will be made from time to time depending on market conditions and will be funded using the Applied Biosystems group’s U.S. cash reserves and cash generated from domestic operations, as well as funds to be borrowed under our revolving corporate credit facility or from other sources, if and when required.  Share amounts reflected in this column indicate the number of shares that remain authorized for repurchase under this authorization as of the first day of each of the months indicated and as of the end of the fiscal quarter.

(3)
We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans.  This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases.  Accordingly, the amounts in this column do not reflect this authorization.  No shares were purchased under this authorization during the first quarter of fiscal 2006.

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the first quarter of fiscal 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (2)

July 1-July 31, 2005	—	$—	—	—
August 1-August 30, 2005	12,798	$11.85	—	—
September 1-September 30, 2005	—	$—	—	—

Total	12,798	$11.85	—	—

(1)	Consists of shares tendered by employees to the Company to cover taxes relating to the vesting of restricted stock.

(2)
We previously announced that our board of directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans.  This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases.  Accordingly, the amounts in this column do not reflect this authorization.  No shares were purchased under this authorization during the first quarter of fiscal 2006.

Back to Index

Item 6.     Exhibits.

13
Annual Report to Stockholders for the fiscal year ended June 30, 2005, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).

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
Dated:  November 9, 2005

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