Form 10-Q
period 2005-12-31
APPLERA CORP
filed 2006-02-07
CIK 77551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes	No	____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ____	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	____	No

As of the close of business on February 1, 2006, there were 183,271,612 shares of Applera Corporation-Applied Biosystems Group Common Stock and 75,188,498 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION
INDEX

Back to Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2005	2004	2005

Products	$388,417	$403,109	$707,300	$741,638
Services	52,049	55,189	98,584	107,456
Other	37,070	31,389	78,813	62,821

Total Net Revenues	477,536	489,687	884,697	911,915

Products	195,176	195,151	355,552	363,639
Services	23,304	24,582	45,185	48,571
Other	5,882	3,425	10,851	7,059

Total Cost of Sales	224,362	223,158	411,588	419,269

Gross Margin	253,174	266,529	473,109	492,646
Selling, general and administrative	132,231	144,619	255,801	276,484
Research, development and engineering	80,211	73,109	161,347	142,839
Amortization of intangible assets	725	366	1,450	1,091
Employee-related charges, asset impairments and other	5,154	360	15,373	1,231
Asset dispositions and legal settlements	(29,672)	3,032	(38,172)	26,541

Operating Income	64,525	45,043	77,310	44,460
Gain on investments, net				4,503
Interest expense		(78)	(26)	(165)
Interest income	6,840	9,233	12,103	18,990
Other income (expense), net	1,034	1,001	3,167	2,708

Income before Income Taxes	72,399	55,199	92,554	70,496
Provision for income taxes	17,526	41,114	21,588	31,232

Net Income	$54,873	$14,085	$70,966	$39,264

Applied Biosystems Group (see Note 3)
Net Income per Share
Basic	$0.38	$0.17	$0.57	$0.38
Diluted	$0.37	$0.17	$0.56	$0.38

Dividends Declared per Share	$0.0425	$0.0425	$0.0850	$0.0850

Celera Genomics Group (see Note 3)
Net Loss per Share
Basic and diluted	$(0.27)	$(0.23)	$(0.54)	$(0.46)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(unaudited)
(Dollar amounts in thousands)

	At June 30, 2005	At December 31, 2005

Assets
Current assets
Cash and cash equivalents	$779,401	$530,980
Short-term investments	645,084	591,259
Accounts receivable, net	383,938	345,945
Inventories, net	126,541	135,494
Prepaid expenses and other current assets	152,645	169,736

Total current assets	2,087,609	1,773,414
Property, plant and equipment, net	438,398	420,389
Other long-term assets	638,178	627,934

Total Assets	$3,164,185	$2,821,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$174,022	$187,993
Accrued salaries and wages	91,188	68,314
Accrued taxes on income	77,327	80,440
Other accrued expenses	250,134	296,405

Total current liabilities	592,671	633,152
Other long-term liabilities	227,431	207,389

Total Liabilities	820,102	840,541

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,130	2,130
Applera Corporation–Celera Genomics Group	743	750
Capital in excess of par value	2,132,364	2,148,989
Retained earnings	558,065	570,051
Accumulated other comprehensive loss	(41,787)	(50,351)
Treasury stock, at cost	(307,432)	(690,373)

Total Stockholders’ Equity	2,344,083	1,981,196

Total Liabilities and Stockholders’ Equity	$3,164,185	$2,821,737

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Six months ended December 31,

	2004	2005

Operating Activities of Continuing Operations
Net income	$70,966	$39,264
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	52,510	46,048
Asset impairments	4,225	1,090
Employee-related charges and other	7,214	(1,409)
Share-based compensation programs	2,302	4,437
Sale of assets and legal settlements, net	(29,672)	22,938
Deferred income taxes	(5,739)	(6,327)
Changes in operating assets and liabilities:
Accounts receivable	23,955	31,394
Inventories	(7,597)	(7,626)
Prepaid expenses and other assets	(6,261)	(2,343)
Accounts payable and other liabilities	(50,153)	(2,762)

Net Cash Provided by Operating Activities
of Continuing Operations	61,750	124,704

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(19,330)	(25,747)
Proceeds from maturities of available-for-sale investments	1,329,964	75,983
Proceeds from sales of available-for-sale investments	371,816	227,145
Purchases of available-for-sale investments	(1,620,099)	(250,100)
Acquisitions and other investments, net	(231)	(1,235)
Proceeds from the sale of assets, net	7,079	4,503

Net Cash Provided by Investing Activities
of Continuing Operations	69,199	30,549

Net Cash Provided (Used) by Operating Activities
of Discontinued Operations	513	(65)

Financing Activities
Principal payments on debt	(6,000)
Dividends	(8,321)	(8,253)
Purchases of common stock for treasury		(457,120)
Proceeds from stock issued for stock plans and other	12,804	70,432

Net Cash Used by Financing Activities	(1,517)	(394,941)

Effect of Exchange Rate Changes on Cash	31,030	(8,668)

Net Change in Cash and Cash Equivalents	160,975	(248,421)
Cash and Cash Equivalents Beginning of Period	507,870	779,401

Cash and Cash Equivalents End of Period	$668,845	$530,980

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

During the third quarter of fiscal 2005, we reclassified costs supporting our patent related activities from R&D expenses to SG&A expenses. This reclassification had no impact on net income or earnings per share. The reclassified amount for the second quarter of fiscal 2005 was approximately $7 million and $13 million for the first six months of fiscal 2005.

Commencing in the third quarter of fiscal 2005, we began classifying all of our investments in auction rate securities as short-term investments. Prior to fiscal 2005, some of these securities were included in cash and cash equivalents. Short-term investments included approximately $87 million of auction rate securities at December 31, 2004. This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

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

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the three and six-months ended December 31:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Severance and benefit costs	$(2.9)	$(1.5)	$(11.3)	$(1.5)
Excess lease space	(2.3)		(3.8)
Asset impairments			(0.2)	(1.1)
Reduction of expected costs		1.2		1.4

Total employee-related charges, asset impairments and other	$(5.2)	$(0.3)	$(15.3)	$(1.2)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$(1.7)	$—
Asset dispositions and legal settlements	29.7	(3.1)	38.2	(26.6)
Investment gains				4.5
Tax items		(28.0)		(14.5)

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Employee-Related Charges, Asset Impairments and Other
The following items have been recorded in the condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Applied Biosystems group
Fiscal 2005
During the first six months of fiscal 2005, the Applied Biosystems group recorded pre-tax charges of $12.5 million, of which $10.2 million was for employee terminations and $2.3 million related to the cost of excess lease space at a facility in Massachusetts. The charge for the excess lease space represented the estimated cost of excess facility space less estimated future sublease income for a lease that extends through fiscal 2011. The severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into Applied Biosystems/MDS Sciex Instruments business, a 50/50 joint venture between the Applied Biosystems group and MDS Inc. The positions eliminated were primarily in the areas of research, manufacturing, sales and administration.

As of June 30, 2005, all of the affected employees had been terminated and substantially all cash payments related to the terminations had been made. In regards to the excess lease space charge, through the six months ended December 31, 2005, we had made cash payments of $0.4 million. The cash expenditures were funded by cash provided by operating activities.

Fiscal 2006
In the second quarter of fiscal 2006, the Applied Biosystems group recorded pre-tax charges of $1.5 million for employee terminations related to the Applied Biosystems/MDS Sciex Instruments joint venture. MDS recorded a restructuring charge for a reduction in workforce as part of its strategy to focus on the life sciences market. The $1.5 million represents the Applied Biosystems group’s share of the restructuring charge.

The Applied Biosystems group recorded pre-tax benefits of $1.2 million in the second quarter and $1.4 million in the first six months of fiscal 2006 for reductions in anticipated employee-related costs associated with the severance and benefit charges recorded in fiscal 2005.

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

Other
During the first six months of fiscal 2006, the Applied Biosystems group made cash payments of $9.5 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of December 31, 2005.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.5	Fiscal 2006 – Fiscal 2007
Fiscal 2005 employee-related charge	0.9	3rd Quarter of Fiscal 2006
Fiscal 2005 excess lease space and other charges	2.6	Fiscal 2006 – Fiscal 2011

	$4.0

Celera Genomics group
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations of Paracel, Inc., a business we acquired in fiscal 2000. Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical, biotechnology, information services, and government markets. Due to a shift in focus, Paracel was no longer deemed strategic to the overall business. The $4.5 million charge consisted of $2.8 million in employee-related charges, asset

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

impairments and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments. The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory. The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual initially recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write off related fixed assets.

As of March 31, 2005, the majority of the affected Paracel employees had been terminated. Substantially all cash payments related to these terminations were made as of June 30, 2005. During the first six months of fiscal 2006, we made cash payments of $1.1 million related to the excess lease space charge. The cash expenditures were funded by available cash. The remaining cash expenditures, of approximately $4.1 million related to excess lease space, are expected to be disbursed by fiscal 2011.

Other
In the fourth quarter of fiscal 2005, the Celera Genomics group recorded a pre-tax charge of $3.4 million related to the discontinuation of the Online/Information Business, an information products and service business. This charge consisted of $1.8 million for severance and benefit costs and $1.6 million for asset impairments, primarily related to information-technology leases. During the first six months of fiscal 2006, the Celera Genomics group made cash payments of $1.5 million for severance and employee benefits and $1.4 million primarily for information technology leases related to this charge. The cash expenditures were funded by available cash. As of September 30, 2005, all affected employees had been terminated. The remaining cash expenditures related to this action of approximately $0.3 million are expected to be disbursed by the end of fiscal 2006.

Other Events Impacting Comparability

Asset dispositions and legal settlements
The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to an outstanding litigation matter and arbitration award. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group, $0.5 million at the Celera Genomics group, and $0.2 million at Celera Diagnostics. The charge included an estimate of the liability that would be incurred by us to resolve the litigation matter and the arbitration award described below. In the second quarter of fiscal 2006, we recorded an additional pre-tax charge of $3.1 million as a result of the final determination of interest related to the arbitration award. We paid all amounts related to this matter in January 2006.

With regard to the arbitration matter, on November 1, 2005, an arbitrator issued his decision in a proceeding filed by Amersham Biosciences, now GE Healthcare. The matter involved the interpretation of a license agreement relating to DNA sequencing reagents and kits. Amersham had alleged, among other things, that the Applied Biosystems group had underpaid royalties under the license agreement. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements. As mentioned above, the Applied Biosystems group recorded an additional charge of $3.1 million in the second quarter of fiscal 2006 related to the award.

During the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets. The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in October 2007, 2008, and 2009.

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

Tax items
During the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan. During the second quarter of fiscal 2006, the Applied Biosystems group recorded tax charges of $28.0 million related to repatriation of cash balances held outside the U.S. This charge included the estimated tax on a $500 million repatriation of cash as well as anticipated taxes on additional overseas dividends.

Note 3 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended December 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2004	2005	2004	2005

Net income (loss)	$72.7	$30.9	$(19.4)	$(17.3)
Allocated interperiod taxes	1.6	0.5

Total net income (loss) allocated	74.3	31.4	(19.4)	(17.3)
Less dividends declared on common stock	8.4	7.8

Undistributed earnings (loss)	$65.9	$23.6	$(19.4)	$(17.3)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.34	0.13	(0.27)	(0.23)

Total basic earnings (loss) per share	$0.38	$0.17	$(0.27)	$(0.23)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.33	0.13	(0.27)	(0.23)

Total diluted earnings (loss) per share	$0.37	$0.17	$(0.27)	$(0.23)

Weighted average number of common shares
Basic	195.9	185.9	73.2	74.8
Common stock equivalents	2.4	4.3

Diluted	198.3	190.2	73.2	74.8

(1) Amounts represent actual dividends per share distributed.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six months ended December 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2004	2005	2004	2005

Net income (loss)	$109.8	$74.0	$(39.8)	$(34.1)
Allocated interperiod taxes	1.0	(0.7)

Total net income (loss) allocated	110.8	73.3	(39.8)	(34.1)
Less dividends declared on common stock	16.7	16.1

Undistributed earnings (loss)	$94.1	$57.2	$(39.8)	$(34.1)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.09	$0.09	$—	$—
Basic undistributed earnings (loss) per share	0.48	0.29	(0.54)	(0.46)

Total basic earnings (loss) per share	$0.57	$0.38	$(0.54)	$(0.46)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.09	$0.09	$—	$—
Diluted undistributed earnings (loss) per share	0.47	0.29	(0.54)	(0.46)

Total diluted earnings (loss) per share	$0.56	$0.38	$(0.54)	$(0.46)

Weighted average number of common shares
Basic	195.7	190.7	73.1	74.6
Common stock equivalents	2.6	3.5

Diluted	198.3	194.2	73.1	74.6

(1) Amounts represent actual dividends per share distributed.

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

(Shares in millions)	2004	2005

Applera Corporation-Applied Biosystems Group Common Stock	24.7	11.6
Applera-Celera Genomics stock	11.7	11.0

Note 4 – Share-Based Compensation

SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123R using the modified prospective method of transition. This method required us to apply the provisions of SFAS No. 123R to new awards and to any awards that were unvested as of our adoption date and did not require us to restate prior periods. For information on our share-based plans, refer to Note 6 to our consolidated financial statements included in our 2005 Annual Report to Stockholders and Note 4 to our condensed consolidated financial statements in our first quarter 2006 Quarterly Report on Form 10-Q (which information is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We recognize share-based compensation costs on a straight-line basis over the requisite service period for the entire grant. We recorded pre-tax charges of $2.8 million ($2.1 million net of tax) for the second quarter of fiscal 2006 and $4.4 million ($3.2 million net of tax) for the first six months of fiscal 2006 in our condensed consolidated statements of operations for compensation costs related to our share-based plans. These amounts included pre-tax charges of $1.9 million for the second quarter and $2.6 million for the first six months for our restricted stock plans, which would have been recorded as compensation expense under Accounting Principles Board Opinion No. (“APB Opinion No.”) 25, “Accounting for Stock Issued to Employees.” Cash received from option exercises under these plans was $70.4 million and the total intrinsic value of options exercised was $17.1 million in the first six months of fiscal 2006. In connection with these exercises, we realized a tax benefit of $5.1 million in the first six months of fiscal 2006.

We settle employee stock option exercises primarily with treasury shares, if available. As of December 31, 2005, we had 30.7 million treasury shares of Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”). In January 2006, we announced that our board of directors authorized the repurchase of up to 5 million shares of Applera-Applied Biosystems stock. This authorization supplements our existing authority to repurchase shares of Applera-Applied Biosystems stock and Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This new authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise.

The following table summarizes option activity under our stock option plans during the first six months of fiscal 2006:

	Applera-Applied Biosystems Stock

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	35,348,668	$30.91
Granted	436,750	22.77
Exercised	(3,252,390)	18.84
Cancelled	(1,937,249)	46.35

Outstanding at December 31, 2005	30,595,779	31.34	5.91	$451.9 million
Exercisable at December 31, 2005	29,903,379	$31.57	5.84	438.4 million

	Applera-Celera Genomics Stock

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	10,412,800	$19.02
Granted	64,800	11.55
Exercised	(540,900)	9.53
Cancelled	(453,918)	41.04

Outstanding at December 31, 2005	9,482,782	18.54	5.93	$58.6 million
Exercisable at December 31, 2005	9,422,307	$18.58	5.90	58.4 million

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table summarizes nonvested award activity under our restricted stock plans during the first six months of fiscal 2006:

	Applera-Applied Biosystems Stock		Applera-Celera Genomics Stock

	Number of Awards	Weighted-Average Grant-Date Fair Value	Number of Awards	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2005	197,748	$21.10	56,334	$10.32
Granted	1,106,713	26.62	21,430	12.05
Vested	(69,166)	21.26	(29,306)	10.19
Cancelled	(4,675)	26.62

Nonvested at December 31, 2005	1,230,620	$26.04	48,458	$11.16

As of December 31, 2005, we had $25.5 million of total unrecognized compensation costs related to nonvested awards and units that are expected to be recognized over a weighted average period of two years.

Pro Forma Disclosures – Prior to Adoption of SFAS No. 123R

Prior to fiscal 2006, we applied the provisions of APB Opinion No. 25 in accounting for our share-based plans. Under APB Opinion No. 25, we did not record any compensation cost related to stock options since the exercise price of stock options granted to employees, generally, equaled the fair market value of our stock prices at the date of grant. We also did not record any compensation expense related to our employee stock purchase plans since the provisions of these plans were deemed non-compensatory under APB Opinion No. 25. However, for restricted stock, the intrinsic value as of the grant date was amortized to compensation expense over the vesting period. We recorded pre-tax charges of $1.0 million ($0.7 million net of tax) for the second quarter and $2.1 million ($1.4 million net of tax) for the first six months of fiscal 2005 for restricted stock under ABP Opinion No. 25. The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share for the second quarter and first six months of fiscal 2005 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS No. 123, “Accounting for Share-Based Compensation.”

The earnings (loss) per share and pro forma effects on results for the three months ended December 31, 2004, are presented below:

(Dollar amounts in millions)		Applera Corporation	Applied Biosystems Group	Celera Genomics Group

Net income (loss), as allocated		$54.9	$74.3	$(19.4)
Add:	Share-based employee compensation expense
	included in allocated net income, net of tax	0.7	0.5	0.2
Deduct:	Share-based employee compensation expense
	determined under fair value based method,
	net of tax	16.1	13.4	2.7

Pro forma net income (loss)		$39.5	$61.4	$(21.9)

Earnings (loss) per share
	Basic – as reported		$0.38	$(0.27)
	Basic – pro forma		$0.31	$(0.30)
	Diluted – as reported		$0.37	$(0.27)
	Diluted – pro forma		$0.31	$(0.30)

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The earnings (loss) per share and pro forma effects on results for the six months ended December 31, 2004, are presented below:

(Dollar amounts in millions)		Applera Corporation	Applied Biosystems Group	Celera Genomics Group

Net income (loss), as allocated		$71.0	$110.8	$(39.8)
Add:	Share-based employee compensation expense
	included in allocated net income, net of tax	1.4	0.9	0.5
Deduct:	Share-based employee compensation expense
	determined under fair value based method,
	net of tax	35.2	29.0	6.2

Pro forma net income (loss)		$37.2	$82.7	$(45.5)

Earnings (loss) per share
	Basic – as reported		$0.57	$(0.54)
	Basic – pro forma		$0.42	$(0.62)
	Diluted – as reported		$0.56	$(0.54)
	Diluted – pro forma		$0.42	$(0.62)

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,

	2004	2005	2004	2005

Applied Biosystems Group
Dividend yield	0.8%	0.7%	0.8%	0.8%
Risk-free interest rate	3.4%	4.4%	3.4%	4.2%
Expected option life in years	5	4	5	4
Volatility	70%	25%	70%	26%
Weighted-average fair value per option granted	$11.14	$6.26	$11.12	$5.76

Celera Genomics Group
Risk-free interest rate	3.4%	4.4%	3.4%	4.2%
Expected option life in years	4	5	4	5
Volatility	51%	33%	54%	35%
Weighted-average fair value per option granted	$5.32	$4.40	$5.30	$4.35

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

Note 5 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) was as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Net income	$54.9	$14.1	$71.0	$39.3
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(1.6)	0.4	(1.4)	(0.1)
Net unrealized gains (losses) on hedge contracts	(17.2)	5.4	(19.9)	7.0
Net unrealized (gains) losses on hedge contracts reclassified into
earnings	5.7	(3.1)	7.7	(1.0)
Foreign currency translation adjustments	47.4	(11.2)	52.6	(14.5)

Total other comprehensive gain (loss)	34.3	(8.5)	39.0	(8.6)

Total comprehensive gain	$89.2	$5.6	$110.0	$30.7

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2005	December 31, 2005

Raw materials and supplies	$45.9	$50.3
Work-in-process	5.3	3.2
Finished products	75.3	82.0

Total inventories, net	$126.5	$135.5

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

Also, during the second quarter of fiscal 2006, we reclassified $3.6 million of property, plant and equipment into assets held for sale. This reclassification is for a facility in Connecticut that was previously used for manufacturing and administration.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The facility was vacant but we have entered into a contract to sell this facility and expect the sale to now close no later than the end of fiscal 2006.

At December 31, 2005, we had $9.1 million of assets held for sale within prepaid expenses and other current assets related to these facilities.

Note 8 – Goodwill and Intangible Assets

The following table presents our intangible assets subject to amortization:

	June 30, 2005		December 31, 2005

(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$25.5	$20.7	$29.9	$21.6
Acquired technology	60.5	42.7	63.5	46.4
Favorable operating leases	11.6	10.5	11.6	11.6

Total	$97.6	$73.9	$105.0	$79.6

Aggregate amortization expense was as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Applied Biosystems group	$1.8	$1.7	$3.5	$3.5
Celera Genomics group	0.7	0.4	1.5	1.1
Celera Diagnostics	0.6	0.6	1.1	1.1

Consolidated	$3.1	$2.7	$6.1	$5.7

The Applied Biosystems group records a substantial portion of amortization expense in cost of sales. The Celera Genomics group records amortization expense in amortization of intangible assets, and Celera Diagnostics records amortization expense in cost of sales.

At December 31, 2005, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Consolidated

Remainder of fiscal 2006	$4.4	$—	$1.2	$5.6
2007	6.5		2.2	8.7
2008	3.8		0.5	4.3
2009	2.8		0.2	3.0
2010	2.5		0.1	2.6

The carrying amount of goodwill at June 30, 2005, and December 31, 2005, was $39.4 million, of which $36.7 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activity for the six months ended December 31 was as follows:
(Dollar amounts in millions)	2004	2005

Dividends declared but not paid	$8.4	$7.9

Note 10 – Guarantees

Leases
The Applied Biosystems group provides lease-financing options to its customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation/acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2005, the financing companies’ outstanding balance of lease receivables with recourse to us was $10.0 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of Pension Benefits for Divested Business
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $53 million at December 31, 2005, is not expected to have a material adverse effect on our condensed consolidated statement of financial position.

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table provides an analysis of the warranty reserve for the six months ended December 31:

(Dollar amount in millions)	2004	2005

Balance at June 30	$15.9	$14.0
Accruals for warranties	10.0	9.2
Usage of reserve	(11.2)	(10.4)

Balance at December 31	$14.7	$12.8

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and six-month periods ended December 31 were as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Pension
Service cost	$0.6	$0.7	$1.2	$1.3
Interest cost	9.9	8.9	19.9	18.0
Expected return on plan assets	(10.4)	(9.6)	(20.9)	(19.1)
Amortization of prior service cost		(0.1)	(0.1)	(0.1)
Amortization of losses	0.9	2.0	1.8	3.9

Net periodic expense	$1.0	$1.9	$1.9	$4.0

Postretirement Benefit
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	1.0	0.8	2.0	1.6
Amortization of (gains)losses	(0.1)		(0.3)	0.1

Net periodic expense	$0.9	$0.9	$1.8	$1.8

We expect to contribute approximately $31 million to our pension plans for the fiscal year ended June 30, 2006. Through December 31, 2005, we have not made any contributions to the pension plans. We made benefit payments of approximately $4 million during the six months ended December 31, 2005, and we expect to make approximately $2 million of additional benefit payments during the remainder of fiscal 2006 under our postretirement plan.

Note 12 – Contingencies

Supply Arrangement
On October 8, 2005, Delphi Medical Systems Texas Corporation, a supplier of some instruments and parts for the Applied Biosystems group ("Delphi Medical Systems"), and its parent Delphi Corporation, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. As of December 31, 2005, the Applied Biosystems group had an accounts receivable balance of approximately $8 million and an accounts payable balance of approximately $8 million with Delphi Medical Systems. At the present time, no assessment can be made as to if and when or how much of the balance due from Delphi Medical Systems may be paid, how much of the amount owed to Delphi Medical Systems may be offset against the amounts payable by Delphi Medical Systems, or the effect of the Chapter 11 filing on the supply contracts in effect between the companies.

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

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the '195, '202, '188 and '493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. The Court also awarded, on August 26, 2005, prejudgment interest of approximately $1 million. Additionally, on August 30, 2005, the Court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610. Both parties have filed notices of appeals of some of the rulings in the case, including the damages award and the order enjoining MJ Research.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Subsequent to the filing of our claims against MJ Research which are described in the preceding paragraph, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research filed an appeal. On November 21, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal.

Promega Corporation filed a patent infringement action against Lifecodes Corporation, Cellmark Diagnostics, Genomics International Corporation, and us in the U.S. District Court for the Western District of Wisconsin on April 24, 2001. The complaint alleges that the defendants are infringing Promega’s U.S. Patent Nos. 6,221,598 and 5,843,660, both entitled “Multiplex Amplification of Short Tandem Repeat Loci,” due to the defendants’ sale of forensic identification and paternity testing kits. Promega is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. The defendants answered the complaint on July 9, 2001, and we asserted counterclaims alleging that Promega is infringing our U.S. Patent No. 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” due to Promega’s sale of forensic identification and paternity testing kits. Because of settlement negotiations, the case was dismissed on October 29, 2002. However, the case was dismissed without prejudice, which means that Promega could re-file its claim against us.

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

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleged that we were infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products were cystic fibrosis reagent kits, TaqMan® genotyping and gene expression assay products for non-coding regions, TaqMan genotyping and gene expression assay services for non-coding regions, AmpFLSTR® kits, the SNPlex™ Genotyping System, the SNPbrowser™ tool, and the Celera Discovery System™ (“CDS”). The complaint also alleged that haplotyping analysis performed by our businesses infringed the patents identified above. Genetic Technologies Limited was seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deemed proper. On December 30, 2005, the case was dismissed pursuant to a settlement agreement signed on December 9, 2005.

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

Bio-Rad Laboratories, Inc. filed a patent infringement, trademark infringement, and unfair competition action against us in the U.S. District Court for the Northern District of California on December 26, 2002. The complaint alleges that we are infringing Bio-Rad's U.S. Pat. No. 5,089,011, entitled "Electrophoretic Sieving in Gel-Free Media with Dissolved Polymers," and infringing Bio-Rad's "Bio-Rad" trademark. They filed a third amended complaint against us on May 30, 2003. The allegedly infringing products according to the third amended complaint are instruments using, and reagents used for, capillary electrophoresis, and products using the BioCAD® name. Bio-Rad submitted its final infringement contentions under the local court rules on April 22, 2004, and the parties held a court-ordered mediation conference on July 19, 2004. Bio-Rad is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We are involved in several legal actions with Thermo Electron Corporation and its subsidiary Thermo Finnigan LLC. These legal actions commenced when we, together with MDS, Inc. and our Applied Biosystems/MDS Sciex Instruments joint venture with MDS, filed a patent infringement action against Thermo Electron in the U.S. District Court for the District of Delaware on September 3, 2004. The complaint alleges infringement by Thermo Electron of U.S. Patent No. 4,963,736, and seeks monetary damages, costs, expenses, and other relief as the court deems proper. Thermo Electron has answered the complaint and counterclaimed for declaratory relief that the ‘736 patent is invalid, not infringed, and unenforceable, and is seeking dismissal of our complaint, a judgment that the ‘736 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Subsequent to the filing of the action against Thermo Electron, on December 8, 2004, Thermo Finnigan filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ‘654 patent is invalid, not infringed, and unenforceable, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ‘654 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Thermo Finnigan subsequently filed a second patent infringement action against us, MDS, and the Applied Biosystems/MDS Sciex Instruments joint venture, in the U.S. District Court for the District of Delaware on February 23, 2005. The complaint alleges that we and the other defendants have infringed U.S. Patent No. 6,528,784 as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ‘784 patent is invalid and not infringed, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ‘784 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

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

Note 13 – Pending Acquisition

In December 2005, we signed a definitive agreement to acquire the Research Products Division of Ambion, Inc. for approximately $273 million in cash. Ambion, which is based in Austin, Texas, is a leading supplier of ribonucleic acid (RNA) based reagents for life science research and drug development. Ambion develops and supplies innovative consumable products for stabilizing, synthesizing, handling, isolating, storing, detecting and quantifying RNA. We believe that the acquisition will drive growth by delivering more complete customer workflow solutions and by expanding the Applied Biosystems group’s consumables product offering. We expect that Ambion’s RNA R&D expertise, consumables manufacturing capabilities, and culture of scientific innovation will complement our existing strengths. The acquired Research Products Division will continue to be based in Austin, Texas.

The transaction is subject to regulatory and other customary closing conditions, and is expected to close in the third quarter of fiscal 2006. The net assets and results of operations of the Research Products Division of Ambion will be allocated to the Applied Biosystems group from the date of acquisition.

Note 14 – Subsequent Events

Celera Diagnostics Restructuring
In January 2006, we announced that our board of directors had approved a restructuring of the Celera Diagnostics joint venture between the Applied Biosystems group and the Celera Genomics group. The joint venture was formed pursuant to a Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, and amended as of June 22, 2004.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

As a result of the restructuring, effective as of January 1, 2006, the Applied Biosystems group’s interest in Celera Diagnostics was transferred to the Celera Genomics group in exchange for various considerations to the Applied Biosystems group. In determining that the restructuring is in the best interests of the Company and its stockholders, our board of directors considered numerous factors and used the assistance and advice of several independent advisors. Included in the process were independent analyses of: the Applied Biosystems group’s 50 percent interest in Celera Diagnostics; the various considerations made to the Applied Biosystems group in the restructuring; and the pro forma impact of the restructuring on the Applied Biosystems group and the Celera Genomics group businesses.

The financial elements of the consideration made to the Applied Biosystems group in connection with the restructuring of Celera Diagnostics included:

•	The Applied Biosystems group gained the right to sell instrument platforms to end-user diagnostic customers, a field of activity previously reserved for Celera Diagnostics. The Applied Biosystems group anticipates its entry into the clinical diagnostic instrumentation market will increase revenue and margin. The Applied Biosystems group will also be the preferred supplier of some diagnostic instruments to the Celera/Abbott alliance, and the Celera/Abbott alliance will be the preferred diagnostics company marketing some of the Applied Biosystems group’s instruments. Please refer to the Abbott Alliance Restructuring discussion below for more information.

•	The Celera Genomics group provides some R&D and regulatory support to the Applied Biosystems group at cost, including assistance in the development of new PCR reagents and clinical diagnostic instrument systems that are expected to lead to increased revenue and margin for the Applied Biosystems group. Additionally, the Celera Genomics group will use its GMP reagent manufacturing capability to manufacture selected products for the Applied Biosystems group’s customers.

•	The Celera Genomics group forgave future royalties due through 2017 on sales of selected Applied Biosystems group’s products under the terms of a marketing and distribution agreement between the Groups.

•	The Celera Genomics group paid the Applied Biosystems group $30 million in cash.

Abbott Alliance Restructuring
In January 2006, we also announced that we had restructured our strategic alliance agreement with Abbott Laboratories. The restructured agreement was entered into on January 9, 2006. This agreement was originally entered into to discover, develop, and commercialize a broad range of in vitro diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Under the agreement prior to the restructuring of the Abbott alliance, the parties were obligated to work exclusively with each other in the commercialization of nucleic acid-based (DNA or RNA) diagnostic products. Under the relationship as restructured, the companies will continue to work with each other exclusively through a profit sharing arrangement in specifically agreed areas of nucleic acid-based diagnostic products, and both companies may work independently outside the exclusive areas. This restructuring also enables the Applied Biosystems group to develop and sell diagnostic instruments to end-users for clinical diagnostic applications, an activity that was previously restricted under the Abbott alliance agreement.

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Under the Abbott alliance agreement as restructured, the companies will continue to jointly fund their separate but coordinated research and development activities that are within the scope of the alliance. Generally, Abbott markets products developed and manufactured by the parties that are covered by the alliance. The Celera Genomics group believes that Abbott’s expertise in the diagnostics industry and its global distribution system enhances the Celera Genomics group’s ability to bring diagnostic products to market. The Celera Genomics group does not expect to develop its own marketing and distribution organization for its diagnostic products in the foreseeable future. Under the terms of its strategic alliance with Abbott, Abbott serves as the Celera Genomics group’s exclusive worldwide distributor of nucleic acid-based diagnostic products developed under the agreement. Under the Abbott alliance agreement as restructured, the Celera Genomics group will be entitled to a royalty based on sales by Abbott of nucleic acid-based products that are within the scope of the alliance but which are manufactured by other companies. These products had previously been part of the profit sharing arrangement.

The Celera Genomics group expects to rely substantially on its alliance with Abbott for the success of its diagnostic products business strategy for the foreseeable future. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. Also, the Celera Genomics group cannot ensure that Abbott will perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, the Celera Genomics group’s development or commercialization of diagnostic products may be delayed or otherwise adversely affected.

The Celera Genomics Group’s Small Molecule Programs
In January 2006, we also announced plans for the Celera Genomics group to partner or sell its small molecule drug development and discovery programs, and are currently in discussion with several companies that have expressed an interest in acquiring one or more of these programs, two of which recently entered the clinic. Programs that are not partnered or sold will be terminated. As a consequence of this decision and the integration of Celera Diagnostics into the Celera Genomics group, there was a workforce reduction of approximately 180 positions, primarily in small molecule drug development. As of the end of January 2006, the Celera Genomics group had approximately 360 employees, and it is anticipated that there will be a further reduction involving approximately 60 employees who are supporting the small molecule programs as the partnering activities are completed. While we are still evaluating the effect of the Celera Genomics group’s decision to reduce its small molecule program workforce, we anticipate that the Celera Genomics group will record pre-tax restructuring charges of approximately $30 million over the balance of fiscal 2006 associated with this decision to reduce its small molecule program workforce.

Note 15 – Segment and Consolidating Information

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

Through December 31, 2005, we operated in the life science industry through three reportable segments: the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics. See Note 14 to our consolidated financial statements included in our 2005 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

The following table summarizes revenues earned between segments:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Applied Biosystems Group
Sales to the Celera Genomics group (a)	$0.7	$0.8	$1.3	$1.4
Sales to Celera Diagnostics (a)	0.5	0.6	1.3	1.5

Celera Genomics Group
Royalties from the Applied Biosystems group (b)	$0.8	$1.1	$1.4	$2.0

(a)   The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group and Celera Diagnostics.

(b)   The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System ™ (“CDS”) and some other genomic and biological information under a marketing and distribution agreement.

The following table summarizes additional related party transactions between segments:

	Six months ended December 31,

(Dollar amounts in millions)	2004	2005

Applied Biosystems Group
Nonreimbursable utilization of tax benefits (a)	$23.1	$19.1
Payments for reimbursable utilization of tax benefits (b)	8.1	6.6
Funding of Celera Diagnostics (c)	5.0	4.4

Celera Genomics Group
Funding of Celera Diagnostics (d)	$18.6	$13.6

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

For the three and six month periods ended December 31, 2004 and 2005, the Celera Genomics group recorded 100% of the losses of Celera Diagnostics in its net loss as well as the tax benefit associated with those losses. In the following tables, the “Eliminations” column represents the elimination of intersegment activity and the losses on Celera Diagnostics, which are included both in the “Celera Diagnostics” column and net within the “Celera Genomics group” column as “Loss from joint venture.”

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$400,195	$887	$2,027	$—	$403,109
Services	54,982	100	107		55,189
Other	25,330		6,059		31,389

Net revenues from external customers	480,507	987	8,193	—	489,687
Intersegment revenues	1,409	1,068		(2,477)

Total Net Revenues	481,916	2,055	8,193	(2,477)	489,687

Products	193,908		2,839	(1,596)	195,151
Services	23,055	1,653		(126)	24,582
Other	2,718		707		3,425

Cost of Sales	219,681	1,653	3,546	(1,722)	223,158

Gross Margin	262,235	402	4,647	(755)	266,529
Selling, general and administrative	125,052	5,471	1,241	12,855	144,619
Corporate allocated expenses	10,808	1,278	773	(12,859)
Research, development and engineering	45,202	20,939	7,760	(792)	73,109
Amortization of intangible assets		366			366
Employee-related charges, asset
impairments and other	360				360
Asset dispositions and legal settlements	3,032				3,032

Operating Income (Loss)	77,781	(27,652)	(5,127)	41	45,043
Interest income, net	3,233	5,922			9,155
Other income (expense), net	1,240	(239)			1,001
Loss from joint venture		(5,127)		5,127

Income (Loss) before Income Taxes	82,254	(27,096)	(5,127)	5,168	55,199
Provision (benefit) for income taxes	51,349	(9,765)		(470)	41,114

Net Income (Loss)	$30,905	$(17,331)	$(5,127)	$5,638	$14,085

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$736,003	$1,540	$4,095	$—	$741,638
Services	106,425	595	436		107,456
Other	52,054		10,767		62,821

Net revenues from external customers	894,482	2,135	15,298	—	911,915
Intersegment revenues	2,899	2,024		(4,923)

Total Net Revenues	897,381	4,159	15,298	(4,923)	911,915

Products	361,271		5,611	(3,243)	363,639
Services	46,532	2,317		(278)	48,571
Other	5,437		1,622		7,059

Cost of Sales	413,240	2,317	7,233	(3,521)	419,269

Gross Margin	484,141	1,842	8,065	(1,402)	492,646
Selling, general and administrative	237,264	10,778	3,873	24,569	276,484
Corporate allocated expenses	20,579	2,571	1,423	(24,573)
Research, development and engineering	86,073	42,789	15,462	(1,485)	142,839
Amortization of intangible assets		1,091			1,091
Employee-related charges, asset
impairments, and other	1,231				1,231
Asset dispositions and legal settlements	25,866	490	185		26,541

Operating Income (Loss)	113,128	(55,877)	(12,878)	87	44,460
Gain on investments, net		4,503			4,503
Interest income, net	7,655	11,170			18,825
Other income (expense), net	2,905	(197)			2,708
Loss from joint venture		(12,878)		12,878

Income (Loss) before Income Taxes	123,688	(53,279)	(12,878)	12,965	70,496
Provision (benefit) for income taxes	49,659	(19,200)		773	31,232

Net Income (Loss)	$74,029	$(34,079)	$(12,878)	$12,192	$39,264

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at December 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$499,324	$31,656	$—	$—	$530,980
Short-term investments	3,195	588,064			591,259
Accounts receivable, net	339,427	911	6,480	(873)	345,945
Inventories, net	125,821	227	9,446		135,494
Prepaid expenses and other current assets	152,975	6,602	13,855	(3,696)	169,736

Total current assets	1,120,742	627,460	29,781	(4,569)	1,773,414
Property, plant and equipment, net	386,019	29,925	4,896	(451)	420,389
Other long-term assets	500,190	155,092	4,166	(31,514)	627,934

Total Assets	$2,006,951	$812,477	$38,843	$(36,534)	$2,821,737

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$182,761	$5,340	$3,714	$(3,822)	$187,993
Accrued salaries and wages	59,521	5,199	3,594		68,314
Accrued taxes on income	67,955	12,485			80,440
Other accrued expenses	289,339	7,304	856	(1,094)	296,405

Total current liabilities	599,576	30,328	8,164	(4,916)	633,152
Other long-term liabilities	200,715	7,007	34	(367)	207,389

Total Liabilities	800,291	37,335	8,198	(5,283)	840,541

Total Stockholders' Equity	1,206,660	775,142	30,645	(31,251)	1,981,196

Total Liabilities and Stockholders' Equity	$2,006,951	$812,477	$38,843	$(36,534)	$2,821,737

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$74,029	$(34,079)	$(12,878)	$12,192	$39,264
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	37,950	4,885	3,435	(222)	46,048
Asset impairments	1,090				1,090
Employee-related charges and other	(1,409)				(1,409)
Share-based compensation programs	3,792	645			4,437
Sale of assets and legal settlements, net	26,758	(4,013)	193		22,938
Deferred income taxes	(11,266)	4,608		331	(6,327)
Loss from joint venture		12,878		(12,878)
Nonreimbursable utilization of intergroup tax benefits	19,135	(19,135)
Changes in operating assets and liabilities:
Accounts receivable	32,133	498	(1,128)	(109)	31,394
Inventories	(7,326)	108	(408)		(7,626)
Prepaid expenses and other assets	494	857	(2,376)	(1,318)	(2,343)
Accounts payable and other liabilities	10,284	(10,968)	(4,000)	1,922	(2,762)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	185,664	(43,716)	(17,162)	(82)	124,704

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(23,348)	(1,750)	(800)	151	(25,747)
Proceeds from maturities of available-for-sale investments		75,983			75,983
Proceeds from sales of available-for-sale investments	81,214	145,931			227,145
Purchases of available-for-sale investments	(84,409)	(165,691)			(250,100)
Acquisitions and investments in joint venture and other, net	(5,591)	(13,606)		17,962	(1,235)
Proceeds from the sale of assets, net		4,572		(69)	4,503

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(32,134)	45,439	(800)	18,044	30,549

Net Cash Provided by Operating Activities of Discontinued Operations	(65)				(65)

Financing Activities
Dividends	(8,253)				(8,253)
Net cash funding from groups			17,962	(17,962)
Purchases of common stock for treasury	(457,120)				(457,120)
Proceeds from stock issued for stock plans and other	63,664	6,768			70,432

Net Cash Provided (Used) by Financing Activities	(401,709)	6,768	17,962	(17,962)	(394,941)

Effect of Exchange Rate Changes on Cash	(8,668)				(8,668)

Net Change in Cash and Cash Equivalents	(256,912)	8,491	—	—	(248,421)
Cash and Cash Equivalents Beginning of Period	756,236	23,165			779,401

Cash and Cash Equivalents End of Period	$499,324	$31,656	$—	$—	$530,980

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$386,679	$216	$1,522	$—	$388,417
Services	50,210	461	1,378		52,049
Other	25,292	6,792	4,986		37,070

Net revenues from external customers	462,181	7,469	7,886	—	477,536
Intersegment revenues	1,257	751		(2,008)

Total Net Revenues	463,438	8,220	7,886	(2,008)	477,536

Products	193,999	129	1,520	(472)	195,176
Services	22,715	700		(111)	23,304
Other	3,582	381	2,821	(902)	5,882

Cost of sales	220,296	1,210	4,341	(1,485)	224,362

Gross Margin	243,142	7,010	3,545	(523)	253,174
Selling, general and administrative	112,223	4,350	2,509	13,149	132,231
Corporate allocated expenses	10,852	1,595	702	(13,149)
Research, development and engineering	47,258	24,951	8,569	(567)	80,211
Amortization of intangible assets		725			725
Employee-related charges, asset impairments and other	5,154				5,154
Asset dispositions and legal settlements	(29,672)				(29,672)

Operating Income (Loss)	97,327	(24,611)	(8,235)	44	64,525
Interest income, net	3,504	3,336			6,840
Other income (expense), net	1,439	(405)			1,034
Loss from joint venture		(8,235)		8,235

Income (Loss) before Income Taxes	102,270	(29,915)	(8,235)	8,279	72,399
Provision (benefit) for income taxes	29,599	(10,471)		(1,602)	17,526

Net Income (Loss)	$72,671	$(19,444)	$(8,235)	$9,881	$54,873

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Products	$703,756	$937	$2,607	$—	$707,300
Services	95,753	1,003	1,828		98,584
Other	51,650	14,537	12,626		78,813

Net revenues from external customers	851,159	16,477	17,061	—	884,697
Intersegment revenues	2,592	1,389		(3,981)

Total Net Revenues	853,751	17,866	17,061	(3,981)	884,697

Products	351,630	2,283	2,530	(891)	355,552
Services	44,617	775		(207)	45,185
Other	6,777	762	4,888	(1,576)	10,851

Total Cost of Sales	403,024	3,820	7,418	(2,674)	411,588

Gross Margin	450,727	14,046	9,643	(1,307)	473,109
Selling, general and administrative	216,875	9,106	4,798	25,022	255,801
Corporate allocated expenses	20,562	3,089	1,371	(25,022)
Research, development and engineering	93,009	48,584	21,001	(1,247)	161,347
Amortization of intangible assets		1,450			1,450
Employee-related charges, asset impairments, and other	12,527	2,846			15,373
Asset dispositions and legal settlements	(38,172)				(38,172)

Operating Income (Loss)	145,926	(51,029)	(17,527)	(60)	77,310
Interest income, net	5,880	6,197			12,077
Other income (expense), net	2,021	1,146			3,167
Loss from joint venture		(17,527)		17,527

Income (Loss) before Income Taxes	153,827	(61,213)	(17,527)	17,467	92,554
Provision (benefit) for income taxes	44,056	(21,425)		(1,043)	21,588

Net Income (Loss)	$109,771	$(39,788)	$(17,527)	$18,510	$70,966

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Financial Position at June 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$756,236	$23,165	$—	$—	$779,401
Short-term investments		645,084			645,084
Accounts receivable, net	378,159	1,409	5,352	(982)	383,938
Inventories, net	117,168	335	9,038		126,541
Prepaid expenses and other current assets	139,246	7,150	11,630	(5,381)	152,645

Total current assets	1,390,809	677,143	26,020	(6,363)	2,087,609
Property, plant and equipment, net	400,422	32,131	6,436	(591)	438,398
Other long-term assets	498,832	159,957	4,679	(25,290)	638,178

Total Assets	$2,290,063	$869,231	$37,135	$(32,244)	$3,164,185

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$167,060	$7,689	$5,302	$(6,029)	$174,022
Accrued salaries and wages	74,598	11,925	4,665		91,188
Accrued taxes on income	66,792	10,535			77,327
Other accrued expenses	238,242	11,098	1,528	(734)	250,134

Total current liabilities	546,692	41,247	11,495	(6,763)	592,671
Other long-term liabilities	220,461	6,891	79		227,431

Total Liabilities	767,153	48,138	11,574	(6,763)	820,102

Total Stockholders' Equity	1,522,910	821,093	25,561	(25,481)	2,344,083

Total Liabilities and Stockholders' Equity	$2,290,063	$869,231	$37,135	$(32,244)	$3,164,185

Back to Index

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2004

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Celera Diagnostics	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$109,771	$(39,788)	$(17,527)	$18,510	$70,966
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	42,862	5,823	3,912	(87)	52,510
Asset impairments	2,315	1,910			4,225
Employee-related charges and other	4,576	2,638			7,214
Share-based compensation programs	1,546	756			2,302
Sale of assets and legal settlements, net	(29,672)				(29,672)
Deferred income taxes	(12,955)	8,578		(1,362)	(5,739)
Loss from joint venture		17,527		(17,527)
Nonreimbursable utilization of intergroup tax benefits	23,080	(23,080)
Changes in operating assets and liabilities:
Accounts receivable	27,660	1,436	(4,475)	(666)	23,955
Inventories	(9,111)	(50)	1,564		(7,597)
Prepaid expenses and other assets	(1,538)	711	(4,491)	(943)	(6,261)
Accounts payable and other liabilities	(27,418)	(22,649)	(1,881)	1,795	(50,153)

Net Cash Provided (Used) by Operating Activities
of Continuing Operations	131,116	(46,188)	(22,898)	(280)	61,750

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(15,980)	(2,963)	(666)	279	(19,330)
Proceeds from maturities of available-for-sale investments		1,329,964			1,329,964
Proceeds from sales of available-for-sale investments	111,450	260,366			371,816
Purchases of available-for-sale investments	(109,525)	(1,510,574)			(1,620,099)
Acquisitions and investments in joint venture and other, net	(5,206)	(18,590)		23,565	(231)
Proceeds from the sale of assets, net	7,079				7,079

Net Cash Provided (Used) by Investing Activities
of Continuing Operations	(12,182)	58,203	(666)	23,844	69,199

Net Cash Provided by Operating Activities
of Discontinued Operations	513				513

Financing Activities
Principal payments on debt		(6,000)			(6,000)
Dividends	(8,321)				(8,321)
Net cash funding from groups			23,564	(23,564)
Proceeds from stock issued for stock plans and other	9,881	2,923			12,804

Net Cash Provided (Used) by Financing Activities	1,560	(3,077)	23,564	(23,564)	(1,517)

Effect of Exchange Rate Changes on Cash	31,030				31,030

Net Change in Cash and Cash Equivalents	152,037	8,938	—	—	160,975
Cash and Cash Equivalents Beginning of Period	456,322	51,548			507,870

Cash and Cash Equivalents End of Period	$608,359	$60,486	$—	$—	$668,845

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

During the third quarter of fiscal 2005, we reclassified costs supporting our patent related activities from R&D expenses to SG&A expenses. This reclassification had no impact on net income or earnings per share. The reclassified amount was approximately $7 million for the second quarter of fiscal 2005 and $13 million for the first six months of fiscal 2005.

Commencing in the third quarter of fiscal 2005, we began classifying all of our investments in auction rate securities as short-term investments. Prior to fiscal 2005, some of these securities were included in cash and cash equivalents. Short-term investments included approximately $87 million of auction rate securities at December 31, 2004. This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

Overview
Through December 31, 2005, we were comprised of three business segments: the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics.

The Applied Biosystems group serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries and develop new pharmaceuticals. The Applied Biosystems group’s products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: human identity testing (forensic and paternity testing); biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, for example in food and the environment.

The Celera Genomics group has been engaged principally in the discovery and development of targeted therapeutics for cancer, autoimmune, and inflammatory diseases. The Celera Genomics group has been focused on leveraging its proteomic, bioinformatic, and genomic capabilities to identify and validate drug targets, as well as advancing therapeutic antibody and selected small molecule drug programs in collaboration with global technology and market leaders. On January 9, 2006, the Celera Genomics group announced that it will sell or partner its small molecule drug discovery and development programs. Please see Note 14 to our condensed consolidated financial statements for more information.

Through December 31, 2005, Celera Diagnostics was a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. Effective January 1, 2006, the Celera Genomics group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. Please see Note 14 to our condensed consolidated financial statements for more information. Since its formation in fiscal 2001, Celera Diagnostics has been focused on the discovery, development, and commercialization of diagnostic products. As part of the Celera Genomics group, the diagnostics business will continue to focus on these areas.

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

Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the Celera Genomics group. There is no single security that represents the performance of Applera as a whole, nor was there a separate security traded for Celera Diagnostics.

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

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 15 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our three segments.

Business Highlights:

Applera Corporation
•	In January 2006, we announced a restructuring of the Celera Diagnostics joint venture, effective January 1, 2006, whereby the Applied Biosystems group transferred its 50% interest in Celera Diagnostics to the Celera Genomics group for various considerations.

Applied Biosystems Group
•	In November 2005, the Applied Biosystems group, together with its joint venture partner MDS Sciex, announced the launch of the Tempo™ LC high performance, nano-flow liquid chromatography systems, providing integrated front-end solutions for researchers performing LC/MS and LC-MALDI based experiments.
•	In December 2005, the Applied Biosystems group announced that it had entered into an agreement to acquire the Research Products Division of Ambion, Inc., a premium provider of RNA based consumables, for approximately $273 million in cash. Please see Note 13 to our condensed consolidated financial statements for more information.

Celera Genomics Group
•	In January 2006, the Celera Genomics group announced that it will partner or sell its small molecule drug development and discovery programs, and is currently in discussion with several companies that have expressed an interest in acquiring one or more of these programs, two of which recently entered the clinic. Programs that are not partnered or sold will be terminated. As a consequence of the Celera Genomics group’s decision to partner or sell its small molecule programs and the integration of Celera Diagnostics into the Celera Genomics group, there was a workforce reduction of approximately 180 positions, primarily in small molecule drug development. As of the end of January 2006, the Celera Genomics group had approximately 360 employees, and it is anticipated that there will be a further reduction involving approximately 60 employees who are supporting the small molecule programs as the partnering activities are completed. As noted in the outlook section of this report, we anticipate that the Celera Genomics group will record pre-tax restructuring charges of approximately $30 million over the balance of fiscal 2006 associated with this decision to reduce its small molecule program workforce.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

•	The proteomics discovery program has now yielded 38 validated cancer targets, while 124 additional potential targets have been selected for functional and expression validation studies. These targets represent discoveries from pancreatic, colon, breast, and lung cancer specimens, while discovery efforts are underway in gastric and prostate programs.

Celera Diagnostics
•	In October 2005, Celera Diagnostics published a paper in the American Journal of Human Genetics on an additional novel association of rheumatoid arthritis (“RA”) with two variants in the PTPN22 gene. This is the continuation of Celera Diagnostics’ work in RA and the discovery of a phosphatase gene that is associated with multiple autoimmune diseases. The business plans to use the resultant information, along with that on other unpublished biomarkers for RA and psoriasis, to assess these markers’ pharmacogenomic utility in drug trials for these autoimmune diseases.

•	In November 2005, Celera Diagnostics presented data at the Association for Molecular Pathology (“AMP”) meeting on amplification of normal and pre-mutation triplet repeats in the fragile X gene and determining the size of these repeats on the ABI PRISM® 3100 and 3130 Genetic Analyzers. Fragile X Syndrome is the leading cause of inherited mental retardation. Also included were data on the amplification of a novel gender gene that can be used to determine whether females have two normal copies of the repeat. The business is providing reagents and training to nine participating laboratories as part of an AMP-sponsored program to develop and characterize new controls for fragile X testing.
•	At the American Heart Association meeting in Dallas, Texas in November 2005, Professor Eric Boerwinkle, Director of the Human Genetics Center at the University of Texas, gave a lecture that described the results of his collaboration with Celera Diagnostics on a genetic analysis of the Atherosclerosis Risk in Communities study and the concept of a Genetic Risk Score™ for coronary heart disease.
•	In January 2006, we announced that we restructured Celera Diagnostics’ strategic alliance with Abbott Laboratories. Under the alliance agreement as restructured, the companies will continue to work with each other exclusively through a profit sharing arrangement in most areas of molecular diagnostics, while both companies will also work independently outside the alliance in other selected areas. As part of this restructured agreement, a low resolution human leukocyte antigen (“HLA”) product line was removed from the alliance as a result of Abbott’s termination of its distribution agreement with Innogenetics in December 2005.

Critical Accounting Estimates
There were no material changes to our critical accounting estimates during the first six months of fiscal 2006. For further information on our critical accounting estimates, please refer to the discussion contained in the management’s discussion and analysis section of our 2005 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Severance and benefit costs	$(2.9)	$(1.5)	$(11.3)	$(1.5)
Excess lease space	(2.3)		(3.8)
Asset impairments			(0.2)	(1.1)
Reduction of expected costs		1.2		1.4

Total employee-related charges, asset impairments and other	$(5.2)	$(0.3)	$(15.3)	$(1.2)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$(1.7)	$—
Asset dispositions and legal settlements	29.7	(3.1)	38.2	(26.6)
Investment gains				4.5
Tax items		(28.0)		(14.5)

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Employee-Related Charges, Asset Impairments and Other
The following items have been recorded in the condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Applied Biosystems group
Fiscal 2006
In the second quarter of fiscal 2006, the Applied Biosystems group recorded pre-tax charges of $1.5 million for employee terminations related to the Applied Biosystems/MDS Sciex Instruments business, a 50/50 joint venture between the Applied Biosystems group and MDS Inc. MDS recorded a restructuring charge for a reduction in workforce as part of its strategy to focus on the life sciences market. The $1.5 million represents the Applied Biosystems group’s share of the restructuring charge.

The Applied Biosystems group recorded pre-tax benefits of $1.2 million in the second quarter and $1.4 million in the first six months of fiscal 2006 for reductions in anticipated employee-related costs associated with the severance and benefit charges recorded in fiscal 2005.

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

Fiscal 2005
During the first six months of fiscal 2005, the Applied Biosystems group recorded pre-tax charges of $12.5 million, of which $10.2 million was for employee terminations and $2.3 million related to the cost of excess lease space at a facility in Massachusetts. The charge for the excess lease space represented the estimated cost of excess facility space less estimated future sublease income for a lease that extends through fiscal 2011. The severance charges related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into Applied Biosystems/MDS Sciex Instruments joint venture. The positions eliminated were primarily in the areas of research, manufacturing, sales and administration. Following these actions, the Applied Biosystems group has hired, and may continue to hire, additional appropriately skilled employees to support future business needs.

As of June 30, 2005, all of the affected employees had been terminated and substantially all cash payments related to the terminations had been made. In regards to the excess lease space charge, through the six months ended December 31, 2005, we had made cash payments of $0.4 million. The cash expenditures were funded by cash provided by operating activities.

Other
During the first six months of fiscal 2006, the Applied Biosystems group made cash payments of $9.5 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of December 31, 2005.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.5	Fiscal 2006 – Fiscal 2007
Fiscal 2005 employee-related charge	0.9	3rd Quarter of Fiscal 2006
Fiscal 2005 excess lease space and other charges	2.6	Fiscal 2006 – Fiscal 2011

	$4.0

Celera Genomics group
During the first quarter of fiscal 2005, the Celera Genomics group recorded pre-tax charges totaling $4.5 million related to our decision to discontinue promotion of products and most operations of Paracel, Inc., a business we acquired in fiscal 2000. Paracel developed high-performance genomic data and text analysis systems for the pharmaceutical,

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

biotechnology, information services, and government markets. Due to a shift in focus, Paracel was no longer deemed strategic to the overall business. The $4.5 million charge consisted of $2.8 million in employee-related charges, asset impairments and other, of which $1.1 million was for severance and benefit costs and $1.7 million was for excess facility lease expenses and asset impairments. The Celera Genomics group recorded the remaining $1.7 million in cost of sales for the impairment of Paracel inventory. The charge for excess facility lease expenses and asset impairments was primarily for a revision to an accrual initially recorded in fiscal 2002 for the estimated cost of excess facility space for a lease that extends through fiscal 2011 and to write off related fixed assets.

As of March 31, 2005, the majority of the affected Paracel employees had been terminated. Substantially all cash payments related to these terminations were made as of June 30, 2005. During the first six months of fiscal 2006, we made cash payments of $1.1 million related to the excess lease space charge. The cash expenditures were funded by available cash. The remaining cash expenditures, of approximately $4.1 million related to excess lease space, are expected to be disbursed by fiscal 2011. Although the Celera Genomics group anticipates modest expenses related to the closure of the Paracel business and completion of remaining service obligations during fiscal 2006, these amounts are not expected to have a material impact on future operating results.

Other
In the fourth quarter of fiscal 2005, the Celera Genomics group recorded a pre-tax charge of $3.4 million related to the discontinuation of the Online/Information Business, an information products and service business. This charge consisted of $1.8 million for severance and benefit costs and $1.6 million for asset impairments, primarily related to information-technology leases. During the first six months of fiscal 2006, the Celera Genomics group made cash payments of $1.5 million for severance and employee benefits and $1.4 million primarily for information technology leases related to this charge. The cash expenditures were funded by available cash. As of September 30, 2005, all affected employees had been terminated. The remaining cash expenditures related to this action of approximately $0.3 million are expected to be disbursed by the end of fiscal 2006.

Other Events Impacting Comparability

Asset dispositions and legal settlements
The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to an outstanding litigation matter and arbitration award. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group, $0.5 million at the Celera Genomics group, and $0.2 million at Celera Diagnostics. The charge included an estimate of the liability that would be incurred by us to resolve the litigation matter and the arbitration award described below. In the second quarter of fiscal 2006, we recorded an additional pre-tax charge of $3.1 million as a result of the final determination of interest related to the arbitration award.

With regard to the arbitration matter, on November 1, 2005, an arbitrator issued his decision in a proceeding filed by Amersham Biosciences, now GE Healthcare. The matter involved the interpretation of a license agreement relating to DNA sequencing reagents and kits. Amersham had alleged, among other things, that the Applied Biosystems group had underpaid royalties under the license agreement. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements. As mentioned above, the Applied Biosystems group recorded an additional charge of $3.1 million in the second quarter of fiscal 2006 related to the award. We paid all amounts related to this matter in January 2006.

During the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

product-related manufacturing and research and development assets. The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in October 2007, 2008, and 2009.

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

Tax items
During the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan. During the second quarter of fiscal 2006, the Applied Biosystems group recorded tax charges of $28.0 million related to repatriation of cash balances held outside the U.S. This charge included the estimated tax on a $500 million repatriation of cash as well as anticipated taxes on additional overseas dividends.

Adoption of SFAS No. 123R
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (revised 2004)” in July 2005. SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123R using the modified prospective method of transition. This method requires us to apply the provisions of SFAS No. 123R to new awards and to any awards that were unvested as of our adoption date and does not require us to restate prior periods.

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board Opinion No. (“APB Opinion No.”) 25, “Accounting for Stock Issued to Employees,” in accounting for our share-based compensation plans. Under APB Opinion No. 25, we did not record any compensation cost related to stock options since the exercise price of stock options granted to employees generally equaled the fair market value of our stock prices at the date of grant. We also did not record any compensation expense related to our employee stock purchase plans since the provisions of these plans were deemed non-compensatory under APB Opinion No. 25. However, for restricted stock, the intrinsic value as of the grant date was amortized to compensation expense over the vesting period.

In the second half of fiscal 2005, our board of directors approved the accelerated vesting of substantially all unvested stock options. Please refer to Note 1 to our consolidated financial statements in our 2005 Annual Report to Stockholders for more information on the acceleration.

We recorded pre-tax charges of $2.8 million ($2.1 million net of tax) for the second quarter of fiscal 2006 and $4.4 million ($3.2 million net of tax) for the first six months of fiscal 2006 in our condensed consolidated statements of operations for compensation costs related to our share-based plans. These amounts included $1.9 million in the second quarter and $2.6 million in the first six months of fiscal 2006 for our restricted stock plans, which would have been recorded as compensation expense under APB Opinion No. 25. As of December 31, 2005, $25.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of two years.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended December 31,				Six Months Ended December 31,

			% Increase/				% Increase/
(Dollar amounts in millions)	2004	2005	(Decrease)		2004	2005	(Decrease)

Net revenues	$477.5	$489.7	2.6%		$884.7	$911.9	3.1%
Cost of sales	224.3	223.2	(0.5%	)	411.6	419.3	1.9%

Gross margin	253.2	266.5	5.3%		473.1	492.6	4.1%
SG&A expenses	132.2	144.6	9.4%		255.8	276.5	8.1%
R&D	80.3	73.1	(9.0%	)	161.4	142.8	(11.5%	)
Amortization of intangible assets	0.7	0.4	(42.9%	)	1.5	1.1	(26.7%	)
Employee-related charges, asset
impairments and other	5.2	0.3	(94.2%	)	15.3	1.2	(92.2%	)
Asset dispositions and legal settlements	(29.7)	3.1	(110.4%	)	(38.2)	26.6	(169.6%	)

Operating income	64.5	45.0	(30.2%	)	77.3	44.4	(42.6%	)
Gain on investments, net						4.5
Interest income, net	6.8	9.2	35.3%		12.1	18.9	56.2%
Other income (expense), net	1.1	1.0	(9.1%	)	3.2	2.7	(15.6%	)

Income before income taxes	72.4	55.2	(23.8%	)	92.6	70.5	(23.9%	)
Provision for income taxes	17.5	41.1	134.9%		21.6	31.2	44.4%

Net income	$54.9	$14.1	(74.3%	)	$71.0	$39.3	(44.7%	)

Percentage of net revenues:
Gross margin	53.0%	54.4%			53.5%	54.0%
SG&A expenses	27.7%	29.5%			28.9%	30.3%
R&D	16.8%	14.9%			18.2%	15.7%
Operating income	13.5%	9.2%			8.7%	4.9%

Effective income tax rate	24%	74%			23%	44%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Income (charge) included in income before income taxes	$24.5	$(3.4)	$21.2	$(23.3)
Provision for income taxes	7.8	26.5	6.6	7.8

Net income decreased in the second quarter and first six months of fiscal 2006 primarily due to the previously described events impacting comparability, higher SG&A expenses at the Applied Biosystems group, and lower revenues at the Celera Genomics group. Partially offsetting this decrease were higher net revenues and lower R&D expenses at the Applied Biosystems group. The net unfavorable effect of foreign currency on net income was approximately $3 million during the second quarter of fiscal 2006 and approximately $4 million during the first six months of fiscal 2006 as compared to the prior year periods. Please read our discussion of segments for information on their financial results.

Net revenues, including the unfavorable effects of foreign currency, increased in the second quarter and first six months of fiscal 2006 compared with the prior year periods. The unfavorable effects of foreign currency decreased net revenues by approximately 2% for the second quarter and approximately 1% for the first six months of fiscal 2006 compared to the prior year periods.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
•	Net revenues increased at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories. For the first six months of fiscal 2006, net revenues also increased in the DNA Sequencing product category.
•	Net revenues decreased at the Celera Genomics group, primarily as a result of the discontinuation of the Online/Information Business.
•	Celera Diagnostics’ net revenues increased for the second quarter of fiscal 2006 primarily as a result of higher equalization payments under the profit and cost-sharing arrangement with Abbott Laboratories and higher sales to Abbott, partially offset by lower licensing and collaborative revenues. Celera Diagnostics’ net revenues decreased for the first six months of fiscal 2006 due to lower equalization payments under the Abbott profit and cost-sharing arrangement, partially offset by higher sales to Abbott.

The unfavorable effects of foreign currency decreased revenues by approximately 4% in Europe and by approximately 6% in Asia Pacific during the second quarter of fiscal 2006 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased in Europe primarily as a result of sales of genetic analyzers and human identification products used in forensics and chromatography media. During the second quarter of fiscal 2006, revenues in Japan, which are included in total revenues for Asia Pacific, decreased approximately 12% as compared to the prior year quarter primarily due to unfavorable foreign currency effects of approximately 9%. In addition, the decrease was impacted by a large instrument order in the second quarter of fiscal 2005 that was not repeated in the second quarter of fiscal 2006. Revenues increased in other Asia Pacific countries by approximately 16% as compared to the prior year quarter, which included unfavorable foreign currency effects of approximately 1%, primarily due to higher sales of LC/MS/MS instruments for small molecule applications. Sales in the U.S. increased primarily due to sales of API triple quadrupole, or quad, systems, the purchase by a large customer of high throughput genetic analyzers, and increased royalty and licensing revenue.

The unfavorable effects of foreign currency decreased revenues by approximately 2% in Europe and by approximately 4% in Asia Pacific during the first six months of fiscal 2006 as compared to the prior year period. Revenues increased in Europe, driven primarily by sales of genetic analyzers and human identification products used in forensics, API triple quad systems, and chromatography media. During the first six months of fiscal 2006, revenues in Japan declined approximately 9% as compared to the prior year period primarily due to unfavorable foreign currency effects of approximately 7%. In addition, the decline resulted from a large instrument order in the second quarter of fiscal 2005 that was not repeated in the second quarter of fiscal 2006. Revenues increased in other Asia Pacific countries by approximately 16% as compared to the prior year period primarily due to higher sales of LC/MS/MS instruments for small molecule applications. Sales in the U.S. increased primarily due to sales of API triple quad systems, the purchase by a large customer of high throughput genetic analyzers, and increased royalty and licensing revenue.

The higher gross margin percentage for both the second quarter and first six months of fiscal 2006 as compared to the prior year periods was due primarily to an increase in royalty and licensing revenues, sales of some higher margin products in the Real-Time PCR/Applied Genomics product category, and a decrease in software amortization. Service margins at the Applied Biosystems group improved for the second quarter and first six months of fiscal 2006 primarily driven by growth in the volume of service contracts, as well as higher pricing on selected billable parts and service contracts. Partially offsetting these increases were lower revenues at the Celera Genomics group and higher royalty expenses and the unfavorable effects of foreign currency at the Applied Biosystems group.

SG&A expenses for the second quarter of fiscal 2006 increased compared to the prior year quarter due primarily to: increased employee-related costs and sales force investments of approximately $5 million at the Applied Biosystems group, including the impact of adopting SFAS No. 123R; increased spending of approximately $5 million on strategic initiatives, legal expenses, the development of, and enhancements to, the Applied Biosystems Portal, and outside consultant costs at the Applied Biosystems group; and higher professional and legal services at the Celera Genomics group. This increase was partially offset by the favorable effects of foreign currency of approximately $2 million and lower expenses due to the discontinuation of the Online/Information Business.

SG&A expenses for the first six months of fiscal 2006 increased compared to the prior year period due primarily to: increased employee-related costs and sales force investments of approximately $10 million at the Applied Biosystems

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

group, including the impact of adopting SFAS No. 123R; increased spending of approximately $7 million on strategic initiatives, the development of, and enhancements to, the Applied Biosystems Portal, and outside consultant costs at the Applied Biosystems group; and higher professional and legal services at the Celera Genomics group. This increase was partially offset by the favorable effects of foreign currency, lower legal expenses of approximately $3 million at the Applied Biosystems group, and lower expenses due to the discontinuation of most of the operations of Paracel and the discontinuation of the Online/Information Business.

R&D expenses decreased for both the second quarter and first six months of fiscal 2006 compared to the prior year periods primarily as a result of cost savings realized from the integration in fiscal 2005 of the MALDI TOF product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. at the Applied Biosystems group and the elimination of Online/Information Business R&D expenses at the Celera Genomics group. Additionally, favorably impacting the six month period was enhanced operational efficiencies at Celera Diagnostics.

Interest income, net increased during the second quarter and first six months of fiscal 2006 as compared to the same periods last year primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments. The lower cash and cash equivalents and short-term investments were primarily as a result of the completion of the authorization granted by the board of directors in July 2005 for the repurchase of up to 10% of Applera Corporation-Applied Biosystems group outstanding shares.

The effective tax rate increased in the second quarter and first six months of fiscal 2006 compared to the prior year periods primarily due to the previously discussed events impacting comparability and, in particular, the tax charge relating to the repatriation, under the American Jobs Creation Act, of cash balances held outside the U.S., partially offset by an increase in R&D credits at the Celera Genomics group. Partially offsetting this increase for the year to date period was the benefit from the resolution of transfer pricing matters in Japan recorded in the first quarter of fiscal 2006.

Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.1 billion at December 31, 2005, and $1.4 billion at June 30, 2005. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at December 31, 2005. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, dividends, and approved plan share repurchases for the next twelve months and for the foreseeable future.

In January 2006, we announced that our board of directors authorized the repurchase of up to 5 million shares of Applera-Applied Biosystems stock. This authorization supplements our existing authority to repurchase shares of Applera-Applied Biosystems stock and Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This new authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases will be made from time to time depending on market conditions and will be funded using the Applied Biosystems group's U.S. surplus cash and cash generated from domestic operations, as well as funds to be borrowed under our revolving credit agreement, if and when required.

(Dollar amounts in millions)	June 30, 2005	December 31, 2005

Cash and cash equivalents	$779.4	$530.9
Short-term investments	645.1	591.3

Total cash and cash equivalents and short-term investments	$1,424.5	$1,122.2
Working capital	1,494.9	1,140.3

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Cash and cash equivalents decreased during the first six months of fiscal 2006 from June 30, 2005, as cash expenditures for the repurchase of common stock, the purchase of capital and other assets, and the payment of dividends, exceeded cash generated from operating activities, proceeds from the sales and maturities of available-for-sale investments, net of purchases, and proceeds from stock issuances.

Net cash flows from continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$61.8	$124.7
Net cash from investing activities	69.2	30.5
Net cash used in financing activities	(1.5)	(394.9)
Effect of exchange rate changes on cash	31.0	(8.7)

Operating activities:
The increase in net cash provided from operating activities for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 resulted primarily from higher income-related cash flows and a higher source of cash from an increase in accounts payable and other liabilities, primarily due to the timing of income tax payments at the Applied Biosystems group. At the Celera Genomics group, working capital primarily benefited from a lower decrease in accounts payable and other liabilities, in part due to the discontinuation of the Online/Information Business, partially offset by higher severance and lease payments in the first six months of fiscal 2006 compared to the first six months of fiscal 2005.

Investing activities:
Capital expenditures, net of disposals, in the first six months of fiscal 2006 were $6.4 million higher than in the prior year period due primarily to the development of, and enhancements to, the Applied Biosystems Portal. The first six months of fiscal 2006 included lower proceeds generated from sales and maturities of available-for-sale investments, net of purchases. The first six months of fiscal 2005 included approximately $7 million received from MDS representing the first installment payment related to the previously discussed sale of MALDI TOF assets, net of expenses, and the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received on these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
In the first six months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock at a cost of $457.1 million. During the first six months of fiscal 2006, we received higher proceeds from stock issued for stock plans than in the first six months of fiscal 2005. In the first quarter of fiscal 2005, we repaid the remaining principal amount of the 8% senior secured convertible notes assumed in connection with the Axys acquisition of approximately $6 million.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Contractual Obligations

Our significant contractual obligations at December 31, 2005, and the anticipated payments under these obligations were as follows:

	Payments by Period

(Dollar amounts in millions)	Total	2006 (a)	2007 – 2008	2009 – 2010	Thereafter

Minimum operating lease payments (b)	$139.0	$18.6	$52.1	$32.2	$36.1
Purchase obligations (c)	116.0	69.7	27.1	16.9	2.3
Other long-term liabilities (d)	35.7	1.7	1.3	1.0	31.7

Total	$290.7	$90.0	$80.5	$50.1	$70.1

(a)	Represents cash obligations for the remainder of fiscal 2006.
(b)	Please refer to Note 9 to our consolidated financial statements in our 2005 Annual Report to Stockholders for further information.
(c)	Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to capital expenditures, R&D arrangements and collaborations, license agreements, and other services.
(d)	We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. Please see Note 11 to our condensed consolidated financial statements contained in this Report and Note 4 to our consolidated financial statements in our 2005 Annual Report to Stockholders for more information on these plans.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended				Six Months Ended
	December 31,				December 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)		2004	2005	% Increase/ (Decrease)

Net revenues	$463.4	$481.9	4.0%		$853.7	$897.4	5.1%
Cost of sales	220.3	219.7	(0.3%	)	403.0	413.3	2.6%

Gross margin	243.1	262.2	7.9%		450.7	484.1	7.4%
SG&A expenses	123.1	135.8	10.3%		237.5	257.8	8.5%
R&D	47.2	45.2	(4.2%	)	93.0	86.1	(7.4%	)
Employee-related charges, asset impairments and other	5.2	0.3	(94.2%	)	12.5	1.2	(90.4%	)
Asset dispositions and legal settlements	(29.7)	3.1	(110.4%	)	(38.2)	25.9	(167.8%	)

Operating income	97.3	77.8	(20.0%	)	145.9	113.1	(22.5%	)
Interest income, net	3.5	3.3	(5.7%	)	5.9	7.7	30.5%
Other income (expense), net	1.5	1.2	(20.0%	)	2.0	2.9	45.0%

Income before income taxes	102.3	82.3	(19.6%	)	153.8	123.7	(19.6%	)
Provision for income taxes	29.6	51.4	73.6%		44.0	49.7	13.0%

Net income	$72.7	$30.9	(57.5%	)	$109.8	$74.0	(32.6%	)

Percentage of net revenues:
Gross margin	52.5%	54.4%			52.8%	53.9%
SG&A expenses	26.6%	28.2%			27.8%	28.7%
R&D	10.2%	9.4%			10.9%	9.6%
Operating income	21.0%	16.1%			17.1%	12.6%

Effective income tax rate	29%	62%			29%	40%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Income (charge) included in income before income taxes	$24.5	$(3.4)	$25.6	$(27.1)
Provision for income taxes	7.8	26.5	8.2	6.0

Net income decreased in the second quarter and first six months of fiscal 2006 primarily due to the previously described events impacting comparability and higher SG&A expenses. Partially offsetting this decrease were higher net revenues and lower R&D expenses. The net effect of foreign currency on net income was a charge of approximately $3 million during the second quarter of fiscal 2006 and a charge of approximately $4 million during the first six months of fiscal 2006 compared to the prior year periods.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and six-month periods ended December 31:
	Three Months Ended				Six Months Ended
	December 31,				December 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)		2004	2005	% Increase/ (Decrease)

DNA Sequencing	$142.4	$140.7	(1.2%	)	$259.1	$265.6	2.5%
% of total revenues	31%	29%			30%	30%

Real-Time PCR/Applied Genomics	133.2	146.6	10.1%		244.1	268.4	10.0%
% of total revenues	29%	30%			29%	30%

Mass Spectrometry	113.8	119.5	5.0%		202.9	216.8	6.9%
% of total revenues	24%	25%			24%	24%

Core PCR & DNA Synthesis	47.2	47.7	1.1%		94.6	95.0	0.4%
% of total revenues	10%	10%			11%	10%

Other Product Lines	26.8	27.4	2.2%		53.0	51.6	(2.6%	)
% of total revenues	6%	6%			6%	6%

Total	$463.4	$481.9	4.0%		$853.7	$897.4	5.1%

Net revenues, including the unfavorable effects of foreign currency, increased in the second quarter of fiscal 2006 compared with the prior year quarter. The unfavorable effects of foreign currency decreased net revenues in the second quarter of fiscal 2006 by approximately 2% as compared to the second quarter of fiscal 2005.
•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to increased sales of consumables products. Sales of human identification products used in forensics, as a result of both existing and new DNA database legislation driving market expansion both domestically and internationally, especially in Europe, and TaqMan® Gene Expression Assay products used in academic and pharmaceutical research contributed significantly to the product category growth.

•	Revenues in the Mass Spectrometry product category were led by sales of API triple quad systems and instrument service contracts.

Net revenues, including the unfavorable effects of foreign currency, increased in the first six months of fiscal 2006 compared with the prior year period. The unfavorable effects of foreign currency decreased net revenues in the first six months of fiscal 2006 by approximately 2% as compared to the first six months of fiscal 2005.

•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of consumables products. Sales of human identification products used in forensics and TaqMan® Gene Expression Assay products contributed significantly to the product category growth.

•	Revenues in the Mass Spectrometry product category were led by sales of API triple quad systems, MALDI TOF/TOF products, and instrument service contracts.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenue by sources
The following table sets forth the Applied Biosystems group’s revenues by sources for the three and six-month periods ended December 31:

	Three Months Ended December 31,			Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)	2004	2005	% Increase/ (Decrease)

Instruments	$217.3	$223.3	2.8%	$379.9	$394.4	3.8%
Consumables	170.3	177.9	4.5%	325.8	343.9	5.6%
Other sources	75.8	80.7	6.5%	148.0	159.1	7.5%

Total	$463.4	$481.9	4.0%	$853.7	$897.4	5.1%

Instruments
For the second quarter of fiscal 2006, instrument sales in the Core PCR & DNA Synthesis category increased primarily due to higher sales of thermal cyclers as a result of our increased sales and marketing focus on molecular biology consumables. Contributing to the increased sales in the Mass Spectrometry category were the API triple quad systems, which benefited from new product introductions in the second half of fiscal 2005. The DNA Sequencing category benefited in fiscal 2006 from the purchase by a large customer of high throughput genetic analyzers.

For the first six months of fiscal 2006, instrument revenues increased as compared to the prior year period due primarily to higher sales in both the Mass Spectrometry and DNA Sequencing product categories. Contributing to the increased sales in the Mass Spectrometry category were the API triple quad systems, which benefited from new product introductions in the second half of fiscal 2005, and MALDI TOF/TOF products. The DNA Sequencing category benefited in fiscal 2006 from the purchase by a large customer of high throughput genetic analyzers and increased sales of low-to-medium throughput analyzers in directed or medical sequencing and forensics applications.

Consumables
The increase in consumables sales in the second quarter and first six months of fiscal 2006 primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales. These sales increased primarily as a result of higher sales of human identification products used in forensics, as a result of both existing and new DNA database legislation driving market expansion both domestically and internationally, especially in Europe, TaqMan® Gene Expression Assay products, and chromatography media. This increase was partially offset by lower sales of Core PCR and DNA Synthesis consumables.

Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the second quarter and first six months of fiscal 2006 primarily due to higher service and support and royalties and licensing revenues. In the Real-Time PCR/Applied Genomics category, revenues increased in part due to the issuance of a Real-Time instrument license in the second quarter of fiscal 2006.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenues by geographic area
The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and six-month periods ended December 31:
	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)		2004	2005	% Increase/ (Decrease)

United States	$190.3	$206.6	8.6%		$382.9	$406.3	6.1%
Europe	171.5	173.1	0.9%		286.8	301.7	5.2%
Asia Pacific	85.1	83.0	(2.5%	)	156.6	155.7	(0.6%	)
Latin America and other markets	16.5	19.2	16.4%		27.4	33.7	23.0%

Total	$463.4	$481.9	4.0%		$853.7	$897.4	5.1%

The unfavorable effects of foreign currency decreased revenues by approximately 4% in Europe and by approximately 6% in Asia Pacific during the second quarter of fiscal 2006 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased in Europe primarily as a result of sales of genetic analyzers and human identification products used in forensics and chromatography media. During the second quarter of fiscal 2006, revenues in Japan, which are included in total revenues for Asia Pacific, decreased approximately 12% as compared to the prior year quarter primarily due to unfavorable foreign currency effects of approximately 9%. In addition, the decrease was impacted by a large instrument order in the second quarter of fiscal 2005 that was not repeated in the second quarter of fiscal 2006. Revenues increased in other Asia Pacific countries by approximately 16% as compared to the prior year quarter, which included unfavorable foreign currency effects of approximately 1%, primarily due to higher sales of LC/MS/MS instruments for small molecule applications. Sales in the U.S. increased primarily due to sales of API triple quad systems, the purchase by a large customer of high throughput genetic analyzers, and increased royalty and licensing revenue.

The unfavorable effects of foreign currency decreased revenues by approximately 2% in Europe and by approximately 4% in Asia Pacific during the first six months of fiscal 2006 as compared to the prior year period. Revenues increased in Europe, driven primarily by sales of genetic analyzers and human identification products used in forensics, API triple quad systems, and chromatography media. During the first six months of fiscal 2006, revenues in Japan declined approximately 9% as compared to the prior year period primarily due to unfavorable foreign currency effects of approximately 7%. In addition, the decline resulted from a large instrument order in the second quarter of fiscal 2005 that was not repeated in the second quarter of fiscal 2006. Revenues increased in other Asia Pacific countries by approximately 16% as compared to the prior year period primarily due to higher sales of LC/MS/MS instruments for small molecule applications. Sales in the U.S. increased primarily due to sales of API triple quad systems, the purchase by a large customer of high throughput genetic analyzers, and increased royalty and licensing revenue.

Gross margin, as a percentage of net revenues, increased for the second quarter and first six months over the prior year periods due primarily to higher royalty and licensing revenues, sales of some higher margin products in the Real-Time PCR/Applied Genomics product category, and decreased software amortization costs. Service margins also improved for the second quarter and first six months of fiscal 2006 primarily driven by growth in the volume of service contracts, as well as higher pricing on selected billable parts and service contracts. Partially offsetting these increases were higher royalty expenses and the unfavorable effects of foreign currency.

SG&A expenses for the second quarter of fiscal 2006 increased compared to the prior year quarter due primarily to: increased employee-related costs and sales force investments of approximately $5 million, including the impact of adopting SFAS No. 123R; and increased spending of approximately $5 million on strategic initiatives, legal expenses, the development of, and enhancements to, the Applied Biosystems Portal, and outside consultant costs. This increase was partially offset by the favorable effects of foreign currency of approximately $2 million.

SG&A expenses for the first six months of fiscal 2006 increased compared to the prior year period due primarily to: increased employee-related costs and sales force investments of approximately $10 million, including the impact of adopting SFAS No. 123R; and increased spending of approximately $7 million on strategic initiatives, the development

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

of, and enhancements to, the Applied Biosystems Portal, and outside consultant costs. This increase was partially offset by the favorable effects of foreign currency and lower legal expenses of approximately $3 million.

R&D expenses decreased in the second quarter and first six months of fiscal 2006 from the prior year periods primarily as a result of cost savings realized from the integration in fiscal 2005 of the MALDI TOF product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc.

Interest income, net decreased during the second quarter of fiscal 2006 as compared to the prior year quarter due to lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates. The lower cash and cash equivalents and short-term investments were primarily as a result of the completion of the authorization granted by the board of directors in July 2005 for the repurchase of up to 10% of Applera Corporation-Applied Biosystems group outstanding shares. Interest income, net increased in the first six months of fiscal 2006 compared to the same period last year due to higher average interest rates and higher average cash and cash equivalents and short-term investments.

Other income (expense), net increased in the first six months of fiscal 2006 compared to the prior year period due to higher benefits associated with our foreign currency risk management program.

The effective tax rate increased in the second quarter and first six months of fiscal 2006 compared to the prior year periods primarily due to the previously discussed events impacting comparability and, in particular, the tax charge relating to the repatriation, under the American Jobs Creation Act, of cash balances held outside the U.S. Partially offsetting this increase for the year to date period was the benefit from the resolution of transfer pricing matters in Japan recorded in the first quarter of fiscal 2006.

Applied Biosystems Group
Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $502.5 million at December 31, 2005, and $756.2 million at June 30, 2005. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at December 31, 2005. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, acquisitions, dividends, and approved plan share repurchases for the next twelve months and for the foreseeable future.

In January 2006, we announced that our board of directors authorized the repurchase of up to 5 million shares of Applera-Applied Biosystems stock. This authorization supplements our existing authority to repurchase shares of Applera-Applied Biosystems stock and Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This new authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases will be made from time to time depending on market conditions and will be funded using the Applied Biosystems group's U.S. surplus cash and cash generated from domestic operations, as well as funds to be borrowed under our revolving credit agreement, if and when required.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

(Dollar amounts in millions)	June 30, 2005	December 31, 2005

Cash and cash equivalents	$756.2	$499.3
Short-term investments		3.2

Total cash and cash equivalents and short-term investments	$756.2	$502.5
Working capital	844.1	521.2

Cash and cash equivalents decreased from June 30, 2005, as cash expenditures for the repurchase of common stock, capital and other assets, purchases of available for sale investments, net of sales, the funding of the Celera Diagnostics joint venture, and the payment of dividends, exceeded cash generated from operating activities and the proceeds from stock issuances. Net cash flows of continuing operations for the six-months ended December 31 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$131.1	$185.7
Net cash from investing activities	(12.2)	(32.1)
Net cash from financing activities	1.6	(401.7)
Effect of exchange rate changes on cash	31.0	(8.7)

Operating activities:
Net cash from operating activities of continuing operations for the first six months of fiscal 2006 was $54.6 million higher than in the first six months of fiscal 2005. This increase resulted primarily from higher income–related cash flows and a higher source of cash from an increase in accounts payable and other liabilities, primarily due to the timing of income tax payments. The Applied Biosystems group’s days sales outstanding was 53 days at December 31, 2005, 56 days at June 30, 2005, and 61 days at December 31, 2004. Inventory on hand was 2.6 months at December 31, 2005 compared to 2.4 months at June 30, 2005.

Investing activities:
Capital expenditures for the first six months of fiscal 2006, net of disposals, were $7.4 million higher than in the prior year period due primarily to the development of, and enhancements to, the Applied Biosystems Portal. The first six months of fiscal 2006 included lower proceeds from sales of available for sale investments, net of purchases. The first six months of fiscal 2005 included approximately $7 million received from MDS representing the first installment payment related to the previously discussed sale of MALDI TOF assets, net of expenses.

Financing activities:
During the first six months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock at a cost of $457.1 million. In the first six months of fiscal 2006, we received higher proceeds from stock issued for stock plans than in the first six months of fiscal 2005.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Celera Genomics Group

	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)		2004	2005	% Increase/ (Decrease)

Net revenues	$8.2	$2.1	(74.4%	)	$17.9	$4.2	(76.5%	)
Cost of sales	1.2	1.7	41.7%		3.8	2.4	(36.8%	)
R&D	25.0	20.9	(16.4%	)	48.6	42.7	(12.1%	)
SG&A expenses	5.9	6.8	15.3%		12.2	13.4	9.8%
Amortization of intangible assets	0.7	0.4	(42.9%	)	1.5	1.1	(26.7%	)
Employee-related charges, asset
impairments and other					2.8		(100.0%	)
Asset dispositions and legal
settlements						0.5

Operating loss	(24.6)	(27.7)	12.6%		(51.0)	(55.9)	9.6%
Gain on investments, net						4.5
Interest income, net	3.3	5.9	78.8%		6.2	11.2	80.6%
Other income (expense), net	(0.4)	(0.2)	(50.0%	)	1.1	(0.2)	(118.2%	)
Loss from joint venture	(8.2)	(5.1)	(37.8%	)	(17.5)	(12.9)	(26.3%	)

Loss before income taxes	(29.9)	(27.1)	(9.4%	)	(61.2)	(53.3)	(12.9%	)
Benefit for income taxes	10.5	9.8	(6.7%	)	21.4	19.2	(10.3%	)

Net loss	$(19.4)	$(17.3)	(10.8%	)	$(39.8)	$(34.1)	(14.3%	)

Effective income tax benefit rate	35%	36%			35%	36%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	2004	2005

Income (charge) included in income before income taxes	$—	$—	$(4.5)	$4.0
Provision (benefit) for income taxes			(1.6)	1.4

The lower net loss in the second quarter and first six months of fiscal 2006 compared to the same periods last year primarily resulted from: lower R&D expenses; the lower loss from the Celera Diagnostics joint venture; higher interest income, net; and the impact of the previously described events impacting comparability for the year to date periods. This lower net loss was partially offset by lower net revenues.

Revenues decreased for the second quarter and first six months of fiscal 2006 compared to the prior year periods primarily as a result of the discontinuation of the Online/Information Business. Substantially all of the existing customer contracts related to this Business terminated prior to June 30, 2005.

Cost of sales in the first six months of fiscal 2005 included $1.7 million related to the impairment of Paracel inventory.

R&D expenses decreased in the second quarter and first six months of fiscal 2006 compared to the prior year periods primarily due to the elimination of Online/Information Business R&D expenses. R&D expenses also decreased in the second quarter compared to the prior year quarter due to reduced expenditures to support preclinical development activities and proteomic and genomic target discovery programs.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

SG&A expenses increased in the second quarter of fiscal 2006 compared to the same period last year primarily due to higher professional and legal services, partially offset by lower expenses due to the discontinuation of the Online/Information Business. SG&A expenses increased in the first half of fiscal 2006 compared to the first half of fiscal 2005 primarily due to higher professional and legal services, partially offset by lower expenses due to the discontinuation of most of the operations of Paracel and the discontinuation of the Online/Information Business.

Interest income, net increased during the second quarter and first six months of fiscal 2006 as compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Other income, net for the first six months of fiscal 2005 included a non-recurring receipt of $1.0 million related to a financing activity for a non-strategic investment.

The increase in the effective income tax benefit rate for the second quarter and first six months of fiscal 2006 compared to the prior year periods was primarily attributable to an increase in R&D credits.

Celera Genomics Group
Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $619.7 million at December 31, 2005, and $668.3 million at June 30, 2005. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at December 31, 2005.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera Genomics group’s normal operating cash flow needs and planned capital expenditures for the next twelve months and for the foreseeable future, including those of Celera Diagnostics following the acquisition by the Celera Genomics group, effective January 1, 2006, of the Applied Biosystems group’s 50 percent interest in Celera Diagnostics.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	June 30, 2005	December 31, 2005

Cash and cash equivalents	$23.2	$31.6
Short-term investments	645.1	588.1

Total cash and cash equivalents and short-term investments	$668.3	$619.7
Working capital	635.9	597.1

Cash and cash equivalents increased from June 30, 2005, as proceeds from the sales and maturities of available for sale investments, net of purchases, and from the sale of assets, and stock issuances exceeded the amount expended on operations, the funding of the Celera Diagnostics joint venture, and the purchase of capital assets. Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2004	2005

Net cash from operating activities	$(46.2)	$(43.7)
Net cash from investing activities	58.2	45.4
Net cash from financing activities	(3.1)	6.8

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Operating activities:
Net cash used by operating activities for the first six months of fiscal 2006 was $2.5 million lower than in the first six months of fiscal 2005. The lower use of cash resulted primarily from lower working capital requirements in fiscal 2006, partially offset higher net cash operating losses in fiscal 2006. Working capital primarily benefited from a lower decrease in accounts payable and other liabilities, in part due to the discontinuation of the Online/Information Business, partially offset by higher severance and lease payments in the first six months of fiscal 2006 compared to the first six months of fiscal 2005.

Investing activities:
Net cash from investing activities for the first six months of fiscal 2006 decreased from the first six months of fiscal 2005 due primarily to lower proceeds received from the sales and maturities of available for sale investments, net of purchases, in the first six months of fiscal 2006. Partially offsetting this decrease were lower funding of the Celera Diagnostics joint venture and higher proceeds received on the sale of a non-strategic investment in fiscal 2006. The first six months of fiscal 2005 included the maturation of non-callable U.S. government obligations pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received from these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:
Net cash from financing activities for the first six months of fiscal 2006 increased from the first six months of fiscal 2005. During the first three months of fiscal 2005, we repaid the remaining $6 million principal amount of the convertible notes assumed in connection with the acquisition of Axys. In the first six months of fiscal 2006, we received higher proceeds from stock issued for stock plans compared to the first six months of fiscal 2005.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Celera Diagnostics

	Three Months Ended December 31,				Six Months Ended December 31,

(Dollar amounts in millions)	2004	2005	% Increase/ (Decrease)		2004	2005	% Increase/ (Decrease)

Net revenues	$7.9	$8.2	3.8%		$17.1	$15.3	(10.5%	)
Cost of sales	4.3	3.5	(18.6%	)	7.5	7.2	(4.0%	)
R&D	8.6	7.8	(9.3%	)	21.0	15.5	(26.2%	)
SG&A expenses	3.2	2.0	(37.5%	)	6.1	5.3	(13.1%	)
Asset dispositions and legal settlements						0.2

Operating loss	$(8.2)	$(5.1)	(37.8%	)	$(17.5)	$(12.9)	(26.3%	)

Supplemental information
Equalization revenue, net	$3.9	$4.5			$10.4	$7.7
End-user alliance sales for all products sold primarily
through Abbott Laboratories	$14.9	$19.1			$27.8	$36.9

In June 2002, Celera Diagnostics and Abbott Laboratories announced a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products, including third party products brought into the alliance. In January 2006, we announced that we had restructured this alliance. Please see the Business Highlights section of this MD&A for further information.

Reported revenues increased in the second quarter of fiscal 2006 compared to the same quarter last year primarily as a result of higher equalization payments from Abbott and higher sales to Abbott, partially offset by lower licensing and collaborative revenues. Reported revenues decreased for the first six months of fiscal 2006 compared to the same period last year primarily as a result of decreased equalization revenues from Abbott, partially offset by higher sales to Abbott. Reported revenues differ from end-user sales and consist primarily of equalization payments from Abbott resulting from the profit and cost-sharing arrangement between Abbott and Celera Diagnostics and technology-related revenues. Fluctuation in equalization payments can lead to variability in reported revenues, gross margins and cash use from period to period due to differences in end-user sales of alliance products and operating expenses between the alliance partners. End-user alliance sales for all products sold primarily through Abbott increased for the second quarter of fiscal 2006 compared to the prior year quarter primarily due to increased sales of Celera Diagnostics’ Hepatitis C Virus (“HCV”) and Human Immunodeficiency Virus (“HIV”) RealTime™ assays used on the m2000™ system, and increased sales of third party high resolution human leukocyte antigen (“HLA”) products, as well as Celera Diagnostics’ analyte specific reagents for HCV. End-user alliance sales for all products sold primarily through Abbott increased for the first six months of fiscal 2006 compared to the prior year period primarily due to increased sales of HLA products, Celera Diagnostics’ analyte specific reagents for HCV, and the RealTime™ HIV and HCV assays used on the m2000™ system.

R&D expenses decreased for the second quarter and first six months of fiscal 2006 compared to the prior year periods due to the reimbursement by the Applied Biosystems group of some expenses incurred by Celera Diagnostics for research performed to assist the Applied Biosystems group in product development activities. Additionally, favorably impacting the six month period were enhanced operational efficiencies.

SG&A expenses decreased for the second quarter and first six months of fiscal 2006 compared to the prior year periods due to a one-time payment received related to a subleasing arrangement.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

with our global financial and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At December 31, 2005, we recorded in our condensed consolidated financial statements a net asset of $20.4 million related to these forwards and option contracts, compared with a net asset of $14.0 million at June 30, 2005. This increase was primarily attributed to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of December 31, 2005. Assuming a hypothetical 10% adverse change in currency rates relative to the U.S. dollar as of December 31, 2005, we calculated a hypothetical after-tax loss of $18.4 million, as compared to a hypothetical after-tax loss of $13.8 million at June 30, 2005. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. Our analysis excluded the impact of translation of foreign currency-denominated forecasted revenues and intercompany transactions. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

For further information on our market risks, please refer to the discussion contained in the management’s discussion and analysis section of our 2005 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Outlook

Applied Biosystems Group
The Applied Biosystems group believes that its fiscal 2006 outlook and financial performance will be affected by, among other things: the introduction and adoption of new products; the level of commercial investments in life science R&D; the level of government funding for life science research; the outcome of pending litigation matters; competitive product introductions and pricing; purchasing patterns from large genome centers for DNA sequencing instruments and consumables; and the success of the Applied Biosystems group’s expanded licensing program for real-time PCR technology.

Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2006. This Outlook excludes the impact from the pending acquisition of the Research Products Division of Ambion, Inc. and any outcome of the previously announced settlement discussions with Bio-Rad Laboratories.

•	At exchange rates existing as of mid January 2006, the Applied Biosystems group expects low to mid single digit revenue growth for fiscal 2006.

•	The Applied Biosystems group anticipates revenue growth in the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories and revenue declines in the remaining categories: Core PCR and DNA Synthesis, DNA Sequencing, and Other Product Lines.

•	Excluding specified items that affect the comparability of both fiscal periods, the Applied Biosystems group expects EPS growth to increase at a rate above the fiscal 2006 revenue growth rate.

•	The Applied Biosystems group continues to expect the effective tax rate to be approximately 29%. We continue to analyze certain tax strategies that could positively impact the rate. In addition, we anticipate that several outstanding tax matters may be resolved in our favor during fiscal 2006.

•	The Applied Biosystems group expects capital spending for fiscal 2006 to be in the range of $65-70 million.

•	The Applied Biosystems group expects the pre-tax impact of adopting SFAS No. 123R (accounting for stock based compensation) to be approximately $8 million, with an EPS impact of approximately $0.03.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

Celera Genomics Group
With the acquisition of the Applied Biosystems group’s interest in Celera Diagnostics effective January 1, 2006, this outlook for the Celera Genomics group includes the outlook for Celera Diagnostics. The Celera Genomics group anticipates that its fiscal 2006 financial performance will be affected by, among other things, continued growth in demand for current and new diagnostic products sold through the alliance with Abbott and potential revenue from technology licenses and collaborations. Additionally, the Celera Genomics group intends to partner, or sell, its small molecule pipeline, and programs that are not partnered or sold will be terminated.

Subject to the inherent uncertainty associated with these factors, the Celera Genomics group has the following expectations regarding its financial performance for fiscal 2006:

•	The Celera Genomics group anticipates end-user sales of products sold though the alliance with Abbott of $75 to $85 million. This estimate excludes Innogenetics’ low resolution HLA product, which was removed from the alliance in the second half of fiscal 2006. Approximately 8 percent of these end-user sales are expected to be generated by third-party products during the second half of fiscal 2006 from third party products, which will be royalty-bearing for the Celera Genomics group and not based on the profit-sharing arrangement with Abbott.

•	While we are still evaluating the effect of the Celera Genomics group’s decision to reduce its small molecule program workforce, we anticipate that the Celera Genomics group will record pre-tax restructuring charges of approximately $30 million over the balance of fiscal 2006. Approximately $20 million of these charges will be cash charges.

•	The Celera Genomics group anticipates that its net loss will be in the range of $70 to $78 million. This net loss includes the estimated charges and shutdown costs, as well as the estimated expenses, associated with the completion of the partnering, or sale, of the small molecule programs. This net loss does not include any value that might be received from the planned partnering, or sale, of its small molecule programs and its associated assets. On an annualized basis for fiscal 2006, variable spending associated with the small molecule programs would have been approximately $75 million, of which approximately 90% would have been cash expenses.

At the end of fiscal 2006, the Celera Genomics group expects to have cash and short–term investments in the range of $530 and $560 million. This outlook excludes any potential proceeds from the planned partnering, or sale, of its small molecule programs and its associated assets.

Other risks and uncertainties that may affect the Celera Genomics group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this Report.

Forward-Looking Statements and Risk Factors

Some statements contained in, or incorporated by reference in, this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this report are based on our current expectations, and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described below under the headings “Factors Relating to Applied Biosystems,” “Factors Relating to Celera Genomics,” and “Factors Relating to Celera Diagnostics, a 50/50 Joint Venture between Applied Biosystems and Celera Genomics” contained in our Form 10-K Annual Report for fiscal 2005.

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

Factors Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products and services, and pursue new market opportunities. A significant portion of the net revenues for the Applied Biosystems group each year is derived from products and services that did not exist in the prior year. The Applied Biosystems group’s products and services are based on complex technology which is subject to rapid change as new technologies are developed and introduced in the marketplace. The Applied Biosystems group’s future success depends on its ability to continually improve its current products and services, develop and introduce, on a timely and cost-effective basis, new products and services that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of the group’s proven expertise or in areas which have unproven market demand, and there can be no assurance that there will be market acceptance of the utility and value of new products and services developed by the Applied Biosystems group. This includes, for example, new products under development for the clinical diagnostics market, which are described in the immediately following paragraph. The inability to gain market acceptance of new products and services could adversely affect the group’s future operating results. The group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products and services with new products and services or in manufacturing improved or new products in sufficient quantities to meet customer demand could adversely affect future demand for the group’s products and services and its future operating results.

The Applied Biosystems group may not successfully develop instruments for use in the clinical diagnostics market, and even if it does develop these products they may not receive needed regulatory clearances or approvals and the Applied Biosystems group may not be able to manufacture these products in accordance with regulatory requirements. The Applied Biosystems group intends to commit significant resources to the development of instruments for use in the clinical diagnostics market. Although the group has experience in developing and commercializing instrumentation for the life science research market, the group has only limited prior experience with products of any type for use in the regulated clinical diagnostics market. This is an emerging business area for the Applied Biosystems group, and the group may not have or be able to obtain the necessary expertise to successfully develop instruments for use in this market. In addition, in the U.S. and other countries, instruments cannot be marketed for clinical diagnostics use until they first receive regulatory clearance or approval. The regulatory review and clearance or approval process can be time consuming and require substantial expense and may not be successful. Even if the Applied Biosystems group obtains regulatory clearance or approval for an instrument for use in the clinical diagnostics market, the manufacture, sale, and distribution of that product may be subject to ongoing regulatory requirements. The inability to comply with these requirements could cause the Applied Biosystems group to suspend the manufacture or sale of these products and delay or prevent the group from generating revenues from the sale of these products.

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

Several legal actions have been filed against us that could affect the intellectual property rights of the Applied Biosystems group and its products and services, including the following:

•	In response to claims by us against MJ Research, Inc., MJ Research filed counterclaims against us including, among others, allegations that we have licensed and enforced some polymerase chain reaction, or “PCR,” patents through anticompetitive conduct in violation of federal and state antitrust laws. These claims have been rejected as a result of a jury verdict and a series of summary judgment rulings by the court, but MJ Research has filed a notice of appeal. Subsequently, MJ Research filed a lawsuit against us based on the allegation that four patents underlying the Applied Biosystems group’s DNA sequencing instruments were invalidly obtained because an alleged inventor, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the lawsuit. The case was dismissed but the decision was appealed by MJ Research. On November 21, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal.
•	Promega Corporation has filed a lawsuit against us alleging that the Applied Biosystems group, along with some other named defendants, is infringing two Promega patents due to the sale of forensic identification and paternity testing kits.
•	Beckman Coulter, Inc. has filed a lawsuit against us alleging that the Applied Biosystems group is infringing three Beckman Coulter patents. The allegedly infringing products are the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems.
•	Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University have filed a lawsuit against us alleging that we are infringing six patents due to the sale of sequencing reagent kits, TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with the Applied Biosystems group’s Expression Array System.
•	Bio-Rad Laboratories, Inc. has filed a lawsuit against us alleging that we are infringing one of its patents due to our sale of instruments using, and reagents used for, capillary electrophoresis, and one of its trademarks due to our use of the BioCAD® name.
•	Molecular Diagnostics Laboratories has filed a class action complaint against us and Hoffmann-La Roche, Inc. alleging anticompetitive conduct in connection with the sale of Taq DNA polymerase and PCR-related products. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase.
•	In response to patent infringement claims made by us against Bio-Rad Laboratories, Inc., MJ Research, Inc. and Stratagene Corporation, Bio-Rad, MJ Research, and Stratagene have filed counterclaims seeking declaratory judgments that our U.S. Patent No. 6,814,934 in the field of real-time PCR is invalid and not infringed.
•	In response to a claim that we, MDS, Inc., and our Applied Biosystems/MDS Sciex Instruments joint venture with MDS filed against Thermo Electron Corporation, Thermo Electron has filed a counterclaim seeking a declaratory judgment that our U.S. Patent No. 4,963,736 is invalid. Subsequent to the filing of this action against Thermo Electron, its subsidiary Thermo Finnigan LLC filed a lawsuit against us alleging that we are infringing one of its patents as a result of, for example, the Applied Biosystems group’s commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan subsequently filed a second lawsuit against us, MDS, and the Applied Biosystems/MDS Sciex Instruments joint venture alleging that we and the other defendants have infringed one of Thermo Finnigan’s patents as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system.

These cases are described in further detail in Part I, Item 3, of our 2005 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including Part II, Item 1 of this report. The cost of litigation and the amount of

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

management time associated with these cases is expected to be significant. There can be no assurance that these matters will be resolved favorably; that we will not be enjoined from selling the products or services in question or other products or services as a result; or that any monetary or other damages assessed against us will not have a material adverse effect on the financial condition of our company, the Applied Biosystems group, the Celera Genomics group, or Celera Diagnostics.

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

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 55% of the Applied Biosystems group’s net revenues for our 2005 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

The Applied Biosystems group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Applied Biosystems.The Applied Biosystems group’s research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Applied Biosystems group’s products are hazardous materials or include hazardous materials. The Applied Biosystems group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Applied Biosystems group could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. In addition, the Applied Biosystems group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Applied Biosystems group fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could have a material adverse effect on the Applied Biosystems group’s business and financial condition.

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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $828 million as of December 31, 2005, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and diagnostic and therapeutic product discovery and development. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations. As a result, the Celera Genomics group may not be able to achieve profitable operations.

The Celera Genomics group’s therapeutic product business is focused on the discovery of potential therapeutic targets, and the group does not have the capability to advance therapeutic targets into development without collaborating with other companies or licensing its targets to other companies. We recently announced plans for the Celera Genomics group to partner or sell its small molecule drug development and discovery programs. As a consequence of this decision, the Celera Genomics group reduced its workforce and eliminated substantially all of its personnel with capabilities in the field of drug development. Although the Celera Genomics group continues to conduct therapeutic target discovery research, it does not currently have the personnel or other resources necessary to develop any potential therapeutic products for those targets or to move any potential therapeutic products through pre-clinical or clinical development, and the Celera Genomics group does not currently plan to develop those capabilities. As a result, for the foreseeable future the Celera Genomics group expects that it will only be able to develop, or participate in the development of, therapeutic products for targets that it discovers by collaborating with other companies or by licensing targets to other companies. There can be no assurance that other companies will be interested in entering into these relationships with the Celera Genomics group, or that they will be interested in doing so on terms that we consider acceptable.

The Celera Genomics group’s diagnostics business is substantially dependent on a strategic alliance agreement with Abbott Laboratories. The Celera Genomics group entered into this agreement with Abbott for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are not within the Celera Genomics group’s control. Future strategic alliances, if any, with other third parties are likely to be subject to similar terms and conditions.

The Celera Genomics group’s diagnostic product business is dependent on entering into other partnerships, joint ventures, alliances, and other forms of collaborations with other companies. The Celera Genomics group’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into these types of arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators.

The Celera Genomics group’s diagnostics and/or therapeutics businesses could be adversely affected if collaborators or licensees fail to perform under their agreements with the Celera Genomics group or if they terminate those agreements.Each of the Celera Genomics group’s existing collaboration and other agreements may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials and commercialization activities by the Celera Genomics group’s collaborators are not within the Celera Genomics group’s control. The Celera Genomics group cannot ensure that its collaborators or licensees will perform their obligations as expected. If any of the Celera Genomics group’s collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, the development or commercialization of diagnostic or therapeutic products may be delayed or otherwise adversely affected. If the Celera Genomics group assumes responsibilities for continuing programs on its own after termination of a collaboration or other agreement, the Celera

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel some development programs.

The Celera Genomics group’s efforts to discover diagnostic markers and therapeutic targets depend, in part, on the use of novel and unproven discovery methods. It is therefore possible that the Celera Genomics group’s discovery efforts will not result in any new diagnostic markers or therapeutic targets that could be developed into commercial diagnostic or therapeutic products. The Celera Genomics group and its collaborators are seeking to identify diagnostic markers that can be used to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date. Also, the Celera Genomics group is seeking to identify novel targets for the development of new treatments for disease through the use of technology in the field of proteomics, the study of proteins. The Celera Genomics group is also seeking to incorporate novel disease association study findings arising from its disease association studies conducted as part of its diagnostic marker discovery efforts into its therapeutic target discovery efforts. To our knowledge, neither of these approaches to target discovery has to date been effectively used to develop a therapeutic product that has been commercialized, and therefore the potential benefit to the Celera Genomics group of its use of proteomics technology and disease association study information to support therapeutic target discovery is unknown.

For some of the Celera Genomics group’s diagnostic research and product development programs and therapeutic target discovery research programs, the Celera Genomics group needs access to human tissue and/or blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If the Celera Genomics group loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and the Celera Genomics group’s business could be adversely affected.

Diagnostic product candidates and therapeutic target discoveries may never result in a commercialized product. Most of the Celera Genomics group’s diagnostic product candidates are in various stages of research and development and will require significant additional research and development efforts by the Celera Genomics group or its collaborators before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. All of the Celera Genomics group’s therapeutic small molecule program product candidates, which will be partnered, sold or terminated, will require significant additional research and development efforts by the companies with which they are partnered or to whom they are sold before they can be marketed. Similarly, all of the Celera Genomics group’s therapeutic target discoveries will require significant additional research and development efforts before therapeutic product candidates against such targets are identified, if any. For potential therapeutic products, these efforts include extensive preclinical and clinical testing and lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries. For the foreseeable future, the Celera Genomics group expects that it will only be able to develop, or participate in the development of, therapeutic products for targets that it discovers by collaborating with other companies or by licensing targets to other companies. The Celera Genomics group’s development of diagnostic and therapeutic products, including development efforts through collaborators or licensees, is highly uncertain and subject to a number of significant risks. To date, the Celera Genomics group, whether working alone or with collaborators, has not commercialized any therapeutic product and the Celera Genomics group does not expect any of its therapeutic product candidates to be commercially available for a number of years, if ever. Diagnostic and therapeutic product candidates that appear to be promising at early stages of development may later be found to be ineffective or to cause harmful side effects, or to have limited medical value. Furthermore, even if these products are found to be safe and effective they may never be developed into commercial products due to considerations such as: inability to obtain required regulatory clearances or approvals; inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

If the Celera Genomics group or its collaborators or licensees fail to satisfy regulatory requirements for any diagnostic or therapeutic product candidate, the Celera Genomics group or its collaborators or licensees may be unable to complete the development and commercialization of that product. The Celera Genomics group is currently developing its internal capability to move potential diagnostic products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either the Celera Genomics group or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of the Celera Genomics group’s or its collaborators’ or licensees’ diagnostic and therapeutic product candidates is safe and effective in humans for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims or as a therapeutic, as applicable. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If the Celera Genomics group or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic or therapeutic product candidate, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials, and the Celera Genomics group cannot be certain that it or its collaborators or licensees will show sufficient safety and effectiveness in its clinical trials to allow them to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful.

Even if the Celera Genomics group or its collaborators or licensees obtain regulatory clearance or approval for a particular diagnostic or therapeutic product, that product will remain subject to ongoing regulatory requirements, and our inability to meet these requirements could prevent or require us to suspend commercialization of a product. Our manufacture of diagnostic products is subject to the U.S. Food and Drug Administration’s Quality System Regulations, and manufacture of therapeutic products by our collaborators or licensees is subject to the FDA’s Good Manufacturing Practices regulations. In addition, identification of some adverse side effects after a therapeutic product is on the market or the occurrence of manufacturing problems for either diagnostic or therapeutic products could cause subsequent suspension of product manufacture or withdrawal of regulatory approval, or could require reformulation of a diagnostic or therapeutic product, additional testing, or changes in labeling of the product. This could delay or prevent the Celera Genomics group from generating revenues from the sale of that diagnostic or therapeutic product.

Clinical trials of diagnostic or therapeutic product candidates may not be successful. This is particularly applicable to clinical trials of therapeutic product candidates, which are subject to more extensive regulatory requirements than clinical trials of potential diagnostic products. Clinical trials may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of the Celera Genomics group's or its collaborators’ or licensees' diagnostic or therapeutic product candidates. Many companies in the pharmaceutical and diagnostics industries, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. The results from pre-clinical studies may be different from the results that are obtained in clinical trials. Factors that could cause delays in or termination of or otherwise adversely affect the success of clinical trials of a therapeutic product candidate include:

•	the Celera Genomics group’s or its collaborators' or licensees' therapeutic product candidates may not prove to be efficacious or may cause unacceptable toxicity or other harmful side effects;
•	negative or inconclusive clinical trial results may require the Celera Genomics group or its collaborators or licensees to conduct further testing or to abandon projects that appeared promising in preliminary studies;
•	registration or enrollment of patients or other volunteer participants in the Celera Genomics group’s or its collaborators’ or licensees' clinical testing may be lower than anticipated, resulting in delay or cancellation of clinical testing; and
•	regulators or institutional review boards may prevent, delay, suspend, or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients or other volunteers are being exposed to unacceptable health risks.

Also, the clinical testing of therapeutic product candidates may be delayed or abandoned if other therapeutic product candidates are later discovered that show significantly improved safety or efficacy compared to the then-current product candidates. Any of the foregoing events could limit the Celera Genomics group’s ability to generate revenues, cause the Celera Genomics group to incur additional expenses, and adversely affect the Celera Genomics group’s financial results.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Clinical trials may take several years or more and can be very expensive. The length of time for clinical trials generally varies substantially according to the type, complexity, novelty, and intended use of a product candidate. The duration and costs of clinical trials, particularly clinical trials for a therapeutic product candidate, may vary significantly over the life of a project as a result of factors relating to the trial, including, among others:

•	the number of patients or other volunteers that ultimately participate in the trial;
•	the duration of participant follow-up that is appropriate in view of the results;
•	the number of clinical sites included in the trials; and
•	the length of time required to enroll suitable participants.

The Celera Genomics group relies on other companies to conduct ongoing clinical trials of small molecule drug candidates. The Celera Genomics group is continuing to conduct clinical trials of some of its small molecule drug candidates while it seeks to partner or sell its small molecule drug and discovery programs. The Celera Genomics group has limited experience in conducting clinical trials and may not be able to rapidly or effectively continue the further development of these small molecule drug candidates and meet current or future requirements, if any, identified by the U.S. Food and Drug Administration. The Celera Genomics group does not have the ability to independently conduct these clinical trials, and must rely on other companies, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct clinical trials. If these other companies do not successfully perform their contractual duties or regulatory obligations or meet expected deadlines, if the other companies need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to the Celera Genomics group’s clinical protocols or regulatory requirements or for other reasons, these clinical trials may be extended, delayed, suspended, or terminated.

The Celera Genomics group does not have sales and service capability in the clinical diagnostics market. The Celera Genomics group currently does not have a sales and service organization for its diagnostic products. Accordingly, its ability to successfully sell these products depends on its ability to develop a sales and service organization, work with Abbott Laboratories under the existing strategic alliance agreement that is described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions where the Celera Genomics group uses third party distributors for its diagnostic products, its success in marketing these products depends to a great extent on the efforts of the distributors.

The Celera Genomics group has limited manufacturing experience and capability for its diagnostic products and may encounter difficulties expanding the operations of its diagnostic products business. If diagnostic product sales or clinical trial usage needs increase, the Celera Genomics group may have to increase the capacity of its diagnostic product manufacturing processes and facilities or rely on its collaborators in this field of business, if any. The Celera Genomics group may encounter difficulties in scaling-up diagnostic product manufacturing processes and may be unsuccessful in overcoming such difficulties. In such circumstances, the Celera Genomics group’s ability to meet diagnostic product demand or clinical trial usage needs may be impaired or delayed.

The Celera Genomics group’s diagnostic product manufacturing facilities are subject, on an ongoing basis, to the U.S. Food and Drug Administration’s Quality System Regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices and the State of California Department of Health Services Food and Drug Branch requirements. The Celera Genomics group may encounter difficulties expanding its diagnostic product manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand or clinical trial usage needs.

The Celera Genomics group’s diagnostic product manufacturing operations are located in a facility in Alameda, California. The Celera Genomics group expects to operate its diagnostic product manufacturing out of this facility for the foreseeable future, and it does not have alternative production plans in place or alternative facilities available should its existing manufacturing facility cease to function. Accordingly, the Celera Genomics group’s diagnostic product business could be adversely affected by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders or clinical trial usage needs on a timely basis.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Single suppliers or a limited number of suppliers provide key components of the Celera Genomics group’s diagnostic products. If these suppliers fail to supply these components, the Celera Genomics group may be unable to satisfy product demand or clinical trial usage needs. Several key components of the Celera Genomics group’s products come from, or are manufactured for the Celera Genomics group by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, fluorescent dyes, phosphoramadites, and oligonucleotides. The Celera Genomics group acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply the Celera Genomics group with specified quantities over any set period of time or set aside part of its inventory for the Celera Genomics group’s forecasted requirements. The Celera Genomics group has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, in order to maintain compliance with Quality System Regulations, the Celera Genomics group must verify that its suppliers of key components are in compliance with all applicable U.S. Food and Drug Administration regulations. The Celera Genomics group believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If the Celera Genomics group’s diagnostic product sales increase beyond the forecast levels, or if its suppliers are unable or unwilling to supply items on commercially acceptable terms or comply with regulations applicable to manufacturing of the Celera Genomics group’s diagnostic products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand or clinical trial usage needs.

In addition, if any of the components of the Celera Genomics group’s products are no longer available in the marketplace, it may be forced to further develop its products or technology to incorporate alternate components. The incorporation of new components into its diagnostic products may require the Celera Genomics group to seek clearances or approvals from the FDA or foreign regulatory agencies prior to commercialization.

The Celera Genomics group’s collaborations with outside experts may be subject to restriction and change. The Celera Genomics group collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to the Celera Genomics group’s research and development efforts. These advisors and collaborators are not employees of the Celera Genomics group and may have other commitments that limit their availability to the Celera Genomics group. Although they generally agree not to do competing work, if a conflict of interest arises between their work for the Celera Genomics group and their work for another entity, the Celera Genomics group may lose the services of these experts. In addition, although the Celera Genomics group’s advisors and collaborators sign agreements not to disclose the Celera Genomics group’s confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including the Celera Genomics group’s competitors, through them.

The pharmaceutical and diagnostics industries are intensely competitive and evolving. There is intense competition among healthcare, pharmaceutical, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic and therapeutic products. These companies may:

•	develop new diagnostic or therapeutic products in advance of the Celera Genomics group or its collaborators or licensees;
•	develop products which are more effective diagnostic products or therapeutic products, or more cost-effective, than those developed by the Celera Genomics group or its collaborators or licensees;
•	obtain regulatory clearances or approvals of their diagnostic or therapeutic products more rapidly than the Celera Genomics group or its collaborators or licensees; or
•	obtain patent protection or other intellectual property rights that would limit the ability of the Celera Genomics group or its collaborators or licensees to develop and commercialize diagnostic or therapeutic products, or that would limit the ability of customers to use such products.

The Celera Genomics group’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with the diagnostic products offered by the Celera Genomics group or its collaborators, such as analyte specific reagents, diagnostic test kits or diagnostic testing services

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

that perform the same or similar purposes as the Celera Genomics group’s or its collaborators’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by the Celera Genomics group or its collaborators. For example, a clinical laboratory can use either reagents purchased from manufacturers other than the Celera Genomics group, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by the Celera Genomics group for use in the testing of the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by the Celera Genomics group or its collaborators because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical testing laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

Also, a substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories, including those identified above, and therefore the Celera Genomics group expects to rely on these laboratories for a substantial portion of its diagnostics business sales. The Celera Genomics group’s inability to establish or maintain one or more of these laboratories as a customer could adversely affect its business, financial condition, and operating results.

The Celera Genomics group’s diagnostic products may not be fully accepted by physicians and laboratories. The growth and success of the Celera Genomics group’s diagnostics business depends on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. The Celera Genomics group expects that most of its diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by doctors and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by doctors and clinicians for these purposes is relatively new. The Celera Genomics group cannot be certain that doctors and clinicians will want to use its products designed for these purposes.

Even if genetic testing is accepted as a method to manage health care, the Celera Genomics group cannot be certain that its diagnostic products will be accepted in the clinical diagnostics market. If genetic testing becomes widely accepted in the clinical diagnostics market, the Celera Genomics group cannot predict the extent to which doctors and clinicians may be willing to utilize the Celera Genomics group’s diagnostic products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as the Celera Genomics group's products.

If insurance companies and other third-party payors do not reimburse doctors and patients for the Celera Genomics group’s diagnostic tests, its ability to sell its products to the clinical diagnostics market will be impaired. Sales of the Celera Genomics group’s diagnostic products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the U.S., managed care organizations, and private insurance plans. Physicians’ recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other third-party payors. Third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered “reasonably necessary” for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of the Celera Genomics group’s diagnostic products. This could limit the ability of the Celera Genomics group to sell its diagnostic products, cause the Celera Genomics group to reduce the prices of its products, or otherwise adversely affect the Celera Genomics group’s operating results.

Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process that requires the Celera Genomics group to provide scientific and clinical support for the use of each of its diagnostic products to each payor separately with no assurance that such approval will be obtained. This process can delay the broad market introduction of new products and could have a negative effect on the Celera Genomics group’s revenues and operating results.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Introduction of new diagnostic and therapeutic products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group or its collaborators or licensees could expose the Celera Genomics group to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic and therapeutic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors based on a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages. Although the Celera Genomics group expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic and therapeutic products, there can be no assurance that such insurance will be available on commercially reasonable terms, if at all, or that the amount of coverage obtained will be adequate to cover losses from any particular claim.

The Celera Genomics group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to the Celera Genomics group. The Celera Genomics group’s diagnostic and therapeutic research and development activities, and diagnostic manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Celera Genomics group’s diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. The Celera Genomics group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Celera Genomics group could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, the Celera Genomics group could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. The group could be held similarly responsible for the actions of its other collaborators or licensees. In addition, the Celera Genomics group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Celera Genomics group fails to comply with any of these laws, regulations, or permits, or if the Celera Genomics group is held indirectly responsible for conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could have a material adverse effect on the Celera Genomics group’s business and financial condition.

The Celera Genomics group’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. The Celera Genomics group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and its collaborators via the Internet. Also, the Celera Genomics group relies on a global enterprise software system to operate and manage its business. The Celera Genomics group’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera Genomics group’s hardware or software malfunctions or access to the Celera Genomics group’s data by the Celera Genomics group’s internal research personnel or collaborators through the Internet is interrupted, the group’s business could suffer.

The Celera Genomics group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its and its collaborators’ diagnostic products and therapeutic target discovery, research, and development programs, including its associated computational needs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by third parties could adversely affect the Celera Genomics group’s business.

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

The Celera Genomics group also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera Genomics group protects its trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and the Celera Genomics group may not have adequate remedies for a breach. In addition, the Celera Genomics group’s trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether the Celera Genomics group’s reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of the Celera Genomics group’s diagnostic or therapeutic products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if the Celera Genomics group wins, the cost of these proceedings could adversely affect its business, financial condition and operating results.

The Celera Genomics group may infringe the intellectual property rights of third parties, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera Genomics group’s success in diagnostic and therapeutic discovery and development may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

The Celera Genomics group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to third parties, referred to as “interference proceedings.” Also, the Celera Genomics group may initiate patent litigation to enforce its patent rights or invalidate patents held by third parties. These legal actions may similarly be initiated against the Celera Genomics group by third parties alleging that the Celera Genomics group is infringing their rights. The cost to the Celera Genomics group of any patent litigation or proceedings, even if the Celera

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Genomics group is successful, could be substantial, and these legal actions may absorb significant management time. If infringement claims against the Celera Genomics group are resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera Genomics group could become subject to significant liabilities to third parties if these claims are resolved unfavorably to the Celera Genomics group. Similarly, contractual disputes related to existing license rights under third party patents may affect the Celera Genomics’ group’s ability to develop, manufacture, and sell its products.

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera Genomics group’s diagnostic and therapeutic products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of the Celera Genomics group.

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

Earthquakes could disrupt operations in California. The Celera Genomics group has headquarters, research and development, and administrative facilities in Alameda and South San Francisco, California. Alameda and South San Francisco are located near major California earthquake faults. The ultimate impact of earthquakes on the Celera Genomics group, its significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

Back to Index

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Applera-Celera Genomics stock price may be volatile. The market price of Applera-Celera Genomics stock has in the past been and may in the future be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, diagnostics, or life sciences industries generally;
•	price and volume fluctuations in the stock market at large which do not relate to the Celera Genomics group’s operating performance; and
•	comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Celera Genomics group’s ability to meet market expectations.

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

Back to Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on pages 51-52 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 44 of our 2005 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.    Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the second quarter of our 2006 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the second quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2005 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously filed Quarterly Report on Form10-Q for the first quarter of our current fiscal year, updating the information disclosed in our 2005 10-K. Set forth below is a further update to those disclosures, including specifically a description of some cases that were not previously disclosed as well as previously-disclosed cases in which there have been recent developments that may be material.

We believe that we have meritorious defenses against the claims currently asserted against us, including the claims described in our 2005 10-K as updated by the disclosures in our subsequent Quarterly Reports, including this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2005 10-K under the heading “Commercial Litigation,” as updated by the disclosures in our subsequent Quarterly Reports, including this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group.

We are involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we have licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents are unenforceable because of patent misuse, and that some of our patents are invalid and unenforceable because of inequitable conduct. MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research has been held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the '195, '202, '188 and '493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. The Court also awarded, on August 26, 2005, prejudgment interest of approximately $1 million. Additionally, on August 30, 2005, the Court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610. Both parties have filed notices of appeals of some of the rulings in the case, including the damages award and the order enjoining MJ Research.

Subsequent to the filing of our claims against MJ Research which are described in the preceding paragraph, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint is based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue are U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserts violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research is seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deems proper. MJ Research claims to be suing in the name of the U.S. government although the government has to date declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research filed an appeal. On November 21, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal.

Back to Index

Genetic Technologies Limited filed a patent infringement action against us in the U.S. District Court for the Northern District of California on March 26, 2003. They filed an amended complaint against us on August 12, 2003. The amended complaint alleged that we were infringing U.S. Patent No. 5,612,179, entitled “Intron Sequence Analysis Method for Detection of Adjacent and Remote Locus Alleles as Haplotypes,” and U.S. Patent No. 5,851,762, entitled “Genomic Mapping Method by Direct Haplotyping Using Intron Sequence Analysis.” The allegedly infringing products were cystic fibrosis reagent kits, TaqMan® genotyping and gene expression assay products for non-coding regions, TaqMan genotyping and gene expression assay services for non-coding regions, AmpFLSTR® kits, the SNPlex™ Genotyping System, the SNPbrowser™ tool, and the Celera Discovery System™ (“CDS”). The complaint also alleged that haplotyping analysis performed by our businesses infringed the patents identified above. Genetic Technologies Limited was seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deemed proper. On December 30, 2005, the case was dismissed pursuant to a settlement agreement signed on December 9, 2005.

We are involved in several legal actions with Thermo Electron Corporation and its subsidiary Thermo Finnigan LLC. These legal actions commenced when we, together with MDS, Inc. and our Applied Biosystems/MDS Sciex Instruments joint venture with MDS, filed a patent infringement action against Thermo Electron in the U.S. District Court for the District of Delaware on September 3, 2004. The complaint alleges infringement by Thermo Electron of U.S. Patent No. 4,963,736, and seeks monetary damages, costs, expenses, and other relief as the court deems proper. Thermo Electron has answered the complaint and counterclaimed for declaratory relief that the ‘736 patent is invalid, not infringed, and unenforceable, and is seeking dismissal of our complaint, a judgment that the ‘736 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Subsequent to the filing of the action against Thermo Electron, on December 8, 2004, Thermo Finnigan filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ‘654 patent is invalid, not infringed, and unenforceable, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ‘654 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Thermo Finnigan subsequently filed a second patent infringement action against us, MDS, and the Applied Biosystems/MDS Sciex Instruments joint venture, in the U.S. District Court for the District of Delaware on February 23, 2005. The complaint alleges that we and the other defendants have infringed U.S. Patent No. 6,528,784 as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ‘784 patent is invalid and not infringed, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ‘784 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

Item 1A. Risk Factors.

Pages 53 through 68 of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Part I, Item 2 of this report, include a restated description of the risk factors associated with the Applied Biosystems group and the Celera Genomics group businesses. These descriptions are incorporated into this Item by reference and supersede the descriptions of the risk factors associated with our businesses, including the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostic businesses, contained in our 2005 Annual Report on Form 10-K. The risks relating to our capital structure with two separate classes of common stock, contained in pages 95 through 102 of our 2005 10-K, remain applicable as set forth therein.

Back to Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the second quarter of fiscal 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)

October 1-October 31, 2005	3,772,703	$23.0228	3,772,703	10,125,700
November 1-November 30, 2005	3,252,400	$25.7045	3,252,400	6,352,997
December 1- December 31, 2005	3,100,597	$27.4528	3,100,597	3,100,597

Total	10,125,700	$25.2407	10,125,700	—

(1)	On July 27, 2005, we announced that our board of directors authorized the repurchase of up to 19,450,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (3) below. The authorization had no time restrictions and delegated to Company management discretion to purchase shares at times and prices it deemed appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. During the second quarter of fiscal 2006, the Company completed all repurchases under this authorization. All repurchases under this program were made through open market purchases and were funded using the Applied Biosystems group’s U.S. surplus cash and cash generated from domestic operations. Share amounts reflected in this column indicate the number of shares that remain authorized for repurchase under this authorization as of the first day of each of the months indicated and as of the end of the fiscal quarter.

(2)	On January 25, 2006, we announced that our board of directors authorized the repurchase of up to 5,000,000 shares of Applera-Applied Biosystems stock, in addition to the completed repurchase program described in footnote (1) above and the authorization described in footnote (3) below. The new authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases will be made from time to time depending on market conditions and will be funded using the Applied Biosystems group’s U.S. surplus cash and cash generated from domestic operations, as well as funds to be borrowed under our revolving corporate credit facility or from other sources, if and when required. Share amounts reflected in this column do not reflect this new authorization.

(3)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of fiscal 2006.

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the second quarter of fiscal 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (1)

October 1-October 31, 2005	—	$—	—	—
November 1-November 30, 2005	—	$—	—	—
December 1-December 31, 2005	—	$—	—	—

Total	—	$—	—	—

(l)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of fiscal 2006.

Back to Contents

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2005 Annual Meeting of Stockholders on October 20, 2005. At that meeting, our stockholders elected all of the nominees for director and ratified the selection of our independent registered public accounting firm. These proposals are described in the Proxy Statement and Notice of 2005 Annual Meeting of Stockholders dated September 12, 2005. The results of the voting of the stockholders with respect to these matters is set forth below.

I.	Election of Directors.

	Total Vote For Each Director	Total Vote Withheld From Each Director

Richard H. Ayers	209,175,931	4,845,412
Jean-Luc Bélingard	205,887,406	8,133,937
Robert H. Hayes	209,155,456	4,865,887
Arnold J. Levine	211,690,090	2,331,253
William H. Longfield	211,688,483	2,332,860
Theodore E. Martin	208,317,740	5,703,603
Carolyn W. Slayman	209,159,739	4,861,604
Orin R. Smith	211,661,875	2,359,468
James R. Tobin	211,577,994	2,443,349
Tony L. White	207,320,038	6,701,305

II.	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

FOR	AGAINST	ABSTAIN

209,281,044	3,822,178	918,121

Item 5. Other Information.

In January 2006, we announced plans for the Celera Genomics group to partner or sell its small molecule drug development and discovery programs. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Item 1 of Part I of this report for further information about this decision. We are still evaluating the financial effect of this decision and are unable to provide an estimate of the total amount expected to be incurred for each major type of cost associated with this decision. However, we currently expect that we will take pre-tax restructuring charges of approximately $30 million over the balance of fiscal 2006 associated with the decision, of which approximately $20 million will be cash charges.

Back to Index

Item 6.   Exhibits.

10.1	Agreement dated October 25, 2005, between Applera Corporation and Robert F.G. Booth, Vice President of Applera Corporation and Chief Scientific Officer of the Celera Genomics group.

10.2	Form of Restricted Stock Unit Award Agreement for fiscal 2006 awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.3	Amendment, dated as of November 17, 2005, to the Applera Corporation Deferred Compensation Plan.

10.4	Agreement and Plan of Merger dated as of December 24, 2005, by and among Ambion, Inc., Applera Corporation, Ambion Acquisition Corp., and Matthew M. Winkler, in his capacity as Representative.

10.5	Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005.

13.1	Annual Report to Stockholders for the fiscal year ended June 30, 2005, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).

13.2	Quarterly Report on Form 10-Q of Applera Corporation for the fiscal quarter ended September 30, 2005, to the extent incorporated herein by reference (Commission file number 1-4389).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION

By:	/s/ Dennis L. Winger
Dennis L. Winger
Senior Vice President and
Chief Financial Officer

By:	/s/ Ugo D. DeBlasi
Ugo D. DeBlasi
Vice President and
Controller
(Chief Accounting Officer)

Dated: February 7, 2006

Back to Index

EXHIBIT INDEX

Exhibit Number

10.1	Agreement dated October 25, 2005, between Applera Corporation and Robert F.G. Booth, Vice President of Applera Corporation and Chief Scientific Officer of the Celera Genomics group.

10.2	Form of Restricted Stock Unit Award Agreement for fiscal 2006 awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.3	Amendment, dated as of November 17, 2005, to the Applera Corporation Deferred Compensation Plan.

10.4	Agreement and Plan of Merger dated as of December 24, 2005, by and among Ambion, Inc., Applera Corporation, Ambion Acquisition Corp., and Matthew M. Winkler, in his capacity as Representative.

10.5	Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002