Form 10-Q
period 2006-03-31
APPLERA CORP
filed 2006-05-09
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of the close of business on May 2, 2006, there were 185,050,595 shares of Applera Corporation-Applied Biosystems Group Common Stock and 76,977,344 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION

Back to Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2005	2006	2005	2006

Products	$376,866	$399,197	$1,084,166	$1,140,835
Services	52,310	54,162	150,894	161,618
Other	40,254	44,402	119,067	107,223

Total Net Revenues	469,430	497,761	1,354,127	1,409,676

Products	180,841	191,493	536,393	555,132
Services	25,662	24,566	70,847	73,137
Other	4,419	3,720	15,270	10,779

Total Cost of Sales	210,922	219,779	622,510	639,048

Gross Margin	258,508	277,982	731,617	770,628
Selling, general and administrative	134,422	149,410	390,223	425,894
Research, development and engineering	86,844	67,359	248,191	210,198
Amortization of intangible assets	725		2,175	1,091
Employee-related charges, asset impairments and other	(951)	19,995	14,422	21,226
Asset dispositions and legal settlements		1,629	(38,172)	28,170
Acquired research and development		3,400		3,400

Operating Income	37,468	36,189	114,778	80,649
Gain on investments, net		3,125		7,628
Interest expense	(71)	(153)	(97)	(318)
Interest income	7,572	9,486	19,675	28,476
Other income (expense), net	743	845	3,910	3,553

Income before Income Taxes	45,712	49,492	138,266	119,988
Provision (benefit) for income taxes	11,038	(51,038)	32,626	(19,806)

Net Income	$34,674	$100,530	$105,640	$139,794

Applied Biosystems Group (see Note 4)
Net Income per Share
Basic	$0.28	$0.67	$0.85	$1.05
Diluted	$0.28	$0.65	$0.84	$1.02

Dividends Declared per Share	$0.0425	$0.0425	$0.1275	$0.1275

Celera Genomics Group (see Note 4)
Net Loss per Share
Basic and diluted	$(0.29)	$(0.31)	$(0.83)	$(0.77)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At June 30, 2005	At March 31, 2006

Assets
Current assets
Cash and cash equivalents	$779,401	$402,843
Short-term investments	645,084	535,359
Accounts receivable, net	383,938	365,726
Inventories, net	126,541	149,550
Prepaid expenses and other current assets	152,645	184,683

Total current assets	2,087,609	1,638,161
Property, plant and equipment, net	438,398	404,419
Goodwill and intangible assets, net	63,076	327,256
Other long-term assets	575,102	611,986

Total Assets	$3,164,185	$2,981,822

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$174,022	$186,527
Accrued salaries and wages	91,188	81,530
Accrued taxes on income	77,327	41,557
Other accrued expenses	250,134	292,056

Total current liabilities	592,671	601,670
Other long-term liabilities	227,431	242,643

Total Liabilities	820,102	844,313

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,130	2,131
Applera Corporation–Celera Genomics Group	743	768
Capital in excess of par value	2,132,364	2,176,427
Retained earnings	558,065	653,832
Accumulated other comprehensive loss	(41,787)	(54,064)
Treasury stock, at cost	(307,432)	(641,585)

Total Stockholders’ Equity	2,344,083	2,137,509

Total Liabilities and Stockholders’ Equity	$3,164,185	$2,981,822

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollar amounts in thousands)

	Nine months ended March 31,

	2005	2006

Operating Activities of Continuing Operations
Net income	$105,640	$139,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,882	68,051
Asset impairments	4,200	8,366
Employee-related charges and other	6,945	5,066
Share-based compensation programs	6,342	8,623
Sale of assets and legal settlements, net	(29,662)	51,885
Deferred income taxes	(8,413)	(44,895)
Acquired research and development		3,400
Changes in operating assets and liabilities:
Accounts receivable	22,441	23,658
Inventories	(151)	(9,387)
Prepaid expenses and other assets	(3,374)	(4,877)
Accounts payable and other liabilities	(54,412)	(71,136)

Net Cash Provided by Operating Activities of Continuing Operations	126,438	178,548

Net Cash Provided (Used) by Operating Activities of Discontinued Operations	488	(65)

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(69,990)	(36,058)
Proceeds from maturities of available-for-sale investments	1,722,460	139,373
Proceeds from sales of available-for-sale investments	563,348	326,066
Purchases of available-for-sale investments	(2,130,228)	(356,746)
Acquisitions and investments, net of cash acquired	(231)	(278,881)
Proceeds from the sale of assets, net	7,085	7,910

Net Cash Provided (Used) by Investing Activities of Continuing Operations	92,444	(198,336)

Financing Activities
Net change in loans payable		(49)
Principal payments on debt	(6,000)
Dividends	(25,019)	(16,128)
Purchases of common stock for treasury		(457,120)
Proceeds from stock issued for stock plans and other	25,676	124,571

Net Cash Used by Financing Activities	(5,343)	(348,726)

Effect of Exchange Rate Changes on Cash	17,131	(7,979)

Net Change in Cash and Cash Equivalents	231,158	(376,558)
Cash and Cash Equivalents Beginning of Period	507,870	779,401

Cash and Cash Equivalents End of Period	$739,028	$402,843

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

We consistently applied the accounting policies described in our 2005 Annual Report to Stockholders in preparing these unaudited interim financial statements. In addition, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (revised 2004)” in July 2005, as discussed in Note 5. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2005 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2005 Annual Report to Stockholders.

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the three and nine-months ended March 31:

	Three months ended March 31,		Nine months ended March 31,

Income/(charge) (Dollar amounts in millions)	2005	2006	2005	2006

Severance and benefit costs	$—	$(10.7)	$(11.3)	$(12.2)
Excess lease space		(0.8)	(3.8)	(0.8)
Asset impairments		(8.0)	(0.2)	(9.1)
Other		(1.4)		(1.4)
Reduction of expected costs	0.9	0.9	0.9	2.3

Total employee-related charges, asset impairments and other	$0.9	$(20.0)	$(14.4)	$(21.2)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$(1.7)	$—
Asset dispositions and legal settlements		(1.6)	38.2	(28.2)
Acquired research and development		(3.4)		(3.4)
Investment gains		3.1		7.6
Tax items		63.3		48.8

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

The severance charges for the first nine months of fiscal 2005 related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into Applied Biosystems/MDS Sciex Instruments business, a 50/50 joint venture between the Applied Biosystems group and MDS Inc. The positions eliminated were primarily in the areas of research, manufacturing, sales and administration.

As of June 30, 2005, all of the affected employees had been terminated and substantially all cash payments related to the terminations had been made. In regards to the excess lease space charge, through the nine months ended March 31, 2006, we had made cash payments of $0.3 million. The cash expenditures were funded by cash provided by operating activities.

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

The Applied Biosystems group recorded pre-tax benefits of $1.4 million in the first nine months of fiscal 2006 for reductions in anticipated employee-related costs associated with the severance and benefit charges recorded in fiscal 2005.

In the fourth quarter of fiscal 2005, the Applied Biosystems group decided to pursue the sale of its San Jose, California facility and recorded a pre-tax impairment charge of $1.7 million related to that decision. In the first quarter of fiscal 2006, the Applied Biosystems group recorded an additional $1.1 million pre-tax impairment charge to write-down the carrying amount of the facility to its current estimated market value less estimated selling costs. In the third quarter of fiscal 2006, the Applied Biosystems group entered into an agreement to sell the facility and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the sales price per the agreement. The sale is expected to be completed in the fourth quarter of fiscal 2006. Please see Note 8 for additional information.

Other

During the first nine months of fiscal 2006, the Applied Biosystems group made cash payments of $10.6 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of March 31, 2006.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.5	Fiscal 2006 – Fiscal 2007
Fiscal 2005 employee-related charge	0.2	Fiscal 2006 – Fiscal 2007
Fiscal 2005 excess lease space and other charges	2.2	Fiscal 2006 – Fiscal 2011

	$2.9

Celera Genomics group

Fiscal 2005

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

As of March 31, 2005, the majority of the affected Paracel employees had been terminated. Substantially all cash payments related to these terminations were made as of June 30, 2005. During the first nine months of fiscal 2006, we made cash payments of $1.5 million related to the excess lease space charge. The cash expenditures were funded by available cash. The remaining cash expenditures of approximately $3.6 million related to excess lease space are expected to be disbursed by fiscal 2011.

Fiscal 2006

In the third quarter of fiscal 2006, the Celera Genomics group recorded pre-tax charges of $20.9 million related to its decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera Genomics group. The charge consisted of $10.7 million for severance and benefit costs, $8.0 million for asset impairments, $0.8 million for excess lease space, and $1.4 million for other disposal costs. The severance charges related primarily to staff reductions in small molecule drug discovery and development. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its current estimated market value less estimated selling costs, as well as write-offs of leasehold improvements. As of March 31, 2006, all of the affected employees had been notified and the majority of them had been terminated. We anticipate that all affected employees will be terminated by June 30, 2006. Through March 31, 2006, we made cash payments of $4.9 million related to the employee terminations and $0.6 million related to other disposal costs.

Other

In the fourth quarter of fiscal 2005, the Celera Genomics group recorded a pre-tax charge of $3.4 million related to the discontinuation of the Online/Information Business, an information products and service business. This charge consisted of $1.8 million for severance and benefit costs and $1.6 million for asset impairments, primarily related to information-technology leases. During the first nine months of fiscal 2006, the Celera Genomics group made cash payments of $1.5 million for severance and employee benefits and $1.5 million primarily for information technology leases related to this charge. The cash expenditures were funded by available cash. As of September 30, 2005, all affected employees had been terminated. The remaining cash expenditures related to this action of approximately $0.2 million are expected to be disbursed by the end of fiscal 2006.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Other Events Impacting Comparability

Asset dispositions and legal settlements

The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of patent infringement and breach of contract claims.

In the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets. The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in October 2007, 2008, and 2009.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to an outstanding litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera Genomics group. The charge included an estimate of the liability that would be incurred by us to resolve the litigation matter and the arbitration award described below. In the second quarter of fiscal 2006, we recorded an additional pre-tax charge of $3.1 million as a result of the final determination of interest related to the arbitration award. We paid all amounts related to this arbitration matter in January 2006. The arbitration matter involved the interpretation of a license agreement relating to DNA sequencing reagents and kits. Amersham had alleged, among other things, that the Applied Biosystems group had underpaid royalties under the license agreement. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements. As mentioned above, the Applied Biosystems group recorded an additional charge of $3.1 million in the second quarter of fiscal 2006 related to the award.

On April 26, 2006, we joined with Beckman Coulter, Inc. in announcing the establishment of terms of a settlement to resolve all outstanding legal disputes between us regarding claims to some patented capillary electrophoresis technology and PCR instrumentation technology. As part of the settlement, the parties agreed to grant royalty-bearing licenses to each other. Additionally, the Applied Biosystems group will make a special payment to Beckman Coulter for rights to some Beckman Coulter technology and for the release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter will make quarterly payments to the Celera Genomics group for diagnostic rights to some Applera technology. The U.S. District Court for the Central District of California has stayed its proceedings for 90 days pending completion of definitive agreements based on these terms.

In the third quarter of fiscal 2006, we recorded a net pre-tax charge of $1.6 million, primarily comprised of a charge of $35.0 million related to the settlement with Beckman Coulter described above and a benefit of $33.4 million related to a settlement agreement involving patent infringement claims brought by us against Bio-Rad Laboratories, Inc. and MJ Research, Inc. The Bio-Rad Laboratories settlement resolves litigation brought by Bio-Rad against us for patent and trademark infringement, and counterclaims by us against Bio-Rad. By March 31, 2006, we had received all amounts related to the Bio-Rad settlement. See Note 13 for further information on these settlements.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Acquired research and development

In the third quarter of fiscal 2006, the Applied Biosystems group recorded a $3.4 million charge to write-off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of the Research Products Division of Ambion, Inc. As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses. The amount attributed to acquired IPR&D was based on an independent appraisal. See Note 3 for more information on this acquisition.

Investments

The Celera Genomics group recorded pre-tax gains of $4.5 million in the first quarter and $3.1 million in the third quarter of fiscal 2006 in the condensed consolidated statements of operations in gain on investments, net from the sale of non-strategic minority equity investments.

Tax items

In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan. In the second quarter of fiscal 2006, the Applied Biosystems group recorded tax charges of $28.0 million related to repatriation of cash balances held outside the U.S. This charge included the estimated tax on a $500 million repatriation of cash as well as anticipated taxes on additional overseas dividends. Additionally, in the third quarter of fiscal 2006, the Applied Biosystems group recorded tax benefits of $63.3 million related to a completed Internal Revenue Services (“IRS”) exam, state valuation allowance reversal, and R&D credits. The IRS completed the audit of Applera for the fiscal years 1996 through 2003 and as a result, the Applied Biosystems group recorded favorable adjustments of $32.2 million to existing tax liabilities. A net of federal tax $24.8 million increase in the net state deferred tax assets primarily related to a reduction in valuation allowance and the write-off of some state deferred tax assets. The reduction in the valuation allowance was due to management’s reassessment of the future realization of deferred tax assets based on revised forecasted taxable income which includes the impacts of a change in the apportionment of income to California, a reduction in R&D spending, and increased revenues and profits from our worldwide operations. Also, Applera completed its assessment of fiscal years 2001 through 2004 R&D activities and as a result, the Applied Biosystems group recorded a net benefit of $6.3 million for additional R&D credits.

Note 3 – Acquisition

Effective March 1, 2006, we acquired the Research Products Division of Ambion, Inc. for approximately $279 million in cash, including closing transaction costs. Ambion, which is based in Austin, Texas, is a leading supplier of ribonucleic acid (RNA) based reagents for life science research and drug development. Ambion develops and supplies innovative consumable products for stabilizing, synthesizing, handling, isolating, storing, detecting, and quantifying RNA. We believe that the acquisition will drive growth by delivering more complete customer workflow solutions and by expanding the Applied Biosystems group’s consumables product offering. We expect that Ambion’s RNA R&D expertise, consumables manufacturing capabilities, and culture of scientific innovation will complement our existing strengths. Ambion will continue to be based in Austin, Texas.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

We allocated the purchase price of $279.3 million to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)

Current assets	$28.2
Long-term assets	16.0
Current liabilities	(8.5)
Long-term liabilities	(23.4)

Tangible net assets acquired, at approximate fair value	12.3

Goodwill	206.5
Customer relationships	27.1
Existing technology	24.8
Trade name	4.9
Acquired IPR&D	3.4
Purchase order backlog	0.3

Total intangible assets	267.0

Total purchase price	$279.3

We are amortizing the recorded values of the intangible assets, other than the acquired IPR&D and the trade name, over their expected period of benefit, which on a weighted average basis is 5.5 years. An established client list, a recognized company name in the RNA field, a strong scientific employee base, and operations in a complementary consumables business were among the factors that contributed to a purchase price resulting in the recognition of goodwill. The goodwill and the trade name will be tested for impairment as part of our annual impairment test at the reporting unit level. In the third quarter of fiscal 2006, the Applied Biosystems group recorded approximately $1 million of amortization of intangible assets and a $3.4 million charge to write-off the value of acquired IPR&D (see Note 2) from this acquisition. We recorded a $7.9 million deferred tax asset, included in current assets, for net operating loss carryforwards and other temporary differences of Ambion that we expect to use. The goodwill recognized will not be deductible for federal income tax purposes.

The net assets and results of operations of Ambion have been included in our condensed consolidated financial statements since the date of the acquisition, and have been allocated to the Applied Biosystems group. The following selected pro forma financial information for Applera and the Applied Biosystems group has been prepared assuming the acquisition had occurred at the beginning of fiscal 2005 and gives effect to purchase accounting adjustments:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions except per share amounts)	2005	2006	2005	2006

Applera Corporation
Net revenues	$482.0	$507.9	$1,388.1	$1,446.8
Net income	33.7	86.4	101.1	123.8

Applied Biosystems Group
Net revenues	$467.4	$500.8	$1,342.5	$1,425.2
Net income, as allocated	54.6	109.7	161.8	181.2
Basic per share	0.28	0.60	0.83	0.96
Diluted per share	0.27	0.58	0.81	0.94

There was no impact on the Celera Genomics group related to this acquisition.

On consummation of the acquisition, the Applied Biosystems group recorded a $3.4 million non-cash charge to write-off the value of acquired IPR&D, which has been included in the pro forma results above. This unaudited pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 2005 or of the future operations of the combined companies.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 4 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2005	2006	2005	2006

Net income (loss)	$55.5	$124.4	$(21.0)	$(23.3)
Allocated interperiod taxes	0.1	(0.6)

Total net income (loss) allocated	55.6	123.8	(21.0)	(23.3)
Less dividends declared on common stock	8.4	7.9

Undistributed earnings (loss)	$47.2	$115.9	$(21.0)	$(23.3)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.24	0.63	(0.29)	(0.31)

Total basic earnings (loss) per share	$0.28	$0.67	$(0.29)	$(0.31)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.24	0.61	(0.29)	(0.31)

Total diluted earnings (loss) per share	$0.28	$0.65	$(0.29)	$(0.31)

Weighted average number of common shares
Basic	196.4	183.5	73.4	75.8
Common stock equivalents	2.7	7.0

Diluted	199.1	190.5	73.4	75.8

______________
(1)	Amounts represent actual dividends per share distributed.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the nine months ended March 31:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2005	2006	2005	2006

Net income (loss)	$165.3	$198.4	$(60.8)	$(57.4)
Allocated intercompany sales of assets		0.1
Allocated interperiod taxes	1.1	(1.3)

Total net income (loss) allocated	166.4	197.2	(60.8)	(57.4)
Less dividends declared on common stock	25.0	24.0

Undistributed earnings (loss)	$141.4	$173.2	$(60.8)	$(57.4)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.13	$0.13	$—	$—
Basic undistributed earnings (loss) per share	0.72	0.92	(0.83)	(0.77)

Total basic earnings (loss) per share	$0.85	$1.05	$(0.83)	$(0.77)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.13	$0.13	$—	$—
Diluted undistributed earnings (loss) per share	0.71	0.89	(0.83)	(0.77)

Total diluted earnings (loss) per share	$0.84	$1.02	$(0.83)	$(0.77)

Weighted average number of common shares
Basic	195.9	188.3	73.2	75.0
Common stock equivalents	2.7	4.7

Diluted	198.6	193.0	73.2	75.0

______________
(1)	Amounts represent actual dividends per share distributed.

Options to purchase stock at exercise prices greater than the average market prices of our common stocks were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, options to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera Genomics stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations at March 31:

(Shares in millions)	2005	2006

Applera Corporation-Applied Biosystems Group Common Stock	20.1	5.9
Applera-Celera Genomics stock	11.5	9.1

Note 5 – Share-Based Compensation

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

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

We recognize share-based compensation costs on a straight-line basis over the requisite service period for the entire grant. For the three and nine months ended March 31, 2006, total share-based compensation expense and the earnings per share effects of adopting the provisions of SFAS No. 123R were as follows:

	Applera-Applied Biosystems Stock		Applera-Celera Genomics Stock

(Dollar amounts in millions, except per share amounts)	Three months ended March 31	Nine months ended March 31	Three months ended March 31	Nine months ended March 31

Pre-tax share-based compensation expense	$3.7	$7.4	$0.4	$1.0
Tax benefit	1.1	2.2	0.1	0.2

Net expense	$2.6	$5.2	$0.3	$0.8

Basic earnings per share	$0.01	$0.03	$—	$0.01
Diluted earnings per share	0.01	0.03		0.01

The amounts above include pre-tax charges of $3.2 million for the third quarter and $5.8 million for the first nine months for our restricted stock plans, primarily allocated to the Applied Biosystems group, which would have been recorded as compensation expense under Accounting Principles Board Opinion No. (“APB Opinion No.”) 25, “Accounting for Stock Issued to Employees.” Cash received from option exercises under these plans was $124.6 million and the total intrinsic value of options exercised was $38.4 million in the first nine months of fiscal 2006. In connection with these exercises, we realized a tax benefit of $11.9 million in the first nine months of fiscal 2006.

We settle employee stock option exercises primarily with treasury shares, if available. As of March 31, 2006, we had 28.5 million treasury shares of Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”), and 13,500 treasury shares of Applera-Celera Genomics stock, including the 1993 Director Stock Purchase and Deferred Compensation Plan shares described below. In January 2006, we announced that our board of directors authorized the repurchase of up to 5 million shares of Applera-Applied Biosystems stock. This authorization supplements our existing authority to repurchase shares of Applera-Applied Biosystems stock and Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This new authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise.

The following table summarizes option activity under our stock option plans during the first nine months of fiscal 2006:

	Applera-Applied Biosystems Stock

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	35,348,668	$30.91
Granted	565,250	23.95
Exercised	(5,386,542)	18.69
Cancelled	(2,216,485)	47.87

Outstanding at March 31, 2006	28,310,891	32.04	5.75	$149.4 million
Exercisable at March 31, 2006	27,550,596	$32.30	5.66	145.8 million

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

	Applera-Celera Genomics Stock

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at June 30, 2005	10,412,800	$19.02
Granted	74,800	11.52
Exercised	(897,075)	9.53
Cancelled	(733,992)	49.84

Outstanding at March 31, 2006	8,856,533	17.69	5.68	$14.3 million
Exercisable at March 31, 2006	8,792,925	$17.73	5.65	14.3 million

The following table summarizes nonvested award activity under our restricted stock plans during the first nine months of fiscal 2006:

	Applera-Applied Biosystems Stock			Applera-Celera Genomics Stock

	Number of		Weighted-Average Grant-Date Fair Value	Number of		Weighted-Average Grant-Date Fair Value

	Shares	Units*		Shares	Units*

Nonvested at June 30, 2005	209,448		$20.98	60,834		$10.44
Granted	23,400	1,131,613	26.58	9,000	133,630	12.52
Vested	(74,166)		21.23	(29,306)		10.12
Cancelled		(19,250)	26.62		(1,775)	12.54

Nonvested at March 31, 2006	158,682	1,112,363	$25.98	40,528	131,855	$12.19

* Each restricted stock unit represents the right to receive a share of the corresponding class of common stock on satisfaction of the applicable vesting conditions.

As of March 31, 2006, we had $27.1 million of total unrecognized compensation costs related to nonvested awards and units that are expected to be recognized over a weighted average period of less than two years. At March 31, 2006, we had 50,800 shares of Applera-Applied Biosystems stock and 13,500 shares of Applera-Celera Genomics stock that have been deferred under our 1993 Director Stock Purchase and Deferred Compensation Plan and are treated as treasury shares for accounting purposes.

Pro Forma Disclosures – Prior to Adoption of SFAS No. 123R

Prior to fiscal 2006, we applied the provisions of APB Opinion No. 25 in accounting for our share-based plans. Under APB Opinion No. 25, we did not record any compensation cost related to stock options since the exercise price of stock options granted to employees, generally, equaled the fair market value of our stock prices at the date of grant. We also did not record any compensation expense related to our employee stock purchase plans since the provisions of these plans were deemed non-compensatory under APB Opinion No. 25. However, for restricted stock, the intrinsic value as of the grant date was amortized to compensation expense over the vesting period. We recorded pre-tax charges of $1.0 million ($0.7 million net of tax) for the third quarter and $3.1 million ($2.0 million net of tax) for the first nine months of fiscal 2005 for restricted stock under ABP Opinion No. 25. The following tables illustrate the effect on reported net income (loss) and earnings (loss) per share for the third quarter and first nine months of fiscal 2005 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS No. 123, “Accounting for Share-Based Compensation.”

In the third quarter of fiscal 2005, our board of directors accelerated the vesting of substantially all unvested stock options previously awarded to employees, officers, and directors in light of the new accounting requirements of SFAS No. 123R. As a result of this acceleration, during the third quarter of fiscal 2005 the Applied Biosystems group recorded

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

a pre-tax charge of $1.7 million and the Celera Genomics group recorded a pre-tax charge of $1.1 million of compensation cost that represents the intrinsic value measured at the acceleration date for the estimated number of awards that, absent the acceleration, would have expired unexercisable. Our pro forma tables below include the acceleration of the unamortized portion of unvested stock options, which resulted in an additional pre-tax amount of approximately $97 million for the Applied Biosystems group and approximately $19 million for the Celera Genomics group for the third quarter of fiscal 2005.

The earnings (loss) per share and pro forma effects on results for the three months ended March 31, 2005, are presented below:

(Dollar amounts in millions)		Applera Corporation	Applied Biosystems Group	Celera Genomics Group

Net income (loss), as allocated		$34.7	$55.6	$(21.0)
Add:	Share-based employee compensation expense included in allocated net income, net of tax	2.9	1.8	1.1
Deduct:	Share-based employee compensation expense determined under fair value based method, net of tax	110.5	91.6	18.9

Pro forma net loss		$(72.9)	$(34.2)	$(38.8)

Earnings (loss) per share
	Basic and diluted - as reported		$0.28	$(0.29)
	Basic and diluted - pro forma		(0.17)	(0.53)

The earnings (loss) per share and pro forma effects on results for the nine months ended March 31, 2005, are presented below:

(Dollar amounts in millions)		Applera Corporation	Applied Biosystems Group	Celera Genomics Group

Net income (loss), as allocated		$105.6	$166.4	$(60.8)
Add:	Share-based employee compensation expense included in allocated net income, net of tax	4.3	2.7	1.6
Deduct:	Share-based employee compensation expense determined under fair value based method, net of tax	145.6	120.5	25.1

Pro forma net income (loss)		$(35.7)	$48.6	$(84.3)

Earnings (loss) per share
	Basic – as reported		$0.85	$(0.83)
	Basic - pro forma		0.25	(1.15)
	Diluted - as reported		0.84	(0.83)
	Diluted - pro forma		0.24	(1.15)

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Valuation Assumptions in Estimating Fair Value

We estimated the fair value of stock options at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,

	2005	2006	2005	2006

Applied Biosystems Group
Dividend yield	0.9%	0.6%	0.9%	0.7%
Risk-free interest rate	3.7%	4.6%	3.5%	4.3%
Expected option life in years	5	4	5	4
Volatility	65%	23%	68%	25%
Weighted-average fair value per option granted	$11.06	$6.91	$11.10	$7.60

Celera Genomics Group
Risk-free interest rate	3.6%	4.6%	3.5%	4.3%
Expected option life in years	4	5	4	5
Volatility	45%	36%	53%	35%
Weighted-average fair value per option granted	$4.93	$4.44	$5.24	$4.36

Prior to fiscal 2006, we determined the expected term of our options primarily based on the average life of our options for both Applera-Applied Biosystems stock and Applera-Celera Genomics stock. With the adoption of SFAS No. 123R in fiscal 2006, we determined the expected term of our options based on historical exercise patterns, which factored in the historical weighted average holding period from grant date to settlement date and from vest date to exercise date. We used the historical exercise patterns to project future settlement of outstanding options. As a result, the expected option life for Applera-Applied Biosystems stock decreased from five to four years and increased from four to five years for Applera-Celera Genomics stock.

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

Note 6 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) was as follows:

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Net income	$34.7	$100.5	$105.6	$139.8
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(3.6)	0.2	(5.0)	0.1
Net unrealized gains (losses) on hedge contracts	8.1	(2.2)	(11.8)	4.8
Net unrealized (gains) losses on hedge contracts reclassified into earnings	2.3	(5.8)	10.0	(6.8)
Foreign currency translation adjustments	(25.2)	4.1	27.4	(10.4)

Total other comprehensive gain (loss)	(18.4)	(3.7)	20.6	(12.3)

Total comprehensive gain	$16.3	$96.8	$126.2	$127.5

Note 7 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	June 30, 2005	March 31, 2006

Raw materials and supplies	$45.9	$48.9
Work-in-process	5.3	11.9
Finished products	75.3	88.8

Total inventories, net	$126.5	$149.6

Note 8 – Assets Held for Sale

In connection with the reduction and rebalancing of the Applied Biosystems group’s workforce during the fourth quarter of fiscal 2005, the Applied Biosystems group decided to pursue the sale of its San Jose, California facility and recorded a $1.7 million pre-tax charge that represented the write-down of the carrying amount of this facility to its estimated market value less estimated selling costs. As discussed in Note 2, the Applied Biosystems group adjusted the carrying value of this facility in both the first and third quarters of fiscal 2006. The Applied Biosystems group entered into an agreement to sell the facility, and the sale of this facility is expected to occur by June 30, 2006.

Also, during the second quarter of fiscal 2006, we reclassified property, plant and equipment into assets held for sale. This reclassification is for a facility in Connecticut that was previously used for manufacturing and administration. The facility was vacant but we have entered into a contract to sell this facility and expect the sale to close by June 30, 2006.

In connection with the Celera Genomics group’s decision to partner or sell its small molecule drug discovery and development programs as discussed in Note 2, the Celera Genomics group decided to pursue the sale of its South San Francisco, California facility. As a result of this decision, we reclassified property, plant and equipment into assets held for sale in the third quarter of fiscal 2006 and recorded a $5.8 million pre-tax charge that represented the write-down of the carrying amount of this facility to its current estimated market value less estimated selling costs. We expect the sale of this facility to occur during the next twelve months.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

As of March 31, 2006, the carrying amounts for the following facilities were recorded in assets held for sale within prepaid expenses and other current assets:

(Dollar amount in millions)

San Jose, California	$6.4
Connecticut facility	3.6
South San Francisco, California	11.5

Total assets held for sale	$21.5

Note 9 – Goodwill and Intangible Assets

The carrying amounts of our intangible assets were as follows:

	June 30, 2005		March 31, 2006

(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Acquired technology	$60.5	$42.7	$82.9	$41.0
Patents	25.5	20.7	29.9	22.2
Customer relationships			27.1	0.3
Favorable operating leases	11.6	10.5
Other			0.3	0.2

Total amortized intangible assets	$97.6	$73.9	$140.2	$63.7

Unamortized intangible assets:
Trade name			4.9

Total	$97.6	$73.9	$145.1	$63.7

Aggregate amortization expense was as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Applied Biosystems group	$1.7	$3.1	$5.2	$6.6
Celera Genomics group	1.3	0.6	3.8	2.8

Consolidated	$3.0	$3.7	$9.0	$9.4

The Applied Biosystems group records amortization expense in cost of sales and SG&A and the Celera Genomics group records amortization expense in costs of sales and amortization of intangible assets. The Applied Biosystems group recorded the following amortization of acquisition-related intangible assets:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Amortization of purchased intangible assets	$0.3	$1.3	$1.0	$1.9

At March 31, 2006, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Consolidated

Remainder of fiscal 2006	$4.6	$0.6	$5.2
2007	16.7	2.1	18.8
2008	14.0	0.5	14.5
2009	13.0	0.1	13.1
2010	12.6	0.1	12.7

The change in the carrying amount of goodwill for the nine months ended March 31, 2006 is as follows:

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Consolidated

Balance as of June 30, 2005	$36.7	$2.7	$39.4
Goodwill acquired	206.5		206.5

Balance as of March 31, 2006	$243.2	$2.7	$245.9

Refer to Note 3 for information on the goodwill we acquired in connection with the Ambion acquisition.

Note 10 – Supplemental Cash Flow Information

Significant non-cash financing activity for the nine months ended March 31 was as follows:

(Dollar amounts in millions)	2005	2006

Dividends declared but not paid	$—	$7.9

Note 11 – Guarantees

Leases

The Applied Biosystems group provides lease-financing options to its customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation/acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2006, the financing companies’ outstanding balance of lease receivables with recourse to us was $8.6 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Guarantee of Pension Benefits for Divested Business

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these benefits were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $55 million at March 31, 2006, is not expected to have a material adverse effect on our condensed consolidated statement of financial position.

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

The following table provides an analysis of the warranty reserve for the nine months ended March 31:

(Dollar amount in millions)	2005	2006

Balance beginning of period	$15.9	$14.0
Accruals for warranties	16.0	13.3
Usage of reserve	(16.8)	(13.6)
Other	(0.7)	(2.5)

Balance at March 31	$14.4	$11.2

Other consists of accrual adjustments to reflect actual experience and currency translation.

Note 12 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and nine-month periods ended March 31 were as follows:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Pension
Service cost	$0.8	$0.9	$1.8	$2.4
Interest cost	9.9	8.9	29.8	27.0
Expected return on plan assets	(10.4)	(9.5)	(31.4)	(28.7)
Amortization of prior service cost		0.2	(0.1)	0.2
Amortization of losses	0.9	2.1	2.7	6.0

Net periodic expense	$1.2	$2.6	$2.8	$6.9

Postretirement Benefit
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.0	0.5	3.0	2.1
Amortization of (gains) losses	(0.1)		(0.4)	0.1

Net periodic expense	$1.0	$0.6	$2.8	$2.4

We contributed approximately $31 million to our pension plans during the nine months ended March 31, 2006. We do not expect to fund material additional amounts during the remainder of fiscal 2006. We made benefit payments of approximately $5 million to the postretirement plan during the nine months ended March 31, 2006, and we expect to make approximately $2 million of additional benefit payments during the remainder of fiscal 2006 under our postretirement plan.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 13 – Contingencies

Supply Arrangement

On October 8, 2005, Delphi Medical Systems Texas Corporation, a supplier of some instruments and parts for the Applied Biosystems group (“Delphi Medical Systems”), and its parent Delphi Corporation, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. As of March 31, 2006, the Applied Biosystems group had an accounts receivable balance of approximately $7 million and an accounts payable balance of approximately $4 million with Delphi Medical Systems. At the present time, no assessment can be made as to if and when or how much of the balance due from Delphi Medical Systems may be paid, how much of the amount owed to Delphi Medical Systems may be offset against the amounts payable by Delphi Medical Systems, or the effect of the Chapter 11 filing on the supply contract in effect between the companies.

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

We were involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents were unenforceable because of patent misuse, and that some of our patents were invalid and unenforceable because of inequitable conduct. MJ Research was seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research was held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ‘195, ‘202, ‘188 and ‘493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. The court also awarded, on August 26, 2005, prejudgment interest of approximately $1 million. Additionally, on August 30, 2005, the court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610. Both parties filed notices of appeals

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

of some of the rulings in the case, including the damages award and the order enjoining MJ Research. However, all of these legal proceedings were terminated by the parties pursuant to a settlement agreement signed on February 9, 2006. As part of the settlement, the parties filed with the court, and the court signed into effect, a consent judgment and permanent injunction. In connection with the settlement, Bio-Rad’s existing license to some of Applera’s thermal cycler patents and Roche Molecular Systems’ PCR patents has been amended to include the MJ Research thermal cyclers that were subject to this litigation. The settlement agreement, which we refer to in this Legal Proceedings section as the “Bio-Rad Settlement Agreement,” resolved other legal proceedings as further described below.

Subsequent to the filing of our claims against MJ Research which are described in the preceding paragraph, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint was based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue were U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserted violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research was seeking monetary damages, costs and expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deemed proper. MJ Research claimed to be suing in the name of the U.S. government although the government declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research filed an appeal. On November 21, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal. Pursuant to the Bio-Rad Settlement Agreement described above, MJ Research agreed not to pursue an appeal of this decision and therefore these legal proceedings have terminated.

Bio-Rad Laboratories, Inc. filed a patent infringement, trademark infringement, and unfair competition action against us in the U.S. District Court for the Northern District of California on December 26, 2002. The complaint alleged that we were infringing Bio-Rad’s U.S. Pat. No. 5,089,011, entitled “Electrophoretic Sieving in Gel-Free Media with Dissolved Polymers,” and infringing Bio-Rad’s “Bio-Rad” trademark. They filed a third amended complaint against us on May 30, 2003. The allegedly infringing products according to the third amended complaint were instruments using, and reagents used for, capillary electrophoresis, and products using the BioCAD® name. Bio-Rad was seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. However, these legal proceedings were terminated by the parties pursuant to the Bio-Rad Settlement Agreement described above. As part of the settlement, the parties filed with the court, and the court signed into effect, a consent judgment and permanent injunction. Also as part of the settlement, Applera has entered into a license agreement with Bio-Rad relating to capillary electrophoresis technology.

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc., and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that the defendants’ activities involving instruments for real-time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad and MJ Research answered the complaint and counterclaimed for declaratory relief that the ‘934 patent was invalid and not infringed. Bio-Rad and MJ Research were seeking dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deemed proper. Pursuant to the Bio-Rad Settlement Agreement described above, Bio-Rad, MJ Research, and Applera settled the claims and counter-claims against each other described in this paragraph, and they filed with the court, and the court signed into effect, a consent judgment and permanent injunction. In addition, Bio-Rad has entered into a license agreement with Applera relating to real-time thermal cyclers sold in the U.S. and Canada, and a limited license for real-time thermal cyclers sold in Europe and Japan. Stratagene also answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed. Stratagene is seeking dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

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

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleges that we are infringing Beckman Coulter’s U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled “Capillary Electrophoresis Using Replaceable Gels,” and U.S. Patent No. 5,552,580, entitled “Heated Cover Device.” The allegedly infringing products are the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 has been reissued as U.S. Patent No. RE 37,941, entitled “Capillary Electrophoresis Using Replaceable Gels.” On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. On February 10, 2003, we filed our answer to Beckman Coulter’s allegations, and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter’s claim are invalid, unenforceable, and not infringed. We are seeking dismissal of Beckman Coulter’s complaint, costs and expenses, declaratory and injunctive relief, and other relief as the court deems proper. On April 26, 2006, we joined with Beckman Coulter in announcing the establishment of terms of a settlement to resolve all outstanding legal disputes between us, and the court has stayed its proceedings for 90 days pending completion of definitive agreements based on these terms.

On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleges that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies seeks monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies. On-Line Technologies filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims, and on October 13, 2004, the Court of Appeals upheld dismissal of all claims except for the patent infringement claim, which will be decided by the District Court in subsequent proceedings.

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

Other than the charge recorded for the Beckman settlement (as discussed in Note 2) and for items deemed not material, we have not accrued for potential future losses, if any, in the ongoing legal proceedings described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these proceedings. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of the ongoing proceedings described above or in our other legal actions. An adverse determination in some of our current legal actions, particularly the proceedings described above, could have a material adverse effect on us and our consolidated financial statements.

Note 14 – Celera Diagnostics and Abbott Alliance Restructuring

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

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

As a result of the restructuring, effective as of January 1, 2006, the Applied Biosystems group’s interest in Celera Diagnostics was transferred to the Celera Genomics group in exchange for various considerations to the Applied Biosystems group. In determining that the restructuring was in the best interests of the Company and its stockholders, our board of directors considered numerous factors and used the assistance and advice of several independent advisors. Included in the process were independent analyses of: the Applied Biosystems group’s 50 percent interest in Celera Diagnostics; the various considerations made to the Applied Biosystems group in the restructuring; and the pro forma impact of the restructuring on the Applied Biosystems group and the Celera Genomics group businesses.

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

Under the Abbott alliance agreement as restructured, the companies will continue to jointly fund their separate but coordinated research and development activities that are within the scope of the alliance. Generally, Abbott markets products developed and manufactured by the parties that are covered by the alliance. The Celera Genomics group believes that Abbott’s expertise in the diagnostics industry and its global distribution system enhances the Celera Genomics group’s ability to bring diagnostic products to market. Under the terms of its strategic alliance with Abbott, Abbott serves as the Celera Genomics group’s exclusive worldwide distributor of nucleic acid-based diagnostic products developed under the agreement. Under the Abbott alliance agreement as restructured, the Celera Genomics group is entitled to a royalty based on sales by Abbott of nucleic acid-based products that are within the scope of the alliance but which are manufactured by other companies. These products had previously been part of the profit sharing arrangement. The Celera Genomics group is also exploring alternatives to commercialize its diagnostic products and technology that are not part of its alliance with Abbott.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The Celera Genomics group expects to rely substantially on its alliance with Abbott for the success of a major portion of its diagnostic products business strategy for the foreseeable future. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. Also, the Celera Genomics group cannot ensure that Abbott will perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, the Celera Genomics group’s development or commercialization of diagnostic products may be delayed or otherwise adversely affected.

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

As a result of the restructuring effective January 1, 2006, Celera Diagnostics is no longer a separate segment within Applera. For comparative purposes, we have restated prior period condensed consolidating financial information to reflect this change in our reportable segments. See Note 14 to our consolidated financial statements included in our 2005 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table summarizes revenues earned between segments:

	Three months ended March 31,		Nine months ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Applied Biosystems Group
Sales to the Celera Genomics group (a)	$1.8	$1.9	$4.4	$4.8

Celera Genomics Group
Royalties from the Applied Biosystems group (b)	$0.8	$(0.1)	$2.2	$2.0

______________

(a)The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group.

(b) The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System ™ (“CDS”) and some other genomic and biological information under a marketing and distribution agreement. The Celera Genomics group forgave future royalties related to this agreement as discussed in Note 14.

Additionally, the Applied Biosystems group received, without reimbursement, $36.7 million in the first nine months of fiscal 2005 and $46.3 million in the first nine months of fiscal 2006 of tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Products	$396,595	$2,602	$—	$399,197
Services	54,152	10		54,162
Other	37,993	6,409		44,402

Net revenues from external customers	488,740	9,021	—	497,761
Intersegment revenues	1,968	(60)	(1,908)

Total Net Revenues	490,708	8,961	(1,908)	497,761

Products	188,969	3,376	(852)	191,493
Services	24,096	578	(108)	24,566
Other	2,670	1,050		3,720

Cost of Sales	215,735	5,004	(960)	219,779

Gross Margin	274,973	3,957	(948)	277,982
Selling, general and administrative	129,013	6,308	14,089	149,410
Corporate allocated expenses	12,022	2,074	(14,096)
Research, development and engineering	48,007	20,324	(972)	67,359
Employee-related charges, asset impairments and other	(875)	20,870		19,995
Asset dispositions and legal settlements	1,629			1,629
Acquired research and development	3,400			3,400

Operating Income (Loss)	81,777	(45,619)	31	36,189
Gain on investments, net		3,125		3,125
Interest income, net	4,103	5,230		9,333
Other income (expense), net	862	(17)		845

Income (Loss) before Income Taxes	86,742	(37,281)	31	49,492
Benefit for income taxes	37,607	13,975	(544)	51,038

Net Income (Loss)	$124,349	$(23,306)	$(513)	$100,530

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Products	$1,132,598	$8,237	$—	$1,140,835
Services	160,577	1,041		161,618
Other	90,047	17,176		107,223

Net revenues from external customers	1,383,222	26,454	—	1,409,676
Intersegment revenues	4,867	1,964	(6,831)

Total Net Revenues	1,388,089	28,418	(6,831)	1,409,676

Products	550,240	8,987	(4,095)	555,132
Services	70,628	2,895	(386)	73,137
Other	8,107	2,672		10,779

Cost of Sales	628,975	14,554	(4,481)	639,048

Gross Margin	759,114	13,864	(2,350)	770,628
Selling, general and administrative	366,277	20,959	38,658	425,894
Corporate allocated expenses	32,601	6,068	(38,669)
Research, development and engineering	134,080	78,575	(2,457)	210,198
Amortization of intangible assets		1,091		1,091
Employee-related charges, asset impairments, and other	356	20,870		21,226
Asset dispositions and legal settlements	27,495	675		28,170
Acquired research and development	3,400			3,400

Operating Income (Loss)	194,905	(114,374)	118	80,649
Gain on investments, net		7,628		7,628
Interest income, net	11,758	16,400		28,158
Other income (expense), net	3,767	(214)		3,553

Income (Loss) before Income Taxes	210,430	(90,560)	118	119,988
Provision (benefit) for income taxes	12,052	(33,175)	1,317	(19,806)

Net Income (Loss)	$198,378	$(57,385)	$(1,199)	$139,794

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$358,352	$44,491	—	$402,843
Short-term investments		535,359		535,359
Accounts receivable, net	359,489	7,767	(1,530)	365,726
Inventories, net	140,067	9,483		149,550
Prepaid expenses and other current assets	156,858	29,895	(2,070)	184,683

Total current assets	1,014,766	626,995	(3,600)	1,638,161
Property, plant and equipment, net	390,272	14,507	(360)	404,419
Goodwill and intangible assets, net	321,000	6,256		327,256
Other long-term assets	469,988	143,383	(1,385)	611,986

Total Assets	$2,196,026	$791,141	$(5,345)	$2,981,822

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$183,136	$6,426	$(3,035)	$186,527
Accrued salaries and wages	73,751	7,779		81,530
Accrued taxes on income	29,212	12,345		41,557
Other accrued expenses	278,860	14,048	(852)	292,056

Total current liabilities	564,959	40,598	(3,887)	601,670
Other long-term liabilities	236,467	6,515	(339)	242,643

Total Liabilities	801,426	47,113	(4,226)	844,313

Total Stockholders’ Equity	1,394,600	744,028	(1,119)	2,137,509

Total Liabilities and Stockholders’ Equity	$2,196,026	$791,141	$(5,345)	$2,981,822

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$198,378	$(57,385)	$(1,199)	$139,794
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	56,642	11,734	(325)	68,051
Asset impairments	215	8,151		8,366
Employee-related charges and other	(1,409)	6,475		5,066
Share-based compensation programs	7,632	991		8,623
Sale of assets and legal settlements, net	58,829	(6,944)		51,885
Deferred income taxes	(64,077)	18,621	561	(44,895)
Acquired research and development	3,400			3,400
Nonreimbursable utilization of intergroup tax benefits	46,308	(46,308)
Changes in operating assets and liabilities:
Accounts receivable	24,116	(1,006)	548	23,658
Inventories	(9,277)	(110)		(9,387)
Prepaid expenses and other assets	(4,443)	706	(1,140)	(4,877)
Accounts payable and other liabilities	(52,543)	(20,054)	1,461	(71,136)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	263,771	(85,129)	(94)	178,548

Net Cash Provided by Operating Activities of Discontinued Operations	(65)			(65)

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(31,705)	(4,516)	163	(36,058)
Proceeds from maturities of available-for-sale investments		139,373		139,373
Proceeds from sales of available-for-sale investments	104,877	221,189		326,066
Purchases of available-for-sale investments	(104,877)	(251,869)		(356,746)
Acquisitions and investments, net of cash acquired	(278,881)			(278,881)
Proceeds from the sale of assets, net		7,979	(69)	7,910

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(310,586)	112,156	94	(198,336)

Financing Activities
Net change in loans payable	(49)			(49)
Dividends	(16,128)			(16,128)
Net cash funding from groups	25,644	(25,644)
Purchases of common stock for treasury	(457,120)			(457,120)
Proceeds from stock issued for stock plans and other	104,628	19,943		124,571

Net Cash Used by Financing Activities	(343,025)	(5,701)	—	(348,726)

Effect of Exchange Rate Changes on Cash	(7,979)			(7,979)

Net Change in Cash and Cash Equivalents	(397,884)	21,326	—	(376,558)
Cash and Cash Equivalents Beginning of Period	756,236	23,165		779,401

Cash and Cash Equivalents End of Period	$358,352	$44,491	$—	$402,843

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Products	$374,033	$2,833	$—	$376,866
Services	51,121	1,189		52,310
Other	27,850	12,404		40,254

Net revenues from external customers	453,004	16,426	—	469,430
Intersegment revenues	1,779	788	(2,567)

Total Net Revenues	454,783	17,214	(2,567)	469,430

Products	179,238	3,046	(1,443)	180,841
Services	25,137	704	(179)	25,662
Other	3,308	1,167	(56)	4,419

Cost of sales	207,683	4,917	(1,678)	210,922

Gross Margin	247,100	12,297	(889)	258,508
Selling, general and administrative	112,466	8,762	13,194	134,422
Corporate allocated expenses	10,982	2,212	(13,194)
Research, development and engineering	50,945	36,834	(935)	86,844
Amortization of intangible assets		725		725
Employee-related charges, asset impairments and other	(951)			(951)

Operating Income (Loss)	73,658	(36,236)	46	37,468
Interest income, net	3,524	3,977		7,501
Other income (expense), net	748	(5)		743

Income (Loss) before Income Taxes	77,930	(32,264)	46	45,712
Provision (benefit) for income taxes	22,382	(11,292)	(52)	11,038

Net Income (Loss)	$55,548	$(20,972)	$98	$34,674

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Products	$1,077,789	$6,377	$—	$1,084,166
Services	146,874	4,020		150,894
Other	79,500	39,567		119,067

Net revenues from external customers	1,304,163	49,964	—	1,354,127
Intersegment revenues	4,371	2,177	(6,548)

Total Net Revenues	1,308,534	52,141	(6,548)	1,354,127

Products	530,868	7,859	(2,334)	536,393
Services	69,754	1,479	(386)	70,847
Other	10,085	6,817	(1,632)	15,270

Total Cost of Sales	610,707	16,155	(4,352)	622,510

Gross Margin	697,827	35,986	(2,196)	731,617
Selling, general and administrative	329,341	22,666	38,216	390,223
Corporate allocated expenses	31,544	6,672	(38,216)
Research, development and engineering	143,954	106,419	(2,182)	248,191
Amortization of intangible assets		2,175		2,175
Employee-related charges, asset impairments, and other	11,576	2,846		14,422
Asset dispositions and legal settlements	(38,172)			(38,172)

Operating Income (Loss)	219,584	(104,792)	(14)	114,778
Interest income, net	9,404	10,174		19,578
Other income (expense), net	2,769	1,141		3,910

Income (Loss) before Income Taxes	231,757	(93,477)	(14)	138,266
Provision (benefit) for income taxes	66,438	(32,717)	(1,095)	32,626

Net Income (Loss)	$165,319	$(60,760)	$1,081	$105,640

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at June 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$756,236	$23,165	$—	$779,401
Short-term investments		645,084		645,084
Accounts receivable, net	378,159	6,761	(982)	383,938
Inventories, net	117,168	9,373		126,541
Prepaid expenses and other current assets	139,246	16,948	(3,549)	152,645

Total current assets	1,390,809	701,331	(4,531)	2,087,609
Property, plant and equipment, net	400,422	38,567	(591)	438,398
Goodwill and intangible assets, net	54,643	8,433		63,076
Other long-term assets	413,275	161,556	271	575,102

Total Assets	$2,259,149	$909,887	$(4,851)	$3,164,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$167,060	$11,159	$(4,197)	$174,022
Accrued salaries and wages	74,598	16,590		91,188
Accrued taxes on income	66,792	10,535		77,327
Other accrued expenses	238,242	12,626	(734)	250,134

Total current liabilities	546,692	50,910	(4,931)	592,671
Other long-term liabilities	220,461	6,970		227,431

Total Liabilities	767,153	57,880	(4,931)	820,102

Total Stockholders’ Equity	1,491,996	852,007	80	2,344,083

Total Liabilities and Stockholders’ Equity	$2,259,149	$909,887	$(4,851)	$3,164,185

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$165,319	$(60,760)	$1,081	$105,640
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	62,600	14,433	(151)	76,882
Asset impairments	2,315	1,885		4,200
Employee-related charges and other	4,307	2,638		6,945
Share-based compensation programs	4,077	2,265		6,342
Sale of assets and legal settlements, net	(29,672)	10		(29,662)
Deferred income taxes	(20,730)	13,909	(1,592)	(8,413)
Nonreimbursable utilization of intergroup tax benefits	36,650	(36,650)
Changes in operating assets and liabilities:
Accounts receivable	19,733	2,540	168	22,441
Inventories	(1,986)	1,835		(151)
Prepaid expenses and other assets	1,788	(4,416)	(746)	(3,374)
Accounts payable and other liabilities	(26,042)	(29,075)	705	(54,412)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	218,359	(91,386)	(535)	126,438

Net Cash Provided by Operating Activities of Discontinued Operations	488			488

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(64,532)	(5,993)	535	(69,990)
Proceeds from maturities of available-for-sale investments		1,722,460		1,722,460
Proceeds from sales of available-for-sale investments	158,150	405,198		563,348
Purchases of available-for-sale investments	(109,525)	(2,020,703)		(2,130,228)
Acquisitions and investments, net of cash acquired	(231)			(231)
Proceeds from the sale of assets, net	7,079	6		7,085

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(9,059)	100,968	535	92,444

Financing Activities
Principal payments on debt		(6,000)		(6,000)
Dividends	(25,019)			(25,019)
Net cash funding from groups	(3,481)	3,481
Proceeds from stock issued for stock plans and other	20,875	4,801		25,676

Net Cash Provided (Used) by Financing Activities	(7,625)	2,282	—	(5,343)

Effect of Exchange Rate Changes on Cash	17,131			17,131

Net Change in Cash and Cash Equivalents	219,294	11,864	—	231,158
Cash and Cash Equivalents Beginning of Period	456,322	51,548		507,870

Cash and Cash Equivalents End of Period	$675,616	$63,412	$—	$739,028

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

The Celera Genomics Group uses proprietary genomics and proteomics discovery platforms to develop molecular diagnostic products and to identify and validate novel drug targets. The Celera Genomics group maintains a strategic alliance in molecular diagnostics with Abbott Laboratories. In addition, the Celera Genomics group is developing new molecular diagnostic and pharmacogenomic assays outside of its alliance with Abbott. Therapeutic antibodies against Celera-discovered drug targets are being advanced through strategic partnerships. On January 9, 2006, the Celera Genomics group announced that it will sell or partner its small molecule drug discovery and development programs. On April 10, 2006, the Celera Genomics group announced the sale to Pharmacyclics, Inc. of three of its programs around small molecule drug candidates for the treatment of cancer and other diseases. Please see the Business Highlights section below for more information.

Through December 31, 2005, Celera Diagnostics was a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. Effective January 1, 2006, the Celera Genomics group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. As a result, Celera Diagnostics is no longer a separate segment within Applera and we have restated prior period condensed consolidating financial information to reflect this restructuring. Please see Note 14 to our condensed consolidated financial statements for more information. Since its formation in fiscal 2001, Celera Diagnostics has been focused on the discovery, development, and commercialization of diagnostic products. As part of the Celera Genomics group, the diagnostics business will continue to focus on these areas.

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

Our fiscal year ends on June 30. The financial information for each segment is presented in Note 15 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our two segments.

Business Highlights:

Applera Corporation

•

On April 26, 2006, we joined with Beckman Coulter, Inc. in announcing the establishment of terms of a settlement to resolve all outstanding legal disputes between us regarding claims to some Beckman Coulter patented capillary electrophoresis technology and PCR instrumentation technology and Applera’s allegations of breach of contract of some licensed technology. As part of the settlement, the parties will grant royalty-bearing licenses to each other. Beckman Coulter will grant Applera licenses to its patents for replaceable gels for capillary electrophoresis instruments and DNA sequencers and to its patent for a heated lid for thermal cyclers. Applera will grant Beckman Coulter licenses conferring rights in the diagnostics market to its patents for nucleic acid sequencing and real-time thermocycling. Additionally, the Applied Biosystems group will make a $35 million special payment to Beckman Coulter on signing for rights to the referenced Beckman Coulter technology and for the release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter will make a $20 million payment over 10 quarters to the Celera Genomics group for rights in the diagnostics market to the referenced Applera technology. The U.S. District Court for the Central District of California has stayed its proceedings for 90 days pending completion of definitive agreements based on these terms.

Applied Biosystems Group

•

In March 2006, the Applied Biosystems group announced the commercial availability in Europe, Asia and Africa of its TaqMan® Influenza A/H5 Detection Kit, which is capable of rapidly and reliably detecting multiple strains of avian influenza in laboratory samples.

•

In February 2006, the Applied Biosystems group announced that it had entered into a settlement agreement with Bio-Rad Laboratories, Inc. resolving a patent infringement suit by Applera and Roche Molecular Systems against MJ Research, Inc. (acquired by Bio-Rad Laboratories in 2004) relating to PCR methods and thermal cycler instruments, another patent infringement suit by Applera against Bio-Rad Laboratories and MJ Research relating to real-time PCR thermal cycler instruments, and a patent and trademark infringement suit by Bio-Rad Laboratories against Applera relating to capillary electrophoresis equipment, among other disputes. In conjunction with the settlement, Bio-Rad Laboratories’ existing thermal cycler supplier license was amended to include MJ Research thermal cyclers, and Bio-Rad Laboratories licensed Applera under the asserted Bio-Rad Laboratories’ patent.

•

In January 2006, the Applied Biosystems group, together with its joint venture partner MDS Sciex, announced the launch of the QSTAR® Elite LC/MS/MS System, a new quadrupole time-of-flight (QqTOF) mass spectrometer designed for proteomics and metabolomics researchers discovering protein and small molecule biomarkers from complex biological samples.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS continued

Celera Genomics Group

•

The Celera Genomics group announced the presentation of data toward development of its Cirrhosis Risk Score™ at the 41st annual meeting of The European Association for the Study of the Liver, in Vienna, Austria, April 26-30, 2006. This presentation described the study in which the Celera Genomics group and its collaborators have discovered a multi-gene signature that predicts future risk of cirrhosis in patients with chronic hepatitis C. This program is not a part of the Celera Genomics group’s alliance with Abbott.

•

Several new diagnostic products were launched since January 1, 2006, including a group of analyte specific reagents (“ASRs”) for thrombosis risk that were launched in January 2006, and ASRs to detect fragile X, the leading cause of inherited mental retardation, which were launched in April 2006. The commercialization of the fragile X ASRs follows the presentation of results from an evaluation study at the 2006 American College of Medical Genetics annual meeting in San Diego, California in March.

•

In April 2006, the Celera Genomics group announced the sale to Pharmacyclics, Inc. of three of its programs around small molecule drug candidates for the treatment of cancer and other diseases, which included programs that target histone deacetylase (“HDAC”) enzymes, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. The financial terms of the transaction included an upfront cash payment of $2 million and an equity payment of between five hundred thousand and one million shares of Pharmacyclics common stock, depending on Pharmacyclics’ stock price during a specified period. If these programs meet some developmental stage milestone events and result in drugs that are approved and commercialized in key geographical markets they may generate future milestone payments to the Celera Genomics group of up to $144 million. In addition, the Celera Genomics group will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs.

•

In February 2006, the Celera Genomics group announced that four of the Celera Genomics group’s antigen targets have been selected for further investigation by Abbott Laboratories for therapeutic development under the collaboration between the Celera Genomics group and Abbott to discover, develop, and commercialize therapies for the treatment of cancer. These are in addition to the two targets that were selected for advancement under this collaboration in April 2005.

•

The proteomics discovery program has now yielded 42 cancer targets through immunohistochemistry and functional studies. An additional 176 potential targets have been selected for functional and expression validation, of which 48 have demonstrated functional activity in tumor cell lines. These targets represent discoveries from pancreatic, colon, breast, lung, renal, gastric, and prostate cancer specimens. New discovery programs have been initiated in hepatocellular cancer and melanoma, and additional discovery efforts are underway in cancer stem cells and tumor endothelial biology. Initial targets have been selected for validation from the Celera Genomics group’s diabetes program.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first nine months of fiscal 2006. For further information on our critical accounting estimates, please refer to the discussion contained in the management’s discussion and analysis section of our 2005 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS continued

	Three months ended March 31,		Nine months ended March 31,

Income/(charge) (Dollar amounts in millions)	2005	2006	2005	2006

Severance and benefit costs	$—	$(10.7)	$(11.3)	$(12.2)
Excess lease space		(0.8)	(3.8)	(0.8)
Asset impairments		(8.0)	(0.2)	(9.1)
Other		(1.4)		(1.4)
Reduction of expected costs	0.9	0.9	0.9	2.3

Total employee-related charges, asset impairments and other	$0.9	$(20.0)	$(14.4)	$(21.2)

Other events impacting comparability:
Impairment of inventory recorded in cost of sales	$—	$—	$(1.7)	$—
Asset dispositions and legal settlements		(1.6)	38.2	(28.2)
Acquired research and development		(3.4)		(3.4)
Investment gains		3.1		7.6
Tax items		63.3		48.8

Acquisition

Effective March 1, 2006, we acquired the Research Products Division of Ambion, Inc. Ambion, which is based in Austin, Texas, is a leading supplier of ribonucleic acid (RNA) based reagents for life science research and drug development. The acquisition was accounted for under the purchase method of accounting. The net assets and results of operations of Ambion have been included in our condensed consolidated financial statements since the date of the acquisition, and have been allocated to the Applied Biosystems group. For further information on the Ambion acquisition, please see Note 3 to our condensed consolidated financial statements.

Acquired Research and Development

In the third quarter of fiscal 2006, the Applied Biosystems group recorded a $3.4 million charge to write-off the value of acquired in-process research and development (“IPR&D”) in connection with the Ambion acquisition. As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses. The amount attributed to acquired IPR&D was based on an independent appraisal.

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

The Applied Biosystems group recorded pre-tax benefits of $1.4 million in the first nine months of fiscal 2006 for reductions in anticipated employee-related costs associated with the severance and benefit charges recorded in fiscal 2005.

In the fourth quarter of fiscal 2005, the Applied Biosystems group decided to pursue the sale of its San Jose, California facility and recorded a pre-tax impairment charge of $1.7 million related to that decision. In the first quarter of fiscal 2006, the Applied Biosystems group recorded an additional $1.1 million pre-tax impairment charge to write-down the carrying amount of the facility to its current estimated market value less estimated selling costs. In the third quarter of fiscal 2006, the Applied Biosystems group entered into an agreement to sell the facility and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the sales price per the agreement. The sale is

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS continued

expected to be completed in the fourth quarter of fiscal 2006. Please see Note 8 to our condensed consolidated financial statements for additional information.

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

The severance charges for the first nine months of fiscal 2005 related primarily to staff reductions intended to better align the Applied Biosystems group’s resources with anticipated business opportunities and to integrate the Applied Biosystems MALDI Time-of-Flight (“TOF”) product line into Applied Biosystems/MDS Sciex Instruments joint venture. The positions eliminated were primarily in the areas of research, manufacturing, sales and administration. Following these actions, the Applied Biosystems group has hired, and may continue to hire, additional appropriately skilled employees to support future business needs.

As of June 30, 2005, all of the affected employees had been terminated and substantially all cash payments related to the terminations had been made. In regards to the excess lease space charge, through the nine months ended March 31, 2006, we had made cash payments of $0.3 million. The cash expenditures were funded by cash provided by operating activities.

Other

During the first nine months of fiscal 2006, the Applied Biosystems group made cash payments of $10.6 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of March 31, 2006.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.5	Fiscal 2006 – Fiscal 2007
Fiscal 2005 employee-related charge	0.2	Fiscal 2006 – Fiscal 2007
Fiscal 2005 excess lease space and other charges	2.2	Fiscal 2006 – Fiscal 2011

	$2.9

Celera Genomics group

Fiscal 2006

In the third quarter of fiscal 2006, the Celera Genomics group recorded pre-tax charges totaling $20.9 million related to its decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera Genomics group. The charge consisted of $10.7 million for severance and benefit costs, $8.0 million for asset impairments, $0.8 million for excess lease space, and $1.4 million for other disposal costs. The severance charges related primarily to staff reductions in small molecule drug discovery and development. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its current estimated market value less estimated selling costs, as well as write-offs of leasehold improvements. As of March 31, 2006, all of the affected employees had been notified and the majority of them had been terminated. We anticipate that all affected employees will be terminated by June 30, 2006. Through March 31, 2006, we made cash payments of $4.9 million related to the employee terminations and $0.6 million related to other disposal costs. These cash expenditures were funded by available cash. We believe these actions will enable the Celera Genomics group to focus on its molecular

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

diagnostics and proteomics businesses, reduce cash consumption, and accelerate its move toward profitability, in part due to lower R&D expenses.

Fiscal 2005

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

As of March 31, 2005, the majority of the affected Paracel employees had been terminated. Substantially all cash payments related to these terminations were made as of June 30, 2005. During the first nine months of fiscal 2006, we made cash payments of $1.5 million related to the excess lease space charge. The cash expenditures were funded by available cash. The remaining cash expenditures of approximately $3.6 million related to excess lease space are expected to be disbursed by fiscal 2011. Although the Celera Genomics group anticipates modest expenses related to the closure of the Paracel business and completion of remaining service obligations during the remainder of fiscal 2006, these amounts are not expected to have a material impact on future operating results.

Other

In the fourth quarter of fiscal 2005, the Celera Genomics group recorded a pre-tax charge of $3.4 million related to the discontinuation of the Online/Information Business, an information products and service business. This charge consisted of $1.8 million for severance and benefit costs and $1.6 million for asset impairments, primarily related to information-technology leases. During the first nine months of fiscal 2006, the Celera Genomics group made cash payments of $1.5 million for severance and employee benefits and $1.5 million primarily for information technology leases related to this charge. The cash expenditures were funded by available cash. As of September 30, 2005, all affected employees had been terminated. The remaining cash expenditures related to this action of approximately $0.2 million are expected to be disbursed by the end of fiscal 2006.

Other Events Impacting Comparability

Asset dispositions and legal settlements

The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

On April 26, 2006, we joined with Beckman Coulter in announcing the establishment of terms of a settlement to resolve all outstanding legal disputes between us regarding claims to some patented capillary electrophoresis technology and PCR instrumentation technology. As part of the settlement, the parties agreed to grant royalty-bearing licenses to each other. Additionally, the Applied Biosystems group will make a special payment to Beckman Coulter for rights to some Beckman Coulter technology and for the release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter will make quarterly payments to the Celera Genomics group for diagnostic rights to some Applera technology. The U.S. District Court for the Central District of California has stayed its proceedings for 90 days pending completion of definitive agreements based on these terms.

In the third quarter of fiscal 2006, we recorded a net pre-tax charge of $1.6 million, primarily comprised of a charge of $35.0 million related to the settlement with Beckman Coulter described above and a benefit of $33.4 million related to a settlement agreement involving patent infringement claims brought by us against Bio-Rad Laboratories, Inc. and MJ Research, Inc. The Bio-Rad Laboratories settlement resolves litigation brought by Bio-Rad against us for patent and trademark infringement, and counterclaims by us

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

against Bio-Rad. By March 31, 2006, we had received all amounts related to the Bio-Rad settlement. See Note 13 for further information on these settlements.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to an outstanding litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera Genomics group. The charge included an estimate of the liability that would be incurred by us to resolve the litigation matter and the arbitration award described below. In the second quarter of fiscal 2006, we recorded an additional pre-tax charge of $3.1 million as a result of the final determination of interest related to the arbitration award. We paid all amounts related to this arbitration in January 2006. The arbitration matter involved the interpretation of a license agreement relating to DNA sequencing reagents and kits. Amersham had alleged, among other things, that the Applied Biosystems group had underpaid royalties under the license agreement. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements. As mentioned above, the Applied Biosystems group recorded an additional charge of $3.1 million in the second quarter of fiscal 2006 related to the award.

In the second quarter of fiscal 2005, the Applied Biosystems group recorded a net pre-tax gain of $29.7 million for the sale of intellectual property, manufacturing inventory, and research and development assets related to the expansion of the scope of the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. Under the terms of the transaction, we received $8 million in cash and a $30 million note receivable for a 50 percent interest in intellectual property assets related to current Applied Biosystems MALDI TOF mass spectrometry systems and next-generation product-related manufacturing and research and development assets. The note receivable is due in 5 years, of which $6 million is payable in October 2006 and $8 million in October 2007, 2008, and 2009.

In the first quarter of fiscal 2005, the Applied Biosystems group received a payment of $8.5 million from Illumina, Inc. in connection with the termination of a joint development agreement and settlement of patent infringement and breach of contract claims.

Investments

The Celera Genomics group recorded pre-tax gains of $4.5 million in the first quarter and $3.1 million in the third quarter of fiscal 2006 in the condensed consolidated statements of operations in gain on investments, net from the sale of non-strategic minority equity investments.

Tax items

In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan. In the second quarter of fiscal 2006, the Applied Biosystems group recorded tax charges of $28.0 million related to repatriation of cash balances held outside the U.S. This charge included the estimated tax on a $500 million repatriation of cash as well as anticipated taxes on additional overseas dividends. Additionally, in the third quarter of fiscal 2006, the Applied Biosystems group recorded tax benefits of $63.3 million related to a completed Internal Revenue Services (“IRS”) exam, state valuation allowance reversal, and R&D credits. The IRS completed the audit of Applera for the fiscal years 1996 through 2003 and as a result, the Applied Biosystems group recorded favorable adjustments of $32.2 million to existing tax liabilities. A net of federal tax $24.8 million increase in the net state deferred tax assets primarily related to a reduction in valuation allowance and the write-off of some state deferred tax assets. The reduction in the valuation allowance was due to management’s reassessment of the future realization of deferred tax assets based on revised forecasted taxable income which includes the impacts of a change in the apportionment of income to California, a reduction in R&D spending, and increased revenues and profits from our worldwide operations. Also, Applera completed its assessment of fiscal years 2001 through 2004 R&D activities and as a result, the Applied Biosystems group recorded a net benefit of $6.3 million for additional R&D credits.

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

We recorded pre-tax charges of $4.1 million ($2.9 million net of tax) for the third quarter of fiscal 2006 and $8.4 million ($6.0 million net of tax) for the first nine months of fiscal 2006 in our condensed consolidated statements of operations for compensation costs related to our share-based plans. These amounts included $3.2 million in the third quarter and $5.8 million in the first nine months of fiscal 2006 for our restricted stock plans, which would have been recorded as compensation expense under APB Opinion No. 25. As of March 31, 2006, $27.1 million of total unrecognized compensation costs related to nonvested awards and units are expected to be recognized over a weighted average period of less than two years.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended March 31,				Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006		% Increase/ (Decrease)	2005	2006		% Increase/ (Decrease)

Net revenues	$469.4	$497.8		6.1%	$1,354.1	$1,409.7		4.1%
Cost of sales	210.9	219.8		4.2%	622.5	639.1		2.7%

Gross margin	258.5	278.0		7.5%	731.6	770.6		5.3%
SG&A expenses	134.4	149.4		11.2%	390.2	425.9		9.1%
R&D	86.8	67.4		(22.4%)	248.2	210.2		(15.3%	)
Amortization of intangible assets	0.7			(100.0%)	2.2	1.1		(50.0%	)
Employee-related charges, asset impairments and other	(0.9)	20.0			14.4	21.2		47.2%
Asset dispositions and legal settlements		1.6			(38.2)	28.2		(173.8%	)
Acquired research and development		3.4				3.4

Operating income	37.5	36.2		(3.5%)	114.8	80.6		(29.8%	)
Gain on investments, net		3.1				7.6
Interest income, net	7.5	9.3		24.0%	19.6	28.2		43.9%
Other income (expense), net	0.7	0.9		28.6%	3.9	3.6		(7.7%	)

Income before income taxes	45.7	49.5		8.3%	138.3	120.0		(13.2%	)
Provision (benefit) for income taxes	11.0	(51.0)		(563.6%)	32.6	(19.8)		(160.7%	)

Net income	$34.7	$100.5		189.6%	$105.7	$139.8		32.3%

Percentage of net revenues:
Gross margin	55.1%	55.8%			54.0%	54.7%
SG&A expenses	28.6%	30.0%			28.8%	30.2%
R&D	18.5%	13.5%			18.3%	14.9%
Operating income	8.0%	7.3%			8.5%	5.7%

Effective income tax (benefit) rate	24%	(103%	)		24%	(17%	)

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Income (charge) included in income before income taxes	$0.9	$(21.9)	$22.1	$(45.2)
Provision (benefit) for income taxes	0.8	(70.2)	7.4	(62.4)

Net income increased in the third quarter and first nine months of fiscal 2006 primarily due to the previously described events impacting comparability, higher net revenues at the Applied Biosystems group, lower R&D expenses, and gains on sales of investments at the Celera Genomics group in fiscal 2006. Partially offsetting this increase were higher SG&A expenses at the Applied Biosystems group and lower net revenues at the Celera Genomics group. The net unfavorable effect of foreign currency on net income was approximately $2 million during the third quarter of fiscal 2006 and approximately $5 million during the first nine months of fiscal 2006 as compared to the prior year periods. Please read our discussion of segments for information on their financial results.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Net revenues, which include the unfavorable effects of foreign currency, increased in the third quarter and first nine months of fiscal 2006 compared with the prior year periods. Revenues for the third quarter of fiscal 2006 included a favorable impact of approximately 1% related to the Ambion acquisition, which was effective March 1, 2006. The unfavorable effects of foreign currency decreased net revenues by approximately 2% for the third quarter and first nine months of fiscal 2006 compared to the prior year periods.

•

Net revenues increased at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories. Also impacting the quarter were decreased sales in the DNA Sequencing product category. Included in revenues for the third quarter and the first nine months of fiscal 2006 were licensing fees and royalty payments of approximately $14 million due to the previously described settlement with Bio-Rad Laboratories and MJ Research. More than half of this amount is related to one-time licensing fees.

•

Net revenues decreased at the Celera Genomics group, primarily as a result of the discontinuation of the Online/Information Business and the operations of Paracel. Diagnostic-related revenues for the third quarter of fiscal 2006 were essentially consistent with the prior year quarter.

The unfavorable effects of foreign currency decreased revenues by approximately 6% in Europe and by approximately 4% in Asia Pacific during the third quarter of fiscal 2006 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 13% in Europe primarily as a result of sales of MALDI TOF/TOF systems, human identification products used in forensics, Ambion products, and TaqMan® Gene Expression Assays products. During the third quarter of fiscal 2006, revenues in Japan, which are included in total revenues for Asia Pacific, were relatively flat as compared to the prior year quarter as the unfavorable foreign currency effects of approximately 5% almost entirely offset increased sales of new Mass Spectrometry Q TRAP® systems in that country. Revenues in other Asia Pacific countries increased by approximately 17%, including unfavorable foreign currency effects of approximately 2%, as compared to the prior year quarter. This increase was primarily due to increased sales of Q TRAP systems and MALDI TOF/TOF systems and low to medium throughput genetic analyzers. Sales in the U.S. increased primarily due to sales of Q TRAP systems, Ambion products, chromatography media, and increased royalty and licensing revenue.

The unfavorable effects of foreign currency decreased revenues by approximately 3% in Europe and by approximately 4% in Asia Pacific during the first nine months of fiscal 2006 as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 9% in Europe primarily as a result of sales of human identification products used in forensics, TaqMan Gene Expression Assays products, and chromatography media. During the first nine months of fiscal 2006, revenues in Japan declined approximately 6% as compared to the prior year period primarily due to unfavorable foreign currency effects of approximately 6%. Revenues in other Asia Pacific countries increased by approximately 16% as compared to the prior year period primarily due to sales of Q TRAP systems and low to medium throughput genetic analyzers. Sales in the U.S. increased primarily due to sales of API triple quadrupole, or quad, systems, the purchase by a large genome center of high throughput genetic analyzers, TaqMan Gene Expression Assays products, and increased royalty and licensing revenue.

The higher gross margin percentage for the third quarter of fiscal 2006 as compared to the prior year quarter was due primarily to $14 million of licensing fees and royalty payments related to the Bio-Rad Laboratories settlement, decreased software amortization, and improved service margins. Service margins at the Applied Biosystems group improved for the third quarter of fiscal 2006 primarily driven by efficiencies and growth in the volume of service contracts, as well as pricing on selected billable parts and service contracts. Partially offsetting these increases were lower revenues at the Celera Genomics group and the unfavorable effects of foreign currency at the Applied Biosystems group.

The higher gross margin percentage for the first nine months of fiscal 2006 as compared to the prior year period was due primarily to licensing fees and royalty payments related to the Bio-Rad Laboratories settlement, decreased software amortization, and improved service margins. Service margins at the Applied Biosystems group improved for the first nine months of fiscal 2006 primarily driven by efficiencies and growth in the volume of service contracts, as well as pricing on selected billable parts and service contracts. Additionally, for the first nine months of fiscal 2006, favorably impacting gross margin were sales of higher margin products in the DNA Sequencing product category. Partially offsetting these increases were lower revenues at the Celera Genomics group and the unfavorable effects of foreign currency and higher royalty expenses at the Applied Biosystems group.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

SG&A expenses for the third quarter of fiscal 2006 increased compared to the prior year quarter due primarily to: increased employee-related costs and sales force investments of approximately $10 million at the Applied Biosystems group, including the impact of adopting SFAS No. 123R, and increased spending of approximately $6 million, which was comprised of: costs related to strategic initiatives; legal expenses; the development of, and enhancements to, the Applied Biosystems Portal; and Ambion-related expenses at the Applied Biosystems group. The Applied Biosystems Portal is an electronic commerce Internet web site. This increase was partially offset by the favorable effects of foreign currency of approximately $4 million, lower expenses due to the discontinuation of the Online/Information Business, and the Celera Genomics group’s decision to exit small molecule drug discovery and development.

SG&A expenses for the first nine months of fiscal 2006 increased compared to the prior year period due primarily to: increased employee-related costs and sales force investments of approximately $22 million at the Applied Biosystems group, including the impact of adopting SFAS No. 123R, and increased spending of approximately $12 million, which was comprised of: costs related to strategic initiatives; the development of, and enhancements to, the Applied Biosystems Portal; and Ambion-related expenses at the Applied Biosystems group. This increase was partially offset by the favorable effects of foreign currency and lower legal expenses of approximately $9 million at the Applied Biosystems group, and lower expenses due to the discontinuation of the Online/Information Business.

R&D expenses decreased for both the third quarter and first nine months of fiscal 2006 compared to the prior year periods, primarily as a result of: cost savings realized from the integration in fiscal 2005 of the MALDI TOF product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. at the Applied Biosystems group; the decision announced in the fourth quarter of fiscal 2005 to reduce and rebalance the workforce at the Applied Biosystems group; the discontinuation of Online/Information Business; and the Celera Genomics group’s decision to exit small molecule drug discovery and development. Partially offsetting these decreases were higher employee-related expenses at the Applied Biosystems group.

Interest income, net increased during the third quarter and first nine months of fiscal 2006 as compared to the same periods last year, primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments. The lower cash and cash equivalents and short-term investments were primarily as a result of share repurchase activity and the acquisition of Ambion.

The effective tax rate in the third quarter and first nine months of fiscal 2006 was a benefit compared to an expense in the third quarter and first nine months of fiscal 2005. The changes in both the quarter and year to date periods were primarily due to the previously described events impacting comparability, including the events described under tax items, as well as increased R&D credits at the Celera Genomics group.

Applera Corporation

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $938.2 million at March 31, 2006, and $1.4 billion at June 30, 2005. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at March 31, 2006. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, dividends, and approved share repurchases for the next twelve months and for the foreseeable future.

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

(Dollar amounts in millions)	June 30, 2005	March 31, 2006

Cash and cash equivalents	$779.4	$402.8
Short-term investments	645.1	535.4

Total cash and cash equivalents and short-term investments	$1,424.5	$938.2
Working capital	1,494.9	1,036.5

Cash and cash equivalents decreased during the first nine months of fiscal 2006 from June 30, 2005, as cash expenditures for the repurchase of Applera-Applied Biosystems stock, the acquisition of Ambion, the purchase of capital and other assets, and the payment of dividends, exceeded cash generated from operating activities, proceeds from the sales and maturities of available-for-sale investments, net of purchases, and proceeds from stock issuances.

Net cash flows from continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2005	2006

Net cash from operating activities	$126.4	$178.5
Net cash from investing activities	92.4	(198.3)
Net cash from financing activities	(5.3)	(348.7)
Effect of exchange rate changes on cash	17.1	(8.0)

Operating activities:

The increase in net cash provided from operating activities for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 resulted primarily from higher income-related cash flows, including the $33 million Bio-Rad settlement, partially offset by a higher use of cash from a decrease in accounts payable and other liabilities. The decrease in accounts payable and other liabilities was primarily due to a voluntary contribution of approximately $31 million to our pension plans in fiscal 2006 and the payment of approximately $23 million related to the previously discussed Amersham arbitration matter, partially offset by lower income tax payments at the Applied Biosystems group in fiscal 2006. Through the first nine months of fiscal 2005, we had not funded our U.S. pension plan as no contributions were required under the Employee Retirement Income Security Act (“ERISA”) regulations. In the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, working capital at the Celera Genomics group benefited primarily from a lower decrease in accounts payable and other liabilities, in part due to the discontinuation of the Online/Information Business. Partially offsetting this lower decrease were lower liabilities as a result of the decision to exit small molecule drug discovery and development and higher severance and lease payments.

Investing activities:

Capital expenditures, net of disposals, in the first nine months of fiscal 2006 were $33.9 million lower than in the prior year period due primarily to the purchase of several buildings in Foster City, California, in fiscal 2005 for approximately $42 million, partially offset by higher expenditures for the development of, and enhancements to, the Applied Biosystems Portal in fiscal 2006. The first nine months of fiscal 2006 included lower proceeds generated from sales and maturities of available-for-sale investments, net of purchases. In March 2006, we acquired Ambion for approximately $279 million as described in Note 3 to our condensed consolidated financial statements. The first nine months of fiscal 2005 included approximately $7 million received from MDS representing the first installment payment related to the previously discussed sale of MALDI TOF assets, net of expenses, and the maturation of non-callable U.S. government obligations, pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received on these U.S. government obligations was used to fund the interest and principal payments under the notes.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Financing activities:

The first nine months of fiscal 2006 included two dividend payments on Applera-Applied Biosystems stock compared to three payments in the first nine months of fiscal 2005. In the first nine months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock at an aggregate cost of $457.1 million. During the first nine months of fiscal 2006, we received higher proceeds from stock issued for stock plans than in the first nine months of fiscal 2005. In the first quarter of fiscal 2005, we repaid the remaining principal amount of the 8% senior secured convertible notes assumed in connection with the Axys acquisition of approximately $6 million.

Contractual Obligations

Our significant contractual obligations at March 31, 2006, and the anticipated payments under these obligations were as follows:

	Payments by Period

(Dollar amounts in millions)	Total	2006 (a)	2007 - 2008	2009 – 2010	Thereafter

Minimum operating lease payments (b)	$140.7	$10.2	$58.1	$36.8	$35.6
Purchase obligations (c)	122.5	57.2	37.8	21.6	5.9
Other long-term liabilities (d)	35.2	1.0	1.3	1.0	31.9

Total	$298.4	$68.4	$97.2	$59.4	$73.4

______________
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
(d) We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. Please see Note 12 to our condensed consolidated financial statements contained in this report and Note 4 to our consolidated financial statements in our 2005 Annual Report to Stockholders for more information on these plans.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended March 31,				Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	% Increase/ (Decrease)		2005	2006	% Increase/ (Decrease)

Net revenues	$454.8	$490.7	7.9%		$1,308.5	$1,388.1	6.1%
Cost of sales	207.7	215.7	3.9%		610.7	629.0	3.0%

Gross margin	247.1	275.0	11.3%		697.8	759.1	8.8%
SG&A expenses	123.4	141.1	14.3%		360.9	398.9	10.5%
R&D	50.9	48.0	(5.7%	)	144.0	134.1	(6.9%	)
Employee-related charges, asset impairments and other	(0.9)	(0.9)	—%		11.6	0.3	(97.4%	)
Asset dispositions and legal settlements		1.6			(38.2)	27.5	(172.0%	)
Acquired research and development		3.4				3.4

Operating income	73.7	81.8	11.0%		219.5	194.9	(11.2%	)
Interest income, net	3.5	4.1	17.1%		9.4	11.8	25.5%
Other income (expense), net	0.7	0.8	14.3%		2.8	3.7	32.1%

Income before income taxes	77.9	86.7	11.3%		231.7	210.4	(9.2%	)
Provision (benefit) for income taxes	22.4	(37.7)	(268.3%	)	66.4	12.0	(81.9%	)

Net income	$55.5	$124.4	124.1%		$165.3	$198.4	20.0%

Percentage of net revenues:
Gross margin	54.3%	56.0%			53.3%	54.7%
SG&A expenses	27.1%	28.8%			27.6%	28.7%
R&D	11.2%	9.8%			11.0%	9.7%
Operating income	16.2%	16.7%			16.8%	14.0%
Effective income tax (benefit) rate	29%	(43% )			29%	6%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Income (charge) included in income before income taxes	$0.9	$(4.1)	$26.6	$(31.2)
Provision (benefit) for income taxes	0.8	(64.0)	9.0	(58.0)

Net income increased in the third quarter and first nine months of fiscal 2006 primarily due to: the previously described events impacting comparability, including $63.3 million of tax benefits; higher net revenues; and lower R&D expenses. Partially offsetting this increase were higher SG&A expenses. The net effect of foreign currency on net income was a charge of approximately $2 million during the third quarter of fiscal 2006 and a charge of approximately $5 million during the first nine months of fiscal 2006 compared to the prior year periods.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and nine-month periods ended March 31:

	Three Months Ended March 31,				Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	% Increase/ (Decrease)		2005	2006	% Increase/ (Decrease)

DNA Sequencing	$141.6	$136.5	(4%	)	$400.7	$402.1	—%
% of total revenues	31%	28%			31%	29%

Real-Time PCR/Applied Genomics	132.2	162.2	23%		376.0	430.7	15%
% of total revenues	29%	33%			29%	31%

Mass Spectrometry	104.9	113.9	9%		307.6	330.6	7%
% of total revenues	23%	23%			23%	24%

Core PCR & DNA Synthesis	49.9	51.7	4%		144.8	146.7	1%
% of total revenues	11%	11%			11%	10%

Other Product Lines	26.2	26.4	1%		79.4	78.0	(2%	)
% of total revenues	6%	5%			6%	6%

Total	$454.8	$490.7	8%		$1,308.5	$1,388.1	6%

Net revenues, which include the unfavorable effects of foreign currency, increased in the third quarter of fiscal 2006 compared with the prior year quarter. Revenues for the third quarter of fiscal 2006 included a favorable impact of approximately 1% related to the Ambion acquisition, which was effective March 1, 2006. The unfavorable effects of foreign currency decreased net revenues in the third quarter of fiscal 2006 by approximately 2% as compared to the third quarter of fiscal 2005.

•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to increased sales of consumables products, in part due to the acquisition of Ambion, and higher license and royalty revenues. Sales of human identification products used in forensics and TaqMan® Gene Expression Assays products, used in academic and pharmaceutical research, contributed significantly to the product category growth. Additionally, license and royalty revenue increased primarily due to the previously discussed settlement with Bio-Rad Laboratories and MJ Research.

•	Revenues in the Mass Spectrometry product category were led by sales of the Q TRAP® systems and MALDI TOF/TOF systems, partially offset by lower sales of the API triple quad systems.
•	Revenues in the DNA Sequencing product category decreased due to reduced sales of high throughput genetic analyzers and DNA sequencing consumables.

Net revenues, which include the unfavorable effects of foreign currency, increased in the first nine months of fiscal 2006 compared with the prior year period. The unfavorable effects of foreign currency decreased net revenues in the first nine months of fiscal 2006 by approximately 2% as compared to the first nine months of fiscal 2005.

•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of consumables products. Sales of human identification products used in forensics and TaqMan® Gene Expression Assays products contributed significantly to the product category growth. Additionally, license and royalty revenue increased primarily due to the previously discussed settlement with Bio-Rad Laboratories and MJ Research.

•	Revenues in the Mass Spectrometry product category were led by sales of Q TRAP® systems, API triple quad systems, and MALDI TOF/TOF systems and higher service and support revenues.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenue by sources

The following table sets forth the Applied Biosystems group’s revenues by sources for the three and nine-month periods ended March 31:

	Three Months Ended March 31,			Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	% Increase/ (Decrease)	2005	2006	% Increase/ (Decrease)

Instruments	$199.1	$207.1	4.0%	$579.0	$601.4	3.9%
Consumables	176.4	191.1	8.3%	502.2	535.1	6.6%
Other sources	79.3	92.5	16.6%	227.3	251.6	10.7%

Total	$454.8	$490.7	7.9%	$1,308.5	$1,388.1	6.1%

Instruments

For the third quarter of fiscal 2006, instrument revenues increased from the prior year quarter primarily due to higher sales in the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories, partially offset by lower sales in the DNA Sequencing product category. Within the Mass Spectrometry category, higher sales of Q TRAP® systems and MALDI TOF/TOF systems were partially offset by reduced sales of API triple quad systems. Contributing to the increased sales in the Real-Time PCR/Applied Genomics category were real-time PCR instruments. The DNA Sequencing category decreased in the third quarter of fiscal 2006 due to reduced sales of high throughput genetic analyzers.

For the first nine months of fiscal 2006, instrument revenues increased as compared to the prior year period due primarily to higher sales in both the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories. Contributing to the increased sales in the Mass Spectrometry category were the Q TRAP® systems, API triple quad systems, and MALDI TOF/TOF systems, all of which benefited from new product introductions in the second half of fiscal 2005. The Real-Time PCR/Applied Genomics category benefited in fiscal 2006 from higher sales of real-time PCR instruments.

Consumables

The increase in consumables sales in the third quarter and first nine months of fiscal 2006 primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales. These sales increased primarily as a result of higher sales of human identification products used in forensics, TaqMan® Gene Expression Assays products, and chromatography media. Additionally, sales were favorably affected by the Ambion acquisition.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the third quarter and first nine months of fiscal 2006 primarily due to higher licensing and royalty revenues and higher service and support revenues. Included in revenues for the third quarter and the first nine months of fiscal 2006 were licensing fees and royalty payments of approximately $14 million due to the previously described settlement with Bio-Rad Laboratories and MJ Research. More than half of this amount was related to one-time licensing fees. Included in revenues for the third quarter and the first nine months of fiscal 2005 was a $2.5 million non-recurring licensing fee for some mass spectrometry technology. In the Real-Time PCR/Applied Genomics category, revenues increased in the nine-month period in part due to the issuance of a Real-Time instrument license in the second quarter of fiscal 2006.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and nine-month periods ended March 31:

(Dollar amounts in millions)	Three Months Ended March 31,				Nine Months Ended March 31,

	2005	2006	% Increase/ (Decrease)		2005	2006	% Increase/ (Decrease)

United States	$197.1	$218.1	10.7%		$580.0	$624.4	7.7%
Europe	146.9	157.1	6.9%		433.7	458.8	5.8%
Asia Pacific	91.4	96.3	5.4%		247.9	252.0	1.7%
Latin America and other markets	19.4	19.2	(1.0%	)	46.9	52.9	12.8%

Total	$454.8	$490.7	7.9%		$1,308.5	$1,388.1	6.1%

The unfavorable effects of foreign currency decreased revenues by approximately 6% in Europe and by approximately 4% in Asia Pacific during the third quarter of fiscal 2006 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 13% in Europe primarily as a result of sales of MALDI TOF/TOF systems, human identification products used in forensics, Ambion products, and TaqMan® Gene Expression Assays products. During the third quarter of fiscal 2006, revenues in Japan, which are included in total revenues for Asia Pacific, were relatively flat as compared to the prior year quarter as the unfavorable foreign currency effects of approximately 5% almost entirely offset increased sales of new Mass Spectrometry Q TRAP ® systems in that country. Revenues in other Asia Pacific countries increased by approximately 17%, including unfavorable foreign currency effects of approximately 2%, as compared to the prior year quarter. This increase was primarily due to increased sales of Q TRAP systems and MALDI TOF/TOF systems and low to medium throughput genetic analyzers. Sales in the U.S. increased primarily due to sales of Q TRAP systems, Ambion products, chromatography media, and increased royalty and licensing revenue.

The unfavorable effects of foreign currency decreased revenues by approximately 3% in Europe and by approximately 4% in Asia Pacific during the first nine months of fiscal 2006 as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 9% in Europe primarily as a result of sales of human identification products used in forensics, TaqMan Gene Expression Assays products, and chromatography media. During the first nine months of fiscal 2006, revenues in Japan declined approximately 6% as compared to the prior year period primarily due to unfavorable foreign currency effects of approximately 6%. Revenues in other Asia Pacific countries increased by approximately 16% as compared to the prior year period primarily due to sales of Q TRAP systems and low to medium throughput genetic analyzers. Sales in the U.S. increased primarily due to sales of API triple quad systems, the purchase by a large genome center of high throughput genetic analyzers, TaqMan Gene Expression Assays products, and increased royalty and licensing revenue.

Gross margin, as a percentage of net revenues, increased for the third quarter over the prior year quarter due primarily to $14 million of licensing fees and royalty payments related to the Bio-Rad Laboratories settlement, decreased software amortization, and improved service margins. The improvement in service margins was primarily driven by efficiencies and growth in the volume of service contracts, as well as pricing on selected billable parts and service contracts. Partially offsetting these increases were the unfavorable effects of foreign currency.

Gross margin, as a percentage of net revenues, increased for the first nine months over the prior year period due primarily to licensing fees and royalty payments related to the Bio-Rad Laboratories settlement. Additionally, gross margin was favorably affected by sales of some higher margin products in the DNA Sequencing product category and decreased software amortization. Service margins also improved for the first nine months of fiscal 2006 primarily driven by efficiencies and growth in the volume of service contracts, as well as pricing on selected billable parts and service contracts. Partially offsetting these increases were the unfavorable effects of foreign currency and higher royalty expenses.

SG&A expenses for the third quarter of fiscal 2006 increased compared to the prior year quarter due primarily to: increased employee-related costs and sales force investments of approximately $10 million, including the impact of adopting SFAS No. 123R, and increased spending of approximately $6 million, which was comprised of: costs related to strategic

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

initiatives; legal expenses; the development of, and enhancements to, the Applied Biosystems Portal; and Ambion-related expenses. This increase was partially offset by the favorable effects of foreign currency of approximately $4 million.

SG&A expenses for the first nine months of fiscal 2006 increased compared to the prior year period due primarily to: increased employee-related costs and sales force investments of approximately $22 million, including the impact of adopting SFAS No. 123R, and increased spending of approximately $12 million, which was comprised of: costs related to strategic initiatives; the development of, and enhancements to, the Applied Biosystems Portal; and Ambion-related expenses. This increase was partially offset by the favorable effects of foreign currency and lower legal expenses of approximately $9 million.

R&D expenses decreased in the third quarter and first nine months of fiscal 2006 from the prior year periods primarily as a result of cost savings realized from the integration in fiscal 2005 of the MALDI TOF product line into the Applied Biosystems/MDS Sciex Instruments joint venture with MDS Inc. and the decision announced in the fourth quarter of fiscal 2005 to reduce and rebalance the workforce. Partially offsetting the decrease were higher employee-related expenses.

Interest income, net increased during the third quarter and first nine months of fiscal 2006 as compared to the prior year periods due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments. The lower cash and cash equivalents and short-term investments were primarily as a result of share repurchase activity and the acquisition of Ambion.

Other income (expense), net increased in the first nine months of fiscal 2006 compared to the prior year period due to higher benefits associated with our foreign currency risk management program.

The effective tax rate in the third quarter of fiscal 2006 was a benefit compared to an expense in the third quarter of fiscal 2005. On a year to date basis, the effective tax rate decreased in the first nine months of fiscal 2006 compared to the prior year period. The changes in both the quarter and year to date periods were primarily due to the previously described events impacting comparability, including the events described under tax items.

Applied Biosystems Group

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents of $358.4 million at March 31, 2006, and $756.2 million at June 30, 2005. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at March 31, 2006. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, acquisitions, dividends, and approved share repurchases for the next twelve months and for the foreseeable future.

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

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

(Dollar amounts in millions)	June 30, 2005	March 31, 2006

Cash and cash equivalents	$756.2	$358.4
Working capital	844.1	449.8

Cash and cash equivalents decreased from June 30, 2005, as cash expenditures for the repurchase of Applera-Applied Biosystems stock, the acquisition of Ambion, the purchase of capital and other assets, and the payment of dividends, exceeded cash generated from operating activities, proceeds from stock issuances, and the $30 million cash received for its interest in the Celera Diagnostics joint venture. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2005	2006

Net cash from operating activities	$218.4	$263.8
Net cash from investing activities	(9.1)	(310.6)
Net cash from financing activities	(7.6)	(343.0)
Effect of exchange rate changes on cash	17.1	(8.0)

Operating activities:

Net cash from operating activities of continuing operations for the first nine months of fiscal 2006 was $45.4 million higher than in the first nine months of fiscal 2005. This increase resulted primarily from higher income-related cash flows, including the $33 million Bio-Rad settlement, partially offset by a higher use of cash due primarily to a decrease in accounts payable and other liabilities. The decrease in accounts payable and other liabilities was primarily due to a voluntary contribution of approximately $31 million to our pension plans in fiscal 2006 and the payment of approximately $23 million related to the previously discussed Amersham arbitration matter, partially offset by lower income tax payments in fiscal 2006. Through the first nine months of fiscal 2005, we had not funded our U.S. pension plan as no contributions were required under ERISA regulations. The Applied Biosystems group’s days sales outstanding were 56 days at March 31, 2006 and June 30, 2005 and 63 days at March 31, 2005. This decrease resulted primarily from continued strong collections activity, primarily in the U.S. and Europe. Additionally, total sales in Japan, although flat year over year, decreased as a percentage of total sales, which favorably impacted days sales outstanding because Japan historically has a longer collection cycle than other geographic areas. Inventory on hand was 3.0 months at March 31, 2006 compared to 2.4 months at June 30, 2005.

Investing activities:

Capital expenditures for the first nine months of fiscal 2006, net of disposals, were $32.8 million lower than in the prior year period due primarily to the purchase of several buildings in Foster City, California, in fiscal 2005 for approximately $42 million, partially offset by higher expenditures for the development of, and enhancements to, the Applied Biosystems Portal in fiscal 2006. The first nine months of fiscal 2006 included lower proceeds from sales of available for sale investments, net of purchases. In March 2006, we acquired Ambion for approximately $279 million as described in Note 3 to our condensed consolidated financial statements. The first nine months of fiscal 2005 included approximately $7 million received from MDS representing the first installment payment related to the previously discussed sale of MALDI TOF assets, net of expenses.

Financing activities:

The first nine months of fiscal 2006 included two dividend payments on Applera-Applied Biosystems stock compared to three payments in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock at an aggregate cost of $457.1 million. In the first nine months of fiscal 2006, we received higher proceeds from stock issued for stock plans than in the first nine months of fiscal 2005. In fiscal 2006, the Applied Biosystems group received $30 million from the Celera Genomics group as partial consideration for its interest in the Celera Diagnostics joint venture.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Celera Genomics Group

	Three Months Ended March 31,				Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	% Increase/ (Decrease)		2005	2006	% Increase/ (Decrease)

Net revenues	$17.2	$8.9	(48.3%	)	$52.1	$28.4	(45.5%	)
Cost of sales	4.9	4.9	—%		16.2	14.5	(10.5%	)
R&D	36.9	20.4	(44.7%	)	106.4	78.6	(26.1%	)
SG&A expenses	10.9	8.3	(23.9%	)	29.3	27.0	(7.8%	)
Amortization of intangible assets	0.7		(100.0%	)	2.2	1.1	(50.0%	)
Employee-related charges, asset impairments and other		20.9			2.8	20.9	646.4%
Asset dispositions and legal settlements						0.7

Operating loss	(36.2)	(45.6)	26.0%		(104.8)	(114.4)	9.2%
Gain on investments, net		3.1				7.6
Interest income, net	4.0	5.2	30.0%		10.2	16.4	60.8%
Other income (expense), net	(0.1)		(100.0%	)	1.1	(0.2)	(118.2%	)

Loss before income taxes	(32.3)	(37.3)	15.5%		(93.5)	(90.6)	(3.1%	)
Benefit for income taxes	11.3	14.0	23.9%		32.7	33.2	1.5%

Net loss	$(21.0)	$(23.3)	11.0%		$(60.8)	$(57.4)	(5.6%	)

Effective income tax benefit rate	35%	38%			35%	37%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Charge included in income before income taxes	$—	$(17.8)	$(4.5)	$(14.0)
Benefit for income taxes		(6.2)	(1.6)	(4.8)

Effective January 1, 2006, the Celera Genomics group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. Prior to that date, the Celera Genomics group accounted for its interest in the Celera Diagnostics joint venture under the equity method of accounting and included 100 percent of the losses of Celera Diagnostics in its statement of operations as ‘Loss from joint venture’. Additionally, the Celera Genomics group recorded 100 percent of net losses at Celera Diagnostics. The Celera Genomics group’s historical results have been restated for comparative purposes to reflect the transaction. However, the acquisition did not affect the Celera Genomics group’s net loss for the periods presented.

The higher net loss in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily resulted from the previously described events impacting comparability and lower net revenues, partially offset by lower R&D expenses. The lower net loss in the first nine months of fiscal 2006 compared to the same period last year primarily resulted from lower R&D expenses and higher interest income, almost completely offset by lower net revenues and the previously described events impacting comparability.

Reported revenues for the Celera Genomics group are comprised of product sales, equalization payments, and license and collaborative revenue. Under an alliance agreement with Abbott Laboratories, we work with each other exclusively through a profit sharing arrangement in most areas of molecular diagnostics, while both companies will also work independently outside the alliance in other selected areas. Product sales currently consist primarily of shipments to our

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

partner, Abbott, at a cost recovery price. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of the partners.

Reported revenues for the third quarter of fiscal 2006 were primarily comprised of diagnostic-related revenues and were essentially consistent with Celera Diagnostics’ revenues in the prior year quarter. On a year to date basis, diagnostic revenues were approximately $2 million lower than the prior year period, primarily as a result of decreased equalization revenues from Abbott, partially offset by higher product sales to Abbott. Reported revenues decreased for the third quarter and first nine months of fiscal 2006 compared to the prior year periods, primarily as a result of the discontinuation of the Online/Information Business and the operations of Paracel. Substantially all of the existing customer contracts related to the Online/Information Business terminated on or prior to June 30, 2005.

Cost of sales in the first nine months of fiscal 2005 included $1.7 million related to the impairment of Paracel inventory.

R&D expenses decreased in the third quarter and first nine months of fiscal 2006 compared to the prior year periods primarily due to the decision to exit small molecule drug discovery and development, the reimbursement by the Applied Biosystems group of some expenses incurred by the Celera Genomics group for research performed to assist the Applied Biosystems group in product development activities, and the discontinuation of the Online/Information Business.

SG&A expenses decreased in the third quarter and first nine months of fiscal 2006 compared to the same periods last year primarily due to the discontinuation of the Online/Information Business. SG&A expenses also decreased in the third quarter compared to the prior year quarter due to the decision to exit small molecule drug discovery and development. Additionally, impacting the year to date period were higher professional and legal services.

Interest income, net increased during the third quarter and first nine months of fiscal 2006 as compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Other income, net for the first nine months of fiscal 2005 included a non-recurring receipt of $1.0 million related to a financing activity for a non-strategic investment and the write-down of an investment acquired as part of the Axys acquisition.

The increase in the effective income tax benefit rate for the third quarter and first nine months of fiscal 2006 compared to the prior year periods was primarily attributable to an increase in R&D credits and the tax benefit recorded on the previously described events impacting comparability.

Supplemental information

	Three Months Ended March 31,		Nine Months Ended March 31,

(Dollar amounts in millions)	2005	2006	2005	2006

Equalization revenue, net	$5.3	$4.7	$15.7	$12.4
End-user alliance sales for all products sold primarily through Abbott Laboratories	15.7	20.0	43.5	57.0
The Celera Genomics group’s 50% pre-tax loss from alliance activities	(8.6)	(5.4)	(28.2)	(18.3)

End-user alliance sales for all products sold primarily through Abbott increased for the third quarter of fiscal 2006 compared to the prior year quarter primarily due to increased sales of Hepatitis C Virus (“HCV”) and Human Immunodeficiency Virus (“HIV”) RealTime™ assays used on the m2000™ system and increased sales of high resolution human leukocyte antigen (“HLA”) products and the Celera Genomics group’s cystic fibrosis ASRs and ViroSeq® products. This increase was partially offset by the discontinuation of the low resolution HLA product line that was removed from the alliance in December 2005.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

End-user alliance sales for all products sold primarily through Abbott increased for the first nine months of fiscal 2006 compared to the prior year period primarily due to increased sales of HCV and HIV RealTime™ assays used on the m2000™ system, third party high resolution HLA products, and the Celera Genomics group’s ASRs for HCV. These end-user sales were partially offset by lower sales of the low resolution HLA product line that was removed from the alliance in December 2005.

During the third quarter of fiscal 2006, the Celera Genomics group’s 50 percent portion of the pre-tax loss of the alliance decreased compared to the prior year quarter primarily due to reduced R&D spending. Gross margin during the third quarter remained relatively unchanged, and declined modestly as a percentage of end-user sales, from the prior year quarter primarily due to activities associated with launching the m2000 system in Europe. During the first nine months of fiscal 2006, the Celera Genomics group’s 50 percent portion of the pre-tax loss of the alliance decreased compared to the prior year period primarily as a result of increased gross margin resulting from the higher end-user sales coupled with reduced R&D spending. Gross margin as a percentage of end-user sales in the first nine months of fiscal 2006 was relatively unchanged from the same period in the prior year.

Celera Genomics Group

Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $579.8 million at March 31, 2006, and $668.3 million at June 30, 2005. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at March 31, 2006.

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

(Dollar amounts in millions)	June 30, 2005	March 31, 2006

Cash and cash equivalents	$23.2	$44.4
Short-term investments	645.1	535.4

Total cash and cash equivalents and short-term investments	$668.3	$579.8
Working capital	650.4	586.4

Cash and cash equivalents decreased from June 30, 2005, as the amount expended on operations, the $30 million payment by the Celera Genomics group to the Applied Biosystems group as partial consideration for its interest in the Celera Diagnostics joint venture, and the purchase of capital assets exceeded the proceeds received from the sales and maturities of available for sale investments, net of purchases, the sale of assets, and stock issuances. Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2005	2006

Net cash from operating activities	$(91.4)	$(85.1)
Net cash from investing activities	101.0	112.2
Net cash from financing activities	2.3	(5.7)

Operating activities:

Net cash used by operating activities for the first nine months of fiscal 2006 was $6.3 million lower than in the first nine months of fiscal 2005. The lower use of cash resulted primarily from lower working capital requirements in fiscal 2006, partially offset by higher net cash operating losses in fiscal 2006. In the first nine months of fiscal 2006 compared to the

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

first nine months of fiscal 2005, working capital benefited primarily from a lower decrease in accounts payable and other liabilities, in part due to the discontinuation of the Online/Information Business. Partially offsetting this lower decrease were lower liabilities as a result of the decision to exit small molecule drug discovery and development and higher severance and lease payments.

Investing activities:

Net cash from investing activities for the first nine months of fiscal 2006 increased from the first nine months of fiscal 2005 due primarily to the proceeds received on the sale of non-strategic investments in fiscal 2006. The first nine months of fiscal 2005 included the maturation of non-callable U.S. government obligations pledged as collateral for the 8% senior secured convertible notes assumed in connection with the acquisition of Axys. A portion of the proceeds from the principal and interest received from these U.S. government obligations was used to fund the interest and principal payments under the notes.

Financing activities:

During the first nine months of fiscal 2005, we repaid the remaining $6 million principal amount of the convertible notes assumed in connection with the acquisition of Axys. In the first nine months of fiscal 2006, we received higher proceeds from stock issued for stock plans compared to the first nine months of fiscal 2005. We also received proceeds from the exercise of options held by The Institute for Genomic Research (“TIGR”) in the first nine months of fiscal 2006. TIGR received these options in fiscal 1999 in connection with the formation of the Celera Genomics group. In the first nine months of fiscal 2006, we paid $30 million to the Applied Biosystems group as partial consideration for its interest in the Celera Diagnostics joint venture.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financial and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At March 31, 2006, we recorded in our condensed consolidated financial statements a net asset of $7.9 million related to these forward and option contracts, compared with a net asset of $14.0 million at June 30, 2005. This decrease was primarily attributed to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of March 31, 2006. Assuming a hypothetical 10% adverse change in currency rates relative to the U.S. dollar as of March 31, 2006, we calculated a hypothetical after-tax loss of $14.2 million, as compared to a hypothetical after-tax loss of $13.8 million at June 30, 2005. Our analysis included the change in value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. However, our analysis excluded the impact of translation of foreign currency-denominated forecasted revenues and intercompany transactions. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical loss calculated would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

For further information on our market risks, please refer to the discussion contained in the management’s discussion and analysis section of our 2005 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Outlook

The outlook below for the Applied Biosystems group contains non-GAAP EPS information, including financial measures that have been adjusted to exclude some costs, expenses, gains and losses and other specified items. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from non-GAAP measures used by other companies. Among the items included in GAAP earnings but excluded for purposes of determining non-GAAP EPS are: gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings; asset impairment charges; and amortization of acquired intangibles. We believe the presentation of non-GAAP information provides useful information to management and investors regarding various financial and business trends relating to our financial condition and results of operations, and that when GAAP information is viewed in conjunction with non-GAAP information, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. This information is not intended to be considered in isolation or as a substitute for GAAP financial information.

Applied Biosystems Group

The Applied Biosystems group believes that its fiscal year 2006 outlook and financial performance will be affected by, among other things: the introduction and adoption of new products; the level of commercial investments in life science R&D; the level of government funding for life science research; the outcome of pending litigation matters; competitive product introductions and pricing; and the success of the Applied Biosystems group’s expanded licensing program for real-time PCR technology.

Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2006. This Outlook includes the impact from the acquisition of Ambion.

•	At exchange rates existing as of mid April 2006, the Applied Biosystems group expects mid single digit revenue growth for fiscal 2006.
•

The Applied Biosystems group anticipates revenue growth in the Real-Time PCR/Applied Genomics, Mass Spectrometry, and Core PCR and DNA Synthesis product categories and revenue declines in the remaining categories: DNA Sequencing, and Other Product Lines. Ambion revenues are recognized in the Real-Time PCR/Applied Genomics category.

•	Excluding specified items that affect the comparability of both fiscal periods, the Applied Biosystems group expects double digit non-GAAP EPS growth over the prior year.
•	The Applied Biosystems group continues to expect the effective tax rate to be approximately 29%.
•	The Applied Biosystems group expects capital spending for fiscal 2006 to be in the range of $45-50 million.
•	The Applied Biosystems group expects the pre-tax impact of adopting SFAS No. 123R (accounting for stock based compensation) to be approximately $8.5 million, with an EPS impact of approximately $0.03.

In addition, the Applied Biosystems group anticipates charges of approximately $3 million in the fourth quarter of fiscal 2006 related to the amortization of acquired intangibles.

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.

Celera Genomics Group

With the acquisition of the Applied Biosystems group’s interest in Celera Diagnostics effective January 1, 2006, this outlook for the Celera Genomics group includes the outlook for Celera Diagnostics. The Celera Genomics group anticipates that its fiscal 2006 financial performance will be affected by, among other things, continued growth in demand for current and new diagnostic products and potential revenue from technology licenses and collaborations. Additionally, the Celera Genomics group intends to partner or sell its remaining small molecule pipeline, and programs that are not partnered or sold will be terminated.

Subject to the inherent uncertainty associated with these factors, the Celera Genomics group has the following expectations regarding its financial performance:

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•	The Celera Genomics group anticipates end-user sales of products sold though the strategic alliance with Abbott of $75 to $85 million.
•	The Celera Genomics group anticipates R&D expenses to be in the range of $93 to $100 million.
•

Total pre-tax restructuring charges associated with the decision to reduce the Celera Genomics group’s small molecule program workforce are anticipated to be approximately $30 million. Approximately $20 million of these charges will be cash charges.

•

The Celera Genomics group anticipates that its net loss for fiscal 2006 will be in the range of $70 to $78 million. This net loss includes the estimated charges and shutdown costs, as well as the estimated expenses, associated with the completion of the partnering or sale of the small molecule programs. This net loss does not include any value that might be received from any partnering or sale of its small molecule programs and associated assets. On an annualized basis for fiscal 2006, variable spending associated with the small molecule programs would have been approximately $75 million, of which approximately 90% would have been cash expenses.

•

At the end of fiscal 2006, the Celera Genomics group expects to have cash and short–term investments in the range of $550 to $570 million. This outlook excludes any potential proceeds from any partnering, or sale, of its small molecule programs and associated assets.

The Celera Genomics group anticipates that its net loss for fiscal 2007 will be less than $40 million.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described below under the headings “Factors Relating to Applied Biosystems” and “Factors Relating to Celera Genomics.”

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

The Applied Biosystems group relies on third parties for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, there can be no assurance that their operations will not be disrupted. These disruptions could be caused by conditions unrelated to the business or operations of the Applied Biosystems group, including the bankruptcy of the manufacturer or supplier. For example, Delphi Medical Systems Texas Corporation, a supplier of some instruments, parts, and components to the group pursuant to a manufacturing and supply contract, filed a petition in the United States Bankruptcy Court on October 8, 2005, seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. Since the filing of the bankruptcy petition, Delphi has continued to perform under the contract and has not indicated to us that it will discontinue performing. However, as of the date of this report, the Applied Biosystems group does not know the ultimate effect of this filing, if any, on Delphi’s or the group’s operations and there remains an ongoing risk that Delphi will discontinue performing under the contract because of its financial situation or the bankruptcy proceedings. The Applied Biosystems group does not currently have alternative third party manufacturing or supply arrangements for some of the key products and key components manufactured or supplied by third parties. Although the Applied Biosystems group has its own manufacturing facilities, and believes it might be able to manufacture some of the products and components currently sourced from third parties, it also believes that it would take considerable

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

time and resources to establish the capability to do so. Accordingly, if third party manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be adversely affected.

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

•

In response to patent infringement claims made by us against Stratagene Corporation, Stratagene has filed counterclaims seeking declaratory judgment that our U.S. Patent No. 6,814,934 in the field of real-time PCR is invalid and not infringed.

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

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 55% of the Applied Biosystems group’s net revenues for the nine months ended March 31, 2006 of our 2006 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

The future growth of the Applied Biosystems group depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on the Applied Biosystems group’s financial condition and operating results. If these types of transactions are pursued, it may be difficult for the Applied Biosystems group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by the Applied Biosystems group may ultimately have a negative impact on its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to the Celera Genomics group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our current fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to the Celera Genomics group’s acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $20.9 million related to the group’s decision to partner or sell its small molecule drug discovery and development programs and integration of Celera Diagnostics into the Celera Genomics group. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

Factors Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $851 million as of March 31, 2006, and expects that it will continue to incur net losses for the foreseeable future. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and diagnostic and therapeutic product discovery and development. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations. As a result, the Celera Genomics group may not be able to achieve profitable operations.

The Celera Genomics group’s therapeutic product business is focused on the discovery of potential therapeutic targets, and the group does not have the capability to advance therapeutic targets into development without collaborating with other companies or licensing its targets to other companies. We recently announced plans for the Celera Genomics group to partner or sell its small molecule drug discovery and development programs. As a consequence of this decision, the Celera Genomics group reduced its workforce and eliminated substantially all of its personnel with capabilities in the field of drug development. Although the Celera Genomics group continues to conduct therapeutic target discovery research, it does not currently have the personnel or other resources necessary to develop any potential therapeutic products for those targets or to move any potential therapeutic products through pre-clinical or clinical development, and the Celera Genomics group does not currently plan to develop those capabilities. As a result, for the foreseeable future the Celera Genomics group expects that it will only be able to develop, or participate in the development of, therapeutic products for targets that it discovers by collaborating with other companies or by licensing targets to other companies. There can be no assurance that other companies will be interested in entering into these relationships with the Celera Genomics group, or that they will be interested in doing so on terms that we consider acceptable.

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

The Celera Genomics group’s diagnostics and/or therapeutics businesses could be adversely affected if collaborators or licensees fail to perform under their agreements with the Celera Genomics group or if they terminate those agreements. Each of the Celera Genomics group’s existing collaboration and other agreements may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials and commercialization activities by the Celera Genomics group’s collaborators are not within the Celera Genomics group’s control. The Celera Genomics group cannot ensure that its collaborators or licensees will perform their obligations as expected. If any of the Celera Genomics group’s collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, the development or commercialization of diagnostic or therapeutic products may be delayed or otherwise adversely affected. If the Celera Genomics group assumes responsibilities for continuing programs on its own after termination of a collaboration or other agreement, the Celera Genomics group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel some development programs.

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

Clinical trials of diagnostic or therapeutic product candidates may not be successful. This is particularly applicable to clinical trials of therapeutic product candidates, which are subject to more extensive regulatory requirements than clinical trials of potential diagnostic products. Clinical trials may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of the Celera Genomics group’s or its collaborators’ or licensees’ diagnostic or therapeutic product candidates. Many companies in the pharmaceutical and diagnostics industries, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. The results from pre-clinical studies may be different from the results that are obtained in clinical trials. Factors that could cause delays in or termination of or otherwise adversely affect the success of clinical trials of a therapeutic product candidate include:

•	the Celera Genomics group’s or its collaborators’ or licensees’ therapeutic product candidates may not prove to be efficacious or may cause unacceptable toxicity or other harmful side effects;
•

negative or inconclusive clinical trial results may require the Celera Genomics group or its collaborators or licensees to conduct further testing or to abandon projects that appeared promising in preliminary studies;

•

registration or enrollment of patients or other volunteer participants in the Celera Genomics group’s or its collaborators’ or licensees’ clinical testing may be lower than anticipated, resulting in delay or cancellation of clinical testing; and

•

regulators or institutional review boards may prevent, delay, suspend, or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients or other volunteers are being exposed to unacceptable health risks.

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

The Celera Genomics group’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with the diagnostic products offered by the Celera Genomics group or its collaborators, such as analyte specific reagents, diagnostic test kits or diagnostic testing services that perform the same or similar purposes as the Celera Genomics group’s or its collaborators’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by the Celera Genomics group or its collaborators. For example, a clinical laboratory can use either reagents purchased from manufacturers other than the Celera Genomics group, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by the Celera Genomics group for use in the testing of the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by the Celera Genomics group or its collaborators because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical testing laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

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

Even if genetic testing is accepted as a method to manage health care, the Celera Genomics group cannot be certain that its diagnostic products will be accepted in the clinical diagnostics market. If genetic testing becomes widely accepted in the clinical diagnostics market, the Celera Genomics group cannot predict the extent to which doctors and clinicians may be willing to utilize the Celera Genomics group’s diagnostic products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as the Celera Genomics group’s products.

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

If these types of transactions are pursued, it may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately have a negative impact on its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to the Celera Genomics group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our current fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to the Celera Genomics group’s acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $20.9 million related to the group’s decision to partner or sell its small molecule drug discovery and development programs and integration of Celera Diagnostics into the Celera Genomics group.

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

Our company is subject to a class action lawsuit relating to its 2000 offering of shares of Applera-Celera Genomics stock that may be expensive and time consuming. Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera Genomics stock in our follow-on public offering of Applera-Celera Genomics stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Celera Genomics stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

Back to Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 57 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 44 of our 2005 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the third quarter of our 2006 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the third quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2005 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously filed Quarterly Reports on Form10-Q for the first and second quarters of our current fiscal year, updating the information disclosed in our 2005 10-K. Set forth below is a further update to those disclosures, including specifically a description of previously disclosed cases in which there have been recent developments that may be material.

We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2005 10-K as updated by the disclosures in our subsequent Quarterly Reports, including this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2005 10-K under the heading “Commercial Litigation,” as updated by the disclosures in our subsequent Quarterly Reports, including this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group.

We were involved in several litigation matters with MJ Research, Inc. (acquired by Bio-Rad Laboratories, Inc. since the commencement of litigation), which commenced with our filing claims against MJ Research on June 24, 1998, in the U.S. District Court for the District of Connecticut based on its alleged infringement of some polymerase chain reaction, or PCR, patents. In response to our claims, MJ Research filed counterclaims including, among others, allegations that we licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, that some of our patents were unenforceable because of patent misuse, and that some of our patents were invalid and unenforceable because of inequitable conduct. MJ Research was seeking injunctive relief, monetary damages, costs and expenses, and other relief. These matters were adjudicated in part through a jury trial, which resulted in a verdict in our favor rendered in April 2004, and the remaining issues were resolved through a series of summary judgments granted by the District Court in several rulings issued in our favor between December 2004 and April 2005. As a result, MJ Research’s counterclaims were rejected and MJ Research was held liable to us and Roche Molecular Systems, also a party to the litigation, for infringement of U.S. Patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. Patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). Further, the infringement of the ‘195, ‘202, ‘188 and ‘493 patents was held to be willful. As a result of these decisions in our favor, in April 2005, the District Court awarded us and Roche Molecular Systems damages of $35.4 million plus reasonable attorneys’ fees, an enhancement of the original damages award granted by the jury in the amount of $19.8 million. The court also awarded, on August 26, 2005, prejudgment interest of approximately $1 million. Additionally, on August 30, 2005, the court issued an order enjoining MJ Research from infringing U.S. Patent Nos. 5,333,675, 5,656,493 and 5,475,610. Both parties filed notices of appeals of some of the rulings in the case, including the damages award and the order enjoining MJ Research. However, all of these legal proceedings were terminated by the parties pursuant to a settlement agreement signed on February 9, 2006. As part of the settlement, the parties filed with the court, and the court signed into effect, a consent judgment and permanent injunction. In connection with the settlement, Bio-Rad’s existing license to some of Applera’s thermal cycler patents and Roche Molecular Systems’ PCR patents has been amended to include the MJ Research thermal cyclers that were subject to this litigation. The settlement agreement, which we refer to in this Legal Proceedings section as the “Bio-Rad Settlement Agreement,” resolved other legal proceedings as further described below.

Subsequent to the filing of our claims against MJ Research which are described in the preceding paragraph, on September 21, 2000, MJ Research filed an action against us in the U.S. District Court for the District of Columbia. This complaint was based on the allegation that the patents underlying our DNA sequencing instruments were improperly obtained because one of the alleged inventors, whose work was funded in part by the U.S. government, was knowingly omitted from the patent applications. Our patents at issue were U.S. Patent Nos. 5,171,534, entitled “Automated DNA Sequencing Technique,” 5,821,058, entitled “Automated DNA Sequencing Technique,” 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” and 4,811,218, entitled “Real Time Scanning Electrophoresis Apparatus for DNA Sequencing.” The complaint asserted violations of the federal False Claims Act and the federal Bayh Dole Act, invalidity and unenforceability of the patents at issue, patent infringement, and various other civil claims against us. MJ Research was seeking monetary damages, costs and

Back to Index

expenses, injunctive relief, transfer of ownership of the patents in dispute, and other relief as the court deemed proper. MJ Research claimed to be suing in the name of the U.S. government although the government declined to participate in the suit. On October 9, 2003, the case against us was dismissed but MJ Research filed an appeal. On November 21, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal. Pursuant to the Bio-Rad Settlement Agreement described above, MJ Research agreed not to pursue an appeal of this decision and therefore these legal proceedings have terminated.

Bio-Rad Laboratories, Inc. filed a patent infringement, trademark infringement, and unfair competition action against us in the U.S. District Court for the Northern District of California on December 26, 2002. The complaint alleged that we were infringing Bio-Rad’s U.S. Pat. No. 5,089,011, entitled “Electrophoretic Sieving in Gel-Free Media with Dissolved Polymers,” and infringing Bio-Rad’s “Bio-Rad” trademark. They filed a third amended complaint against us on May 30, 2003. The allegedly infringing products according to the third amended complaint were instruments using, and reagents used for, capillary electrophoresis, and products using the BioCAD® name. Bio-Rad was seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. However, these legal proceedings were terminated by the parties pursuant to the Bio-Rad Settlement Agreement described above. As part of the settlement, the parties filed with the court, and the court signed into effect, a consent judgment and permanent injunction. Also as part of the settlement, Applera has entered into a license agreement with Bio-Rad relating to capillary electrophoresis technology.

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc., and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that the defendants’ activities involving instruments for real-time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad and MJ Research answered the complaint and counterclaimed for declaratory relief that the ‘934 patent was invalid and not infringed. Bio-Rad and MJ Research were seeking dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deemed proper. Pursuant to the Bio-Rad Settlement Agreement described above, Bio-Rad, MJ Research, and Applera settled the claims and counter-claims against each other described in this paragraph, and they filed with the court, and the court signed into effect, a consent judgment and permanent injunction. In addition, Bio-Rad has entered into a license agreement with Applera relating to real-time thermal cyclers sold in the U.S. and Canada, and a limited license for real-time thermal cyclers sold in Europe and Japan. Stratagene also answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed. Stratagene is seeking dismissal of our complaint, a judgment that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleges that we are infringing Beckman Coulter’s U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled “Capillary Electrophoresis Using Replaceable Gels,” and U.S. Patent No. 5,552,580, entitled “Heated Cover Device.” The allegedly infringing products are the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 has been reissued as U.S. Patent No. RE 37,941, entitled “Capillary Electrophoresis Using Replaceable Gels.” On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter is seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deems proper. On February 10, 2003, we filed our answer to Beckman Coulter’s allegations, and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter’s claim are invalid, unenforceable, and not infringed. We are seeking dismissal of Beckman Coulter’s complaint, costs and expenses, declaratory and injunctive relief, and other relief as the court deems proper. On April 26, 2006, we joined with Beckman Coulter in announcing the establishment of terms of a settlement to resolve all outstanding legal disputes between us, and the court has stayed its proceedings for 90 days pending completion of definitive agreements based on these terms.

Back to Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the third quarter of fiscal 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (2)(3)

January 1-January 31, 2006	1,928	$27.8200	—	5,000,000 shares
February 1-February 28, 2006	6,094	$28.4990	—	5,000,000 shares
March 1- March 31, 2006	—	$—	—	5,000,000 shares

Total	8,022	$28.3358	—	5,000,000 shares

(1)	Consists of shares tendered by employees to cover the exercise price of employee stock options and taxes relating to the vesting of restricted stock.
(2)

On January 25, 2006, we announced that our board of directors authorized the repurchase of up to 5,000,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (3) below. The new authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases will be made from time to time depending on market conditions and will be funded using the Applied Biosystems group’s U.S. surplus cash and cash generated from domestic operations, as well as funds to be borrowed under our revolving corporate credit facility or from other sources, if and when required. No shares were purchased under this authorization during the third quarter of fiscal 2006.

(3)

We previously announced that our board of directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of fiscal 2006.

This table provides information regarding our purchases of shares of Applera-Celera Genomics stock during the third quarter of fiscal 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (2)

January 1-January 31, 2006	—	$—	—	—
February 1-February 28, 2006	968	$11.73	—	—
March 1-March 31, 2006	—	$—	—	—

Total	968	$11.73	—	—

(1)	Consists of shares tendered by employees to cover the exercise price of employee stock options.
(2)

We previously announced that our board of directors has authorized the repurchase of shares of Applera-Celera Genomics stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of fiscal 2006.

Back to Index

Item 6. Exhibits.

10.1*	Restated Strategic Alliance Agreement, effective as of January 9, 2006, among Applera Corporation, Celera Diagnostics, LLC, and Abbott Laboratories.

10.2

Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera Genomics group, Foster City Holdings, LLC, and Rockville Holdings, LLC.

13.1

Annual Report to Stockholders for the fiscal year ended June 30, 2005, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).

13.2	Quarterly Report on Form 10-Q of Applera Corporation for the fiscal quarter ended September 30, 2005, to the extent incorporated herein by reference (Commission file number 1-4389).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION
	By:	/s/ Dennis L. Winger

Dennis L. Winger Senior Vice President and Chief Financial Officer
	By:	/s/ Ugo D. DeBlasi

Dated: May 9, 2006		Ugo D. DeBlasi Vice President and Controller (Chief Accounting Officer)

Back to Index

EXHIBIT INDEX

Exhibit Number

10.1*	Restated Strategic Alliance Agreement, effective as of January 9, 2006, among Applera Corporation, Celera Diagnostics, LLC, and Abbott Laboratories.

10.2

Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera Genomics group, Foster City Holdings, LLC, and Rockville Holdings, LLC.

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

*

Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.