Form 10-K
period 2006-06-30
APPLERA CORP
filed 2006-08-24
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006

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

Title of Class: Class G Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

As of December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Applera Corporation-Applied Biosystems Group Common Stock (based upon the average of the high and low price) held by non-affiliates was $4,825,162,439, and the aggregate market value of Applera Corporation-Celera Genomics Group Common Stock (based upon the average of the high and low price) held by non-affiliates was $817,324,664. As of August 16, 2006, 182,243,585 shares of Applera Corporation-Applied Biosystems Group Common Stock and 77,742,673 shares of Applera Corporation-Celera Genomics Group Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for Fiscal Year ended June 30, 2006 - Parts I, II, and IV.

Proxy Statement for 2006 Annual Meeting of Stockholders - Part III.

TABLE OF CONTENTS

PART I	1
PART II	81
PART III	85
Item 10.	Directors and Executive Officers of the Registrant	85
	Identification and Business Experience of Directors	85

PART IV	89
SIGNATURES	98
EXHIBITS, INCLUDING CERTIFICATIONS

- ii -

Back to Contents

PART I

Item 1.	Business

Company Overview

Applied Biosystems and Celera Genomics Business Segments

Applera Corporation conducts business through two business segments, which are described below. Throughout this report, terms such as “Applera,” “we,” “us,” or “our” may be used to refer to Applera Corporation.

Applied Biosystems Group. Our Applied Biosystems Group, which we refer to as “Applied Biosystems” throughout this report, serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries and develop new pharmaceuticals. Applied Biosystems’ products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: human identity testing (forensic and paternity testing); “biosecurity,” which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, for example in food and the environment. A description of this business segment and developments during our 2006 fiscal year is set forth below in this Item 1 under the heading “Business–Applied Biosystems Group Business.”

Celera Genomics Group. Our Celera Genomics Group, which we refer to as “Celera Genomics” throughout this report, is primarily a molecular diagnostics business that is using proprietary genomics and proteomics discovery platforms to identify and validate novel diagnostic markers, and is developing diagnostic products based on these markers as well as other known markers. Celera Genomics maintains a strategic alliance with Abbott Laboratories for the development and commercialization of molecular, or nucleic acid-based, diagnostic products, and it is also developing new diagnostic products outside of this alliance. Through its genomics and proteomics research efforts, Celera Genomics is also discovering and validating therapeutic targets, and it is seeking strategic partnerships to develop therapeutic products based on these discovered targets. In January 2006, Celera Genomics announced its intention to sell or partner its small molecule drug discovery and development programs. During the fourth quarter of our 2006 fiscal year Celera Genomics transferred rights to several of these programs to other companies and terminated all other small molecule programs. A description of this business segment and developments during our 2006 fiscal year is set forth below in this Item 1 under the heading “Business–Celera Genomics Group Business.”

Information about the risk factors associated with our business segments is set forth below in Item 1A of this report under the headings “Risk Factors–Risks Relating to Applied Biosystems” and “Risk Factors–Risks Relating to Celera Genomics.”

We maintain a corporate staff to provide accounting, tax, treasury, legal, information technology, human resources, and other shared internal services for Applied Biosystems and Celera Genomics.

Back to Contents

Celera Diagnostics Restructuring

Through December 31, 2005, we operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between Applied Biosystems and Celera Genomics. In January 2006, we announced that our Board of Directors had approved a restructuring of Celera Diagnostics. As a result of the restructuring, effective as of January 1, 2006, Applied Biosystems’ interest in Celera Diagnostics was transferred to Celera Genomics in exchange for various considerations to Applied Biosystems. More information about this transaction is described below in this Item 1 under the heading “Business–Celera Diagnostics Restructuring.”

As a result of the reorganization described above and the manner by which our management now operates and assesses the business, Celera Diagnostics is no longer a separate segment within Applera, and we have restated prior period consolidating financial information to reflect this change. For more information, please see Notes 1 and 15 to our consolidated financial statements contained on pages 43 through 50, 73, and 74 of our Annual Report to Stockholders for our 2006 fiscal year.

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

More information about Applera-Applied Biosystems stock and Applera-Celera stock is set forth below in Item 5 of this report under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Also, information about the risk factors associated with our capital structure and our two classes of common stock is set forth below in Item 1A of this report under the heading “Risk Factors–Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

Available Information

Websites. We maintain Internet websites for Applera, Applied Biosystems, and Celera Genomics. All interested persons can access the following information on these websites free of charge:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission;

Back to Contents

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

Website Addresses:	www.applera.com www.appliedbiosystems.com www.celera.com
SEC Filings:	Click on the link to “SEC Filings” in the “Investors & Media” section of the website, and then click again on the link to “SEC Filings.”
“Insider Transaction” Reports:	Click on the link to “SEC Filings” in the “Investors & Media” section of the website and then click again on the link to “SEC Insider Filings.”
Corporate Governance Information:

Click on the link to “Corporate Governance” in the “Corporate” section of the Applera website. Click on the link to “Corporate Governance” in the “Investors & Media” section of the Applied Biosystems or Celera Genomics websites.

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

Information Incorporated by Reference. The SEC allows us to “incorporate by reference” some information from parts of other documents filed with the SEC, including:

•	our Annual Report to Stockholders for our 2006 fiscal year, which we refer to in this report as our “2006 Annual Report”; and
•	our Proxy Statement relating to our Annual Meeting of Stockholders to be held on October 19, 2006, which we refer to in this report as our “2006 Proxy Statement.”

Back to Contents

When we “incorporate by reference,” that means that we are referring you to important information in other documents that have been filed with the SEC rather than repeating that information in this report. We recommend that you refer to the information that we indicate is contained in the other documents and which is incorporated by reference into this report. The portions of our 2006 Annual Report that are incorporated by reference into this report are included as Exhibit 13 to this report.

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

DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell, a process referred to as gene expression. DNA molecules consist of chemical subunits, called nucleotides, bound in two long strands formed by a chemical “backbone” made up of sugar and phosphate molecules. There are four nucleotides – adenine, cytosine, guanine, and thymine – often abbreviated with their first letters A, C, G, and T and often referred to as bases. In a DNA molecule, the nucleotides in the two strands are bound together in pairs to form a structure that resembles a twisted ladder, which is often referred to as a double helix. The bound pairs of nucleotides, which form the rungs of the ladder, are often referred to as base pairs.

Genes are individual segments of these DNA molecules that carry the specific information necessary to perform particular biological functions including, for example, to construct particular proteins. Genes may contain from several dozen to tens of thousands of nucleotides. The entire collection of DNA in an organism, called the genome, may contain a wide range of nucleotides, including as few as 4 million nucleotides in the case of simple bacteria and 3.1 billion base pairs of nucleotides in the case of human beings.

RNA molecules are similar to DNA in structure and are essential for biological function through a number of biochemical activities within the human body. There are different types of RNA molecules, each of which has a different function. For example, messenger RNA, the most widely understood form of RNA, acts as an intermediary between DNA and protein, transcribing the genetic code from DNA into proteins.

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

Back to Contents

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

As researchers learn more about DNA and RNA, they are also developing a better understanding of the role of proteins in human disease through efforts in the field of proteomics, the study of proteins expressed, or coded, by genes. Proteins are the products of genes and, along with gene expression and modification, are believed to be key drivers and mediators of cellular function and biological system activity. The understanding and treatment of disease today involves the study of genes and the proteins they code for, and frequently involves the measurement of a drug’s ability to bind to specific proteins in the body.

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

Back to Contents

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

In March 2006, Applied Biosystems announced that it completed the acquisition of the Research Products Division of Ambion, Inc., for approximately $279 million in cash, including transaction costs. The acquired business, based in Austin, Texas, develops and supplies products used by researchers to study RNA and its role in disease development and progression. Applied Biosystems pursued this acquisition as part of a strategy of expanding its consumables products. More information about this acquisition is set forth below in this description of Applied Biosystems’ business under the heading “Products for the Molecular Biology Market–Ambion Acquisition; RNA Consumables.”

For information on revenues from instruments and consumables for our 2006, 2005, and 2004 fiscal years, refer to pages 27, 28 and 30 of Management’s Discussion and Analysis in our 2006 Annual Report, which pages are incorporated herein by reference.

Products for the Molecular Biology Market

Customers in the molecular biology market use systems for the analysis of nucleic acids including DNA and RNA. DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell, a process referred to as gene expression. RNA molecules are similar to DNA in structure and are essential for biological function through a number of biochemical activities within the human body. There are different types of RNA molecules, each of which has a different function. For example, messenger RNA, the most widely understood

Back to Contents

form of RNA, acts as an intermediary between DNA and protein, transcribing the genetic code from DNA into proteins.

Applied Biosystems has developed technologies, instrument systems, and consumables products that address the needs of a wide array applications within this market, including for example: basic research; pharmaceutical and diagnostic discovery and development; biosecurity testing, including infectious disease analysis; human identity testing, including forensic and paternity testing; and food and environment quality and safety testing. These technologies, systems, and consumable products support key methods of analysis, including DNA sequencing, genotyping, and gene expression studies, which are described in further detail above in Item 1 of this report under the heading “Scientific Background.”

PCR and Real-Time PCR Systems and Related Consumables. Polymerase chain reaction, commonly referred to as PCR, is a process in which a short strand of DNA is copied multiple times, or amplified, so that it can be more readily detected and analyzed. Applied Biosystems’ PCR product line includes amplification instruments, known as thermal cyclers, several combination thermal cyclers and PCR detection systems, known as real-time PCR systems, and reagents, disposables, and software necessary for the PCR amplification and detection process.

The following table lists the thermal cyclers offered by Applied Biosystems:

Instrument	Capacity

9800 Fast PCR System	96 well
GeneAmp® PCR System 9700 Thermal Cyclers	60, 96, Dual 96, and Dual 384 well
Applied Biosystems 2720 Thermal Cycler	96 well

Technologically, these instruments are distinguished among each other primarily based on: their capacity for simultaneously processing multiple samples, determined based on the number of consumable “wells” that can be accommodated; and the speed at which the thermal cycling process is completed. The model 9800 instrument is the most advanced thermal cycler offered by Applied Biosystems, and can complete the thermal cycling process substantially faster than other instruments offered by Applied Biosystems.

Applied Biosystems’ real-time PCR systems, which it previously referred to as “sequence detection systems,” include the following instruments:

Instrument	Capacity/Speed

Applied Biosystems 7900HT Real-Time PCR System	96 or 384 well/Available as Fast
Applied Biosystems 7500 Real-Time PCR System	96 well/Available as Fast
Applied Biosystems 7300 Real-Time PCR System	96 well
ABI PRISM 7000 Sequence Detection System	96 well

All of these real-time PCR instruments are enhanced versions of Applied Biosystems’ thermal cyclers, which are described above. However, unlike a general PCR instrument, which is used only to amplify a sample, these instruments are used to detect and for some applications quantify a sample during the PCR amplification process for purposes of conducting, for example, genotyping or gene expression analysis. Technologically, these instruments are distinguished among each other primarily based on: their capacity for simultaneously processing multiple samples, determined based on the number of consumable “wells” that can be accommodated; the

Back to Contents

speed at which the detection and quantification process is completed and the level of automation; and the applications for which the instruments can be used. The model 7900HT Fast system and the model 7500 Fast system are the most advanced real-time PCR systems offered by Applied Biosystems, and can complete the detection and quantification process substantially faster than other instruments offered by Applied Biosystems. The model 7900HT systems can incorporate optional robotics to enable large-scale gene expression and genotyping studies.

Generally, the PCR and real-time PCR product lines are designed to offer instruments suitable for use by a wide range of users, from individual researchers to research laboratories conducting high-volume research. The suitability of any particular system for any researcher or research laboratory will depend on the nature of the work being performed and the capital budget of the researcher or research laboratory. The model 7000 Sequence Detection System is an older real-time PCR system that was the precursor to the model 7300 and 7500 real-time PCR systems, and Applied Biosystems expects to discontinue marketing this product during our 2007 fiscal year. Applied Biosystems provides servicing and customer support for the PCR and real-time PCR systems described above, as well as some previously-marketed systems that remain in use by some customers.

Applied Biosystems’ PCR product line also includes reagents and disposables for use in the PCR process. PCR reagents include specialized enzymes used to enable the PCR amplification process. Enzymes represent a class of proteins which activate biological processes. PCR enzymes are optimized to efficiently make copies of a segment of DNA while exposed to the high temperatures required by the PCR process. Applied Biosystems offers a range of products containing these PCR enzymes. These include products for use in general PCR, as well as special formulations designed for real-time PCR applications. Disposables include plastic devices which are used to hold DNA samples and PCR reagents throughout the PCR amplification process. A number of different disposable devices are available for use with the full range of PCR and real-time PCR instruments offered by Applied Biosystems.

Applied Biosystems’ real-time PCR systems enable TaqMan® chemistry, a unique PCR technology that can be used both for measurement of gene expression and for genotyping. TaqMan gene expression chemistry detects the product of PCR amplification and quantifies the amount of the target gene sequence present in the sample during the amplification process. This technique is referred to as quantitative real-time PCR. The real-time PCR systems analyze a sample by measuring fluorescence resulting from the reaction of the TaqMan chemistry and the sample. This product line has been widely accepted in the scientific research market. Applied Biosystems’ TaqMan Gene Expression Assays and SNP Genotyping Assays are TaqMan chemistry-based assays designed for use on Applied Biosystems’ real-time PCR systems. These products are described below in this description of the Applied Biosystems business under the heading “Products for the Molecular Biology Market–Genomic Assays.” TaqMan chemistry is the most sensitive and specific method for real-time PCR provided by Applied Biosystems. However, Applied Biosystems’ real-time PCR systems also support some other commonly used real-time PCR methods and Applied Biosystems provides reagents to enable those other methods.

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

Back to Contents

preparing DNA and RNA for analysis by automating some aspects of this key phase in the sample preparation process.

Applied Biosystems offers a proprietary TaqMan Low Density Array, which was jointly developed with 3M Company, and a modified version of its model 7900HT system to support the Low Density Arrays for gene expression analysis. The Low Density Arrays are consumable laminated plastic and metal sheets containing 384 fluid channels and wells. They are designed for use instead of plastic trays with sample wells generically referred to as microtiter plates, which are used in many types of laboratory analyses, including gene expression or genotyping studies on Applied Biosystems’ instruments. The fluid channel design of the Low Density Arrays enables researchers to automatically route a sample to the reaction wells rather than doing this by hand or using expensive and complex robotics as is required when using microtiter plates. Applied Biosystems is currently offering the Low Density Arrays pre-loaded with its human, mouse, and rat TaqMan Gene Expression Assays, which are described below in this description of the Applied Biosystems business under the heading “Products for the Molecular Biology Market–Genomic Assays.” Using an on-line ordering system, customers can customize the cards by selecting the assays that are pre-loaded onto the Low Density Arrays.

Genetic Analysis Instruments; Genotyping and Resequencing Systems; Investments in Next Generation Technologies. Applied Biosystems’ genetic analysis instruments, referred to as DNA or genetic analyzers or sequencers, can be used to perform both DNA sequencing and fragment analysis. DNA sequencing is used to determine the exact order of nucleotides in a strand of DNA. DNA fragment analysis is used to determine the size, quantity, or pattern of DNA in a strand of DNA. Genetic analysis instruments have been used extensively to obtain the DNA sequence of the human genome and the genomes of other species and to identify SNPs and other genetic mutations. SNPs, or single nucleotide polymorphisms, are naturally occurring genetic variations in the human genome that scientists believe can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility.

With the completion of human genome sequencing and the completion of the sequencing of other important genomes, Applied Biosystems believes that researchers are transitioning to performing an increasing amount of resequencing, which is also referred to by some researchers as medical or directed sequencing or resequencing. Resequencing involves the sequencing of a selected segment or segments of a genome, such as a pre-selected set of genes, in one or more organisms after a reference genome for that organism has been determined. The DNA sequence information of these organisms is then compared to the known reference sequence to determine whether any genetic variations are present. Scientists may use this information, for example, to better understand the causes and prevention of disease, facilitate the development of better and more targeted therapies and diagnostics, and understand individual response to treatment. This may be particularly true with a disease such as cancer, which scientists are finding to be associated with a large number of unique DNA mutations that may not be identified using commercially-available genotyping tools, including those offered by Applied Biosystems.

Applied Biosystems’ genetic analysis instruments use a process referred to as capillary electrophoresis, or CE, to analyze DNA molecules. During capillary electrophoresis, the DNA molecules being analyzed are placed in a separation medium, usually a gel, and then subjected to an electric charge. The process is referred to as capillary electrophoresis because the gel used as a separation medium is contained within a consumable capillary, or narrow tube. The molecules will pass through the gel within the capillary at different speeds because the molecules have

Back to Contents

different lengths and electrical charges. Typically, the molecules being analyzed are labeled, or chemically linked, with fluorescent tags before being subjected to electrophoresis, with each of the four different nucleotides of the DNA molecule – A, C, G, and T – being labeled with a different color tag. During electrophoresis, the genetic analysis instrument analyzes the molecules by directing a laser beam at them and then reading the fluorescent tags with an optical device that can detect the light that is emitted by the tags. Applied Biosystems offers several sequencing chemistries optimized for various customer requirements. Samples prepared using these chemistries are then analyzed on Applied Biosystems’ genetic analysis instruments.

Applied Biosystems offers the following genetic analysis instruments:

Instrument	Capacity

Applied Biosystems 3730xl DNA Analyzer	96 capillaries
Applied Biosystems 3730 DNA Analyzer	48 capillaries
ABI PRISM® 3130xl Genetic Analyzer	16 capillaries
ABI PRISM® 3130 Genetic Analyzer	4 capillaries
ABI PRISM® 310 Genetic Analyzer	1 capillary

The model 3730xl, 3730, 3130xl, and 3130 instruments all incorporate advanced sequencing technology that Applied Biosystems believes represents the leading industry standard for high-throughput CE sequencing. Technologically, these systems are distinguished among each other primarily based on their sequencing capacity and level of automation, with the 3730xl being the highest capacity instrument with the most automation. The sequencing capacity, or throughput, is determined primarily by the number of capillaries, each of which can be used to simultaneously analyze a separate DNA segment. The product line includes instruments suitable for use by a wide range of users, from individual researchers to research laboratories conducting high-volume research. The suitability of any particular instrument for any researcher or research laboratory will depend on the nature of the work being performed and the capital budget of the researcher or research laboratory. Although it does not incorporate Applied Biosystems’ advanced sequencing technology, Applied Biosystems continues to offer the one capillary model 310 Genetic Analyzer because it continues to be a cost-effective choice for small laboratories or individual researchers that do not require a high-throughput instrument or do not have a budget for a more expensive instrument. Applied Biosystems provides servicing and customer support for all of these instruments, as well as some previously-marketed instruments that remain in use by some customers.

Applied Biosystems believes that the growing importance of medical or directed resequencing to disease research, as described above, will be a significant factor in the continuing demand for its sequencing instruments and consumable products. Applied Biosystems has therefore developed the VariantSEQr™ Resequencing System, a product for detecting variants in 274 human genes. Applied Biosystems believes that the VariantSEQr system enables scientists to perform resequencing studies that were previously impractical and too expensive to perform because of the amount of time, labor, and expertise needed for experiment setup. The VariantSEQr system integrates reagents and software for use on the Applied Biosystems 3730, 3730xl, 3130, and 3130xl genetic analysis instruments. During our 2006 fiscal year, Applied Biosystems commercially released a new TargetSeq™ Resequencing System, designed for use on the 3730 and 3730xl instruments. This software system, which can be used along with the VariantSEQr system, is designed to optimize the speed at which a DNA segment can be analyzed through the CE process for medical or directed resequencing projects.

Back to Contents

Applied Biosystems also offers the SNPlex™ Genotyping System. The SNPlex system uses multiplexing, a scientific term that refers to multiple reactions in a single tube or well, to rapidly identify large numbers of target SNPs in a single biological sample. Using this system, which can be used with the Applied Biosystems 3730 and 3730xl DNA Analyzers, customers can perform studies based on their own customized set of reference SNPs. Applied Biosystems developed this system as an alternative to the PCR-based genotyping that can be performed using Applied Biosystems’ TaqMan®-chemistry based real-time PCR instrument systems. The suitability of this system for any particular researcher or research project compared to PCR-based genotyping depends on several factors, including the type of study being performed, scientific requirements, access to the needed instrumentation, and cost considerations.

Applied Biosystems expects that its capillary electrophoresis, or CE, genetic analysis instruments and associated systems and consumables will continue to service a diverse range of genetic applications for the foreseeable future. However, CE genetic analysis instruments generally are subject to inherent technological limitations that restrict the extent to which the speed, capacity, and cost-efficiency of the genetic analysis can be increased. Accordingly, for some potential applications CE genetic analysis is not well suited or cannot be performed and a faster, higher throughput, and more cost-effective technology is needed. As a result, within the scientific community and molecular biology industry there has been increasing interest and investment in the development of so-called “next-generation” sequencing technologies that meet the needs of these applications without sacrificing the quality of analytical results. Scientists and researchers sometimes refer to the ultimate goal of these efforts as being the “$1,000 genome,” which is the ability to sequence the entire genome of an individual person at a cost of $1,000.

In July 2006, Applied Biosystems completed the acquisition of Agencourt Personal Genomics, Inc., a privately-held developer of a next-generation genetic analysis technology, for approximately $120 million in cash. Applied Biosystems believes that the combination of data quality, high throughput, and other technological characteristics of this technology offers advantages over other next-generation genetic analysis technologies currently being marketed or known to be in development. While the Agencourt Personal Genomics technology is not expected to be a $1,000 genome solution, Applied Biosystems does believe it can be the basis of a system that offers a substantial increase in throughput and reduction in relative cost as compared to CE genetic analysis. Applied Biosystems currently anticipates that it will place initial systems with early-access customers during the 2007 calendar year. Applied Biosystems believes that these systems will be substantially complementary to, rather than competitive with, its CE genetic analysis instruments, although for some users and some applications the new systems may be preferred. Among other reasons, Applied Biosystems believes that customers will use these new systems primarily to perform analysis that could not be performed by CE instruments or for which CE instruments were not well suited because of the technological limitations of CE. Also, the new systems will be designed for very high-throughput applications and the cost-efficiencies expected from their use may not be realized for lower-throughput applications.

During our 2006 fiscal year, Applied Biosystems also made a minority investment in, and entered into a scientific collaboration with, Visigen Biotechnologies, Inc. Visigen is a privately-held company seeking to develop a next-generation sequencing technology referred to as a “single molecule” technology. Single molecule technologies have the potential to increase the speed and throughput of sequencing substantially beyond the capabilities of CE technology and next generation sequencing technologies such as the Agencourt Personal Genomics technology. However, Applied Biosystems believes it could be five to ten years or perhaps even

Back to Contents

longer before Visigen or any other company develops and commercializes a single molecule sequencing technology.

Genomic Assays. Our genomic assays are chemical tests used to measure a DNA or RNA target. A genomic assay combines a set of pre-selected oligonucleotides, sometimes referred to as oligos, which are synthetic single-stranded pieces of DNA, with other analytical reagents that allow a researcher to measure differences between samples of genetic material. For example, a gene expression assay is a chemical test to measure how much RNA is being produced from a specific gene in the cells of a tissue sample. A genotyping assay is a chemical test to measure the presence or absence of a specific genetic sequence variation or mutation among DNA samples from different populations that can be used to correlate genetic traits with physical traits such as disease susceptibility or drug response. The sequence variants that our genotyping assays test for are referred to as single nucleotide polymorphisms, or SNPs. These are naturally occurring genetic variations in the human genome that scientists believe can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility

Applied Biosystems’ genomic assays include several products and services for both gene expression and genotyping, which are described in the following table. These assays are designed to be used with Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems.

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

Applied Biosystems’ library of ready-made and pre-designed SNP genotyping and gene expression assays includes, in the aggregate, approximately 4.4 million human SNP genotyping assays, 200,000 gene expression assays for the human genome, and over 500,000 gene expression assays for the mouse, rat, Arabidopsis, Drosophila, C. elegans, and Rhesus genomes. The ability to study the mouse and rat genomes is important to researchers involved in, for example, therapeutic research and development, because mice and rats have genes that are believed to correspond to human genes and the results of disease research or safety, toxicology, or other studies on mice or rats may therefore be correlated to humans with corresponding genetic characteristics. Arabidopsis, a plant, Drosophila, a fruit fly, C. elegans, a worm, and Rhesus, a monkey, are also scientifically important model organisms. Arabidopsis is a standard

Back to Contents

model genome used in plant science and agricultural studies, and Drosophila, C. elegans, and Rhesus are models for studying developmental biology with numerous potential implications for human disease research. The C. elegans and Rhesus assays were the most recent additions to this product line. The C. elegans assays were commercially released during our 2006 fiscal year and the Rhesus assays were commercially released in August 2006.

In April 2006, Applied Biosystems expanded its line of TaqMan® Gene Expression Assays with the commercial release of its TaqMan® microRNA Assays for the detection and quantitation of human microRNA expression levels. MicroRNA, sometimes referred to as miRNA, is a class of small RNA molecules discovered by scientists during the last few years which are thought to regulate the activity of more than half of all known genes. Researchers also believe that some individual miRNAs may regulate the activity of multiple genes. Several research groups have provided evidence that miRNAs may act as key regulators of processes such as cell proliferation and differentiation, apoptosis, or cell death, and fat metabolism. The current product offering, which has been expanded since its original commercial release, includes over 400 human, mouse, rat, Arabidopsis, Drosophila, and C. elegans miRNA assays. Currently, all of these assays are based on sequences in the Wellcome Trust Sanger Institute miRNA Registry, which is the industry standard reference miRNA database.

The availability of Applied Biosystems’ genomic assays offers advantages to researchers, particularly those who might otherwise seek to design and then prepare assays on their own, a relatively time consuming and expensive process. Applied Biosystems believes that the use of its assays can reduce experiment setup time, decrease assay cost, and accordingly facilitate experiments with many genes in parallel. Also, the use of sets of standard and validated assays facilitates comparisons of data between laboratories.

Microarrays. Applied Biosystems offers the Applied Biosystems Expression Array System for gene expression analysis of the human, mouse, and rat genomes. This system combines microarray technology and a proprietary chemiluminescence technology and was designed to detect the expression of a greater number of genes, with higher sensitivity and specificity, while using less biological sample, than other commercially-available microarray technologies. This system is highly sensitive because it can detect low levels of gene expression, and highly specific because of its accuracy in identifying the presence of expressed genes without falsely “reading” the presence of expression from other genes. Chemiluminescence refers to the conversion of chemical energy stored within a molecule into light.

Microarray technology involves the miniaturization of reactions on a single consumable product to enable a large number of simultaneous reactions or analyses. Applied Biosystems’ microarrays are small, porous nylon plates that can be used to analyze the expression of a large number of genes in a sample in parallel. The microarrays are used in combination with the 1700 Chemiluminescent Microarray Analyzer, an instrument that measures gene expression by detecting chemiluminescence. DNA probes, which are single-stranded pieces of DNA, are chemically attached to the microarray and designed to cause a chemiluminescent reaction in the presence of expression targets. The DNA probes used for this application are approximately 60 bases long. Applied Biosystems believes the use of chemiluminescence rather than fluorescence, and the use of longer probes, results in higher sensitivity and specificity compared to other commercially-available microarray systems.

Currently, Applied Biosystems’ human genome microarray can be used to analyze the expression of approximately 29,000 genes, which Applied Biosystems believes includes more

Back to Contents

than 8,000 genes not covered by any similar commercially-available gene expression microarray system. Applied Biosystems also offers whole genome expression arrays for the mouse and rat genomes.

Applied Biosystems designed this system to complement the gene expression capabilities of its TaqMan chemistry-based real-time PCR system products. Researchers performing whole genome expression studies using the Expression Array System can validate their results and perform further analysis on Applied Biosystems’ real-time PCR systems using TaqMan® gene expression assays.

Ambion Acquisition; RNA Consumables. In March 2006, Applied Biosystems completed the acquisition of the Research Products Division of Ambion, Inc., for approximately $279 million in cash, including transaction costs. The acquired business, based in Austin, Texas, is a provider of innovative products for the study and analysis of RNA. Applied Biosystems expects that the acquired research and development, manufacturing, and other operations will remain in Austin for the foreseeable future. Approximately 300 employees of the former Research Products Division joined the Applied Biosystems workforce as part of the acquisition.

The Ambion products are used by researchers to study RNA and its role in disease development and progression. RNA is a biological molecule that is essential for biological function. There are different types of RNA molecules, each of which has a different function. For example, messenger RNA, the most widely understood form of RNA, acts as an intermediary between DNA and protein, transcribing the genetic code from DNA into proteins.

With the acquisition of the Research Products Division of Ambion, Applied Biosystems now offers a broad range of products for the study of RNA. Recent key product introductions include reagents associated with RNA interference, referred to as RNAi, and products for the analysis of microRNA, referred to as miRNA. These products are used to study the gene expression process and could lead to advances in human healthcare, possibly forming the basis of future therapeutic or diagnostic products. The Ambion product line also includes: sample preparation products, used for example to isolate and purify RNA before analysis; reagents used to convert an RNA sample into DNA, a process referred to as reverse transcription, which is often a necessary step for RNA analysis; and reagents for PCR amplification, or copying, which is often necessary so that researchers have enough sample to perform their desired analysis on small or limited samples, like tumor biopsies or blood stains.

RNA interference, or RNAi, refers to the use of specialized reagents to limit or restrict the translation of the genetic code from RNA into proteins by degrading the messenger RNA molecule prior to its translation. Using Ambion products such as small interfering RNA, sometimes denoted as siRNA, scientists can reduce the expression of a particular gene in mammalian cell systems, in some instances by 90% or more, to analyze the effect that gene has on cellular function.

MicroRNA, or miRNA, is a class of small RNA molecules discovered by scientists during the last few years which are thought to regulate the activity of more than half of all known genes. Researchers also believe that some individual miRNAs may regulate the activity of multiple genes. Several research groups have provided evidence that miRNAs may act as key regulators of processes such as cell proliferation and differentiation, apoptosis, or cell death, and fat metabolism. The Ambion product line includes products that enable scientists to simultaneously analyze samples for the presence of hundreds of different miRNAs. These products can be used to test for human, mouse, and rat miRNAs based on RNA sequences in the Wellcome Trust Sanger Institute miRNA Registry, which is the industry standard reference miRNA database. These

Back to Contents

products can also be used to test for an exclusive selection of miRNAs that were identified by Ambion’s Research Products Division through proprietary research. Results of these studies may in some cases be validated using corresponding Applied Biosystems’ TaqMan® chemistry-based real time PCR microRNA Assays, described above in this description of the Applied Biosystems business, which are also based on sequences in the Sanger Institute miRNA Registry.

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

Products for the Cell Biology Market

Applied Biosystems has developed, and expects to continue developing, products used for the study of cell and biological molecule function. These products are intended for use by researchers studying the complex biological reactions that take place within and between cells, which researchers refer to as biological pathways, and how these pathways relate to human disease. These studies are needed in a variety of fields, including in particular drug discovery and development. Applied Biosystems currently offers the 8200 Cellular Detection System, which is used by researchers to study cellular function. The system uses proprietary scanning technology to rapidly detect and measure fluorescence associated with objects as small as a single cell. Applied Biosystems also markets a line of Tropix® chemiluminescent reagent products used by researchers studying cell function. Chemiluminescence is the conversion of chemical energy stored within a molecule into light, and the detection of chemiluminescence is another technology used to study cellular function. This technology also has other applications, and is used by Applied Biosystems in some of its products for the molecular biology market and is licensed by Applied Biosystems for adaptation for various types of diagnostic tests and drug discovery assays. These chemiluminescent-based tests and assays can be used in combination with a variety of detection instruments.

Products for the Proteomics Market

Genes code for proteins in biological organisms, and proteins are the key biological molecules that function in all aspects of living things such as growth, development, and reproduction. The body may also modify proteins after they are made in cells, and these modifications, referred to as post-translation modifications, often alter the function of the modified protein. These post-translational modifications are not encoded in the protein’s genetic, or DNA, code.

Differences in the types or amounts of specific proteins in biological systems are thought to be the primary differences between healthy and diseased systems or organs. A majority of drugs to treat human disease bind to and affect proteins. Proteins are large biological molecules made up of peptides, and peptides are made up of amino acids chemically linked together in long

Back to Contents

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

Mass Spectrometry. Mass spectrometry has become very useful for the analysis of large molecules of biological importance such as proteins. Analysis of proteins and other molecules by mass spectrometry involves the very accurate measurement of the mass, or size, of components in a sample, such as the measurement of the multiple different peptides that make up a protein of interest. The sensitive electronics of mass spectrometry instruments can measure fine differences in very small quantities of complex samples having multiple components. Mass spectrometry instruments incorporate the following key technological processes:

•

A sample preparation process called ionization to electrically charge the molecules for analysis. Applied Biosystems sells instruments with ionization by either a laser based system called MALDI, which refers to matrix assisted laser desorption ionization, or a high voltage electric system called ESI, which refers to electrospray ionization.

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

Mass spectrometry instruments are often referred to or named based on their sample preparation and mass analysis technologies. For example, a “MALDI TOF” instrument is an instrument that uses MALDI to charge molecules for analysis and TOF for mass analysis. Also, mass spectrometry instruments are often referred to or named based on whether they are connected to liquid chromatography separation devices, which are used for sample preparation before analysis using mass spectrometry. For example, an “LC/MS” system is a liquid chromatography device connected directly to a mass spectrometry instrument, and an “LC/MS/MS” system is a liquid chromatography device coupled with tandem mass spectrometry instruments. Tandem mass spectrometry enables a more detailed and accurate analysis of the components of the molecules being studied. The market for mass spectrometry is served by a wide range of instrument types, based on a variety of technologies for both ionization and mass analysis, which are combined together in different combinations in different instruments.

Currently, all of Applied Biosystems’ mass spectrometry systems for the proteomics market are manufactured and sold through Applied Biosystems/MDS SCIEX Instruments, a 50/50 joint venture between Applied Biosystems and MDS Inc. of Canada. This joint venture supplies a broad family of mass spectrometry products for the proteomics market, and some of its instruments are also used for small molecule analysis, which is described below in this description of the Applied Biosystems business under the heading “Products for the Small Molecule Analysis Market.”

Back to Contents

The Applied Biosystems/MDS SCIEX Instruments joint venture as originally formed covered only LC/MS systems, but during our 2005 fiscal year the parties amended the joint venture agreement to expand the joint venture to also include MALDI TOF systems, a product line that previously had been manufactured and marketed by Applied Biosystems independent of the joint venture. Under the terms of the amended joint venture agreement, MDS, through its MDS Sciex Division, is responsible for research, development, and manufacturing for LC/MS and MALDI TOF systems, and Applied Biosystems, as the exclusive distributor of these systems, is responsible for sales and marketing and service and support. During our 2006 fiscal year, the parties completed the transition to their responsibilities for the MALDI TOF systems contemplated by the joint venture amendment. In consideration for the amendment to the joint venture and Applied Biosystems’ contribution of MALDI TOF assets, Applied Biosystems received, among other things, $8 million in cash and a $30 million promissory note, which is payable in five annual installments beginning in October 2006.

The following table summarizes the mass spectrometry instruments for the proteomics market offered by the Applied Biosystems/MDS SCIEX Instruments joint venture:

Instrument Name	Ionization	Mass Analyzer

Voyager™-DE PRO Biospectrometry	MALDI	TOF
Workstation
Voyager™-DE STR Biospectrometry	MALDI	TOF
Workstation
4800 MALDI TOF/TOF™ Analyzer	MALDI	TOF/TOF™ Optics
4700 Proteomics Discovery System	MALDI	TOF/TOF™ Optics
QSTAR® Elite LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
QSTAR® XL Hybrid LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
4000 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap
3200 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap

Technologically, these systems are distinguished primarily based on their: sensitivity, or ability to identify very small quantities of molecules within a sample; resolution, or ability to distinguish among several different types of molecules within a complex sample; mass accuracy, or ability to accurately quantify or determine the mass of the molecules being studied; throughput; and overall ease of use. These systems offer a range of these quantitative and qualitative performance characteristics in different combinations and at varying costs. The product line includes systems that are suitable for a wide range of proteomics applications and users, from individual researchers to large research laboratories. The suitability of any particular system for any researcher or research laboratory depends on the nature of the work being performed and the capital budget of the researcher or research laboratory. Several of these instruments incorporate proprietary advanced technologies that result in industry-leading performance characteristics for some applications. The QSTAR® Elite LC/MS/MS System was commercially released in March 2006 and is the most recent addition to the proteomics product line. Applied Biosystems expects that this new system will replace the older QSTAR® XL Hybrid LC/MS/MS System and that the older system will phased out of production during our 2007 fiscal year.

In addition to the range of mass spectrometry instruments and software used to operate those instruments, Applied Biosystems has developed and commercialized reagents for quantifying, or measuring, levels of molecules in one or more samples, including ICAT® and

Back to Contents

iTRAQ™ reagents. Researchers use the ICAT chemistry to “tag” or affix a chemical marker to a peptide containing a specific type of amino acid known as cysteine. This process, when used with various mass spectrometry systems, enables the quantitation and identification of proteins in experiments that compare normal and diseased cells or samples. Researchers use the iTRAQ reagents to affix chemical markers to all types of peptides within a protein-rich mixture, enabling the quantitation of a greater number of proteins, including the ability to detect post-translational modifications, and enabling the comparison of expression patterns within up to four samples in the same experiment. Applied Biosystems believes the iTRAQ reagents complement the ICAT reagents because they enable experimentation that in many cases cannot be accomplished with the ICAT reagents. The ICAT and iTRAQ reagents are the foundation of an expanding family of Applied Biosystems consumables, software, and systems for proteomics. Applied Biosystems has a marketing and sales alliance agreement with Invitrogen Corporation for the purpose of jointly marketing a suite of labeling technologies offered by the two companies, including the ICAT and iTRAQ reagents.

Biochromatography. Biochromatography is an important step in both research applications and manufacturing of biopharmaceuticals, which refers to protein-based pharmaceutical products. Researchers studying complex protein samples through mass spectrometry must first prepare these samples and separate them into the components to be analyzed. A common and important technique for the separation, and in some cases purification, of biological molecules is generally referred to as biochromatography, a process by which molecules are separated according to one or more of their physical properties such as their size, shape, electric charge, or affinity to other molecules.

Applied Biosystems’ biochromatography media products are used in liquid chromatography. Liquid chromatography is a process that separates molecules by passing them, in a liquid, across a stationary or solid medium such as chemically modified plastic beads specially designed for this process. Separation occurs because different molecules, which have different affinities to the beads, will migrate, or pass, across the beads at different rates.

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

Synthetically produced peptides and small proteins are used in a variety of research and drug discovery applications. The Applied Biosystems 433A Peptide Synthesis system is designed for the quality synthesis of peptides and small proteins. Applied Biosystems also manufactures and sells proprietary synthesis reagents and chemicals for use with this and other products.

Back to Contents

Products for the Small Molecule Analysis Market

Applied Biosystems has a number of mass spectrometry products that analyze small molecules both quantitatively and qualitatively for life science research and other applications. The small molecules studied are typically smaller than peptides and include, for example:

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

•	various trace contaminants in foods, beverages, or the environment.

Small molecule analysis is particularly important for pharmaceutical development, but is also necessary for other applications such as some food, beverage, and environmental testing and human forensic and toxicology testing. In early stages of drug discovery, researchers need to identify drug metabolites, a process that requires instruments that have good resolution, which is the ability to distinguish among several different types of molecules within a complex sample, and mass accuracy, which is the ability to accurately quantify or determine the mass of the molecules being studied. In later stages of drug discovery, researchers need to study drug metabolism and pharmacokinetics, the measurement of the bodily absorption, distribution, metabolism, and excretion, or elimination, of drugs. The U.S. Food and Drug Administration and other regulatory agencies require pharmacokinetic information for the approval of drugs. Pharmacokinetic analysis requires instruments that have a high sensitivity, or the ability to accurately detect and quantitate very small quantities of molecules within a sample, because the amounts of the drugs and their metabolites are very low and the mixtures are very complex. Researchers can perform the required drug metabolism and pharmacokinetic analysis with LC/MS/MS systems that have been developed by Applied Biosystems/MDS SCIEX Instruments.

The Applied Biosystems/MDS SCIEX Instruments joint venture offers the following broad product line of mass spectrometry instruments for small molecule and pharmacokinetics researchers, including for the applications described above:

Instrument Name	Ionization	Mass Analyzer

API 5000™ LC/MS/MS System	ESI	Triple quad
API 4000™ LC/MS/MS System	ESI	Triple quad
API 3200™ LC/MS/MS System	ESI	Triple quad
API 2000™ LC/MS/MS System	ESI	Triple quad
QSTAR® Elite LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
QSTAR® XL Hybrid LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
4000 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap
3200 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap

Back to Contents

Technologically, these instruments are distinguished primarily based on their sensitivity, resolution, mass accuracy, throughput, and overall ease of use. These systems offer a range of these quantitative and qualitative performance characteristics in different combinations and at varying costs. The product line includes systems that are suitable for a wide range of small molecule applications and users, from individual researchers to large research laboratories. The suitability of any particular system for any researcher or research laboratory depends on the nature of the work being performed and the capital budget of the researcher or research laboratory. The API product line offers quantitation with a range of sensitivity at varying costs, and has been widely accepted by pharmaceutical researchers. The API 5000 system is the most sensitive of the API systems and we believe it is the most sensitive triple quad mass spectrometry instrument currently available to this research market.

Information about the Applied Biosystems/MDS SCIEX Instruments joint venture, general information about mass spectrometry instruments, and additional information about some of the instruments referred to in the table above, is set forth above in this description of the Applied Biosystems business under the heading “Products for the Proteomics Market–Mass Spectrometry.”

Applied Markets Products

Applied Biosystems has established an Applied Markets division focused exclusively on developing and marketing products for use in some markets outside of life science research, which we refer to as “applied markets.” The current focus of Applied Biosystems products for these markets, which are discussed below in further detail, is in the areas of forensic testing and human identification, biosecurity, pharmaceutical manufacturing, and food testing. Applied Biosystems believes that there is an opportunity to leverage its experience and success in forensic testing and human identification into other applied markets. In addition, some applied markets applications require instrument platforms such as Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems, genetic analysis instruments, and mass spectrometry systems, and accordingly the marketing of these systems for use in applied markets is within the focus of the Applied Markets division.

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

Applied Biosystems’ forensic analysis systems are used in criminal cases where DNA extracted from biological evidence found at the crime scene is compared with DNA from suspects or profiles stored in databases of potential suspects. The use of DNA in some criminal investigations has been shown to help solve crimes, exonerate innocent individuals, and reduce the cost of the investigation, and we believe there is a growing recognition of the validity of the use of DNA testing and DNA databases for these purposes. This is evidenced in particular by a growing number of governmental initiatives in the U.S. and abroad to finance the analysis of DNA from crime scenes, including the existing backlog of samples from past crimes, and build databases of potential suspects. Many jurisdictions in the U.S. and in Europe have passed legislation creating mandated DNA databasing of, for example, individuals that are arrested and/or convicted of crimes. The growing recognition of the validity of the use of DNA in

Back to Contents

criminal matters is also evidenced by the increasing use of DNA analysis to exonerate individuals previously convicted of crimes by testing archived evidence.

Applied Biosystems’ forensic testing product line includes the Quantifiler® Human DNA Quantification kit, a system designed to increase the efficiency and effectiveness of forensic analysis by providing a qualitative and quantitative assessment of DNA in a sample before forensic analysis. This assessment can be used by scientists and technicians performing forensic analysis to facilitate proper sample preparation for analysis, which can reduce the risk that analysis must be repeated, and Applied Biosystems believes its system provides more accurate and useful results than systems offered by other companies that are used for forensic analysis.

Also, Applied Biosystems offers the AmpFLSTR®Yfiler™ PCR Amplification Kit, a forensic identification kit that enables forensic scientists to detect low levels of male DNA in the presence of large amounts of female DNA, a situation routinely encountered in cases of sexual assault. Identifying, segregating, and analyzing male DNA in cases involving complex evidence containing mixtures of male and female DNA has been a significant challenge for forensic analysts. The sensitivity and specificity of this kit provides an additional tool for the analysis of this type of complex evidence.

Quality and Safety Testing. Many manufacturers, including in particular those involved in the manufacture of food and pharmaceuticals, need to operate the manufacturing process in a controlled environment free of contaminants such as bacteria and fungus. These contaminants can spoil food or a drug being manufactured and can be harmful to human health. The U.S. Food and Drug Administration, or FDA, and the U.S. Department of Agriculture regulate the quality and safety standards for food manufacturers, and the FDA regulates the quality and safety standards for drug manufacturers. As a result, these manufacturers need to carefully and routinely monitor the manufacturing process, including their manufacturing environment, raw materials, and finished product, for the presence and identification of contaminants. Applied Biosystems has developed DNA-based testing products for this purpose, primarily for pathogens, which are a class of contaminants that are potentially lethal. Although food and drug manufacturers are subject to federal regulation, Applied Biosystems does not need regulatory clearances or approvals to sell these products for this market.

For pharmaceutical manufacturing quality assurance and quality control, Applied Biosystems offers the MicroSeq® Microbial Identification System to accurately characterize and identify bacteria and fungus. This product is used on an Applied Biosystems genetic analysis instrument to test raw materials and finished product. For the food processing market, Applied Biosystems offers TaqMan® Pathogen Detection tests that rapidly detect food pathogens, and other tests that detect and analyze genetically modified organisms in foods. These tests operate on Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems.

Applied Biosystems expects to continue developing quality and safety testing products for pharmaceutical manufacturing, food processing, and other industrial manufacturing processes. In August 2005, Applied Biosystems announced that it had entered into an exclusive marketing and technology alliance with DuPont Qualicon, a DuPont Co. business, in the food processing field. Under this alliance, which is focused on the development of next-generation DNA detection tests and systems for food processing safety and quality assessment, Applied Biosystems has primary research and development responsibility, and new alliance products are expected to be designed for use on Applied Biosystems’ TaqMan® chemistry-based real-time

Back to Contents

PCR systems. DuPont Qualicon has primary responsibility for marketing of products that are developed through the alliance.

Biosecurity. Applied Biosystems believes the need for products in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers, often referred to as “biothreat” or “biosecurity” products, represents a significant opportunity for the marketing of new products and services for surveillance and detection of threats. Applied Biosystems has developed, and expects to continue developing, products designed to detect and identify these threats. In March 2006, Applied Biosystems announced the commercial release of TaqMan® Influenza A/H5 Detection Kits. These kits are used for rapidly detecting multiple strains of avian influenza, an infectious disease that has become a substantial worldwide health concern in recent years. The tests are for use on Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems, and can detect an infected sample in hours rather than in the two or more days that is typically required for other more traditional testing methods. Generally, we sell these kits in major markets throughout the world other than the U.S., and sales are restricted to surveillance and research use only to comply with regulatory restrictions. In the U.S, regulatory restrictions generally prevent our sale of these kits except for a limited research use exception that is not expected to generate significant sales.

Heightened awareness of biological terrorism, combined with outbreaks of emerging infectious diseases, has caused the U.S. government to substantially increase funding in the biosecurity area. Applied Biosystems has entered into contracts to manufacture biosecurity products which it believes have resulted from biothreat concerns and this increased governmental funding. For example, through a collaboration with Cepheid, Applied Biosystems provides reagents used in assays for the detection of several infectious diseases for use in U.S. Postal Service Biohazard Detection Systems. Also, in August 2006, we announced that the U.S. Department of Defense has awarded Applied Biosystems a $24.5 million contract to accelerate the development of a prototype instrument system that is intended to improve the way infectious diseases are identified for epidemiological and biosecurity purposes.

LIMS Products and Services

Applied Biosystems develops, markets, and distributes software products for laboratory information management systems, often referred to as LIMS. Applied Biosystems’ principal LIMS product is referred to as SQL*LIMS, and is offered along with several optional additional software products, some sourced from other manufacturers, which are designed to enhance its functionality for particular applications.

LIMS is used to integrate and automate research and development and manufacturing laboratories with the goal of increasing their efficiency and effectiveness. For some laboratories, large and small, LIMS has become an essential part of the laboratory design, enabling or facilitating, for example: sample tracking; sample prioritization; organization and review of laboratory work lists; integration of laboratory instrumentation with software applications; generation of reports; and ensuring data integrity.

Use of LIMS for these functions is particularly important for laboratories involved in a high volume of repetitive and systematic testing procedures or other tasks, such as laboratories conducting testing for pharmaceuticals that are in advanced human clinical trials. This is also the case with pharmaceutical, food and beverage, and chemical manufacturing facilities, which need to regularly and systematically conduct testing for quality assurance and quality control. Also,

Back to Contents

Applied Biosystems developed the Forensics Solution software product for SQL*LIMS. This optional enhancement, which was commercially released during our 2006 fiscal year, modifies the SQL*LIMS to address the specific needs of the forensics laboratory environment.

Applied Biosystems also offers consulting services to customers using SQL*LIMS. These consulting services are designed for laboratories seeking greater automation and integration of lab processes. Applied Biosystems consultants principally assist with installation, configuration, and implementation of the SQL*LIMS and any optional software enhancements purchased along with the SQL*LIMS.

Service and Support

Applied Biosystems generally provides limited warranties on all equipment at the time of sale, for periods of time ranging up to two years from the date of sale depending on the product subject to warranty. However, warranties included with any sale can vary, and may be excluded altogether, depending on the particular circumstances of the sale. The sale of some equipment includes installation, basic user training, and/or application support. Applied Biosystems also offers service contracts to its customers that are generally one to five years in duration after the original warranty period. Applied Biosystems provides both repair services and routine maintenance services under these arrangements, and also offers repair and maintenance services on a time and material basis to customers that do not have service contracts. Service in the U.S. and major markets outside of the U.S. is provided by Applied Biosystems’ service staff. In some foreign countries, service is sometimes provided through distributorship arrangements.

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

Back to Contents

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

In the U.S., Applied Biosystems markets its products and services directly through its own sales and distribution organizations. In major markets outside of the U.S., Applied Biosystems also generally markets its products and services directly through its own sales and distribution organizations, although some products and services are marketed through various representative and distributorship arrangements established by Applied Biosystems. Applied Biosystems owns or leases sales and service offices in the U.S. and in foreign countries through its foreign sales subsidiaries and distribution operations. None of Applied Biosystems’ products are distributed through retail outlets.

Applied Biosystems Portal. Applied Biosystems has established an electronic commerce, or “e-commerce,” Internet web site which we refer to as the “Applied Biosystems Portal” or “Portal.” The Applied Biosystems Portal is located on the Internet at www.appliedbiosystems.com. Applied Biosystems uses the Portal to market its full range of products and services. Many products are also available for purchase online directly through the Portal, including TaqMan® Gene Expression and SNP Genotyping Assays, TaqMan® Low Density Arrays, the SNPlex™ Genotyping System, the VariantSEQr™ Resequencing System, and many other consumable products. Users of the Portal can access search tools and graphical viewers intended to help scientists plan their experiments and purchase corresponding Applied Biosystems products.

The Applied Biosystems Portal has become a growing source of direct sales since our 2003 fiscal year, when Applied Biosystems made the decision to use the Internet as a direct source of sales. During our 2005 fiscal year, Applied Biosystems engaged an international consulting firm to redesign the Portal and enhance its features, and to operate, maintain, and support the redesigned and enhanced Portal. These changes were completed and implemented during our 2006 fiscal year. With the redesign and enhancements, the Portal has an improved graphical interface, which we believe makes it easier to use. Also, the Portal now has an upgraded infrastructure technology which enhances its performance, and we believe this will result in less “down time” during which it will be unavailable to users. Applied Biosystems has engaged the consulting firm to develop further enhancements to the Portal.

Raw Materials

There are no specialized raw materials that are particularly essential to the operation of Applied Biosystems’ business. Applied Biosystems’ manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Applied Biosystems has multiple commercial sources for most components and supplies, but it is dependent on single sources for a limited number of these items, in which case Applied

Back to Contents

Biosystems normally secures long-term supply contracts. In some cases, if a supplier stops offering a product, Applied Biosystems’ business could be temporarily interrupted.

Patents, Licenses, and Franchises

General. Applied Biosystems’ products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents we own, and others are owned by third parties and are used by Applied Biosystems under license. Applied Biosystems has pursued a policy of seeking patent protection in the U.S. and other countries for developments, improvements, and inventions originating within its organization that are incorporated into Applied Biosystems’ products or that fall within its fields of interest. Applied Biosystems’ business depends on its ability to continue developing new technologies which can be patented, or licensing new technologies from others that own patents in desired technologies.

Applied Biosystems is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights. From time to time, Applied Biosystems has asserted that various competitors and others are infringing its patents; and similarly, from time to time, others have asserted that Applied Biosystems was or is infringing patents owned by them. These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to Applied Biosystems or the cessation of the alleged infringing activities. However, we cannot make any assurances as to the outcome of any pending or future claims. More information about the risk factors associated with Applied Biosystems’ reliance on intellectual property is set forth below in Item 1A of this report under the heading “Risk Factors–Risks Relating to Applied Biosystems.”

PCR and Real-Time PCR Reagents, Methods, and Instruments. We own some patents to PCR-related technology and we derive other rights to PCR technology under a series of agreements with Hoffmann-La Roche Inc. and its affiliates, which own some of the patents covering PCR-related technology. PCR, which refers to polymerase chain reaction, is a process in which a short strand of DNA is copied multiple times, or amplified, so that it can be more readily detected and analyzed.

Applied Biosystems receives royalties from third-party sales of products incorporating these technologies through a series of licensing programs that it has established for industry access to some of its intellectual property. The broadest PCR-related patents covered the basic PCR method, and we refer to these as the foundational PCR patents. We have many other patents in our portfolio of PCR-related patents, which cover for example: improvements to the basic PCR method, such as real-time PCR, which is used to detect and for some applications quantify a sample during the PCR amplification process; polymerase enzymes useful in PCR and real-time PCR; methods related to PCR; and instrumentation related to PCR and real-time PCR. The foundational PCR patents expired in March 2005 in the U.S. and during our 2006 fiscal year expired in all other jurisdictions except Spain, where they expire in March 2007. The remaining PCR-related patents in our portfolio that we think are material to the Applied Biosystems business will expire between 2010 and 2016 in the U.S., and in 2011 and 2012 in jurisdictions outside the U.S. Reduced PCR royalties to Applied Biosystems resulting from the expiration of the foundational patents have been offset to a substantial degree by income from real-time PCR and other PCR-related technologies that we own or license. During our fiscal year 2006 Applied Biosystems announced several significant licenses to our PCR-related technology, including with Eppendorf AG and Bio-Rad Laboratories, Inc.

Back to Contents

Following is a description of recent developments, including in particular during our 2006 fiscal year, relating to Applied Biosystems’ real-time PCR technology:

•

In November 2004, the U.S. Patent & Trademark Office granted Applera a fundamental patent, U.S. Patent No. 6,814,934, pertaining to real-time instrumentation. Upon issuance of this patent, we initiated a patent infringement lawsuit against Bio-Rad Laboratories, Inc., MJ Research, Inc., which was acquired by Bio-Rad, and Stratagene Corporation for infringement of this patent. In February 2006, we entered into a license to its ‘934 patent and other agreements with Bio-Rad settling this litigation and other disputes with Bio-Rad and MJ Research. More information about the Stratagene litigation, which is still pending, including counterclaims that were filed against us after we filed our claims, is set forth below in Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.”

•

In December 2004, the European Patent Office, or EPO, revoked Applera’s European Patent No. 872562, covering real-time PCR thermal cycler technology. Following this decision of the EPO, the Duesseldorf District Court in Germany suspended injunctions that had been in force against Bio-Rad and MJ Research since May 2004, pending the outcome of our appeal of the EPO decision. In July 2006, the EPO’s Technical Board of Appeal reinstated this patent, and returned the matter to the EPO’s Opposition Division for review of other issues. Consequently, we are seeking a reinstatement of the previously-suspended injunctions against Bio-Rad and MJ Research.

•

In March 2005, the Japanese Patent Office, or JPO, held invalid Applera’s Japanese Patent No. 3136129 covering real-time PCR thermal cycler technology. Following this decision of the JPO, in June 2005 the Japanese IP High Court suspended an injunction that had been in force against Bio-Rad. We appealed the JPO decision, which was affirmed in January 2006 by the Japanese IP High Court. In March 2006, we filed an appeal of the decision by the Japanese IP High Court with the Supreme Court of Japan.

California Institute of Technology License. Applied Biosystems also licenses rights under some patents owned by the California Institute of Technology relating to DNA sequencing instruments. These patents expire between 2009 and 2018 in the U.S., and have already expired in the rest of the world.

Backlog

Applied Biosystems’ total recorded backlog at June 30, 2006, was $299.9 million, which included $1.2 million of orders from Celera Genomics. Applied Biosystems’ total recorded backlog at June 30, 2005, was $244.8 million, which included $1.1 million of orders from Celera Genomics. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at June 30, 2006, will be delivered before the close of our 2007 fiscal year.

Back to Contents

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

Research, Development, and Engineering

Applied Biosystems is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. Research, development, and engineering expenses for Applied Biosystems totaled $180.3 million in our 2006 fiscal year, $192.1 million in our 2005 fiscal year, and $211.6 million in our 2004 fiscal year. Applera expensed $271.4 million in our 2006 fiscal year, $330.6 million in our 2005 fiscal year, and $351.6 million in our 2004 fiscal year for Applera research, development, and engineering activities.

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

Back to Contents

Celera Genomics Group Business

Overview

Celera Genomics is primarily a molecular diagnostics business that is using proprietary genomics and proteomics discovery platforms to identify and validate novel diagnostic markers, and is developing diagnostic products based on these markers as well as other known markers. Celera Genomics maintains a strategic alliance with Abbott Laboratories for the development and commercialization of molecular, or nucleic acid-based, diagnostic products, and it is also developing new diagnostic products outside of this alliance. Through its genomics and proteomics research efforts, Celera Genomics is also discovering and validating therapeutic targets, and it is seeking strategic partnerships to develop therapeutic products based on these discovered targets.

Celera Genomics is pursuing a strategy that we refer to as “targeted medicine.” This strategy is based on the belief that a better understanding of the genetic basis of biology and disease is key to improved diagnosis and treatment of many common complex diseases. Celera Genomics is applying research and development tools and methods to analyze biological information, including genetic variations discovered through the Applera Genomics Initiative, in an attempt to discover associations between genes and diseases. The Applera Genomics Initiative is described below in Item 1 of this report under the heading “Business–Applera Genomics Initiative.” Celera Genomics intends to develop new diagnostic tests based on known and newly-identified genetic and proteomic markers to help physicians predict an individual’s predisposition to, better characterize, monitor progression of, and select appropriate therapy for, common complex diseases. Celera Genomics has been using this information to select and validate therapeutic targets for new drugs, and may use this information to stratify patient populations in clinical trials to increase the proportion of patients who are more likely to respond to drug treatment. The ultimate goal of this targeted medicine approach is to:

•	develop diagnostic tests that address unmet medical needs in predicting, detecting, characterizing, and monitoring diseases; and
•	use diagnostics to select a form of therapy that is likely to be more effective and possibly safer in a particular patient population.

Celera Genomics’ targeted medicine approach may also be used to identify new and improved targets for drug discovery and development; and facilitate more efficient clinical trials of new therapeutic products.

Celera Diagnostics Restructuring. In January 2006, we announced that our Board of Directors had approved a restructuring of our Celera Diagnostics joint venture between Applied Biosystems and Celera Genomics. Through December 31, 2005, we operated Celera Diagnostics as a 50/50 joint venture between Applied Biosystems and Celera Genomics. The joint venture was formed under a Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, which was later amended. As a result of the restructuring, effective as of January 1, 2006, Applied Biosystems’ interest in Celera Diagnostics was transferred to Celera Genomics in

Back to Contents

exchange for various considerations to Applied Biosystems, and the Celera Diagnostics business has become the primary focus of the Celera Genomics business. Since its formation, Celera Diagnostics had been focused on the discovery, development, and commercialization of diagnostic products. As part of Celera Genomics, the diagnostics business continues to focus on these areas. More information about this restructuring is set forth below in this Item 1 under the heading “Business–Celera Diagnostics Restructuring.”

Termination of Small Molecule Programs. In January 2006, Celera Genomics announced its intention to partner or sell its small molecule drug discovery and development programs. This included, for example, its histone deacetylase, or HDAC, cathepsin S, Factor VIIa, and other programs. During the fourth quarter of our 2006 fiscal year Celera Genomics transferred rights to several of these programs to other companies and it terminated all other small molecule programs. Some of the affected programs were acquired with Axys Pharmaceutical, Inc. in November 2001 and others were developed internally by Celera Genomics after that acquisition. Two of the programs had recently entered clinical trials. The affected research and development activities were conducted primarily in owned and leased facilities located in South San Francisco, California, substantially all of which Celera Genomics has vacated.

In April 2006, Celera Genomics announced the sale to Pharmacyclics, Inc. of three of its small molecule drug programs for the treatment of cancer and other diseases, which included programs that target HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. The financial terms of the transaction included an upfront cash payment of $2 million and Pharmacyclics’ issuance to us of one million shares of its common stock. If these programs meet developmental milestones specified in the sale agreement and result in drugs that are approved and commercialized in key geographical markets, they may generate future milestone payments to Celera Genomics. In addition, Celera Genomics will be entitled to percentage royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs.

In June 2006, Celera Genomics announced the sale to Schering AG of its program for the development of cathepsin S inhibitors as a treatment for autoimmune diseases. The financial terms of the transaction included a cash payment of $5 million. Payment of half of this amount was made in July 2006, and payment of the other half is deferred until the transfer of the assets is completed, which we expect to occur before the end of calendar 2006. If this program meets developmental and marketing milestones specified in the sale agreement and results in drugs that are approved and commercialized in key geographical markets, it may generate future milestone payments to Celera Genomics. In addition, Celera Genomics will be entitled to percentage royalty payments up to the low double digits based on annual sales of any drugs commercialized from the program.

Celera Genomics has no direct control over the amount and timing of resources to be devoted to the small molecule programs that have been sold to other companies. These programs may never meet the milestones referred to above, and therefore may never generate milestone payments. Also, even if some milestones are met, there is no assurance that these programs will result in any product sales that would generate royalty payments to Celera Genomics.

Celera Genomics reduced its workforce by approximately 240 positions, primarily in small molecule drug discovery and development, because of the sale or termination of the small molecule programs and the integration of Celera Diagnostics into Celera Genomics. The

Back to Contents

resulting Celera Genomics organization has approximately 300 employees. These actions did not substantially affect Celera Genomics’ ongoing proteomics research, described below under the heading “Research and Development,” pursuant to which Celera Genomics is seeking to identify and validate targets for antibody therapeutics.

Abbott Strategic Alliance

In January 2006, we announced that we had restructured a long term strategic alliance agreement with Abbott Laboratories, one of the world’s largest diagnostics companies. The restructured strategic alliance agreement was entered into on January 9, 2006. The strategic alliance was originally formed in June 2002 to discover, develop, and commercialize a broad range of in vitro, meaning outside of the living body, diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Under the agreement before the restructuring, the parties were obligated to work exclusively with each other in the commercialization of nucleic acid-based (DNA or RNA) diagnostic products, also referred to as molecular diagnostic products. Under the relationship as restructured, Celera Genomics and Abbott will continue to work exclusively with each other primarily through a profit sharing arrangement in specifically agreed areas of nucleic acid-based diagnostic products, but both companies may work independently outside the exclusive areas. This restructuring also enables Applied Biosystems to develop and sell diagnostic instruments to end-users for clinical diagnostic applications, an activity that was previously restricted under the original Abbott alliance agreement. Development of diagnostic products based on the detection of proteins, rather than nucleic acids, is another potential business area for Celera Genomics but is not a part of the agreement with Abbott.

Under the Abbott Laboratories alliance agreement as restructured, Celera Genomics and Abbott will continue to conduct separate but coordinated research and development activities that are within the scope of the alliance. The coordinated activities include the sharing of scientific results and collaboration regarding the technology and instrumentation that their alliance products will use. The alliance agreement with Abbott permits Celera Genomics to form collaborations and relationships with other companies to support its research activities. Under the profit sharing arrangement, the parties share equally in the costs of their separate research and development activities under the alliance, and then share equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by Celera Genomics or Abbott.

Generally, Abbott is the worldwide distributor of products developed and manufactured by the parties that are covered by the alliance. Celera Genomics believes that Abbott’s expertise in the diagnostics industry and its global distribution system enhances Celera Genomics’ ability to bring diagnostic products to market. Also, the Abbott alliance covers some products that are manufactured by other companies and marketed by Abbott. Although most products marketed by Abbott under the restructured alliance agreement are covered by the profit-sharing arrangement, some of these products manufactured by other companies are not part of the profit sharing arrangement, and instead Celera Genomics is entitled to a royalty based on sales by Abbott.

Celera Genomics expects to rely substantially on its alliance with Abbott for the success of a major portion of its diagnostic products business strategy for the foreseeable future. The term of the strategic alliance agreement runs until June 2017. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either

Back to Contents

company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. Also, Abbott may not perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, Celera Genomics’ development or commercialization of diagnostic products may be delayed or prevented.

Celera Genomics expects that a significant portion of its nucleic acid-based diagnostic products for the foreseeable future will be covered by the Abbott alliance agreement, and will be marketed, distributed, and sold through Abbott. Celera Genomics is also developing products not covered by the alliance, but for these products Celera Genomics will have to develop its own marketing and distribution capability or find other distributors.

Our Diagnostic Products

Celera Genomics is seeking to develop products that provide useful genetic information to facilitate disease detection, prediction of disease predisposition, monitoring of disease progression, and disease severity, and determination of patient responsiveness to treatments. These products are expected to include in vitro diagnostic test kits, which may be labeled for use in diagnosing specific diseases or other conditions, as well as products referred to as “analyte specific reagents,” or ASRs, which may be used by appropriately-licensed clinical laboratories in the U.S. for clinical laboratory testing after they independently establish the performance characteristics of the reagents but which may not be labeled by Celera Genomics for use in diagnosing any specific disease or condition.

While the sale of in vitro diagnostic test kits requires clearance or approval by the U.S. Food and Drug Administration and requires similar regulatory clearances or approvals in other countries, ASRs are a class of products defined by the agency’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of these ASR products have not been established. Because ASRs are not subject to FDA clearance or approval, Celera Genomics believes they can generally be commercialized sooner than diagnostic test kits. However, the regulatory restrictions on the marketing, distribution, and sale of ASRs, and on customer use of these products, would likely affect their marketing and distribution and market acceptance. Additional information about the regulation of Celera Genomics’ products is set forth below under the heading “Governmental Regulation of Products.”

Celera Genomics is currently manufacturing six product groups that are sold through its strategic alliance with Abbott Laboratories, including: its ViroSeq™ HIV-1 Genotyping System; products that are used for the detection of mutations in the CFTR gene, which cause cystic fibrosis; two types of hepatitis C virus ASRs; ASRs for the detection of mutations in the FMR-1 gene, which cause Fragile X Syndrome; and ASRs for the detection of mutations in genes known to be involved in deep vein thrombosis. Celera Genomics also derives revenue from other products that it does not manufacture but which are sold through its alliance with Abbott, which is described above in this description of the Celera Genomics business under the heading “Abbott Strategic Alliance.” These products are described below under the headings “Abbott’s Alliance Products” and “Alliance Products Manufactured by Other Companies.”

Back to Contents

The descriptions of our ASR and other reagent products below is for general information purposes only, and in particular, our description of the potential uses of these products is not intended to constitute a claim regarding the performance or analytical characteristics of these products that would be restricted under applicable laws and regulations.

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

Celera Genomics’ ViroSeq HIV-1 Genotyping System was developed as an aid to physicians in monitoring and treating HIV-1 infection. HIV-1 is one of the most prevalent strains of HIV. This system is for use in testing human blood samples and was designed to detect specific mutations in the HIV-1 genome that correlate with drug resistance. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on an Applied Biosystems automated DNA sequencing instrument in conjunction with Celera Genomics’ ViroSeq® HIV-1 Genotyping System Software. The ViroSeq HIV-1 Genotyping System can be used to test for resistance to up to 19 drugs used to treat HIV-1 infected patients.

Through its strategic alliance with Abbott Laboratories, Celera Genomics is marketing the system in the U.S., the European Union, and other countries. Celera Genomics has received 510(k) clearances from the FDA authorizing the marketing of the system for use on several Applied Biosystems genetic analysis instruments. Celera Genomics has also received CE mark registration of the system authorizing the marketing of the system in the EU for use on two Applied Biosystems’ genetic analysis instruments.

Cystic Fibrosis Products. Cystic fibrosis is an inherited genetic disorder that affects children and young adults. It is caused by a number of mutations in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. The American College of Obstetricians and Gynecologists currently recommends that couples planning a pregnancy or seeking prenatal care be screened for cystic fibrosis gene mutations to help them make informed reproductive decisions. Celera Genomics manufactures analyte specific reagents, or ASRs, that can be used by appropriately licensed clinical laboratories in the U.S. to identify mutations in the CFTR gene. Laboratories using the reagents for this purpose must first independently establish the performance characteristics of any test they develop using Celera Genomics’ ASRs. In the U.S. these reagents are sold only as ASRs and not as a diagnostic test kit because Celera Genomics does not yet have the necessary regulatory clearance for diagnostic claims. However, Celera Genomics does have the CE mark registration necessary for marketing these reagents in the European Union as a diagnostic test kit.

Hepatitis C Virus Analyte Specific Reagents. Hepatitis C virus, or HCV, causes chronic liver disease. HCV infection is currently the leading reason that patients need liver transplants. There are several distinct strains of HCV having different genotypes, and some of these genotypes are more susceptible to currently-available treatments than others. Celera Genomics manufactures two types of analyte specific reagents, or ASRs, for Abbott Laboratories for the detection of HCV. One type of these products can be used to measure “viral load,” which refers

Back to Contents

to the quantity of the virus found in a tissue sample. The other type of these products can be used to identify the genotypes of the different strains of the HCV. Only appropriately-licensed clinical laboratories in the U.S. can use these ASRs for these purposes after they independently establish the performance characteristics of any test they develop using Celera Genomics’ ASRs. In July 2006, Celera Genomics received CE mark registration for the HCV genotyping reagents to permit the marketing of the reagents in the European Union as a diagnostic test kit. Before receiving this registration, these ASRs were marketed primarily in the U.S.

Fragile X Analyte Specific Reagents. In April 2006, Celera Genomics began marketing new analyte specific reagents, or ASRs, to detect mutations in the FMR-1 gene, which is known to be involved in Fragile X Syndrome, the leading cause of inherited mental retardation. Appropriately licensed clinical laboratories in the U.S. can use these ASRs provided that they first independently establish the performance characteristics of any test they develop using the ASRs. These products resulted from a development program that was first announced in January 2005. These products incorporate Celera Genomics’ proprietary technology, and we believe they are the first ASRs in this disease area that are suitable for use by clinical laboratories. Celera Genomics collaborated with several major clinical reference laboratories in developing these ASRs.

Deep Vein Thrombosis Analyte Specific Reagents. Deep vein thrombosis is a disease that results from the formation of a blood clot, which is referred to as thrombus, in a deep vein, which is a particular type of vein usually located in the lower leg or the thigh. Large clots may interfere with blood circulation and impede normal blood flow. More importantly, blood clots may break off and travel through the vein to distant major organs such as the brain, lungs, or heart, where they cause severe damage and possibly death. Researchers have identified several mutations in three genes that can be used as genetic risk factors due to their association with increased risk for deep vein thrombosis. During our 2006 fiscal year, Celera Genomics began manufacturing new analyte specific reagents, or ASRs, to detect mutations in the three genes which are known to be involved in deep vein thrombosis. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided that they first independently establish the performance characteristics of any test they develop using the ASRs.

Abbott’s Alliance Products

Abbott Laboratories is currently marketing several other nucleic acid-based, or molecular, diagnostic products that are manufactured by Abbott and which are covered by our strategic alliance with Abbott. Although these products were not developed by Celera Genomics and are not listed in Celera Genomics’ product portfolio described above, these products are covered by the alliance profit sharing arrangement, which means that Celera Genomics shares equally in the development costs of and profits or losses resulting from the marketing and sales of these products. These products include an HIV-1 assay and an HCV assay, both used for measuring viral load, and assays for detecting sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea. These assays have been developed for use on the Abbott m2000™ system, which is a real-time PCR instrument coupled with a sample preparation module. These products are marketed by Abbott in the European Union as diagnostic test kits. The HIV-1 and HCV assays received the necessary CE mark registration during our 2005 fiscal year, and the STD assays received the CE mark registration in February 2006. Currently, these products are expected to be the most significant products contributed to the alliance by Abbott. Celera Genomics expects that sales of these and possibly other products marketed by Abbott could contribute significant revenues to the alliance in the future, particularly if the products also

Back to Contents

receive clearance or approval from the U.S. FDA or comparable registration in Japan for sale as diagnostic test kits. The HCV diagnostic product marketed by Abbott in the EU, described in this paragraph, is distinct from the HCV analyte specific reagents that are manufactured by Celera Genomics for Abbott and included in the description of Celera Genomics’ product portfolio under the heading “Our Diagnostic Products.” Information about the regulation of these products is set forth below under the heading “Governmental Regulation of Products.”

Alliance Products Manufactured by Other Companies

Abbott Laboratories is currently marketing several other nucleic acid-based, or molecular, diagnostic products that are manufactured by companies other than Celera Genomics or Abbott but which are within the scope of our alliance with Abbott. These products were not developed by Celera Genomics and are not listed in Celera Genomics’ product portfolio described above. Some of these products are covered by the profit sharing arrangement in our Abbott alliance, which means that Celera Genomics shares equally in the development costs of and profits or losses resulting from the marketing and sales of these products. Examples of these products include hepatitis B virus CE-marked diagnostic test kits sold in the European Union, and hepatitis B virus analyte specific reagents, or ASRs, sold in the U.S. In addition, Abbott is marketing some other alliance products manufactured by other companies, but these products generate a royalty for Celera Genomics instead of being within the profit sharing arrangement. These royalty-bearing alliance products include HLA typing products, which detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information about the likelihood of transplant rejection by a recipient. The HLA-typing products include CE-marked diagnostic test kits sold in the EU and ASRs sold in the U.S. Information about the regulation of these products is set forth below under the heading “Governmental Regulation of Products.”

Other Celera Genomics Products and Services

In addition to the products described above, Celera Genomics performs contract manufacturing and technology development services for appropriately licensed clinical laboratories. These services are for the development and manufacture of reagents for use by the clinical laboratories in the performance of clinical testing services. Some of these contract manufacturing and technology development services fall outside of Celera Genomics’ alliance with Abbott Laboratories.

Celera Genomics Licensing Programs

In June 2004, Celera Genomics announced, along with Applied Biosystems, a patent license agreement with Cepheid relating to real-time thermal cycler instruments for research, diagnostic, and other uses. Under the agreement, Cepheid paid Applera a license fee of $11.5 million, the majority of which relates to the diagnostic rights granted to Cepheid and has been recorded by Celera Genomics. The fee was payable in part upon execution of the license agreement and in part in installments, the last of which was paid during our 2006 fiscal year. Also, under the terms of the agreement, Cepheid is obligated to pay ongoing royalties on sales of its products incorporating Applera intellectual property based on the research, diagnostic, or other field of use. In June 2006, Celera Genomics agreed to expand the scope of the permitted diagnostic uses of the licensed intellectual property. Generally, we allocate royalties payable by Cepheid under this license to either Celera Genomics or Applied Biosystems based on whether the products generating the royalties are used in the diagnostics or research fields.

Back to Contents

In October 2005 Celera Genomics entered into a license agreement with Laboratory Corporation of America Holdings, a provider of clinical diagnostic testing services, granting Laboratory Corporation a non-exclusive license to Celera Genomics’ intellectual property relating to gene expression patterns associated with responsiveness to hormonal therapy in women with breast cancer. Laboratory Corporation is obligated to pay Celera Genomics royalties based on sales, if any, from the commercial use of any test in the U.S.

In June 2006 Celera Genomics announced that it entered into an agreement with Specialty Laboratories, a provider of clinical diagnostic testing services, granting Specialty Laboratories a non-exclusive license to Celera Genomics’ intellectual property relating to genetic risk markers for liver cirrhosis. The license allows Specialty Laboratories to select from among Celera Genomics’ genomics findings to develop and commercialize a genetic test that predicts risk of progression to liver cirrhosis in individuals infected with hepatitis C virus. Specialty Laboratories is obligated to pay Celera Genomics a license fee, which is due in September 2006, and is also obligated to pay royalties on sales, if any, from commercial use of the test in the U.S., subject to an agreed quarterly minimum payment obligation.

In June 2006, we granted Beckman Coulter, Inc. licenses for diagnostics and research instruments under Applera’s patents on nucleic acid sequencing and for diagnostics instruments under Applera’s patents on real-time thermal cyclers. The terms of these agreements require Beckman to pay Celera Genomics a fee of $20 million, payable in equal installments over 10 quarters commencing with the first quarter of our 2007 fiscal year. Our grant of these licenses to Beckman is part of settlement of litigation between Applera and Beckman, which is described below in Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.” Also, under the terms of the agreements, Beckman is obligated to pay ongoing royalties on products incorporating Applera intellectual property. Generally, we allocate royalties payable by Beckman under these licenses to either Celera Genomics or Applied Biosystems based on whether the products generating the royalties are used in the diagnostics or research fields.

None of these arrangements preclude Celera Genomics from licensing its intellectual property to other companies, developing its own reagents or test kits, or otherwise commercializing its findings from its genomics research.

Research and Development

Ongoing research and development programs include genomics and proteomics research programs and related activities described below. In conducting these activities, Celera Genomics is using proprietary genomics and proteomics discovery platforms to develop nucleic acid-based and potentially protein-based diagnostic products and to identify and validate novel drug targets. Research and development expenses for Celera Genomics totaled $94.3 million in our 2006 fiscal year, $141.4 million in our 2005 fiscal year, and $145.2 million in our 2004 fiscal year. Applera expensed $271.4 million in our 2006 fiscal year, $330.6 million in our 2005 fiscal year, and $351.6 million in our 2004 fiscal year for Applera research, development, and engineering activities. Celera Genomics’ new products are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

Genomics Research. Celera Genomics is studying single nucleotide polymorphisms, or SNPs, and gene expression patterns in human biological tissues and blood samples and their

Back to Contents

association with a number of common, complex diseases. These SNPs and gene expression patterns are often referred to as genetic markers. SNPs are naturally occurring genetic variations in the human genome. Scientists believe that some SNPs can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility. Celera Genomics expects that the discoveries resulting from its research will provide genetic information which may lead to earlier and more effective diagnosis and treatment of disease. Celera Genomics expects that the primary end-users of its products resulting from these studies will be clinical reference laboratories, hospitals, and medical clinics worldwide that perform diagnostic testing for human healthcare.

Celera Genomics is currently conducting genomics research programs in the following areas: Alzheimer’s disease; autoimmune and inflammatory diseases, including rheumatoid arthritis; breast cancer; cardiovascular, or heart, diseases; liver disease; and diabetes. Most of these research programs have involved the analysis of nucleic acid samples from healthy and diseased individuals, while some have involved analysis of nucleic acid samples from only diseased individuals. In performing these studies, Celera Genomics is seeking to leverage its genotyping and gene expression capabilities, including some of the remaining proprietary SNP data from the Applera Genomics Initiative, which is described below in Item 1 of this report under the heading “Business–Applera Genomics Initiative.”

The goal of most of this genomics research, which we have previously referred to as our large scale studies, is to identify SNPs that serve as genetic markers for a specific disease. In another aspect of its genomics research, Celera Genomics is seeking to identify gene expression patterns associated with specific diseases. For example, in the breast cancer program, Celera Genomics is seeking to identify gene expression patterns associated with breast cancer metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body. In addition, Celera Genomics is conducting host response studies to identify genetic associations with patient response to treatments. For example, Celera Genomics is conducting genomics analysis of patients infected with the hepatitis C virus to identify patients who respond to interferon treatment, of breast cancer patients to identify patients who respond to hormonal therapy, and of heart disease patients to identify genetic markers that may indicate an individual’s likelihood of response to one or more forms of treatment. Celera Genomics plans to conduct similar studies of this type in the future for other treatments and diseases.

During our 2006 fiscal year, Celera Genomics continued to advance its genomics research programs, and for many of its key ongoing programs it has completed initial experimentation and is analyzing the results. During the year, Celera Genomics reported several key developments in these programs, including: the discovery of a multi-gene signature that predicts risk of developing cirrhosis in patients infected with hepatitis C virus, which may be used by Celera Genomics in its ongoing development of a cirrhosis risk panel; discovery of a multi-gene signature that predicts risk of metastasis in patients with breast cancer; and discovery of a multi-gene signature that predicts responsiveness to hormonal therapy in patients with breast cancer.

A key aspect of the genomics research is to seek validation of results through replication by repeating its analysis on multiple populations of human tissue and blood samples after the initial analysis is completed. In several studies, Celera Genomics has replicated results for particular markers associated with increased risk for disease that it had previously identified. Celera Genomics is evaluating the diagnostic and therapeutic value of the novel markers and potential therapeutic targets found, and is discussing the findings with collaborators, preparing

Back to Contents

product plans, and making patent filings to seek legal protection for its rights in the new information it has discovered.

Celera Genomics has a research collaboration agreement with Merck & Co., Inc. entered into to identify and validate genetic markers useful in Celera Genomics’ development of diagnostic products and Merck’s development of therapeutic products for selected cancers. Under this collaboration agreement, the parties have agreed to share data and other intellectual property for use in their separate research and development efforts. This collaboration is initially focused on breast cancer.

Also, some of Celera Genomics’ Alzheimer’s disease work has been funded under a collaboration with Merck & Co., Inc. entered into in July 2004. Before entering into this collaboration, Celera Genomics had conducted its own gene-disease association study for this disease and had identified some SNPs associated with the disease, including two associated with late-onset Alzheimer’s disease that were reported by Celera Genomics during our 2005 fiscal year. This Merck collaboration was entered into for the purpose of identifying novel drug targets and diagnostic markers related to Alzheimer’s disease. Under the collaboration, Merck has the therapeutic rights to targets identified for the treatment of Alzheimer’s disease and some other neurological disorders, and Celera Genomics has the rights to all diagnostic applications for markers identified. During our 2005 fiscal year, Celera Genomics fulfilled its obligations under this collaboration and received all research milestone payments due from Merck. Celera Genomics’ review and analysis of the diagnostic potential of the results of the completed research is ongoing. In July 2005, the two companies extended this collaboration to study additional genes. Merck has made substantially all required research milestone payments to Celera Genomics in connection with this additional work, which is being performed primarily for the purpose of supporting Merck’s therapeutic product research and development efforts. This additional work is scheduled to be completed during our 2007 fiscal year.

Celera Genomics previously had diagnostic product development collaborations with Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, but these collaborations expired during our 2006 fiscal year.

Proteomics Research. Celera Genomics is studying proteins, a field of research referred to as proteomics, to identify and validate proteins that are associated with disease. These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective therapeutic products. During our 2006 fiscal year, Celera Genomics made significant progress in its proteomic studies of pancreatic, lung, colon, breast, kidney, and gastric cancer, and initiated studies of additional cancers including prostate cancer, liver cancer, and melanoma, a type of skin cancer. Additional discovery efforts are underway in recently-initiated studies of diabetes, cancer stem cells, and proteins that affect the blood supply of tumors. Celera Genomics’ proteomics research is currently focused on the analysis of cell surface proteins that are expressed in greater amounts on cancer cells compared to normal cells, as well as proteins that are “shed” from cancer cells within the body.

Through proteomics research, scientists may be able to demonstrate that a particular protein can be used as a biological point of intervention for a therapeutic product designed to affect a particular disease or medical condition. A protein that can be used in this manner is referred to as a therapeutic target. Celera Genomics is seeking to identify and validate targets for antibody therapeutics. Antibodies are proteins produced by the immune system that bind to

Back to Contents

potentially harmful substances, such as viruses and bacteria, to disable and eliminate them. Antibody therapeutics are protein-based biological compounds that are designed to similarly bind to and interfere with the activities of a particular target. In addition, proteomics research may demonstrate that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention. A protein that can be used in this manner is referred to as a diagnostic marker. A diagnostic marker may be useful in an in vivo diagnostic test, for testing inside the living body, or in an in vitro diagnostic test, for testing outside the living body. Before a protein is used as a therapeutic target or diagnostic marker, it must undergo extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility.

Celera Genomics does not intend to develop therapeutic products beyond identification and validation of potential drug targets resulting from its proteomics research, and plans to rely on existing collaborations with other companies, and seek new collaborations, for the development of therapeutic products based on these drug targets. Currently, Celera Genomics has entered into collaborations with Abbott Laboratories, Genentech, Inc., Medarex, Inc. and Seattle Genetics, Inc. for development of therapeutic products targeted to cell-surface proteins associated with various cancers specified in the agreements. Celera Genomics is seeking additional collaborations for the development of its other validated cancer targets that are not covered by its existing collaborations.

Generally, under these existing collaborations Celera Genomics is obligated to offer validated therapeutic targets to its collaborators for further investigation, and they may then choose to develop therapeutic products, particularly antibodies, against these targets. Accordingly, Celera Genomics has offered some of its validated therapeutic targets for further investigation and possible advancement by these collaborators. To date, Abbott has selected a total of six validated targets, and Seattle Genetics has selected one validated target, for further investigation under these agreements, although none of these collaborations has progressed to the development of any therapeutic antibodies.

The rights of Celera Genomics and its collaborators to any therapeutic products such as antibodies developed under these collaborations, if any, the obligations of Celera Genomics and its collaborators to further develop and commercialize these therapeutic products, and corresponding economic arrangements vary under the different collaboration agreements. However, Celera Genomics generally does not control the amount and timing of resources to be devoted by its collaborators to activities under the collaboration agreements. These research and development programs may never result in any therapeutic product candidates or lead to any commercialized therapeutic products, and may not generate any revenue for Celera Genomics.

Targeted Medicine Collaboration with General Electric. Celera Genomics has a joint research collaboration agreement with General Electric for the purpose of accelerating the discovery and development of new products for personalized, or targeted, medicine. Pursuant this collaboration, the parties are seeking an understanding of, and to differentiate, disease at the molecular level, which is expected to lead to new diagnostics and treatments that are tailored for a specific disease or patient population. In the first project under this collaboration, General Electric is pursuing the development of novel in vivo imaging agents targeted to cell surface proteins that Celera Genomics has identified to be associated with cancer. In vivo refers to testing performed in the living body, in contrast with in vitro, which refers to testing performed outside the living body. The companies had originally agreed to this project in 2004, but they

Back to Contents

amended the project in July 2005, and work was not commenced until after the amendment was entered into.

Access to Biological Samples for Research. Celera Genomics has entered into collaboration, research, and material transfer agreements with many companies and academic institutions to support its genomics and proteomics research, including ongoing studies as well as studies Celera Genomics plans to conduct in the future. Through these relationships, Celera Genomics has gained access to over 120,000 tissue and blood samples from human subjects.

Cathepsin K Program

Celera Genomics has a collaboration agreement with Merck & Co. Inc. for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. Osteoporosis is a major risk factor for bone fractures and associated disability that affects over 10 million Americans, especially post-menopausal women. Celera Genomics does not have any further responsibilities under this collaboration, but the collaboration agreement remains in effect and Celera Genomics could receive payments under this agreement in the future if Merck successfully completes clinical trials for, receives regulatory approvals for, and commercializes a therapeutic compound covered by this agreement. However, Celera Genomics does not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, Merck may not obtain needed regulatory approvals, and Celera Genomics may not receive any payments under this collaboration agreement.

Governmental Regulation of Products

In the U.S. and in other countries, the development and commercialization of diagnostic products are heavily regulated by governmental agencies. These requirements vary from country to country. Currently, the principal markets for Celera Genomics’ diagnostic products are the U.S. and the European Union, and the regulatory requirements in those jurisdictions are described below.

In the U.S., the Food and Drug Administration classifies Celera Genomics’ in vitro diagnostic products as “devices” and the FDA’s Center for Devices and Radiological Health regulates these products. Although some of the diagnostic products that Celera Genomics expects to market may not require regulatory clearance or approval, its current business strategy is to develop and market a number of products that will be “devices” and require this clearance or approval. For Celera Genomics to market its in vitro diagnostic products with clinical claims in the U.S., Celera Genomics or its collaborators generally must first obtain clearance from the FDA under a process known as 510(k) premarket notification, or must obtain FDA approval through a more demanding premarket approval, or PMA, process.

To obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, Celera Genomics or its collaborators generally must file a notice with the FDA with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but can take longer. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. Celera Genomics has successfully

Back to Contents

applied for and received 510(k) clearances for its ViroSeq HIV-1 Genotyping System, and a description of the clearances it has received is set forth above under the heading “Our Diagnostic Products.” From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome mechanism for reporting significant modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

If the “substantially equivalent” standard is not met for a 510(k) premarketing clearance, a PMA application must be filed under the FFDCA. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that a diagnostic device is safe and effective, must be supported by more extensive information than required for a 510(k) notification. The PMA application process is more costly, lengthy, and uncertain and usually takes one to three years, but can take longer.

Following FDA clearance or approval of a device allowing its commercial distribution, numerous regulatory requirements apply, including: the Quality System Regulation, which requires manufacturers to follow extensive design, testing, control, documentation, and other quality assurance procedures during the manufacturing process; labeling regulations; and the Medical Device Reporting regulation, which requires that the manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

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

Some products that we sell in the U.S. through our alliance with Abbott Laboratories are referred to as analyte specific reagents, or ASRs. ASRs are a class of products defined by the FDA’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of ASR products have not been established, and include restrictions on the marketing, distribution, sale, and customer use of ASRs.

In addition, distribution and sale of all diagnostic products in the European Union are subject to regulatory requirements that became effective in December 2003. Under these requirements, Celera Genomics’ in vitro diagnostic products exported to the EU must comply with the “In Vitro Diagnostics Directive” and bear the “CE mark.” The Directive describes criteria that must be met and steps that must be taken for in vitro diagnostic products to be qualified for sale in EU countries. The CE mark is a symbol indicating that products conform to the essential requirements of the Directive, and can be commercially distributed throughout the EU. To demonstrate compliance, for some products Celera Genomics is required to self-certify that the products to be marketed meet all of the applicable essential requirements, and for other products Celera Genomics is required to obtain a CE mark registration from a certification organization, referred to as a “Notified Body,” by providing documented evidence that the

Back to Contents

products to be marketed meet all of the applicable essential requirements. Once Celera Genomics has satisfied the compliance requirements, the CE mark may be affixed on the products concerned. However, to maintain use of the CE mark for some products, Celera Genomics will be subject to continuing review by the Notified Body, if applicable. These same requirements are applicable to Abbott Laboratories and other collaborators.

Celera Genomics has received CE mark registration from a Notified Body for its ViroSeq HIV-1 Genotyping System and for a hepatitis C virus, or HCV, genotyping product, similar to Celera Genomics’ analyte specific reagents for HCV genotyping sold in the U.S. Celera Genomics also has met the self-certifying requirements to CE mark its cystic fibrosis product. All of these clearances are for the marketing of these products for use on one or more particular Applied Biosystems instruments or systems. Celera Genomics intends to pursue CE marking for some of its other diagnostic products. However, CE mark registration may not be granted for other diagnostic products and even if registration is obtained for any product Celera Genomics may not be able to maintain its compliance with the registration requirements. Celera Genomics’ failure to meet these requirements may prevent it from generating revenue from the sale of diagnostic products in the EU.

In the U.S. and in other countries, the development and commercialization of therapeutic products are also heavily regulated by governmental agencies. These requirements vary from country to country. Celera Genomics lacks, and does not intend to build, the infrastructure needed for the development of therapeutic products beyond identification and validation of potential therapeutic targets. Therefore, Celera Genomics does not expect that it will conduct development activities that would be subject to this governmental regulation. However, the further development of any therapeutic products by collaborators or licensees based on targets identified and validated by Celera Genomics would be subject to this regulation.

Raw Materials

Celera Genomics’ operations require a variety of raw materials, such as biological, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Any interruption in the availability of these materials could harm Celera Genomics’ operations.

In particular, for its research and product development activities, Celera Genomics needs access to human tissue and blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other required biological materials. If Celera Genomics loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on its use of related clinical or other information or the information generated from tissue or blood samples or other biological materials, its business may be harmed.

Patents and other Intellectual Property

Through its internal research programs and collaborative programs, including its use of the information derived from the Applera Genomics Initiative, Celera Genomics has developed and anticipates that it will further develop an increasing portfolio of intellectual property. Celera

Back to Contents

Genomics may use this intellectual property in its internal development programs or may license this intellectual property to collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments. In addition, Celera Genomics’ alliance with Abbott Laboratories provides Celera Genomics with rights to some intellectual property owned or licensed by Abbott that Celera Genomics needs for its business and products.

Celera Genomics’ ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Genomics’ diagnostic products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems and Celera Genomics, and some are covered by patents owned by others and used by Celera Genomics under license.

Celera Genomics’ ability to obtain patent protection for the inventions it makes is uncertain. Celera Genomics may infringe the intellectual property rights of others, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of its patent rights with respect to others. To avoid infringing the intellectual property rights of others, Celera Genomics may need to obtain intellectual property licenses from them, but Celera Genomics may not be able to obtain these licenses on commercially acceptable terms, or at all. Also, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by a company making patent infringement claims due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents manufactured by Celera Genomics for Abbott. We have agreed to share the cost of this litigation, and an adverse outcome in the case could result in an injunction that prevents us and Abbott from selling this product. More information about the risk factors associated with Celera Genomics’ reliance on intellectual property is set forth below it Item 1A of this report under the heading “Risk Factors–Risks Relating to Celera Genomics.”

Celera Genomics has filed for patent protection in the U.S. and in some foreign countries for inventions relating to its diagnostic, therapeutic, gene, including SNP, protein, and other discoveries. This includes most importantly patent applications for inventions relating to novel methods of diagnosing and/or treating diseases. Celera Genomics expects to continue seeking patent protection for these types of inventions by pursuing patent applications already filed and applying for patent protection for inventions that we make in the future, in all cases subject to an ongoing case-by-case assessment of the potential value of those inventions consistent with Celera Genomics’ business and scientific goals.

Celera Genomics’ failure to receive patent protection for its diagnostic or therapeutic inventions could diminish the commercial value of these discoveries and could harm Celera Genomics’ business. Celera Genomics has sought patent protection for discoveries arising from its discontinued operations such as its former information products and services business. Obtaining patent protection for these other types of inventions might be valuable, but Celera Genomics does not believe that its commercial success will be materially dependent on its ability to do so.

Back to Contents

Backlog

Celera Genomics’ total recorded backlog at June 30, 2006, was $0.4 million. Celera Genomics’ total recorded backlog at June 30, 2005, was $1.6 million. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at June 30, 2006, will be delivered before the close of our 2007 fiscal year.

Competition

The diagnostic industry is competitive and evolving. There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. Celera Genomics is aware of competitors who are engaged in research and development projects that address the diseases that Celera Genomics is targeting. These companies may:

•	develop new diagnostic products in advance of Celera Genomics or its collaborators or licensees;
•	develop products that are more effective diagnostic products, or more cost-effective, than those developed by Celera Genomics or its collaborators or licensees;
•	obtain regulatory clearances or approvals of their diagnostic products more rapidly than Celera Genomics or its collaborators or licensees; or
•

obtain patent protection or other intellectual property rights that would limit the ability of Celera Genomics or its collaborators or licensees to develop and commercialize diagnostic products, or that would limit the ability of customers to use those products.

Celera Genomics’ diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products that are competitive with the diagnostic products offered by Celera Genomics or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as Celera Genomics’ or its collaborators’ or licensees’ products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by Celera Genomics or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than Celera Genomics, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by Celera Genomics or its collaborators or licensees for use in testing the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by Celera Genomics or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

Back to Contents

Also, a substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories, including those identified above, and therefore Celera Genomics expects to rely on these laboratories for a substantial portion of its diagnostics business sales. Celera Genomics’ inability to establish or maintain one or more of these laboratories as a customer could harm its business, financial condition, and operating results.

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

Celera Diagnostics Restructuring

Through December 31, 2005, we operated a business known as Celera Diagnostics. This business was a 50/50 joint venture between Applied Biosystems and Celera Genomics. The joint venture was formed under a Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, which was later amended. In January 2006, we announced that our Board of Directors had approved a restructuring of the Celera Diagnostics joint venture between Applied Biosystems and Celera Genomics. As a result of the restructuring, effective as of January 1, 2006, Applied Biosystems’ interest in Celera Diagnostics was transferred to Celera Genomics in exchange for various considerations to Applied Biosystems. Since its formation, Celera Diagnostics had been focused on the discovery, development, and commercialization of diagnostic products. As part of Celera Genomics, the diagnostics business continues to focus on these areas.

In determining that the restructuring was in the best interests of Applera and its stockholders, our Board of Directors considered numerous factors and used the assistance and advice of several independent advisors. Included in the process were independent analyses of: Applied Biosystems’ 50 percent interest in Celera Diagnostics; the various considerations made to Applied Biosystems in the restructuring; and the pro forma impact of the restructuring on the Applied Biosystems and Celera Genomics businesses.

The financial elements of the consideration made to Applied Biosystems in connection with the restructuring of Celera Diagnostics included:

•

Applied Biosystems group gained the right to sell instrument platforms to end-user diagnostic customers, a field of activity previously reserved for Celera Diagnostics. Applied Biosystems will also be the preferred supplier of some diagnostic instruments to Celera Genomics’ strategic alliance with Abbott Laboratories, and the Celera Genomics/Abbott alliance will be the preferred diagnostics company marketing some of Applied Biosystems’ instruments.

•

Celera Genomics provides some research and development and regulatory support to Applied Biosystems at cost, including assistance in the development of new polymerase chain reaction, or PCR, reagents and clinical diagnostic instrument systems. Additionally, Celera Genomics may use its GMP reagent manufacturing capability to manufacture selected products for Applied Biosystems’ customers.

Back to Contents

GMP refers to the U.S. Food and Drug Administration’s Good Manufacturing Practices regulations.

•

Celera Genomics forgave future royalties due through 2017 on sales of Applied Biosystems products under the terms of the marketing and distribution agreement between the groups, which is described below under the heading “Marketing and Distribution Agreement.”

•	Celera Genomics paid Applied Biosystems $30 million in cash.

Marketing and Distribution Agreement

In April 2002, Celera Genomics and Applied Biosystems entered into a marketing and distribution agreement under which Applied Biosystems became the exclusive distributor of Celera Genomics’ Celera Discovery System™ database and related human genomic and other biological and medical information. As a result of this arrangement, Applied Biosystems integrated the Celera Discovery System database and other genomic and biological information into its product offerings. In exchange for the rights it acquired under the marketing and distribution agreement, Applied Biosystems agreed to pay royalties to Celera Genomics based on revenues generated by sales of some Applied Biosystems products. However, as part of the restructuring of Celera Diagnostics described above, as of January 1, 2006, Applied Biosystems continues to have access to Celera Genomics’ information during the 15 year term of the marketing and distribution agreement but has no further financial obligations to Celera Genomics under the agreement.

Applera Genomics Initiative

In July 2001, we announced a collaboration among Celera Genomics, Applied Biosystems, and Celera Diagnostics for commercializing products derived from information obtained through analysis of variations in the human genome. This collaboration, which we refer to as the “Applera Genomics Initiative,” was commenced primarily to develop a portfolio of validated SNPs to be used as the basis for these products. The Applera Genomics Initiative was completed during our 2003 fiscal year and was jointly funded by Applied Biosystems, Celera Genomics, and Celera Diagnostics.

Pursuant to the Applera Genomics Initiative, Celera Genomics prioritized and resequenced approximately 25,000 genes from 39 individuals and a chimpanzee. From this resequencing, Celera Genomics identified over 294,000 SNPs in genes, of which we believe approximately 75% were, at the time we identified them, novel SNPs not previously identified by other researchers. Based on our analysis of the location of these SNPs on the human genome, we believe that over 45,000 of the novel SNPs could affect the amount, stability, or function of proteins. SNPs that have these properties are referred to as “functional” SNPs and may have the greatest biological and medical value. The Applera Genomics Initiative also included Applied Biosystems’ SNP validation studies. SNP validation was performed to confirm that publicly available SNPs are true genetic variations rather than sequencing errors, and to determine the frequency of SNPs across multiple racial and ethnic populations to confirm their utility in life science research.

During our 2006 fiscal year, we contributed a substantial amount of this information to publicly-available databases. Before making this contribution, Applied Biosystems used the

Back to Contents

information in its product development efforts, particularly for the development of its SNP genotyping assays for the research market. These products are described above in Item 1 of this report under the heading “Business–Applied Biosystems Group Business–Products for the Molecular Biology Market–Genomic Assays.” Also, some of the Applera Genomics Initiative information was not made publicly available and continues to be proprietary to our company. We believe this proprietary information is an important asset for Celera Genomics, which is using the information to support its genomics and proteomics research. This research is described above in Item 1 of this report under the heading “Business–Celera Genomics Group Business–Research and Development.”

Employees

As of the end of our 2006 fiscal year, we had approximately 5,090 employees allocated as follows:

Business/Function	Number

Applied Biosystems	4,570
Celera Genomics	300
Corporate Staff	220

Celera Genomics reduced its workforce by approximately 240 positions, primarily in small molecule drug discovery and development, because of the sale and termination of Celera Genomics’ small molecule programs and the integration of Celera Diagnostics into Celera Genomics during our 2006 fiscal year. The table above excludes employees who, as a result of these actions, received notice of termination but remained inactively employed as part of their severance arrangement, or remained employed primarily to facilitate the transfer of sold small molecule programs. Substantially all of these employees are now terminated. Also, the numbers in the table above include part time employees based on their part time commitment, and also include temporary workers on our payroll.

Our corporate staff provides accounting, tax, treasury, legal, information technology, human resources, and other shared internal services for Applied Biosystems and Celera Genomics. None of Applied Biosystems’ U.S. employees, and none of Celera Genomics’ employees or our corporate staff employees, are subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

Financial Information About Industry Segments

A summary of net revenues from external customers and operating income (loss) attributable to each of our industry segments for our fiscal years ended June 30, 2006, 2005, and 2004, is incorporated herein by reference to Note 16 on pages 74 through 85 of our 2006 Annual Report. Total assets as of:

•

June 30, 2006, were $2,245.8 million for Applied Biosystems, $773.7 million for Celera Genomics, and $3,013.0 million for Applera after the effects of ($6.5) million related to intercompany eliminations;

Back to Contents

•

June 30, 2005, were $2,259.1 million for Applied Biosystems, $909.9 million for Celera Genomics, and $3,164.2 million for Applera after the effects of ($4.8) million related to intercompany eliminations; and

•

June 30, 2004, were $1,921.7 million for Applied Biosystems, $1,055.6 million for Celera Genomics, and $2,972.9 million for Applera after the effects of ($4.4) million related to intercompany eliminations.

Financial Information About Geographic Areas

A summary of net revenues from external customers and long-lived assets attributed to each of our geographic areas for our 2006, 2005, and 2004 fiscal years is incorporated herein by reference to Note 16 on pages 74 through 85 of our 2006 Annual Report.

Our consolidated net revenues from external customers in countries other than the U.S. for our 2006, 2005, and 2004 fiscal years were as follows:

•	$1,060.7 million, or 54.4% of our consolidated net revenues, for our 2006 fiscal year;
•	$1,020.4 million, or 55.3% of our consolidated net revenues, for our 2005 fiscal year; and
•	$956.7 million, or 52.4% of our consolidated net revenues, for our 2004 fiscal year.

Our manufacturing facilities outside the continental U.S. are located in the United Kingdom, Japan, and Singapore.

Executive Officers of the Registrant

Information concerning our executive officers is incorporated by reference to the description in Item 10 of this report under the heading “Directors and Executive Officers of the Registrant–Identification and Business Experience of Executive Officers” on pages 85 and 86 of this report.

Item 1A.	Risk Factors

Some statements contained in, or incorporated by reference in, this report are forward-looking and are subject to a variety of risks and uncertainties. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this report are based on our current expectations, and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety

Back to Contents

of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described below under the headings “Risks Relating to Applied Biosystems” and “Risks Relating to Celera Genomics.”

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

A significant portion of the net revenues for Applied Biosystems each year is derived from products and services that did not exist in the prior year. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, and evolving industry standards. Applied Biosystems’ future success depends on its ability to continually improve its current products and services, develop and introduce, on a timely and cost-effective basis, new products and services that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of Applied Biosystems’ proven expertise or in areas which have unproven market demand, and the utility and value of new products and services developed by Applied Biosystems may not be accepted in the markets served by the new products. This includes, for example, new products under development for the clinical diagnostics market, which are described in the immediately following paragraph. The inability to gain market acceptance of new products and services could harm Applied Biosystems’ future operating results. Applied Biosystems’ future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as Applied Biosystems commences production of these complex products. Unanticipated difficulties or delays in replacing existing products and services with new products and services or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for Applied Biosystems’ products and services and its future operating results.

Back to Contents

Applied Biosystems may not successfully develop instruments for use in the clinical diagnostics market, and even if it does develop these products they may not receive needed regulatory clearances or approvals and Applied Biosystems may not be able to manufacture these products in accordance with regulatory requirements.

Applied Biosystems intends to commit significant resources to the development of instruments for use in the clinical diagnostics market. Although Applied Biosystems has experience in developing and commercializing instrumentation for the life science research market, Applied Biosystems has only limited prior experience with products of any type for use in the regulated clinical diagnostics market. This is an emerging business area for Applied Biosystems, and Applied Biosystems may not have or be able to obtain the necessary expertise to successfully develop instruments for use in this market. In addition, in the U.S. and other countries, instruments cannot be marketed for clinical diagnostics use until they first receive regulatory clearance or approval. The regulatory review and clearance or approval process can be time consuming and require substantial expense and may not be successful. Even if Applied Biosystems obtains regulatory clearance or approval for an instrument for use in the clinical diagnostics market, the manufacture, sale, and distribution of that product may be subject to ongoing regulatory requirements. The inability to comply with these requirements could cause Applied Biosystems to suspend the manufacture or sale of these products and delay or prevent Applied Biosystems from generating revenues from the sale of these products.

Applied Biosystems relies on other companies for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own.

Although Applied Biosystems has contracts with most of these manufacturers and suppliers, their operations may not continue without disruptions. These disruptions could be caused by conditions unrelated to Applied Biosystems’ business or operations, including the bankruptcy of the manufacturer or supplier. For example, Delphi Medical Systems Texas Corporation, a supplier of some instruments, parts, and components to Applied Biosystems under a manufacturing and supply contract, filed a petition in the United States Bankruptcy Court on October 8, 2005, seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. Since the filing of the bankruptcy petition, Delphi has continued to supply products to Applied Biosystems under the contract. However, Applied Biosystems does not know what future effects, if any, this filing will have on Delphi’s or Applied Biosystems’ operations. There is uncertainty as to whether Delphi plans to continue to operate the manufacturing facility for the products it supplies to Applied Biosystems, and there remains an ongoing risk that Delphi will stop performing under the contract because of its financial situation or the bankruptcy proceedings. Applied Biosystems does not currently have alternative manufacturing or supply arrangements for some of the key products and key components manufactured or supplied by other companies. Although Applied Biosystems has its own manufacturing facilities, and believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it would take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to Applied Biosystems, Applied Biosystems might not be able to satisfy customer demand in a timely manner, and its business could be harmed.

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

As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to previous years and has declined in some countries, and some grants have been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase Applied Biosystems’ products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, Applied Biosystems’ business could be harmed.

Applied Biosystems is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and it may need to obtain licenses to intellectual property from others.

Applied Biosystems believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and Applied Biosystems cannot be sure that it will prevail in any of these actions. An adverse determination in some of Applied Biosystems’ current legal actions, particularly the cases described below, could harm our business and financial condition.

Applied Biosystems’ products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, because patent litigation is complex and the outcome inherently uncertain, Applied Biosystems’ belief that its products do not infringe valid and enforceable patents owned by others could be successfully challenged. Applied Biosystems has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, Applied Biosystems may from time to time have access to confidential or proprietary information of others, and they could bring a claim against Applied Biosystems asserting that Applied Biosystems had misappropriated their technologies, which though not patented are protected as

Back to Contents

trade secrets, and had improperly incorporated those technologies into Applied Biosystems’ products.

Due to these factors, there remains a constant risk of intellectual property litigation and other legal actions, which could include antitrust claims, affecting Applied Biosystems. Applied Biosystems has been made a party to litigation and has been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. These actions currently include the legal proceedings described in the following paragraph, some of which, if determined adversely, could harm our business and financial condition. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and Applied Biosystems may not be able to obtain these licenses or other rights on commercially reasonable terms, or at all. In some situations settlement of claims may require an agreement to cease allegedly infringing activities.

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

•

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University have filed a lawsuit against us alleging that we are infringing six patents due to the sale of sequencing reagent kits, TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with Applied Biosystems’ Expression Array System.

•

Molecular Diagnostics Laboratories has filed a class action complaint against us and Hoffmann-La Roche, Inc. alleging anticompetitive conduct in connection with the sale of Taq DNA polymerase. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase.

•

In response to patent infringement claims made by us against Stratagene Corporation, Stratagene has filed counterclaims seeking declaratory judgment that our U.S. Patent No. 6,814,934 in the field of real-time PCR is invalid and not infringed.

•

In response to a claim that we, MDS, Inc., and our Applied Biosystems/MDS Sciex Instruments joint venture with MDS filed against Thermo Electron Corporation, Thermo Electron has filed a counterclaim seeking a declaratory judgment that our U.S. Patent No. 4,963,736 is invalid. After the filing of this action against Thermo Electron, its subsidiary Thermo Finnigan LLC filed a lawsuit against us alleging that we are infringing one of its patents as a result of, for example, Applied Biosystems’ commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan subsequently filed a second lawsuit against us, MDS, and the Applied Biosystems/MDS Sciex Instruments joint venture alleging that we and the other

Back to Contents

defendants have infringed one of Thermo Finnigan’s patents as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system.

These cases are described in further detail below in Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.” The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, Applied Biosystems, or Celera Genomics.

Applied Biosystems may become involved in legal proceedings to enforce its intellectual property rights.

The intellectual property rights of biotechnology companies, including Applied Biosystems, involve complex factual, scientific, and legal questions. Even though Applied Biosystems may believe that it has a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that Applied Biosystems believes violate its patent rights. Although Applied Biosystems has licensing programs to provide industry access to some of its patent rights, other companies have in the past refused to participate in these licensing programs and companies may refuse to participate in them in the future, resulting in a loss of potential licensing revenue. Legal actions to enforce these patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of some of Applied Biosystems’ intellectual property rights.

Since Applied Biosystems’ business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile.

Approximately 55% of Applied Biosystems’ net revenues for our 2006 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for Applied Biosystems are based on the U.S. dollar. As a result, Applied Biosystems’ reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond Applied Biosystems’ control.

The future growth of Applied Biosystems depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on Applied Biosystems’ financial condition and operating results. If these types of transactions are pursued, it may be difficult for Applied Biosystems to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by Applied Biosystems may ultimately harm its business and financial condition. In addition, future acquisitions may

Back to Contents

not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to Celera Genomics’ acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to Applied Biosystems’ acquisition of Boston Probes, Inc. Additionally, during our 2006 fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to Celera Genomics’ acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $26.4 million related to Celera Genomics’ decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into Celera Genomics. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

Applied Biosystems’ computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. In addition, Applied Biosystems’ online products and services are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If Applied Biosystems fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers’ access to information-based product and service offerings, it could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by other companies could harm Applied Biosystems.

Back to Contents

Applied Biosystems’ operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Applied Biosystems.

Applied Biosystems’ research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of Applied Biosystems’ products are hazardous materials or include hazardous materials. Applied Biosystems cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Applied Biosystems could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. In addition, Applied Biosystems is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If Applied Biosystems fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm Applied Biosystems’ business and financial condition.

Earthquakes could disrupt operations in California.

The headquarters and principal operations of Applied Biosystems are located in the San Francisco Bay area, a region near major California earthquake faults. The ultimate impact of earthquakes on Applied Biosystems, its significant suppliers, and the general infrastructure is unknown, but operating results could be harmed if a major earthquake occurs.

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

Celera Genomics has accumulated net losses of approximately $856 million as of June 30, 2006. These cumulative losses are expected to increase as Celera Genomics continues to make investments in new technology and diagnostic product discovery and development, and therapeutic target discovery. As an early stage business, Celera Genomics faces significant challenges in expanding its business operations. As a result, Celera Genomics may not be able to achieve profitable operations when expected, if at all.

Celera Genomics’ diagnostics business is substantially dependent on a strategic alliance agreement with Abbott Laboratories.

Celera Genomics entered into this agreement with Abbott for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based, or molecular, diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within Celera Genomics’ control. Future strategic alliances, if any, with other companies are likely to be subject to similar terms and conditions.

Celera Genomics’ diagnostic product business is dependent on entering into other collaborations, alliances, and similar arrangements with other companies.

Celera Genomics’ strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into these types of arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Although Celera Genomics has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with Celera Genomics, or may not be interested in doing so on terms that we consider acceptable.

Celera Genomics lacks the capability to develop or commercialize therapeutic products.

Although Celera Genomics continues to conduct therapeutic target discovery research, it lacks the personnel or other resources necessary to develop any potential therapeutic products for those targets, to conduct clinical trials, or to manufacture, market or sell therapeutic products As a result, for the foreseeable future Celera Genomics expects that it will be able to develop, or participate in the development of, therapeutic products for targets that it discovers and validates only by collaborating with other companies or by licensing validated targets to other companies. Celera Genomics may be unsuccessful in discovering and validating therapeutic targets to enable it to form these collaborations or enter into these licenses and, if applicable, receive license,

Back to Contents

milestone and/or royalty payments from collaborators or licensees. Other companies may not be interested in entering into these relationships with Celera Genomics, or may not be interested in doing so on terms that we consider acceptable.

Celera Genomics’ diagnostics business, and its commercialization of discovered therapeutic targets, could be harmed if collaborators or licensees fail to perform under their agreements with Celera Genomics or if they terminate those agreements.

Each of Celera Genomics’ existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by Celera Genomics’ collaborators and licensees are generally not within Celera Genomics’ control. Celera Genomics expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, Celera Genomics’ collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner or at all, the development or commercialization of diagnostic or therapeutic products may be delayed or prevented. If Celera Genomics assumes responsibilities for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, Celera Genomics may be required to devote additional resources to product development and commercialization or Celera Genomics may need to cancel some development programs. If a collaboration, license, or other agreement for a therapeutic program is terminated, Celera Genomics would not be able to assume responsibility for the continued development of that program because it lacks the resources for therapeutic product development, and the only way it could continue that program would be to find another collaborator or licensee.

Celera Genomics’ efforts to discover diagnostic markers and therapeutic targets depend, in part, on the use of novel and unproven discovery methods.

It is therefore possible that Celera Genomics’ discovery efforts will not result in any new diagnostic markers or therapeutic targets that could be developed into commercial diagnostic or therapeutic products. Celera Genomics and its collaborators are seeking to identify diagnostic markers that can be used to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date. Also, Celera Genomics is seeking to identify novel targets for the development of new treatments for disease through the use of technology in the field of proteomics, the study of proteins, and using disease association findings arising from its genomics research. To our knowledge, neither of these approaches to target discovery has to date been effectively used to develop a therapeutic product that has been commercialized, and therefore the potential benefit to Celera Genomics of its use of proteomics technology and disease association study information to support therapeutic target discovery is unknown.

Back to Contents

For some of Celera Genomics’ diagnostic research and product development programs and therapeutic target discovery research programs, Celera Genomics needs access to human tissue and/or blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply.

Celera Genomics may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If Celera Genomics loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and Celera Genomics’ business could be harmed.

Our Diagnostic product candidates may never result in a commercialized product.

Most of Celera Genomics’ diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by Celera Genomics or its collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations.

If Celera Genomics or its collaborators or licensees fail to satisfy regulatory requirements for any diagnostic product candidate, Celera Genomics or its collaborators or licensees may be unable to complete the development and commercialization of that product.

Celera Genomics is currently developing its internal capability to move potential diagnostic products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either Celera Genomics or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of Celera Genomics’ or its collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If Celera Genomics or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials, and Celera Genomics’ collaborators or licensees may not be able to show sufficient safety and effectiveness in their clinical trials to allow them to obtain the needed regulatory clearance or approval. The

Back to Contents

regulatory review and approval process can take many years and require substantial expense and may not be successful.

Even if Celera Genomics or its collaborators or licensees obtain regulatory clearance or approval for a particular diagnostic product, that product will remain subject to ongoing regulatory requirements, and our inability to meet these requirements could prevent or require us to suspend commercialization of a product.

The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the U.S. Food and Drug Administration’s Quality System Regulation. The occurrence of manufacturing problems for any product, including the inability to comply with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent Celera Genomics from generating revenues from the sale of any affected diagnostic product.

Clinical trials of diagnostic product candidates may not be successful.

Potential clinical trials may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of Celera Genomics’ or its collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value.

Collaborators or licensees may never successfully develop and commercialize therapeutic product candidates.

The development and commercialization of therapeutic products by collaborators or licensees is highly uncertain and subject to a number of significant risks. Therapeutic product candidates that appear to be promising at early stages of development may later be found to be unsafe, ineffective, or to have limited medical value. These product candidates must undergo expensive and time consuming clinical trials to determine whether they are safe and effective, and then they are subject to a lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive regulatory approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations. Accordingly, Celera Genomics may not receive any license, milestone, royalty, or other payments or any other benefit from collaboration, license, or similar agreements for the development of therapeutic products based on targets identified and validated by Celera Genomics.

Celera Genomics lacks sales capability in the clinical diagnostics market.

Celera Genomics currently lacks a sales organization for its diagnostic products. Accordingly, its ability to successfully sell these products depends on its ability to develop a

Back to Contents

sales organization, work with Abbott Laboratories under the existing strategic alliance agreement that is described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions where Celera Genomics uses others as distributors for its diagnostic products, its success in marketing these products depends to a great extent on the efforts of the distributors.

Celera Genomics has limited manufacturing experience and capability for its diagnostic products and may encounter difficulties expanding the operations of its diagnostic products business.

If diagnostic product sales or clinical trial usage needs increase, Celera Genomics may have to increase the capacity of its diagnostic product manufacturing processes and facilities or rely on its collaborators, if any, in this field of business. Celera Genomics may encounter difficulties in scaling-up diagnostic product manufacturing processes and may be unsuccessful in overcoming these difficulties. In these circumstances, Celera Genomics’ ability to meet diagnostic product demand or clinical trial usage needs may be impaired or delayed.

Celera Genomics’ diagnostic product manufacturing facilities are subject, on an ongoing basis, to the U.S. Food and Drug Administration’s Quality System Regulation, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, and the State of California Department of Health Services Food and Drug Branch requirements. Celera Genomics may encounter difficulties expanding its diagnostic product manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand or clinical trial usage needs.

Celera Genomics’ diagnostic product manufacturing operations are located in a facility in Alameda, California. Celera Genomics expects to operate its diagnostic product manufacturing out of this facility for the foreseeable future, and it lacks alternative production plans in place or alternative facilities available should its existing manufacturing facility cease to function. Accordingly, Celera Genomics’ diagnostic product business could be harmed by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders or clinical trial usage needs on a timely basis.

Single suppliers or a limited number of suppliers provide key components of Celera Genomics’ diagnostic products. If these suppliers fail to supply these components, Celera Genomics may be unable to satisfy product demand or clinical trial usage needs.

Several key components of Celera Genomics’ products come from, or are manufactured for Celera Genomics by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, fluorescent dyes, phosphoramadites, and oligonucleotides. Celera Genomics acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply Celera Genomics with specified quantities over any set period of time or set aside part of its inventory for Celera Genomics’ forecasted requirements. Celera Genomics has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, to maintain compliance with the U.S. Food and Drug Administration’s Quality System Regulation, Celera Genomics must

Back to Contents

verify that its suppliers of key components are in compliance with all applicable U.S. FDA regulations. Celera Genomics believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If Celera Genomics’ diagnostic product sales increase beyond forecasted levels, or if its suppliers are unable or unwilling to supply items on commercially acceptable terms or comply with regulations applicable to manufacturing of Celera Genomics’ diagnostic products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand or clinical trial usage needs.

In addition, if any of the components of Celera Genomics’ products are no longer available in the marketplace, it may be forced to further develop its products or technology to incorporate alternative components. The incorporation of new components into its diagnostic products may require Celera Genomics to seek clearances or approvals from the FDA or foreign regulatory agencies before commercialization.

Celera Genomics’ collaborations with outside experts may be subject to restriction and change.

Celera Genomics collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to Celera Genomics’ research and development efforts. These advisors and collaborators are not employees of Celera Genomics and may have other commitments that limit their availability to Celera Genomics. Although they generally agree not to do competing work, if a conflict of interest arises between their work for Celera Genomics and their work for another company or institution, Celera Genomics may lose the services of these experts. In addition, although Celera Genomics’ advisors and collaborators sign agreements not to disclose Celera Genomics’ confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including Celera Genomics’ competitors, through them.

The diagnostics industry is intensely competitive and evolving.

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. Celera Genomics is aware of competitors who are engaged in research and development projects that address the diseases that Celera Genomics is targeting. These companies may:

•	develop new diagnostic products in advance of Celera Genomics or its collaborators or licensees;
•	develop products that are more effective diagnostic products, or more cost-effective, than those developed by Celera Genomics or its collaborators or licensees;
•	obtain regulatory clearances or approvals of their diagnostic products more rapidly than Celera Genomics or its collaborators or licensees; or
•

obtain patent protection or other intellectual property rights that would limit the ability of Celera Genomics or its collaborators or licensees to develop and commercialize diagnostic products, or that would limit the ability of customers to use those products.

Back to Contents

Celera Genomics’ diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with the diagnostic products offered by Celera Genomics or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as Celera Genomics’ or its collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by Celera Genomics or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than Celera Genomics, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by Celera Genomics or its collaborators or licensees for use in the testing of the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by Celera Genomics or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

Also, a substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories, including those identified above, and therefore Celera Genomics expects to rely on these laboratories for a substantial portion of its diagnostics business sales. Celera Genomics’ inability to establish or maintain one or more of these laboratories as a customer could harm its business, financial condition, and operating results.

Celera Genomics’ diagnostic products may not be fully accepted by physicians and laboratories.

The growth and success of Celera Genomics’ diagnostics business depends on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. Celera Genomics expects that most of its diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by doctors and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by doctors and clinicians for these purposes is relatively new. Doctors and clinicians may not want to use Celera Genomics’ products designed for these purposes.

Even if genetic testing is accepted as a method to manage healthcare, Celera Genomics’ diagnostic products may not be accepted in the clinical diagnostics market. If genetic testing becomes widely accepted in the clinical diagnostics market, Celera Genomics cannot predict the extent to which doctors and clinicians may be willing to use Celera Genomics’ diagnostic products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as Celera Genomics’ products.

Back to Contents

If insurance companies and other third-party payors do not reimburse doctors and patients for Celera Genomics’ diagnostic tests, its ability to sell its products to the clinical diagnostics market will be impaired.

Sales of Celera Genomics’ diagnostic products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the U.S., managed care organizations, and private insurance plans. Physicians’ recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other third-party payors. Third-party payors are increasingly attempting to contain healthcare costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered “reasonably necessary” for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of Celera Genomics’ diagnostic products. This could limit the ability of Celera Genomics to sell its diagnostic products, cause Celera Genomics to reduce the prices of its products, or otherwise harm Celera Genomics’ operating results.

Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process. Celera Genomics must provide scientific and clinical support for the use of each of its diagnostic products to each payor separately with no assurance that they will provide their approval for reimbursement. This process can delay the broad market introduction of new products and could have a negative effect on Celera Genomics’ revenues and operating results.

Introduction of new diagnostic and therapeutic products may expose Celera Genomics to product liability claims.

New products developed by Celera Genomics or its collaborators or licensees could expose Celera Genomics to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic and therapeutic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors caused by on a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera Genomics to spend significant time and money in litigation and to pay significant damages. Although Celera Genomics expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic and therapeutic products, it may not be able to obtain the insurance on commercially reasonable terms, if at all, or it may not be able to obtain coverage in an amount that will be adequate to cover losses from any particular claim. Also, although Celera Genomics expects that it will be involved in the commercialization of therapeutic products only through other companies who develop and market those products under collaboration, license, or similar agreements, Celera Genomics could be indirectly exposed to product liability claims under applicable laws or regulations or due to the terms and conditions of those agreements.

Back to Contents

Celera Genomics’ operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Celera Genomics.

Celera Genomics’ diagnostic and therapeutic research and development activities, and diagnostic manufacturing activities, involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of Celera Genomics’ diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. Celera Genomics cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Celera Genomics could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, Celera Genomics could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. Celera Genomics could be held similarly responsible for the actions of its other collaborators or licensees. In addition, Celera Genomics is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If Celera Genomics fails to comply with any of these laws, regulations, or permits, or if Celera Genomics is held indirectly responsible for conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm Celera Genomics’ business and financial condition.

Celera Genomics’ business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions.

Celera Genomics’ business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and its collaborators via the Internet. Also, Celera Genomics relies on a global enterprise software system to operate and manage its business. Celera Genomics’ business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Celera Genomics’ hardware or software malfunctions or access to Celera Genomics’ data by Celera Genomics’ internal research personnel or collaborators through the Internet is interrupted, Celera Genomics’ business could suffer.

Celera Genomics’ computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If Celera Genomics fails to maintain and further develop the necessary computer capacity and data to support its and its collaborators’ and licensees’ discovery, research, and development activities, including its associated computational needs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm Celera Genomics’ business.

Back to Contents

Celera Genomics’ competitive position depends on maintaining its intellectual property protection.

Celera Genomics’ ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera Genomics’ ability to obtain patent protection for the inventions it makes, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Also, future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, Celera Genomics may not be aware that others have filed patent applications for inventions covered by Celera Genomics’ patent applications and may incorrectly believe that Celera Genomics inventors were the first to make the invention. Accordingly, Celera Genomics’ patent applications may be preempted or Celera Genomics may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S.

Celera Genomics also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. Celera Genomics protects its trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and Celera Genomics may not have adequate remedies for a breach. In addition, Celera Genomics’ trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether Celera Genomics’ reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of Celera Genomics’ or its collaborators’ diagnostic products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if Celera Genomics wins, the cost of these proceedings could harm its business, financial condition, and operating results.

Back to Contents

Celera Genomics may infringe the intellectual property rights of others, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others.

There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including Celera Genomics, are generally uncertain and involve complex factual, scientific, and legal questions. Celera Genomics’ success in diagnostic product development and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights.

Celera Genomics may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others, referred to as interference proceedings. Also, Celera Genomics may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against Celera Genomics by others alleging that Celera Genomics is infringing their rights. The cost to Celera Genomics of any patent litigation or proceedings, even if Celera Genomics is successful, could be substantial, and these legal actions may absorb significant management time.

If infringement claims against Celera Genomics are resolved unfavorably to Celera Genomics, Celera Genomics may be enjoined from manufacturing or selling its products or services without a license from a third party, and Celera Genomics may not be able to obtain a license on commercially acceptable terms, or at all. Also, Celera Genomics could become subject to significant liabilities to others if these claims are resolved unfavorably to Celera Genomics. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by a company making patent infringement claims due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents manufactured by Celera Genomics for Abbott. We have agreed to share the cost of this litigation, and an adverse outcome in the case could result in an injunction that prevents us and Abbott from selling this product. Also, contractual disputes related to existing license rights to patents owned by others may affect Celera Genomics’ ability to develop, manufacture, and sell its products.

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for Celera Genomics’ diagnostic products.

Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for Celera Genomics’ products.

Back to Contents

Celera Genomics may pursue acquisitions, investments, or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful, and could dilute the holders of Applera-Celera stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on Celera Genomics’ financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management from daily operations;
•	difficulties integrating acquired technologies and personnel into Celera Genomics’ business;
•	inability to obtain required financing on favorable terms;
•	entry into new markets in which Celera Genomics has little previous experience;
•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of Celera Genomics; and
•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for Celera Genomics to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by Celera Genomics may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $69.1 million during our 2001 fiscal year, $25.9 million during our 2002 fiscal year, and $4.5 million during our 2005 fiscal year in relation to Celera Genomics’ acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to Applied Biosystems’ acquisition of Boston Probes, Inc. Additionally, during our 2006 fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to Celera Genomics’ acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $26.4 million related to Celera Genomics’ decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into Celera Genomics.

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Celera stock without the approval of the holders of Applera-Celera stock. Any issuances of this nature could be dilutive to holders of Applera-Celera stock.

Back to Contents

Earthquakes could disrupt operations in California.

Celera Genomics has headquarters, research and development, manufacturing, and administrative facilities in Alameda, California. Alameda is located near major California earthquake faults. The ultimate impact of earthquakes on Celera Genomics, its significant suppliers, and the general infrastructure is unknown, but operating results could be harmed if a major earthquake occurs.

Applera-Celera stock price may be volatile.

The market price of Applera-Celera stock has in the past been and may in the future be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

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

Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although Celera Genomics has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that Celera Genomics would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other

Back to Contents

litigation is inherently uncertain. The defense of this case will require management attention and resources.

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

Back to Contents

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

•

Applera-Celera stock may not have any influence on the outcome of stockholder voting. Applera-Applied Biosystems stock currently has a substantial majority of the voting power of our common stock and had approximately 85% of the voting power as of August 16, 2006. Except in limited circumstances where there is separate class voting, the relative voting power of the two classes of common stock fluctuates based on their relative market values. Therefore, except in cases of separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of the vote even if the matter involves a divergence or conflict of the interests of the holders of Applera-Applied Biosystems stock and Applera-Celera stock. These matters may include mergers and other extraordinary transactions.

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

Back to Contents

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

As a policy, our Board of Directors periodically monitors the ownership of shares of Applera-Applied Biosystems stock and Applera-Celera stock by our directors and senior officers as well as their option holdings and other benefits so that their interests are not misaligned with the two classes of common stock and with their duty to act in the best interests of us and our stockholders as a whole. However, because the actual stock market value of their interests in Applera-Applied Biosystems stock and Applera-Celera stock could vary significantly with fluctuations in the market price of that stock, it is possible that they could favor one group over the other as a result of their common stock holdings, options and other benefits. The market capitalization of Applied Biosystems is substantially greater than that of Celera Genomics, and the market value of Applera-Applied Biosystems stock held by our directors and senior officers is currently significantly higher than the market value of Applera-Celera stock held by them.

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

Our tax allocation policy provides that some tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are to be transferred, without reimbursement, to the group that can use the benefits. Any tax benefits that are transferred from Celera Genomics to Applied Biosystems will not be carried forward to reduce Celera Genomics’ future tax liability. As a result of this policy, Celera Genomics generated tax benefits of $64.3 million in our 2006 fiscal year, $51.1 million in our 2005 fiscal year, and $12.3 million in our 2004 fiscal year that were used by Applied Biosystems with no reimbursement to Celera Genomics. This and future use by Applied Biosystems, without reimbursement, of tax benefits generated by Celera Genomics could result in Celera Genomics paying a greater portion of the total corporate tax liability over time than would have been the case if Celera Genomics were a stand-alone taxpayer.

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

Back to Contents

If the group subject to the disposition were a separate, independent company and its shares were acquired by another person, some of the costs of that disposition, including corporate level taxes, might not be payable in connection with that acquisition. As a result, if the group subject to the disposition were a stand-alone company, stockholders of that group might receive a greater amount than the net proceeds that would be received by those stockholders if the assets of that group were sold and the proceeds distributed to those stockholders. In addition, we cannot assure stockholders that the net proceeds per share of the common stock relating to that group will be equal to or more than the market value per share of that common stock before or after announcement of a disposition.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Back to Contents

Item 2.	Properties

Applied Biosystems Group Facilities

Applied Biosystems’ headquarters are located in leased and owned facilities in Foster City, California. Applied Biosystems owns or leases various other facilities worldwide for manufacturing, distribution, warehousing, research and development, sales and demonstration, service, and administration. The following is a list of Applied Biosystems’ principal and other material operating facilities. The Austin, Texas facilities were acquired as part of our acquisition of the Research Products Division of Ambion, Inc. during our 2006 fiscal year, and the operations of that business continue to be conducted primarily at these facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Applied Biosystems, and these facilities are maintained in good working order.

Location (Approximate Floor Area in Sq. Ft.)	Owned or Leased (Expiration Date of Leases)

Austin, TX (117,000) – three buildings	Leased (2010)
Foster City, CA (320,000) – several buildings	Leased (several leases expiring 2006-2015)
Foster City, CA (280,000) – several buildings	Owned
Pleasanton, CA (149,000) – three buildings	Owned
Framingham, MA (90,000) – two buildings	Leased (2009)
Warrington, United Kingdom (88,000) – two buildings	Owned
Hayward, CA (66,000)	Leased (2009)
Rotterdam, Netherlands (71,000)	Leased (2010)
Bedford, MA (59,000) – two buildings	Leased (two leases expiring 2010 and 2023)
Singapore (58,000)	Leased (two leases expiring 2008 and 2009)
Rockville, MD (34,000)	Leased (2010)
Narita, Japan (24,000)	Owned

The Pleasanton, California facilities listed in the table above are located on an 80-acre property owned by Applied Biosystems. The listed facilities include a manufacturing facility constructed by Applied Biosystems, as well as two warehouses that Applied Biosystems acquired with the property and which it intends use to support further construction on the site, if any. Applied Biosystems has also completed construction of the shell of another building at the same site with approximately 164,000 square feet. Applied Biosystems intends to construct improvements needed for occupancy in this other building as additional space is needed for its operations or possibly the operations of our other businesses. Applied Biosystems may construct additional research and development, manufacturing, administrative, or other facilities at this property, up to a maximum of approximately 700,000 additional square feet, as may be required for the future growth of our businesses.

Applied Biosystems also owns or leases several other facilities that have been vacated by Applied Biosystems, which are not reflected in the table above. Applied Biosystems is seeking to sublease several of these leased facilities. In May 2006, Applied Biosystems sold an 81,000 square foot facility in San Jose, California, that it had vacated in August 2005. Applied Biosystems also owns approximately 15 acres of undeveloped land in Vacaville, California, which it is seeking to sell.

Back to Contents

Celera Genomics Group Facilities

Celera Genomics’ business is primarily located in leased facilities in Alameda, California, and a leased facility in Rockville, Maryland. The Alameda facilities are used for research and development, manufacturing, and administrative purposes. These Alameda facilities were previously associated with our Celera Diagnostics business, which was combined with Celera Genomics during our 2006 fiscal year and is no longer reported as a separate business segment. Celera Genomics continues to use these facilities as the principal location for the operation of the diagnostics business that was combined with Celera Genomics. The Rockville facility is used for administrative purposes and to house Celera Genomics’ bioinformatics data center and proteomics operations. The following is a list of these facilities, which constitute Celera Genomics’ principal and other material operating facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Celera Genomics, and these facilities are maintained in good working order.

Location	Owned or Leased
(Approximate Floor Area in Sq. ft.)	(Expiration Date of Leases)

Alameda, CA (48,000)	Leased (2011)
Alameda, CA (28,000)	Leased (2011)
Rockville, MD (75,000)	Leased (2010)

The leased facility in Rockville, Maryland, includes approximately 34,000 square feet of space, in addition to the space listed in the table above, which is occupied by Applied Biosystems.

Celera Genomics also leases an 85,000 square foot facility in Pasadena, California, which was previously used for its discontinued Paracel, Inc. operations. Celera Genomics has vacated all of the space in this facility and approximately 75% of the vacated space has been subleased. Celera Genomics is seeking to sublease the remaining vacated space until the expiration of the lease in 2011. Also, Celera Genomics previously conducted operations at four facilities in South San Francisco, California, including three leased facilities with approximately 108,000 total square feet, and an owned facility with approximately 44,000 square feet located on land we lease under a long-term ground lease. These facilities were previously used by Celera Genomics for its small molecule drug discovery and development operations. As of the end of our 2006 fiscal year, Celera Genomics had discontinued all internal research and development efforts on its small molecule programs, and had vacated substantially all of the space in these facilities. Leases for two of these South San Francisco facilities, covering approximately 84,000 square feet, expired in August 2006. The lease for the third leased facility, covering approximately 24,000 square feet, expires in December 2006. Celera Genomics is seeking to sell the owned facility.

Corporate Facilities

Our corporate headquarters is located in a facility in Norwalk, Connecticut, under a lease that expires in 2011. We lease approximately 51,000 square feet at this facility, substantially all of which we use for corporate staff and related support functions. This facility is maintained in good working order.

On June 30, 2006, we completed the sale of an owned facility in Norwalk and Wilton, Connecticut, for approximately $21,000,000. This facility, which has approximately 402,000

Back to Contents

square feet, was previously used for our corporate headquarters and manufacturing but had been vacated several years ago when we moved into our current corporate headquarters in Connecticut.

Item 3.	Legal Proceedings

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following is a description of some claims we are currently defending, including some counterclaims brought against us in response to claims filed by us against others. We believe that we have meritorious defenses against the claims currently asserted against us, including those described below, and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described below under the heading “Commercial Litigation,” could harm Applera, Applied Biosystems, or Celera Genomics.

Commercial Litigation

Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although Celera Genomics has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that Celera Genomics would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc., and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that the defendants’ activities involving instruments for real-time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad and MJ Research answered the complaint and counterclaimed for declaratory relief that the ‘934 patent was invalid and not infringed, but we settled all of these claims with Bio-Rad and MJ Research in February 2006. Stratagene also answered the complaint and counterclaimed for declaratory relief that the ‘934 patent is invalid and not infringed. Stratagene is seeking dismissal of our complaint, a judgment

Back to Contents

that the ‘934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

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

Molecular Diagnostics Laboratories filed a class action complaint against us and Hoffmann-La Roche, Inc. in the U.S. District Court for the District of Columbia on September

Back to Contents

23, 2004, and filed an amended complaint on July 5, 2006. The amended complaint alleges anticompetitive conduct in connection with the sale of Taq DNA polymerase. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No. 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. On July 5, 2006, the court certified the case as a class action.

We are involved in several legal actions with Thermo Electron Corporation and its subsidiary Thermo Finnigan LLC. These legal actions commenced when we, together with MDS, Inc. and our Applied Biosystems/MDS Sciex Instruments joint venture with MDS, filed a patent infringement action against Thermo Electron in the U.S. District Court for the District of Delaware on September 3, 2004. The complaint alleges infringement by Thermo Electron of U.S. Patent No. 4,963,736, and seeks monetary damages, costs, expenses, and other relief as the court deems proper. Thermo Electron has answered the complaint and counterclaimed for declaratory relief that the ‘736 patent is invalid, not infringed, and unenforceable, and is seeking dismissal of our complaint, a judgment that the ‘736 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. After the filing of the action against Thermo Electron, on December 8, 2004, Thermo Finnigan filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ‘654 patent is invalid, not infringed, and unenforceable, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ‘654 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Thermo Finnigan subsequently filed a second patent infringement action against us, MDS, and the Applied Biosystems/MDS Sciex Instruments joint venture, in the U.S. District Court for the District of Delaware on February 23, 2005. The complaint alleges that we and the other defendants have infringed U.S. Patent No. 6,528,784 as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ‘784 patent is invalid and not infringed, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ‘784 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

Settled Beckman Coulter Legal Proceedings

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleged that we were infringing Beckman Coulter’s U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled “Capillary Electrophoresis Using Replaceable Gels,” and U.S. Patent No. 5,552,580, entitled “Heated Cover Device.” The allegedly infringing products were Applied Biosystems’ capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 was reissued as U.S. Patent No. RE 37,941, entitled “Capillary Electrophoresis Using Replaceable Gels.” On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter was seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deemed proper. On February 10, 2003, we filed our answer to Beckman Coulter’s allegations,

Back to Contents

and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter’s claim are invalid, unenforceable, and not infringed. We were seeking dismissal of Beckman Coulter’s complaint, costs and expenses, declaratory and injunctive relief, and other relief as the court deemed proper.

On July 3, 2006, we joined with Beckman Coulter in announcing that we entered into definitive agreement to resolve all outstanding legal disputes between us, including the claims described above and claims in a separate action brought by us against Beckman Coulter in California state court in which we alleged Beckman Coulter had breached a license agreement. The terms of the definitive agreement, which was executed on June 30, 2006, are consistent with a preliminary settlement agreement that we announced with Beckman Coulter on April 26, 2006. As part of the settlement, we and Beckman Coulter granted royalty-bearing licenses to each other. Beckman Coulter granted us licenses to its patents on replaceable gels for capillary electrophoresis instruments and DNA sequencers and to its patent on a heated lid for thermal cyclers; and we granted Beckman Coulter licenses for diagnostics and research instruments under our patents on nucleic acid sequencing and for diagnostics instruments under our patents on real-time PCR thermal cycling. Additionally, Applied Biosystems made a $35 million payment to Beckman Coulter in June 2006 for release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter also agreed to pay $20 million to Celera Genomics for the diagnostic rights licensed to it. This amount is payable in equal installments over 10 quarters commencing with the first quarter of our 2007 fiscal year. As a result of the settlement agreement, our California state court claims against Beckman Coulter were dismissed on July 10, 2006, and the U.S. federal court claims and counterclaims were dismissed on July 12, 2006, and all of these legal proceedings with Beckman Coulter have terminated.

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

Market Information

The principal U.S. market where shares of our Applera-Applied Biosystems stock and Applera-Celera stock are traded is the New York Stock Exchange.

Applera-Applied Biosystems stock is listed on the New York Stock Exchange under the trading symbol “ABI” and is intended to reflect the relative performance of Applied Biosystems. Applera-Celera stock is listed on the New York Stock Exchange under the trading symbol “CRA” and is intended to reflect the relative performance of Celera Genomics.

Holders of Applera-Applied Biosystems stock and Applera-Celera stock are stockholders of Applera. Applied Biosystems and Celera Genomics are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities, including all of the risks described above in Item 1A of this report heading “Risk Factors–Risks Relating to a Capital Structure With Two Separate Classes of Common Stock.”

The high and low sales prices of Applera-Applied Biosystems stock and Applera-Celera stock for each quarterly period during our 2006 and 2005 fiscal years is incorporated herein by reference to Note 12 on pages 70 and 71 of our 2006 Annual Report.

Holders and Market Value Calculation

On August 16, 2006, the approximate number of holders of Applera-Applied Biosystems stock was 5,448, and the approximate number of holders of Applera-Celera stock was 5,629. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the market value of shares held by non-affiliates shown on the cover of this report was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

Dividends

Information about the amount of quarterly dividends paid on Applera-Applied Biosystems stock during our 2006 and 2005 fiscal years is incorporated herein by reference to Note 12 on pages 70 and 71 of our 2006 Annual Report. We have not paid any dividends on Applera-Celera stock.

Sale of Unregistered Securities

We have not sold any securities during our 2006 fiscal year that were not registered under the Securities Act of 1933.

Back to Contents

Issuer Purchases of Equity Securities

This table provides information about our purchases of shares of Applera-Applied Biosystems stock during the fourth quarter of our 2006 fiscal year.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)

April 1-30, 2006	–	–	–	5,000,000 shares
May 1-31, 2006	4,534,800	$28.8665	4,534,800	5,000,000 shares
June 1-30, 2006	475,034	$29.5932	465,200	465,200 shares

Total	5,009,834	$28.9354	5,000,000	0 shares (at end of quarter)

(1)	Consists of: (a) shares purchased under the authorization referred to in footnote (3) below; and (b) 9,834 shares tendered by employees to cover taxes relating to the vesting of restricted stock.
(2)	Market purchases are reported in this column based on trade settlement date.
(3)

On January 25, 2006, we announced that our Board of Directors authorized the repurchase of up to 5,000,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (4) below. We made all of our share repurchases under this authorization in open market transactions in May and June, 2006, and cannot make any more repurchases under this authorization. The authorization had no time restrictions and delegated to Company management discretion to purchase shares at times and prices it deemed appropriate. Repurchases were funded using Applied Biosystems’ U.S. surplus cash and cash generated from domestic operations. Share amounts reflected in this column indicate the number of shares that remained authorized for repurchase under this authorization as of the first day of each of the months indicated and as of the end of the fiscal quarter.

(4)

We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the fourth quarter of our 2006 fiscal year.

Back to Contents

This table provides information about our purchases of shares of Applera-Celera stock during the fourth quarter of our 2006 fiscal year.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1-30, 2006	–	–	–	–
May 1-31, 2006	–	–	–	–
June 1-30, 2006	3,278	$13.0100	–	–

Total	3,278	$13.0100	–	–

(1)	Consists of shares tendered by employees to cover taxes relating to the vesting of restricted stock.
(2)

We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the fourth quarter of our 2006 fiscal year.

Item 6.	Selected Financial Data

We incorporate herein by reference pages 10 and 11 of our 2006 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We incorporate herein by reference pages 12 through 38 of our 2006 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We incorporate herein by reference page 36 of our 2006 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The following financial statements and the supplementary financial information included in our 2006 Annual Report are incorporated herein by reference: the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated August 23, 2006, on pages 39 through 87 of our 2006 Annual Report, including Note 12 on pages 70 and 71, which contains unaudited quarterly financial information.

Back to Contents

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We are responsible for maintaining adequate disclosure controls and procedures as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Generally, these are controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of our 2006 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Management’s Report on Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of our 2006 fiscal year, the period covered by this report. The report of our management on internal control over financial reporting, based on this evaluation, appears on page 86 of our 2006 Annual Report. The management report is incorporated into this report by reference.

Attestation Report of our Independent Registered Public Accounting Firm. The report of our independent registered public accounting firm on our management’s assessment of the effectiveness of our internal control over financial reporting appears on page 87 of our 2006 Annual Report. The attestation report is incorporated into this report by reference.

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

Identification and Business Experience of Directors

With respect to the identification and business experience of our directors and persons nominated to become directors, we incorporate herein by reference the information contained in our 2006 Proxy Statement under the heading “Proposal 1–Election of Directors.”

Identification and Business Experience of Executive Officers

The following is a list of our executive officers, identifying as of August 24, 2006, their: ages; corporate offices presently held and year first elected to those offices; and other positions currently held.

Name	Age	Present Corporate Offices (Year First Elected)	Other Positions Currently Held
Catherine M. Burzik	55	Senior Vice President and President, Applied Biosystems Group (2004)	Not applicable
Ugo D. DeBlasi	44	Vice President and Controller (2003)	Not applicable
Joel R. Jung	48	Assistant Controller (2006)	Vice President, Finance, Celera Genomics Group
Barbara J. Kerr	60	Vice President, Human Resources (2000)	Not applicable
Sandeep Nayyar	46	Assistant Controller (2002)	Vice President, Finance, Applied Biosystems Group
Kathy P. Ordoñez	55	Senior Vice President and President, Celera Genomics Group (2002)	Not applicable
William B. Sawch	51	Senior Vice President (1997) and General Counsel (1993)	Not applicable
Tony L. White	60	Chairman, President, and Chief Executive Officer (1995)	Not applicable
Dennis L. Winger	58	Senior Vice President and Chief Financial Officer (1997)	Not applicable

Each of the executive officers identified above was most recently elected to the corporate offices identified above by our Board of Directors in August 2006. The term of each officer will continue until their successors have been duly elected or, if earlier, their death, resignation, or removal. Each of the executive officers has been employed by us or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Ms. Burzik, Mr. Jung, and Mr. Nayyar.

Back to Contents

Ms. Burzik was first elected as Vice President on September 2, 2003, and was elected to her current position of Senior Vice President and President, Applied Biosystems Group, on August 20, 2004. Before our employment of her in September 2003, she was employed by Johnson & Johnson, a leading international provider of health care products, where she was President of its Ortho-Clinical Diagnostics, Inc. subsidiary from 1998 to 2003, and General Manager of its Critikon, Inc. business from 1997 to 1998. Before that, Ms. Burzik was employed by Eastman Kodak Company, a leading international provider of imaging products and services, where she held various operations and marketing positions over 20 years. These positions included most recently Vice President, Corporate Marketing from 1996 to 1997, and Chief Executive Officer and President of its former subsidiary Kodak Health Imaging Systems, Inc.

Mr. Jung was elected Assistant Controller on August 21, 2006. Before our employment of him in August 2006, Mr. Jung was employed by Chiron Corporation, a leading international manufacturer of biopharmaceuticals, vaccines, and blood testing products, for approximately 11 years in various management and other employment positions. From 2003 through 2006, he was Vice President and Treasurer of Chiron, responsible for the company’s global treasury function, tax department, and financial analysis group. Before that, from 1999 through 2003, Mr. Jung held several management positions in Chiron’s blood testing business, most recently Vice President of Finance, Planning, and Administration. Chiron was acquired by Novartis AG in April 2006.

Mr. Nayyar was elected Assistant Controller on April 5, 2002. Before our employment of him in October 2001, Mr. Nayyar was employed by Quantum Corporation, a data storage company, where he was Vice President of Finance for the Hard Disk Drive Group from 2000 to 2001, Vice President, Finance for the High-end Storage Division from 1998 to 2000, Director of Finance for the Corporate Finance Group from 1997 to 1998, and Controller for the High Capacity Storage Group from 1994 to 1997.

Dennis A. Gilbert, Ph.D., a Vice President of Applera, was previously designated as an executive officer. Dr. Gilbert continues to be employed by Applera and remains as a Vice President of Applera and as Chief Scientific Officer of Applied Biosystems. Also, Robert F.G. Booth, Ph.D. was previously an executive officer, but Dr. Booth resigned from his employment with Applera in August 2006.

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

Back to Contents

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. We have named that committee our “Audit/Finance Committee.” The members of that committee as of the date of this report are Richard H. Ayers, Robert H. Hayes (co-chair), Theodore E. Martin, and James R. Tobin (co-chair). Our Board of Directors has determined that our Audit/Finance Committee has three “audit committee financial experts” as that term has been defined by the Securities and Exchange Commission in Item 401(h) of its Regulation S-K, constituting all members of the Committee except Robert H. Hayes. The designation of members of our Audit/Finance Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than are generally imposed on them as members of our Audit/Finance Committee and Board of Directors, and does not affect the duties, obligations, or liabilities of any other member of our Audit/Finance Committee or Board of Directors. All of the members of our Audit/Finance Committee, including those that our Board of Directors have determined are audit committee financial experts, are “independent” as that term has been defined by the SEC in Item 7(d)(3)(iv) of Schedule 14A. Additional information about our Audit/Finance Committee is incorporated by reference to the information contained in our 2006 Proxy Statement under the heading “Board of Directors and Committees–Board Committees–Audit/Finance Committee.”

Recommendation of Nominees to our Board of Directors

Information concerning our procedures by which security holders may recommend nominees to our Board of Directors is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Board of Directors and Committees–Board Committees–Nominating/Corporate Governance Committee.”

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Ownership of Company Stock–Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Our Code of Business Conduct and Ethics is posted on our Applera, Applied Biosystems, and Celera Genomics Internet websites. Also, we intend to post any amendments to or waivers from the code that are applicable to our officers or directors on these Internet websites as

Back to Contents

required to satisfy SEC and New York Stock Exchange disclosure requirements applicable to amendments and waivers. This information can be accessed on our websites free of charge as described in Part I, Item 1 of this report on pages 2 and 3 under the heading “Business–Company Overview–Available Information.” In addition, you can obtain this information free of charge by calling our corporate Secretary at 203-840-2000 or by making a request in writing mailed to: Applera Corporation, Attention: Secretary, Applera Corporation, 301 Merritt 7, P.O. Box 5435, Norwalk, CT 06856-5435.

Item 11.	Executive Compensation

We incorporate herein by reference the information contained in our 2006 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans as of the end of our 2006 fiscal year is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Proposals 4 and 5–Approval of Amendments to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan and the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan–Equity Compensation Plan Information.”

Security Ownership of Certain Beneficial Owners

Information concerning the security ownership of certain beneficial owners is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Ownership of Company Stock–Greater than 5% Beneficial Owners.”

Security Ownership of Management

Information concerning the security ownership of management is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Ownership of Company Stock–Directors and Executive Officers.”

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Applera.

Back to Contents

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Executive Compensation–Employment Agreements and Other Relationships.”

Item 14.	Principal Accountant Fees and Services

Information concerning fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, during our 2005 and 2006 fiscal years, and information concerning the pre-approval policies and procedures of the Audit/Finance Committee of our Board of Directors, is incorporated herein by reference to the information contained in our 2006 Proxy Statement under the heading “Proposal 2–Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 23, 2006, appearing in our 2006 Annual Report, are incorporated by reference in this report. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II of this report, our 2006 Annual Report is not to be deemed filed as part of this report.

Back to Contents

Financial Statement Schedule

The following additional financial data should be read in conjunction with the consolidated financial statements in our 2006 Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

10-K Page No.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	100
Schedule II – Valuation and Qualifying Accounts and Reserves	101

Exhibits

Exhibit No.

2.1

Agreement and Plan of Merger dated March 10, 1999, among The Perkin-Elmer Corporation, a New York corporation, The Perkin-Elmer Corporation, a Delaware corporation, and PE Merger Corp., a New York corporation (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (No. 333-67797)).

2.2

Agreement and Plan of Merger dated as of December 24, 2005, by and among Ambion, Inc., Applera Corporation, Ambion Acquisition Corp., and Matthew M. Winkler, in his capacity as Representative (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 1-4389)).

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

Back to Contents

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

10.2.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.2.3

Form of Incentive Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.2.4

Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.3

The Perkin-Elmer Corporation 1996 Employee Stock Purchase Plan, as amended October 15, 1998 (incorporated by reference to Exhibit A to our Proxy Statement for our 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.4.1	The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 333-38713)).*

10.4.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.5.1	The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement for our 1998 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.5.2

Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.6

Applera Corporation 1999 Employee Stock Purchase Plan, as amended October 21, 2004 (incorporated by reference to Annex A to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.7.1

Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.7.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.7.3

Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

Back to Contents

10.7.4

Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.7.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.7.5

Form of Employee Stock Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.7.6

Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.7.7

Forms of Performance Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.7.8

Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.8 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.8.1

Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex B to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.8.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.8.3

Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.8.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.8.4

Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.8.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.8.5

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 1-4389)).*

10.8.6

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.*

10.8.7

Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

Back to Contents

10.8.8	Form of Director Stock Award Agreement pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.9.1	Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.9.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.9.3

Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.9.4

Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.9.5

Form of Employee Stock Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.9.6

Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.9.7

Form of Scientific Advisory Board Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.9.8

Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.8 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.10.1

Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex C to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 1-4389)).*

10.10.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.10.3

Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

Back to Contents

10.10.4

Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.10.5

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.*

10.10.6

Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.10.7

Form of Director Stock Award Agreement pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.11

The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996 (incorporated by reference to Exhibit 10(22) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 1-4389)).*

10.12

Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 1-4389)).*

10.13

The Excess Benefit Plan of Applera Corporation, as amended and restated effective July 1, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file number 1-4389)).*

10.14

1993 Director Stock Purchase and Deferred Compensation Plan, as amended through March 17, 2000 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (Commission file number 1-4389)).*

10.15.1

Applera Corporation Performance Unit Bonus Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.15.2

Forms of Performance Unit Agreements for executive officers pursuant to the Applera Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.16

The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Commission file number 1-4389)).*

10.17.1

Applera Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (Commission file number 1-4389)).*

10.17.2

Amendment, dated as of November 17, 2005, to the Applera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 1-4389)).*

10.18

PerSeptive Biosystems, Inc. 1992 Stock Plan, as amended January 20, 1997 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of PerSeptive Biosystems, Inc. for the fiscal quarter ended March 29, 1997 (Commission file No. 0-20032)).*

Back to Contents

10.19

PerSeptive Biosystems, Inc. 1997 Non-Qualified Stock Option Plan, as amended August 21, 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of PerSeptive Biosystems, Inc. (No. 333-38989)).*

10.20	Molecular Informatics, Inc. 1997 Equity Ownership Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 333-42683)).*

10.21	Paracel, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).*

10.22

Axys Pharmaceuticals, Inc. 1989 Stock Plan, as amended through May 21, 1997 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K of Axys Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996 (Commission file number 0-22788)).*

10.23	Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan, as amended through May 14, 2001 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-8 (No. 333-73980)).*

10.24

Axys Pharmaceuticals, Inc. 1997 Non-Officer Equity Incentive Plan, as amended through October 16, 1998 (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-8 (No. 33-73980)).*

10.25

Form of notice to directors, officers, and other employees regarding January 20, 2005, acceleration of stock option vesting, including notice to directors and executive officers regarding restrictions imposed on their accelerated options (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission file number 1-4389)).*

10.26

Form of notice to executive officers and other employees regarding June 2, 2005, acceleration of performance unit bonus plan stock option vesting, including notice regarding restrictions imposed on their accelerated options (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.27

Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10(21) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.28

Amendment dated August 17, 2001, to Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10.l4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission file number 1-4389)).*

10.29

Change of Control Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10(16) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission file number 1-4389)).*

10.30

Employment Agreement dated as of November 16, 1995, between Applera and William B. Sawch (incorporated by reference to Exhibit 10(16) to our Annual Report on Form 10-K for fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.31

Deferred Compensation Contract dated as of July 15, 1993, between Applera and William B. Sawch (incorporated by reference to Exhibit 10(19) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.32

Letter dated June 24, 1997, from Applera to Dennis L. Winger (incorporated by reference to Exhibit 10(18) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

10.33

Employment Agreement dated as of September 25, 1997, between Applera and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 1-4389)).*

Back to Contents

10.34

Letter dated August 21, 2003, from Applera to Dennis L. Winger regarding the letter dated June 24, 1997, from Applera to Dennis L. Winger (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 1-4389)).*

10.35

Employment Agreement dated as of December 1, 2000, between Applera and Kathy P. Ordoñez (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).*

10.36

Employment Agreement dated as of September 2, 2003, between Applera Corporation and Catherine M. Burzik (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.37

Letter agreement dated July 25, 2003, between Applera Corporation and Catherine M. Burzik (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.38

Employment Agreement dated as of September 5, 2000, between Applera Corporation and Barbara J. Kerr (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.39

Employment Agreement dated as of December 2, 1996, between Applera Corporation and Ugo D. DeBlasi (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 1-4389)).*

10.40

Agreement dated October 25, 2005, between Applera Corporation and Robert F.G. Booth (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 1-4389)).*

10.41	Employment offer letter to Joel R. Jung dated January 13, 2006.*

10.42.1

Description of Applera Corporation fiscal year 2005 Incentive Compensation Program (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 1-4389)).*

10.42.2

Description of Applera Corporation Incentive Compensation Program for the 2006 and 2007 fiscal years (incorporated by reference to Item 1.01 of our Current Report on Form 8-K dated August 17, 2006, and filed August 23, 2006 (Commission file number 1-4389)).*

10.43.1

Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera, its Applied Biosystems Group, its Celera Genomics Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-4389)).

10.43.2

Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera, its Applied Biosystems Group, its Celera Genomics Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file no. 1-4389)).

10.43.3

Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera Corporation, its Applied Biosystems group, its Celera Genomics group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (Commission file no. 1-4389)).

10.44.1

Celera Genomics/Applied Biosystems Marketing and Distribution Agreement dated as of February 27, 2003, and effective as of April 1, 2002, among Applera, its Applied Biosystems group, and its Celera Genomics group (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (Commission file no. 1-4389)).

Back to Contents

10.44.2

Amended and Restated Celera Genomics/Applied Biosystems Marketing and Distribution Agreement dated as of June 22, 2004 among Applera, its Applied Biosystems group, and its Celera Genomics group (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file no. 1-4389)).

10.44.3

Amendment, dated as of February 4, 2005, to Celera Genomics/Applied Biosystems Marketing and Distribution Agreement among Applera, its Applied Biosystems group, and its Celera Genomics group (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission file no. 1-4389)).

10.44

Restated Strategic Alliance Agreement, effective as of January 9, 2006, among Applera Corporation, Celera Diagnostics, LLC, and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (Commission file no. 1-4389)).**

11

Computation of Net Income (Loss) per Share for the three years ended June 30, 2006 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 2006).

13	Annual Report to Stockholders for the fiscal year ended June 30, 2006 (to the extent incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**

Portions of this exhibit, as filed in the referenced Quarterly Report, were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLERA CORPORATION
By	/s/ William B. Sawch

William B. Sawch Senior Vice President and General Counsel

Date: August 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony L. White	August 24, 2006

Tony L. White Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ Dennis L. Winger	August 24, 2006

Dennis L. Winger Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Ugo D. DeBlasi	August 24, 2006

Ugo D. DeBlasi Vice President and Controller (Principal Accounting Officer)

Back to Contents

/s/ Richard H. Ayers	August 24, 2006

Richard H. Ayers Director
/s/ Jean-Luc Bélingard	August 24, 2006

Jean-Luc Bélingard Director
/s/ Robert H. Hayes	August 24, 2006

Robert H. Hayes Director
/s/ Arnold J. Levine	August 24, 2006

Arnold J. Levine Director
/s/ William H. Longfield	August 24, 2006

William H. Longfield Director
/s/ Theodore E. Martin	August 24, 2006

Theodore E. Martin Director
/s/ Carolyn W. Slayman	August 24, 2006

Carolyn W. Slayman Director
/s/ Orin R. Smith	August 24, 2006

Orin R. Smith Director
/s/ James R. Tobin	August 24, 2006

James R. Tobin Director

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Applera Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated August 23, 2006 appearing in the 2006 Annual Report to Stockholders of Applera Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

August 23, 2006

Back to Contents

SCHEDULE II

APPLERA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED JUNE 30, 2004, 2005, AND 2006

(Amounts in thousands)

Balance For Doubtful Accounts

Balance at June 30, 2003	$10,507
Charged to income in fiscal year 2004	2,866
Deductions from reserve in fiscal year 2004	(4,425)

Balance at June 30, 2004	8,948
Charged to income in fiscal year 2005	130
Deductions from reserve in fiscal year 2005	(2,053)

Balance at June 30, 2005 (1)	7,025
Charged to income in fiscal year 2006	1,857
Deductions from reserve in fiscal year 2006	(1,244)

Balance at June 30, 2006 (1)	$7,638

(1)	Deducted in the Consolidated Statements of Financial Position from accounts receivable.

Back to Contents

EXHIBIT INDEX

Number

10.8.6

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.

10.10.5

Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years.

10.41	Employment offer letter to Joel R. Jung dated January 13, 2006.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2006 (to the extent incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.