Form 10-Q
period 2006-09-30
APPLERA CORP
filed 2006-11-06
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-04389

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

As of the close of business on October 31, 2006, there were 183,205,340 shares of Applera Corporation-Applied Biosystems Group Common Stock and 78,247,714 shares of Applera Corporation-Celera Genomics Group Common Stock outstanding.

APPLERA CORPORATION

Back to Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,

	2006	2005

Products	$391,082	$338,529
Services	58,140	52,267
Other	36,187	31,432

Total Net Revenues	485,409	422,228

Products	196,659	168,207
Services	24,598	23,989
Other	2,827	3,634

Total Cost of Sales	224,084	195,830

Gross Margin	261,325	226,398
Selling, general and administrative	142,385	131,865
Research, development and engineering	57,902	69,697
Amortization of purchased intangible assets	2,737	1,039
Employee-related charges, asset impairments and other	3,500	871
Asset dispositions and legal settlements	9,087	23,509
Acquired research and development	114,251

Operating Loss	(68,537)	(583)
Gain on investments, net	209	4,503
Interest expense	(497)	(87)
Interest income	9,710	9,757
Other income (expense), net	1,417	1,707

Income (Loss) before Income Taxes	(57,698)	15,297
Provision (benefit) for income taxes	8,314	(9,882)

Net Income (Loss)	$(66,012)	$25,179

Applied Biosystems Group (see Note 4)
Net Income (Loss) per Share
Basic and diluted	$(0.32)	$0.21
Dividends Declared per Share	$0.0425	$0.0425

Celera Genomics Group (see Note 4)
Net Loss per Share
Basic and diluted	$(0.09)	$(0.23)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At September 30, 2006	At June 30, 2006

Assets
Current assets
Cash and cash equivalents	$283,012	$434,191
Short-term investments	567,536	509,252
Accounts receivable, net	340,455	382,509
Inventories, net	143,482	137,651
Prepaid expenses and other current assets	173,978	163,362

Total current assets	1,508,463	1,626,965
Property, plant and equipment, net	394,719	396,436
Goodwill and intangible assets, net	318,996	322,097
Other long-term assets	674,856	667,477

Total Assets	$2,897,034	$3,012,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$164,100	$201,691
Accrued salaries and wages	51,185	98,938
Current deferred tax liability	17,587	17,560
Accrued taxes on income	38,037	50,944
Other accrued expenses	244,560	239,157

Total current liabilities	515,469	608,290
Other long-term liabilities	203,750	200,351

Total Liabilities	719,219	808,641

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,134	2,132
Applera Corporation–Celera Genomics Group	782	773
Capital in excess of par value	2,198,844	2,192,559
Retained earnings	646,356	714,137
Accumulated other comprehensive income	47,339	40,947
Treasury stock, at cost	(717,640)	(746,214)

Total Stockholders’ Equity	2,177,815	2,204,334

Total Liabilities and Stockholders’ Equity	$2,897,034	$3,012,975

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollar amounts in thousands)

	Three months ended September 30,

	2006	2005

Operating Activities of Continuing Operations
Net income (loss)	$(66,012)	$25,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,079	20,978
Asset impairments		1,090
Employee-related charges and other	3,500	(219)
Share-based compensation programs	4,503	1,651
Sale of assets and legal settlements, net	(209)	19,906
Deferred income taxes	(3,670)	(920)
Acquired research and development	114,251
Changes in operating assets and liabilities:
Accounts receivable	41,510	52,415
Inventories	(5,139)	(13,070)
Prepaid expenses and other assets	(16,281)	3,795
Accounts payable and other liabilities	(84,867)	(104,286)

Net Cash Provided by Operating Activities of Continuing Operations	8,665	6,519

Net Cash Used by Operating Activities of Discontinued Operations		(50)

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(14,911)	(14,327)
Proceeds from maturities of available-for-sale investments	40,870	55,278
Proceeds from sales of available-for-sale investments	115,800	103,360
Purchases of available-for-sale investments	(212,585)	(144,254)
Acquisitions and investments	(121,403)
Proceeds from the sale of assets, net	322	4,503

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(191,907)	4,560

Financing Activities
Dividends	(7,647)
Purchases of common stock for treasury		(201,236)
Proceeds from stock issued for stock plans and other	34,376	36,289

Net Cash Provided (Used) by Financing Activities	26,729	(164,947)

Effect of Exchange Rate Changes on Cash	5,334	(2,272)

Net Change in Cash and Cash Equivalents	(151,179)	(156,190)
Cash and Cash Equivalents Beginning of Period	434,191	779,401

Cash and Cash Equivalents End of Period	$283,012	$623,211

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

Through December 31, 2005, we were comprised of three business segments: the Applied Biosystems group, the Celera Genomics group, and Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. Effective January 1, 2006, the Celera Genomics group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. As a result of this restructuring and the manner by which our management now operates and assesses our businesses, Celera Diagnostics is no longer a separate segment within Applera and we have restated prior period consolidating financial information to reflect this change. See Note 15 to our consolidated financial statements included in our 2006 Annual Report to Stockholders for a detailed description of the Celera Diagnostic restructuring.

We consistently applied the accounting policies described in our 2006 Annual Report to Stockholders in preparing these unaudited interim financial statements. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2006 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2006 Annual Report to Stockholders. We have reclassified some prior year amounts in the condensed consolidated financial statements and notes for comparative purposes.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our 2009 fiscal year beginning July 1, 2008, and interim periods within that fiscal year. We are currently evaluating the provisions of SFAS No. 157 and the resulting impact of adoption on our financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through comprehensive income. As the recognition and disclosure provisions of SFAS No. 158 are effective for our fiscal year ending June 30, 2007, we will be evaluating the provisions of SFAS No. 158 and the resulting impact of adoption on our financial statements nearer to the time of adoption. The amount we will record in our statement of financial position related to this Statement depends on numerous future events and circumstances, such as the assumptions used to value our pension plan assets and liabilities, and therefore, is not reasonably estimable at the time of filing this report.

Also in September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 established an approach that requires quantification of financial statement errors based on the effects of an error on a company’s balance sheet and income statement and related disclosures. Historically, we have used the “rollover approach” for quantifying identified financial statement misstatements. This approach quantifies misstatements based on the amount of the error originating in the current year. We are required to apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for our fiscal year ended June 30, 2007.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

We are currently evaluating the provisions of SAB 108 and do not expect the resulting impact of adoption to have a material impact on our financial statements.

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

	Three months ended September 30,

Income/(charge)
(Dollar amounts in millions)	2006	2005

Asset impairments	$—	$(1.1)
Other	(3.5)
Reduction of expected costs		0.2

Total employee-related charges, asset impairments and other	$(3.5)	$(0.9)

Other events impacting comparability:
Asset dispositions and legal settlements	$(9.1)	$(23.5)
Acquired research and development	(114.3)
Investment gains		4.5
Tax items	8.8	13.5

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

Also in the first quarter of fiscal 2006, the Applied Biosystems group recorded a $1.1 million pre-tax impairment charge to write-down the carrying amount of its San Jose, California facility to its estimated market value at that time less estimated selling costs. This charge was in addition to a charge recorded in fiscal 2005. In the fourth quarter of fiscal 2006, the Applied Biosystems group completed the sale and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the actual sales price per the agreement.

Other

During the first quarter of fiscal 2007, the Applied Biosystems group made cash payments of $0.4 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of September 30, 2006.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.4	Fiscal 2007
Fiscal 2005 employee-related charge	0.1	Fiscal 2007
Fiscal 2005 excess lease space and other charges	1.4	Fiscal 2007 – Fiscal 2011

	$1.9

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

Celera Genomics group

Fiscal 2007

During the first quarter of fiscal 2007, the Celera Genomics group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of Hepatitis C Virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics. These products are manufactured by the Celera Genomics group and are sold through its alliance with Abbott. The U.S. District Court for the Western District of Wisconsin found Abbott liable for $7 million in damages. The Court set a schedule to address Innogenetics’ request for an injunction and enhanced damages, and this is ongoing. Abbott has informed the Celera Genomics group that it has brought post-trial motions and intends to appeal this judgment as both Abbott and the Celera Genomics group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. Innogenetics did not name the Celera Genomics group as a party in this lawsuit. However, as these products are part of its alliance with Abbott, the Celera Genomics group shares equally in the costs of, and any financial implications relating to, this litigation.

Fiscal 2006

During fiscal 2006, the Celera Genomics group recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera Genomics group. These charges consisted of the following components:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total

Third quarter	$10.7	$8.0	$0.8	$1.4	$20.9
Fourth quarter	2.1	1.8	0.4	1.2	5.5

Total charges	12.8	9.8	1.2	2.6	26.4

Cash payments	7.9		0.2	2.4	10.5
Non-cash activity		9.3		0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0		6.4

Cash payments	4.1		0.5		4.6

Balance at September 30, 2006	$0.8	$0.5	$0.5	$—	$1.8

The employee-related charges were severance costs primarily for staff reductions in small molecule drug discovery and development. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its current estimated market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. All of the affected employees have been notified and substantially all were terminated by July 31, 2006. Cash expenditures were funded by available cash. The remaining cash expenditures related to these charges are expected to be disbursed by the end of fiscal 2007.

Other

During the first quarter of fiscal 2007, the Celera Genomics group made cash payments of approximately $0.4 million related to an excess facility lease space charge that was recorded prior to fiscal 2006. The remaining cash expenditures of approximately $2.5 million related to this charge are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Asset dispositions and legal settlements

The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to a litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera Genomics group. The charge included an estimate of the liability that was incurred by us to resolve the litigation matter and the arbitration settlement. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs in an amount to be determined. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements.

Acquired research and development

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $114.3 million charge to write-off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of Agencourt Personal Genomics (“APG”). As of the acquisition date, the technological feasibility of the acquired project had not been established, and it was determined that the acquired project had no future alternative use. The determination of the amount attributed to acquired IPR&D took into consideration an independent appraisal performed by an outside consultant. See Note 3 for more information on this acquisition.

Investments

In the first quarter of fiscal 2006, the Celera Genomics group recorded a pre-tax gain of $4.5 million in the condensed consolidated statements of operations in gain on investments, net from the sale of a non-strategic minority equity investment.

Tax items

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for some German net operating loss carryforwards. In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan.

Note 3 – Acquisition

In July 2006, we acquired APG for approximately $121 million in cash, including transaction costs. At the time of the purchase, APG was a privately-held developer of next-generation genetic analysis technology. APG’s proprietary technology was based on stepwise ligation, a novel and very high throughput approach to DNA analysis.

In accordance with SFAS No. 141, “Business Combinations,” we accounted for this transaction as a purchase of assets as defined by Emerging Issues Task Force (“EITF”) Abstracts Issue 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. The key considerations impacting our accounting determination were that APG was primarily focused on research and development activities, had not commenced principal operations, and did not have products, customers or revenues. Because APG did not meet the definition of a business as defined by EITF 98-3, we allocated the purchase price, as follows:

(Dollar amounts in millions)	Fair Value

Property, plant and equipment	$1.4

Intangible asset – workforce	1.5
Acquired IPR&D	114.3

Deferred tax asset	4.7
Deferred tax liability	(0.5)

Total purchase price	$121.4

We allocated this transaction to the Applied Biosystems group. The estimated fair value attributed to the workforce was determined based on the estimated cost to recruit, hire, and train a workforce comparable to that in existence at APG at

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

the time of our purchase of its assets. At the time of the acquisition, approximately 20 employees of APG became employees of the Applied Biosystems group. The recorded fair value of the workforce intangible asset will be amortized over its expected period of benefit of 3 years.

At the time of the acquisition, APG was in the process of prosecuting certain patents, but none had been issued. Any licenses APG had were not exclusive and did not provide it a measurable technological advantage. As a result, neither the patents or licenses were deemed to be identifiable assets and no value was assigned.

As of the acquisition date, the technological feasibility of the acquired IPR&D project had not been established, and it was determined that the project had no future alternative use. The amount attributed to acquired IPR&D took into consideration an independent appraisal performed by an outside consultant and was developed using an income approach. The project was valued using a discounted cash flow model and a discount rate of 30%. This discount rate was based on an estimated weighted average cost of capital given APG’s stage and development lifecycle. The projected cash flows from the project were based on an estimate of future revenues and expenses attributable to the project. The valuation assumptions were made solely for the purpose of calculating projected cash flows and valuing the intangible assets acquired at the date of acquisition. Additionally, the amount of purchase price which was in excess of the identifiable assets was allocated to IPR&D, as goodwill could not result from an acquisition of assets. Actual results may vary from the projected results.

The following table briefly describes the APG IPR&D project.

(Dollar amounts in millions)	At Acquisition Date

Project	Fair Value	Estimated Costs to Complete	Approximate Percentage Completed

Instruments	$66.6	$10.0	35%
Reagents	47.7	6.0	25%

Total	$114.3	$16.0

The instruments and reagents being developed are designed for very high throughput genetic analysis applications, which are expected to include DNA sequencing and expression profiling. The initial instrument and reagents are expected to begin generating revenue in fiscal 2008. Enhanced platforms are expected to begin generating revenues in fiscal 2010 and fiscal 2013.

The APG project will require additional research and development efforts by the Applied Biosystems group before any eventual product can be marketed, if ever.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 4 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30:

	Applied Biosystems Group		Celera Genomics Group

(Dollar amounts in millions, except per share amounts)	2006	2005	2006	2005

Net income (loss)	$(58.7)	$43.1	$(7.1)	$(16.7)
Allocated intercompany sale of assets	(0.1)
Allocated interperiod taxes	(0.1)	(1.2)

Total net income (loss) allocated	(58.9)	41.9	(7.1)	(16.7)
Less dividends declared on common stock	7.7	8.3

Undistributed earnings (loss)	$(66.6)	$33.6	$(7.1)	$(16.7)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	NA *	$0.04	$—	$—
Basic undistributed earnings (loss) per share	NA *	0.17	(0.09)	(0.23)

Total basic earnings (loss) per share	$(0.32)	$0.21	$(0.09)	$(0.23)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	NA *	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	NA *	0.17	(0.09)	(0.23)

Total diluted earnings (loss) per share	$(0.32)	$0.21	$(0.09)	$(0.23)

Weighted average number of common shares
Basic	182.1	195.5	77.8	74.4
Common stock equivalents		2.4

Diluted	182.1	197.9	77.8	74.4

(1) Amounts represent actual dividends per share distributed.

* Due to the net loss incurred for the first three months ended September 30, 2006, undistributed earnings per share have not been presented. Dividends of $0.04 per share for the first three months ended September 30, 2006 were distributed from prior period earnings.

Options to purchase shares of Applera Corporation-Celera Genomics Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. For the three months ended September 30, 2006, options to purchase shares of Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. Additionally, for the three months ended September 30, 2005, options to purchase shares of Applera-Applied Biosystems stock at exercise prices greater than the average market prices were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations at September 30:

(Shares in millions)	2006	2005

Applera-Applied Biosystems stock	5.1	15.0
Applera-Celera stock	7.1	11.2

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

Note 5 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain (loss) was as follows:

	Three months ended September 30,

(Dollar amounts in millions)	2006	2005

Net income (loss)	$(66.0)	$25.2
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	2.1	(0.5)
Net unrealized gains on investments reclassified into earnings	(0.2)
Net unrealized gains on hedge contracts	2.0	1.6
Net unrealized losses on hedge contracts reclassified into earnings		2.1
Foreign currency translation adjustments	2.5	(3.3)

Total other comprehensive gain (loss)	6.4	(0.1)

Total comprehensive gain (loss)	$(59.6)	$25.1

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	September 30, 2006	June 30, 2006

Raw materials and supplies	$44.7	$44.3
Work-in-process	11.7	12.8
Finished products	87.1	80.6

Total inventories, net	$143.5	$137.7

Note 7 – Goodwill and Intangible Assets

The carrying amounts of our intangible assets were as follows:

	September 30, 2006		June 30, 2006

(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Acquired technology	$83.5	$47.9	$83.3	$44.5
Patents	29.9	23.6	29.9	22.9
Customer relationships	27.1	2.3	27.1	1.6
Other	1.7	0.2	0.3	0.3

Total amortized intangible assets	$142.2	$74.0	$140.6	$69.3

Unamortized intangible assets:
Trade name	4.9		4.9

Total	$147.1	$74.0	$145.5	$69.3

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Aggregate amortization expense was as follows:

	Three months ended September 30,

(Dollar amounts in millions)	2006	2005

Applied Biosystems group	$4.4	$1.7
Celera Genomics group	0.6	1.3

Consolidated	$5.0	$3.0

We record amortization expense in cost of sales. However, amortization of acquisition-related intangible assets is recorded in the amortization of purchased intangible assets in the condensed consolidated statements of operations. At September 30, 2006, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Genomics Group	Consolidated

Remainder of fiscal 2007	$12.9	$1.6	$14.5
2008	14.7	0.6	15.3
2009	13.0	0.2	13.2
2010	10.2	0.2	10.4
2011	6.6	0.1	6.7

The carrying amount of goodwill at September 30, 2006 and June 30, 2006, was $245.9 million, of which $243.2 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera Genomics group.

Note 8 – Supplemental Cash Flow Information

Significant non-cash financing activity for the three months ended September 30 was as follows:

(Dollar amounts in millions)	2006	2005

Dividends declared but not paid	$7.7	$8.3
Tax benefit related to employee stock options	4.8	0.6
Issuances of restricted stock	8.8

Note 9 – Guarantees

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At September 30, 2006, the financing companies’ outstanding balance of lease receivables with recourse to us was $7.4 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $56 million at

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

September 30, 2006, is not expected to have a material adverse effect on our condensed consolidated statement of financial position.

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

Product Warranties

We accrue warranty costs for product sales at the time of shipment based on historical experience as well as anticipated product performance. Our product warranties extend over a specified period of time ranging up to two years from the date of sale depending on the product subject to warranty. The product warranty accrual covers parts and labor for repairs and replacements covered by our product warranties. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.

The following table provides an analysis of the warranty reserve for the three months ended September 30:

(Dollar amounts in millions)	2006	2005

Balance beginning of period	$10.6	$14.0
Accruals for warranties	3.4	5.0
Usage of reserve	(3.8)	(5.5)
Other, including currency	(0.1)

Balance at September 30	$10.1	$13.5

Note 10 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three months ended September 30 were as follows:

	Three months ended September 30,

(Dollar amounts in millions)	2006	2005

Pension
Service cost	$0.3	$0.7
Interest cost	10.5	8.9
Expected return on plan assets	(11.5)	(9.5)
Amortization of prior service cost	0.2
Amortization of losses	1.2	1.9

Net periodic expense	$0.7	$2.0

Postretirement Benefit
Service cost	$—	$0.1
Interest cost	0.9	0.8
Amortization of gains	(0.1)

Net periodic expense	$0.8	$0.9

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

We contributed approximately $0.8 million to our foreign and non-qualified domestic plans during the three months ended September 30, 2006, and expect to contribute an additional $1.6 million during the remainder of fiscal 2007. Based on the level of our contributions to the qualified U.S. pension plan during fiscal 2006 and previous years, combined with the performance of the assets invested in the plan, we do not expect to have to fund our qualified U.S. pension plan in fiscal 2007 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $0.7 million under the postretirement plan during the three months ended September 30, 2006, and we expect to make approximately $5.0 million of additional benefit payments during the remainder of fiscal 2007 under our postretirement plan.

Note 11 – Contingencies

Supply Arrangement

Delphi Medical Systems Texas Corporation (“Delphi Medical Systems”) is a supplier of some instruments, parts, and components to the Applied Biosystems group under a manufacturing and supply contract. On October 8, 2005, Delphi Medical Systems and its parent Delphi Corporation, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. As of September 30, 2006, the Applied Biosystems group had a pre-petition accounts receivable balance of approximately $7 million and a pre-petition accounts payable balance of approximately $4 million with Delphi Medical Systems. As of September 30, 2006, the Applied Biosystems group had in addition a post-petition accounts payable balance with Delphi Medical Systems of approximately $5 million. On October 23, 2006, the Bankruptcy Court entered an order granting a motion for recoupment filed by the Applied Biosystems group. Under the terms of the recoupment order, which became final on November 3, 2006, the Applied Biosystems group may offset and recoup all pre-petition amounts owed by Delphi Medical Systems to the Applied Biosystems group against amounts, pre-petition and post-petition, owed by the Applied Biosystems group to Delphi Medical Systems, so that all pre-petition amounts owed by Delphi Medical Systems to the Applied Biosystems group will be paid in full by application of the offset and recoupment. In addition, Delphi Medical Systems recently informed the Applied Biosystems group that it does not intend to continue performing under the manufacturing and supply agreement after approximately May 2007. The Applied Biosystems group intends to use its own existing manufacturing facilities to replace the supply of some critical items that it has been purchasing from Delphi Medical Systems, and it is evaluating the use of new suppliers for other critical items and is seeking to mitigate potential supply issues by increasing inventory of some critical items. However, it is uncertain whether the group will be able to transition the manufacture of these items to its own facilities, or hire new suppliers on acceptable terms, and whether it will be able to do so as quickly as needed. Also, the Applied Biosystems group does not expect to replace the supply of all items purchased from Delphi Medical Systems and accordingly some of its older, low demand products will be discontinued earlier than originally planned.

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

The company and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera Genomics group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera Genomics group

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.

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

Promega Corporation filed a patent infringement action against Lifecodes Corporation, Cellmark Diagnostics, Genomics International Corporation, and us in the U.S. District Court for the Western District of Wisconsin on April 24, 2001. The complaint alleged that the defendants infringed Promega’s U.S. Patent Nos. 6,221,598 and 5,843,660, both entitled “Multiplex Amplification of Short Tandem Repeat Loci,” due to the defendants’ sale of forensic identification and paternity testing kits. Promega was seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deemed proper. The defendants answered the complaint on July 9, 2001, and we asserted counterclaims that alleged that Promega was infringing our U.S. Patent No. 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” due to Promega’s sale of forensic identification and paternity testing kits. Because of settlement negotiations, the case was dismissed on October 29, 2002. The dismissal was without prejudice, which means that Promega could have refiled its claim against us. However, on September 5, 2006, we announced that we had entered into a settlement agreement with Promega that resolved the claims and counterclaims between us and Promega described above.

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

Molecular Diagnostics Laboratories filed a class action complaint against us and Hoffmann-La Roche, Inc. in the U.S. District Court for the District of Columbia on September 23, 2004, and filed an amended complaint on July 5, 2006. The

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

amended complaint alleges anticompetitive conduct in connection with the sale of Taq DNA polymerase. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No. 4,889,818. This patent is assigned to Hoffmann-La Roche, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. On July 5, 2006, the court certified the case as a class action.

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

As a result of the restructuring effective January 1, 2006 and the manner by which our management now operates and assesses our businesses, Celera Diagnostics is no longer a separate segment within Applera and we have restated prior period condensed consolidating financial information to reflect this change. See Note 16 to our consolidated financial statements included in our 2006 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table summarizes revenues earned between segments:

	Three months ended September 30,

(Dollar amounts in millions)	2006	2005

Applied Biosystems Group
Sales to the Celera Genomics group (a)	$1.1	$1.5

Celera Genomics Group
Royalties from the Applied Biosystems group (b)	$—	$0.9

(a)   The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera Genomics group.

(b)  The Celera Genomics group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating Celera Discovery System TM (“CDS”) and some other genomic and biological information under a marketing and distribution agreement. The Celera Genomics group forgave future royalties related to this agreement as discussed in Note 15 to our consolidated financial statements included in our 2006 Annual Report to Stockholders.

Additionally, the Applied Biosystems group received, without reimbursement, $8.6 million in the first three months of fiscal 2007 and $8.5 million in the first three months of fiscal 2006 of tax benefits generated by the Celera Genomics group in accordance with our tax allocation policy.

In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Products	$388,596	$2,486	$—	$391,082
Services	58,140			58,140
Other	28,444	7,743		36,187

Net revenues from external customers	475,180	10,229	—	485,409
Intersegment revenues	1,093		(1,093)

Total Net Revenues	476,273	10,229	(1,093)	485,409

Products	193,376	3,644	(361)	196,659
Services	24,669		(71)	24,598
Other	2,670	157	—	2,827

Cost of Sales	220,715	3,801	(432)	224,084

Gross Margin	255,558	6,428	(661)	261,325
Selling, general and administrative	123,545	5,647	13,193	142,385
Corporate allocated expenses	11,605	1,594	(13,199)
Research, development and engineering	45,115	13,221	(434)	57,902
Amortization of purchased intangible assets	2,737			2,737
Employee-related charges, asset impairments and other		3,500		3,500
Asset dispositions and legal settlements	9,087			9,087
Acquired research and development	114,251			114,251

Operating Loss	(50,782)	(17,534)	(221)	(68,537)
Gain on investments, net	209			209
Interest income, net	2,630	6,583		9,213
Other income (expense), net	1,314	103		1,417

Loss before Income Taxes	(46,629)	(10,848)	(221)	(57,698)
Provision (benefit) for income taxes	12,093	(3,797)	18	8,314

Net Loss	$(58,722)	$(7,051)	$(239)	$(66,012)

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at September 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$262,682	$20,330	$—	$283,012
Short-term investments	21,456	546,080		567,536
Accounts receivable, net	334,820	6,459	(824)	340,455
Inventories, net	135,343	8,372	(233)	143,482
Prepaid expenses and other current assets	143,742	32,176	(1,940)	173,978

Total current assets	898,043	613,417	(2,997)	1,508,463
Property, plant and equipment, net	386,208	8,814	(303)	394,719
Goodwill and intangible assets, net	313,609	5,387		318,996
Other long-term assets	540,221	134,714	(79)	674,856

Total Assets	$2,138,081	$762,332	$(3,379)	$2,897,034

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$162,738	$3,446	$(2,084)	$164,100
Accrued salaries and wages	47,185	4,000		51,185
Current deferred tax liability	17,587			17,587
Accrued taxes on income	24,301	13,736		38,037
Other accrued expenses	232,106	13,393	(939)	244,560

Total current liabilities	483,917	34,575	(3,023)	515,469
Other long-term liabilities	198,677	5,355	(282)	203,750

Total Liabilities	682,594	39,930	(3,305)	719,219

Total Stockholders’ Equity	1,455,487	722,402	(74)	2,177,815

Total Liabilities and Stockholders’ Equity	$2,138,081	$762,332	$(3,379)	$2,897,034

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net loss	$(58,722)	$(7,051)	$(239)	$(66,012)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	19,376	1,781	(78)	21,079
Employee-related charges and other		3,500		3,500
Share-based compensation programs	3,728	775		4,503
Sale of assets and legal settlements, net	(209)			(209)
Deferred income taxes	(7,409)	4,631	(892)	(3,670)
Acquired research and development	114,251			114,251
Nonreimbursable utilization of intergroup tax benefits	8,563	(8,563)
Changes in operating assets and liabilities:
Accounts receivable	38,249	3,167	94	41,510
Inventories	(5,234)	(138)	233	(5,139)
Prepaid expenses and other assets	(11,304)	(1,574)	(3,403)	(16,281)
Accounts payable and other liabilities	(78,319)	(10,793)	4,245	(84,867)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	22,970	(14,265)	(40)	8,665

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(14,507)	(444)	40	(14,911)
Proceeds from maturities of available-for-sale investments		40,870		40,870
Proceeds from sales of available-for-sale investments	2,422	113,378		115,800
Purchases of available-for-sale investments	(23,878)	(188,707)		(212,585)
Acquisitions and investments	(121,403)			(121,403)
Proceeds from the sale of assets, net	322			322

Net Cash Used by Investing Activities of Continuing Operations	(157,044)	(34,903)	40	(191,907)

Financing Activities
Dividends	(7,647)			(7,647)
Proceeds from stock issued for stock plans and other	25,148	9,228		34,376

Net Cash Provided by Financing Activities	17,501	9,228	—	26,729

Effect of Exchange Rate Changes on Cash	5,334			5,334

Net Change in Cash and Cash Equivalents	(111,239)	(39,940)	—	(151,179)
Cash and Cash Equivalents Beginning of Period	373,921	60,270		434,191

Cash and Cash Equivalents End of Period	$262,682	$20,330	$—	$283,012

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Products	$335,808	$2,721	$—	$338,529
Services	51,443	824		52,267
Other	26,724	4,708		31,432

Net revenues from external customers	413,975	8,253	—	422,228
Intersegment revenues	1,490	956	(2,446)

Total Net Revenues	415,465	9,209	(2,446)	422,228

Products	167,082	2,772	(1,647)	168,207
Services	23,477	664	(152)	23,989
Other	2,719	915		3,634

Cost of sales	193,278	4,351	(1,799)	195,830

Gross Margin	222,187	4,858	(647)	226,398
Selling, general and administrative	112,212	7,939	11,714	131,865
Corporate allocated expenses	9,771	1,943	(11,714)
Research, development and engineering	40,838	29,552	(693)	69,697
Amortization of purchased intangible assets	314	725		1,039
Employee-related charges, asset impairments and other	871			871
Asset dispositions and legal settlements	22,834	675		23,509

Operating Income (Loss)	35,347	(35,976)	46	(583)
Gain on investments, net		4,503		4,503
Interest income, net	4,422	5,248		9,670
Other income (expense), net	1,665	42		1,707

Income (Loss) before Income Taxes	41,434	(26,183)	46	15,297
Benefit for income taxes	(1,690)	(9,435)	1,243	(9,882)

Net Income (Loss)	$43,124	$(16,748)	$(1,197)	$25,179

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at June 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$373,921	$60,270	$—	$434,191
Short-term investments		509,252		509,252
Accounts receivable, net	373,613	9,626	(730)	382,509
Inventories, net	129,417	8,234		137,651
Prepaid expenses and other current assets	135,711	32,966	(5,315)	163,362

Total current assets	1,012,662	620,348	(6,045)	1,626,965
Property, plant and equipment, net	387,170	9,607	(341)	396,436
Goodwill and intangible assets, net	316,269	5,828		322,097
Other long-term assets	529,671	137,895	(89)	667,477

Total Assets	$2,245,772	$773,678	$(6,475)	$3,012,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$200,591	$6,497	$(5,397)	$201,691
Accrued salaries and wages	89,883	9,055		98,938
Current deferred tax liability	17,560			17,560
Accrued taxes on income	38,157	12,787		50,944
Other accrued expenses	227,001	13,089	(933)	239,157

Total current liabilities	573,192	41,428	(6,330)	608,290
Other long-term liabilities	194,844	5,817	(310)	200,351

Total Liabilities	768,036	47,245	(6,640)	808,641

Total Stockholders’ Equity	1,477,736	726,433	165	2,204,334

Total Liabilities and Stockholders’ Equity	$2,245,772	$773,678	$(6,475)	$3,012,975

Back to Index

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2005

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Genomics Group	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$43,124	$(16,748)	$(1,197)	$25,179
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	16,703	4,385	(110)	20,978
Asset impairments	1,090			1,090
Employee-related charges and other	(219)			(219)
Share-based compensation programs	1,332	319		1,651
Sale of assets and legal settlements, net	23,726	(3,820)		19,906
Deferred income taxes	(4,053)	2,030	1,103	(920)
Nonreimbursable utilization of intergroup tax benefits	8,458	(8,458)
Changes in operating assets and liabilities:
Accounts receivable	52,519	(1,153)	1,049	52,415
Inventories	(12,588)	(482)		(13,070)
Prepaid expenses and other assets	5,961	(1,890)	(276)	3,795
Accounts payable and other liabilities	(85,523)	(18,112)	(651)	(104,286)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	50,530	(43,929)	(82)	6,519

Net Cash Used by Operating Activities of Discontinued Operations	(50)			(50)

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(12,808)	(1,670)	151	(14,327)
Proceeds from maturities of available-for-sale investments		55,278		55,278
Proceeds from sales of available-for-sale investments	10,548	92,812		103,360
Purchases of available-for-sale investments	(52,431)	(91,823)		(144,254)
Proceeds from the sale of assets, net		4,572	(69)	4,503

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(54,691)	59,169	82	4,560

Financing Activities
Net cash funding from groups	(4,510)	4,510
Purchases of common stock for treasury	(201,236)			(201,236)
Proceeds from stock issued for stock plans and other	31,800	4,489		36,289

Net Cash Provided (Used) by Financing Activities	(173,946)	8,999	—	(164,947)

Effect of Exchange Rate Changes on Cash	(2,272)			(2,272)

Net Change in Cash and Cash Equivalents	(180,429)	24,239	—	(156,190)
Cash and Cash Equivalents Beginning of Period	756,236	23,165		779,401

Cash and Cash Equivalents End of Period	$575,807	$47,404	$—	$623,211

Back to Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2006 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. When used in this management discussion, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

We have reclassified some prior year amounts in the condensed consolidated financial statements and notes for comparative purposes.

Overview

We conduct business through two business segments: the Applied Biosystems group and the Celera Genomics group.

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

The Celera Genomics group is primarily a molecular diagnostics business that is using proprietary genomics and proteomics discovery platforms to identify and validate novel diagnostic markers, and is developing diagnostic products based on these markers as well as other known markers. The Celera Genomics group maintains a strategic alliance with Abbott Laboratories for the development and commercialization of molecular, or nucleic acid-based, diagnostic products, and it is also developing new diagnostic products outside of this alliance. Through its genomics and proteomics research efforts, the Celera Genomics group is also discovering and validating therapeutic targets, and it is seeking strategic partnerships to develop therapeutic products based on these discovered targets.

Through December 31, 2005, we operated a diagnostic business known as Celera Diagnostics. This business was a 50/50 joint venture between the Applied Biosystems group and the Celera Genomics group. Effective January 1, 2006, the Celera Genomics group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. As a result of this restructuring and the manner by which our management now operates and assesses our businesses, Celera Diagnostics is no longer a separate segment within Applera and we have restated prior period consolidating financial information to reflect this change. Since its formation in fiscal 2001, Celera Diagnostics has been focused on the discovery, development, and commercialization of diagnostic products. As part of the Celera Genomics group, the diagnostics business continues to focus on these areas.

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

Holders of Applera-Applied Biosystems stock and holders of Applera-Celera stock are stockholders of Applera. The Applied Biosystems group and the Celera Genomics group are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities. The Applied Biosystems group and the Celera Genomics group do not have separate boards of directors. Applera has one board of directors, which will make any decision in accordance with its good faith business judgment that the decision is in the best interests of Applera and all of its stockholders as a whole.

More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our Annual Report on Form 10-K for fiscal 2006 filed with the Securities and Exchange Commission.

Our fiscal year ends on June 30. The financial information for both segments is presented in Note 12 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our two segments.

Business Developments:

Applied Biosystems Group

•

In October 2006, we announced that Catherine M. Burzik resigned her position as Senior Vice President of Applera and President of the Applied Biosystems group to become Chief Executive Officer of a public medical device company and that Tony L. White, Chairman, President, and Chief Executive Officer of Applera, became interim president of the Applied Biosystems group.

•	In September 2006, the Applied Biosystems group announced that it entered into a settlement agreement with Promega Corporation, resolving outstanding legal disputes between the two companies.
•

In August 2006, the Applied Biosystems group announced that it had been awarded a $24.5 million contract from the U.S. Department of Defense to accelerate the development of a Real-Time PCR based prototype instrument system. The system is being developed to simultaneously analyze multiple pathogen targets in a single test intended to improve the way infectious diseases are identified for epidemiological and biosecurity purposes.

Celera Genomics Group

•

In October 2006, Specialty Laboratories announced the commercial launch of its Hepatitis C Virus (“HCV”) Liver Fibrosis GenotypR™ test, the first genomic clinical test to predict progression to liver fibrosis and cirrhosis in HCV patients. This test is based on the Celera Genomics group’s cirrhosis marker discoveries, which were licensed to Specialty in June 2006. The HCV Liver Fibrosis GenotypR test is the first of its kind to identify a patient’s genomic signature and uses seven single nucleotide polymorphisms to rate the relative risk of progression to liver fibrosis and cirrhosis.

•

In September 2006, the Celera Genomics group published data that identified the FCAR genetic polymorphism associated with increased risk for myocardial infarction. The research study confirmed prior research findings of a genetic basis for individuals at elevated risk for heart attack who derive better than average protective benefits of statin treatment. This paper will appear in the December 2006 edition of Arteriosclerosis, Thrombosis and Vascular Biology, and is currently available on the publication’s website.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

In September 2006, a jury in Madison, Wisconsin found that the sale of HCV genotyping analyte specific reagents (“ASRs”) products by Abbott Laboratories, our alliance partner, willfully infringed a U.S. patent owned by Innogenetics N.V. These products are manufactured by the Celera Genomics group and are sold through its alliance with Abbott. The U.S. District Court for the Western District of Wisconsin found Abbott liable for $7 million in damages. Innogenetics did not name the Celera Genomics group as a party in this lawsuit. However, as these products are part of its alliance with Abbott, the Celera Genomics group shares equally in the costs of, and any financial implications relating to, this litigation. Please see events impacting comparability for more information.

•

In August 2006, the National Institutes of Health (“NIH”) awarded the Celera Genomics group approximately $900,000 to develop and commercialize an in vitro diagnostic test for the highly pathogenic influenza A/H5 virus (Asian lineage, H5N1). The Celera Genomics group plans to develop a test based on the Influenza A/H5 Virus Primer and Probe Set and protocols used in the test by U.S. Health and Human Services’ Centers for Disease Control and Prevention that was recently cleared by the U.S. Food and Drug Administration.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first three months of fiscal 2007. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2006 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

Income/(charge) (Dollar amounts in millions)	Three months ended September 30,

	2006	2005

Asset impairments	$—	$(1.1)
Other	(3.5)
Reduction of expected costs		0.2

Total employee-related charges, asset impairments and other	$(3.5)	$(0.9)

Other events impacting comparability:
Asset dispositions and legal settlements	$(9.1)	$(23.5)
Acquired research and development	(114.3)
Investment gains		4.5
Tax items	8.8	13.5

Acquisition

In July 2006, we acquired Agencourt Personal Genomics (“APG”) for approximately $121 million in cash, including transaction costs. At the time of the purchase, APG was a privately-held developer of next-generation genetic analysis technology. APG’s proprietary technology was based on stepwise ligation, a novel and very high throughput approach to DNA analysis. We allocated this transaction to the Applied Biosystems group.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” we accounted for this transaction as a purchase of assets as defined by Emerging Issues Task Force (“EITF”) Abstracts Issue 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than a business combination. The key considerations impacting our accounting determination were that APG was primarily focused on research and development activities, had not commenced principal operations, and did not have products, customers or revenues. For further information on the purchase of APG, see Note 3 to our condensed consolidated financial statements.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Acquired Research and Development

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $114.3 million charge to write-off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of APG. As of the acquisition date, the technological feasibility of the acquired project had not been established, and it was determined that the acquired project had no future alternative use. The project being developed, which consists of both an instrument and reagents, is intended for very high throughput genetic analysis applications, including DNA sequencing and expression profiling.

The APG project will require additional research and development efforts by the Applied Biosystems group before any eventual product can be marketed, if ever. At the date of acquisition, the project was in the development stage and approximately 30% complete. The remaining efforts for the instrument are currently focused on developing and converting the prototype instrument to a manufactured instrument that can be shipped internationally. We expect the overall throughput of the instrument to be increased tenfold from the prototype instrument before the commercial launch. The remaining efforts for the reagents are currently focused on developing reagents that can be manufactured at scale and produce results that can be reproduced in customer laboratories. The nature and timing of these remaining efforts are dependent on successful internal testing of both the instrument and reagents. The following table briefly describes the APG project.

(Dollar amounts in millions)	At Acquisition Date and September 30, 2006

Project	Fair Value	Estimated Costs to Complete	Approximate Percentage Completed

Instruments	$66.6	$10.0	35%
Reagents	47.7	6.0	25%

Total	$114.3	$16.0

The initial instrument and reagents are expected to begin generating revenue in fiscal 2008. Enhanced platforms are expected to begin generating revenues in fiscal 2010 and fiscal 2013.

At the time of the filing of this report, we do not anticipate any delays in our development timeline; however, unanticipated difficulties or delays in developing and bringing this project to market could harm the Applied Biosystems group’s future operating results. At the time of the acquisition, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to, among other things, rapidly changing customer needs, the complexity of the technology, growing competitive pressures, and potentially conflicting intellectual property rights of third parties, there can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation.

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

Also in the first quarter of fiscal 2006, the Applied Biosystems group recorded a $1.1 million pre-tax impairment charge to write-down the carrying amount of its San Jose, California facility to its estimated market value at that time less estimated selling costs. This charge was in addition to a charge recorded in fiscal 2005. In the fourth quarter of fiscal

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

2006, the Applied Biosystems group completed the sale and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the actual sales price per the agreement.

Other

During the first quarter of fiscal 2007, the Applied Biosystems group made cash payments of $0.4 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of September 30, 2006.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.4	Fiscal 2007
Fiscal 2005 employee-related charge	0.1	Fiscal 2007
Fiscal 2005 excess lease space and other charges	1.4	Fiscal 2007 – Fiscal 2011

	$1.9

Celera Genomics group

Fiscal 2007

During the first quarter of fiscal 2007, the Celera Genomics group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of HCV genotyping ASRs products by Abbott willfully infringed a U.S. patent owned by Innogenetics. These products are manufactured by the Celera Genomics group and are sold through its alliance with Abbott. The U.S. District Court for the Western District of Wisconsin found Abbott liable for $7 million in damages. The Court set a schedule to address Innogenetics’ request for an injunction and enhanced damages, and this is ongoing. Abbott has informed the Celera Genomics group that it has brought post-trial motions and intends to appeal this judgment as both Abbott and the Celera Genomics group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. Innogenetics did not name the Celera Genomics group as a party in this lawsuit. However, as these products are part of its alliance with Abbott, the Celera Genomics group shares equally in the costs of, and any financial implications relating to, this litigation.

Fiscal 2006

During fiscal 2006, the Celera Genomics group recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera Genomics group. These charges consisted of the following components:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total

Third quarter	$10.7	$8.0	$0.8	$1.4	$20.9
Fourth quarter	2.1	1.8	0.4	1.2	5.5

Total charges	12.8	9.8	1.2	2.6	26.4

Cash payments	7.9		0.2	2.4	10.5
Non-cash activity		9.3		0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0		6.4

Cash payments	4.1		0.5		4.6

Balance at September 30, 2006	$0.8	$0.5	$0.5	$—	$1.8

The employee-related charges were severance costs primarily for staff reductions in small molecule drug discovery and development. The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its current estimated market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. All of the affected employees have been notified and substantially all were terminated by July 31, 2006. Cash expenditures were funded by available cash. We believe these actions will enable the Celera Genomics group to focus on its molecular diagnostics and proteomics activities, reduce cash consumption, and accelerate its move toward

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

profitability, in part due to lower R&D expenses. The remaining cash expenditures related to these charges are expected to be disbursed by the end of fiscal 2007.

Other

During the first quarter of fiscal 2007, the Celera Genomics group made cash payments of approximately $0.4 million related to an excess facility lease space charge that was recorded prior to fiscal 2006. The remaining cash expenditures of approximately $2.5 million related to this charge are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Asset dispositions and legal settlements

The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to a litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera Genomics group. The charge included an estimate of the liability that was incurred by us to resolve the litigation matter and the arbitration settlement. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs in an amount to be determined. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements.

Investments

In the first quarter of fiscal 2006, the Celera Genomics group recorded a pre-tax gain of $4.5 million in the condensed consolidated statements of operations in gain on investments, net from the sale of a non-strategic minority equity investment.

Tax items

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for some German net operating loss carryforwards. In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended September 30

(Dollar amounts in millions)	2006	2005	% Increase/ (Decrease)

Net revenues	$485.4	$422.2	15.0%
Cost of sales	224.1	195.8	14.5%

Gross margin	261.3	226.4	15.4%
SG&A expenses	142.3	131.9	7.9%
R&D	57.9	69.7	(16.9%)
Amortization of purchased intangible assets	2.7	1.0	170.0%
Employee-related charges, asset impairments and other	3.5	0.9	288.9%
Asset dispositions and legal settlements	9.1	23.5	(61.3%)
Acquired research and development	114.3

Operating loss	(68.5)	(0.6)
Gain on investments, net	0.2	4.5	(95.6%)
Interest income, net	9.2	9.7	(5.2%)
Other income (expense), net	1.4	1.7	(17.6%)

Income (loss) before income taxes	(57.7)	15.3	(477.1%)
Provision (benefit) for income taxes	8.3	(9.9)	(183.8%)

Net income (loss)	$(66.0)	$25.2	(361.9%)

Percentage of net revenues:
Gross margin	53.8%	53.6%
SG&A expenses	29.3%	31.2%
R&D	11.9%	16.5%
Operating loss	(14.1%)	(0.1%)
Effective income tax (benefit) rate	14%	(65%)

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005

Charge included in income (loss) before income taxes	$(126.8)	$(19.9)
Benefit for income taxes	(12.7)	(18.5)

We reported a net loss in the first quarter of fiscal 2007 compared to net income in the first quarter of fiscal 2006. This decrease primarily resulted from the previously described events impacting comparability and higher SG&A expenses. Partially offsetting this decrease were higher net revenues and lower R&D expenses. The net effect of foreign currency on our net loss in the first quarter of fiscal 2007 was a benefit of approximately $3 million. Read our discussion of segments for information on their financial results.

Net revenues, which include the favorable effects of foreign currency, increased in the first quarter of fiscal 2007 compared with the prior year quarter. Revenues for the first quarter of fiscal 2007 included a favorable impact of approximately 4% related to the acquisition of the Research Products Division of Ambion, Inc., which was effective March 1, 2006. The effect of foreign currency increased net revenues in the first quarter of fiscal 2007 by approximately 1% as compared to the prior year quarter.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

•

Net revenues increased at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics product category, primarily due to higher sales of consumables products, and in the Mass Spectrometry product category, led by sales of API triple quadrupole, or quad, Q TRAP®, and MALDI TOF/TOF systems.

•	Net revenues increased at the Celera Genomics group, primarily as a result of a higher equalization payment and increased diagnostic-related licensing revenues.

The effect of foreign currency increased revenues by approximately 3% in Europe and decreased revenues by approximately 1% in Asia Pacific during the first quarter of fiscal 2007 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 13% in Europe. In the U.S., revenues increased by approximately 10%. Revenues in Japan, which are included in total revenues for Asia Pacific, increased approximately 9% as compared to the prior year quarter, including unfavorable foreign currency effects of approximately 2%. Revenues in other Asia Pacific countries increased by approximately 34% as compared to the prior year quarter.

The higher gross margin percentage for the first quarter of fiscal 2007 as compared to the prior year quarter was due primarily to the favorable effects of foreign currency, revised estimates related to a third party profit sharing arrangement, improvements made in the oligo manufacturing process, improved service margins, all at the Applied Biosystems group, and higher revenues at the Celera Genomics group, partially offset by increased royalty expenses as a result of recent settlement agreements at the Applied Biosystems group. The improvement in service margins at the Applied Biosystems group was primarily driven by efficiencies and growth in the volume of service contracts, as well as increased pricing on selected billable parts and service contracts.

SG&A expenses for the first quarter of fiscal 2007 increased compared to the prior year quarter due primarily to increased employee-related costs of approximately $9 million, operating and integration costs related to our acquired businesses of approximately $8 million, and strategic investments of approximately $2 million to support growth in Europe and China, all at the Applied Biosystems group. This increase was partially offset by lower legal expenses of approximately $9 million at the Applied Biosystems group, including a reversal of a $5 million accrual related to settled litigation.

R&D expenses decreased for the first quarter of fiscal 2007 compared to the prior year quarter primarily as a result of the decision to exit small molecule drug discovery and development and the discontinuation of the Online/Information Business at the Celera Genomics group, partially offset by costs related to our acquired businesses and for the U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006.

Interest income, net decreased during the first quarter of fiscal 2007 compared to the prior year quarter primarily due to lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates. The lower cash and cash equivalents and short-term investments were primarily the result of share repurchase activity during fiscal 2006, the acquisition of Ambion in March 2006, and the acquisition of APG in July 2006.

The effective tax rate in the first quarter of fiscal 2007 was an expense compared to a benefit in the first quarter of fiscal 2006. This change was primarily due to the previously described events impacting comparability, and in particular, the charge for acquired IPR&D in the first quarter of fiscal 2007 which does not generate a tax benefit and the resolution of transfer pricing matters in Japan at the Applied Biosystems group in the first quarter of fiscal 2006.

Applera Corporation

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $850.5 million at September 30, 2006, and $943.4 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at September 30, 2006. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, share repurchases, and dividends for the next twelve months and for the foreseeable future.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

In July 2005, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. In addition, in January 2006, we announced that our board of directors authorized the repurchase of up to an additional 5 million shares of Applera-Applied Biosystems stock. We completed both of these repurchase authorizations in fiscal 2006. These authorizations supplemented the board’s existing authorization to repurchase shares of Applera-Applied Biosystems stock and Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise.

(Dollar amounts in millions)	September 30, 2006	June 30, 2006

Cash and cash equivalents	$283.0	$434.2
Short-term investments	567.5	509.2

Total cash and cash equivalents and short-term investments	$850.5	$943.4
Working capital	993.0	1,018.7

Cash and cash equivalents decreased from June 30, 2006, as cash expenditures for the acquisition of APG, the purchase of capital and other assets, net of sales and maturities, and the payment of dividends, exceeded cash generated from operating activities and proceeds from stock issuances.

Net cash flows from continuing operations for the first quarter ended September 30 were as follows:

(Dollar amounts in millions)	2006	2005

Net cash from operating activities	$8.7	$6.5
Net cash from investing activities	(191.9)	4.6
Net cash from financing activities	26.7	(164.9)
Effect of exchange rate changes on cash	5.3	(2.3)

Operating activities:

The slight increase in net cash provided from operating activities for the first three months of fiscal 2007 compared to the first three months of fiscal 2006 resulted primarily from higher income-related cash flows and a lower decrease in accounts payable and other liabilities, partially offset by a higher use of cash in prepaid expenses and other assets and a lower decrease in accounts receivable. The lower decrease in accounts payable and other liabilities was primarily due to lower employee-related costs at the Celera Genomics group due to the decisions to exit small molecule drug discovery and development and discontinue the Online/Information business. The lower decrease in accounts receivable resulted from lower beginning of period trade receivables balances at the Applied Biosystems group, partially offset by the collection of receivables in the first quarter of fiscal 2007 related to the sale of some of the small molecule drug discovery and development programs. The Applied Biosystems group’s days sales outstanding was 55 days at September 30, 2006, compared to 54 days at June 30, 2006 and 60 days at September 30, 2005. This decrease resulted primarily from strong collections activity. The higher use of cash in prepaid expenses and other assets primarily resulted from the timing of the receipts of dividends and distributions and non-trade receivables related to joint venture activities.

Investing activities:

The first three months of fiscal 2007 included higher purchases, net of sales and maturities, of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs, as described in Note 3 to our condensed consolidated financial statements. The first quarter of fiscal 2006 included proceeds received from the sale of a non-strategic investment.

Financing activities:

The first three months of fiscal 2007 included one dividend payment on Applera-Applied Biosystems stock. Dividends were declared but not paid in the first quarter of fiscal 2006. During the first three months of fiscal 2006, we repurchased 9.3 million shares of Applera-Applied Biosystems stock for $201.2 million.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Contractual Obligations

Our significant contractual obligations at September 30, 2006, and the anticipated payments under these obligations were as follows:

	Payments by Period

(Dollar amounts in millions)	Total	2007 (a)	2008 - 2009	2010 – 2011	Thereafter

Minimum operating lease payments (b)	$132.3	$27.6	$54.3	$28.5	$21.9
Purchase obligations (c)	157.4	68.4	67.1	21.9
Other long-term liabilities (d)	37.4	2.8	2.1	1.4	31.1

Total	$327.1	$98.8	$123.5	$51.8	$53.0

(a)	Represents cash obligations for the remainder of fiscal 2007.
(b) Refer to Note 10 to our consolidated financial statements in our 2006 Annual Report to Stockholders for further information.

(c)  Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to capital expenditures, R&D arrangements and collaborations, license agreements, and other services.

(d)  We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. See Note 10 to our condensed consolidated financial statements contained in this report and Note 5 to our consolidated financial statements in our 2006 Annual Report to Stockholders for more information on these plans.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005	% Increase/ (Decrease)

Net revenues	$476.3	$415.5	14.6%
Cost of sales	220.7	193.3	14.2%

Gross margin	255.6	222.2	15.0%
SG&A expenses	135.1	122.0	10.7%
R&D	45.1	40.9	10.3%
Amortization of purchased intangible assets	2.7	0.3	800.0%
Employee-related charges, asset impairments and other		0.9	(100.0%)
Asset dispositions and legal settlements	9.1	22.8	(60.1%)
Acquired research and development	114.3

Operating income (loss)	(50.7)	35.3	(243.6%)
Gain on investments, net	0.2
Interest income, net	2.6	4.4	(40.9%)
Other income (expense), net	1.3	1.7	(23.5%)

Income (loss) before income taxes	(46.6)	41.4	(212.6%)
Provision (benefit) for income taxes	12.1	(1.7)	(811.8%)

Net income (loss)	$(58.7)	$43.1	(236.2%)

Percentage of net revenues:
Gross margin	53.7%	53.5%
SG&A expenses	28.4%	29.4%
R&D	9.5%	9.8%
Operating income (loss)	(10.6%)	8.5%
Effective income tax (benefit) rate	26%	(4%)

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005

Charge included in income (loss) before income taxes	$(123.3)	$(23.7)
Benefit for income taxes	(11.7)	(20.6)

We reported a net loss in the first quarter of fiscal 2007 compared to net income in the first quarter of fiscal 2006. This decrease primarily resulted from the previously described events impacting comparability and higher operating expenses, partially offset by higher net revenues. The net effect of foreign currency on our net loss in the first quarter of fiscal 2007 was a benefit of approximately $3 million.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three months ended September 30:

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005	% Increase/ (Decrease)

DNA Sequencing	$131.5	$124.9	5%
% of total revenues	28%	30%
Real-Time PCR/Applied Genomics	158.1	121.7	30%
% of total revenues	33%	29%
Mass Spectrometry	116.0	97.3	19%
% of total revenues	24%	24%
Core PCR & DNA Synthesis	46.2	47.4	(3%	)
% of total revenues	10%	11%
Other Product Lines	24.5	24.2	1%
% of total revenues	5%	6%

Total	$476.3	$415.5	15%

Net revenues, which include the favorable effects of foreign currency, increased in the first quarter of fiscal 2007 compared with the prior year quarter. Revenues for the first quarter of fiscal 2007 included a favorable impact of approximately 4% related to the Ambion acquisition, which was effective March 1, 2006. The effect of foreign currency increased net revenues in the first quarter of fiscal 2007 by approximately 1% as compared to the first quarter of fiscal 2006.

•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of consumables products, in part due to the acquisition of Ambion. Sales of PCR reagents, human identification products used in forensics, and TaqMan® Gene Expression Assays products used in academic, clinical research and agricultural biotechnology settings, also contributed significantly to the product category growth. Additionally, instrument revenues increased due to higher sales of low throughput real-time PCR instruments.

•	Mass Spectrometry revenue growth was led by sales of API triple quad, Q TRAP®, and MALDI TOF/TOF systems, as well as increased service revenue.

Revenue by sources

The following table sets forth the Applied Biosystems group’s revenues by sources for the three months ended September 30:

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005	% Increase/ (Decrease)

Instruments	$196.8	$171.0	15.1%
Consumables	192.7	166.1	16.0%
Other sources	86.8	78.4	10.7%

Total	$476.3	$415.5	14.6%

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued

Instruments

For the first quarter of fiscal 2007, instrument revenues increased from the prior year quarter primarily due to higher sales in both the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories. Contributing to the increased sales in the Mass Spectrometry category were the API triple quad, Q TRAP, and MALDI TOF/TOF systems. The Real-Time PCR/Applied Genomics category increased primarily as a result of higher sales of low throughput real-time PCR instruments for core research and applied market applications.

Consumables

The increase in consumables sales in the first quarter of fiscal 2007 primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales. These sales increased primarily as a result of the acquisition of Ambion, higher sales of PCR reagents, human identification products used in forensics, and TaqMan Gene Expression Assays products.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the first quarter of fiscal 2007 primarily due to higher service and support and contract research revenues.

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three months ended September 30:

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005	% Increase/ (Decrease)

United States	$218.7	$199.7	9.5%
Europe	149.3	128.6	16.1%
Asia Pacific	86.6	72.7	19.1%
Latin America and other markets	21.7	14.5	49.7%

Total	$476.3	$415.5	14.6%

The effect of foreign currency increased revenues by approximately 3% in Europe and decreased revenues by approximately 1% in Asia Pacific during the first quarter of fiscal 2007 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 13% in Europe primarily as a result of sales of API triple quad systems, Ambion products, genetic analyzers, TaqMan Gene Expression Assays products, and human identification products used in forensics. Sales in the U.S. increased primarily due to sales of Ambion products, Real Time PCR instruments and consumables, MALDI TOF/TOF systems, TaqMan Gene Expression Assays products, Q TRAP systems, and human identification products. This growth was partially offset by lower sales of API triple quad systems and DNA Sequencing consumables. During the first quarter of fiscal 2007, revenues in Japan, which are included in total revenues for Asia Pacific, increased approximately 9% as compared to the prior year quarter due primarily to higher sales of API triple quad systems, Ambion products, Q TRAP systems, and DNA Sequencing consumables, which were partially offset by unfavorable foreign currency effects of approximately 2% and lower sales of MALDI TOF/TOF systems and high throughput genetic analyzers. Revenues in other Asia Pacific countries increased by approximately 34% as compared to the prior year quarter. This increase was primarily due to sales of low throughput Real Time PCR instruments, API triple quad systems, Q TRAP systems, and both high throughput and low to medium throughput genetic analyzers.

Gross margin, as a percentage of net revenues, increased for the first quarter of fiscal 2007 over the prior year quarter due primarily to the favorable effects of foreign currency, revised estimates related to a third party profit sharing arrangement, improvements made in the oligo manufacturing process, and improved service margins, partially offset by increased royalty expenses as a result of recent settlement agreements. The improvement in service margins was primarily driven by efficiencies and growth in the volume of service contracts, as well as increased pricing on selected billable parts and service contracts.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

SG&A expenses for the first quarter of fiscal 2007 increased compared to the prior year quarter due primarily to higher employee-related costs, including sales commissions, of approximately $9 million, operating and integration costs related to our acquired businesses of approximately $8 million, and strategic investments of approximately $2 million to support growth in Europe and China. This increase was partially offset by lower legal expenses of approximately $9 million, including a reversal of a $5 million accrual related to settled litigation.

R&D expenses increased in the first quarter of fiscal 2007 from the prior year quarter primarily as a result of costs related to our acquired businesses and for the U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006.

Interest income, net decreased during the first quarter of fiscal 2007 as compared to the prior year quarter due to lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates. The lower cash and cash equivalents and short-term investments were primarily as a result of share repurchase activity during fiscal 2006, the acquisition of Ambion in March 2006, and the acquisition of APG in July 2006.

The effective tax rate in the first quarter of fiscal 2007 was an expense compared to a benefit in the first quarter of fiscal 2006. This change was primarily due to the previously described events impacting comparability and, in particular, the charge for acquired IPR&D in the first quarter of fiscal 2007 which does not generate a tax benefit and the resolution of transfer pricing matters in Japan in the first quarter of fiscal 2006.

Applied Biosystems Group

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $284.1 million at September 30, 2006, and $373.9 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at September 30, 2006. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, acquisitions, share repurchases, and dividends for the next twelve months and for the foreseeable future.

In July 2005, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. In addition, in January 2006, we announced that our board of directors authorized the repurchase of up to 5 million shares of Applera-Applied Biosystems stock. We completed both of these supplemental repurchase authorizations in fiscal 2006. These authorizations supplement the board’s existing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Applied Biosystems group and the Celera Genomics group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

(Dollar amounts in millions)	September 30, 2006	June 30, 2006

Cash and cash equivalents	$262.7	$373.9
Short-term investments	21.4

Total cash and cash equivalents and short-term investments	$284.1	$373.9
Working capital	414.1	439.5

Cash and cash equivalents decreased from June 30, 2006, as cash expenditures for the acquisition of APG, the purchase of capital and other assets, net of sales, and the payment of dividends, exceeded cash generated from operating activities and proceeds from stock issuances. Net cash flows of continuing operations for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2006	2005

Net cash from operating activities	$23.0	$50.5
Net cash from investing activities	(157.0)	(54.7)
Net cash from financing activities	17.5	(173.9)
Effect of exchange rate changes on cash	5.3	(2.3)

Operating activities:

Net cash from operating activities of continuing operations for the first quarter of fiscal 2007 was $27.5 million lower than in the first quarter of fiscal 2006. This decrease resulted primarily from a higher use of cash due primarily to a higher use of cash in prepaid expenses and other assets and a lower decrease in accounts receivable in the first quarter of fiscal 2007. The higher use of cash in prepaid expenses and other assets primarily resulted from the timing of the receipts of dividends and distributions and a non-trade receivable related to joint venture activities. The lower decrease in accounts receivables resulted from lower beginning of period trade receivables balances. The Applied Biosystems group’s days sales outstanding was 55 days at September 30, 2006, compared to 54 days at June 30, 2006 and 60 days at September 30, 2005. This decrease resulted primarily from strong collections activity. Inventory on hand was 2.9 months at September 30, 2006, compared to 2.4 months at June 30, 2006.

Investing activities:

The first three months of fiscal 2007 included higher purchases, net of sales, of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs, as described in Note 3 to our condensed consolidated financial statements.

Financing activities:

The first quarter of fiscal 2007 included one dividend payment on Applera-Applied Biosystems stock. Dividends were declared but not paid in the first quarter of fiscal 2006. During the first three months of fiscal 2006, we repurchased 9.3 million shares of Applera-Applied Biosystems stock for $201.2 million. In the first quarter of fiscal 2007, we received lower proceeds from stock issued for stock plans than in the first quarter of fiscal 2006. In the first quarter of fiscal 2006, the Applied Biosystems group paid $4.5 million to the Celera Genomics group for the funding of the Celera Diagnostics’ capital expenditures and working capital requirements.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Celera Genomics Group

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005	% Increase/ (Decrease)

Net revenues	$10.2	$9.2	10.9%
Cost of sales	3.8	4.4	(13.6%	)

Gross margin	6.4	4.8	33.3%
R&D	13.2	29.5	(55.3%	)
SG&A expenses	7.2	9.9	(27.3%	)
Amortization of purchased intangible assets		0.7	(100.0%	)
Employee-related charges, asset impairments and other	3.5
Asset dispositions and legal settlements		0.7	(100.0%	)

Operating loss	(17.5)	(36.0)	(51.4%	)
Gain on investments, net		4.5	(100.0%	)
Interest income, net	6.5	5.3	22.6%
Other income (expense), net	0.1

Loss before income taxes	(10.9)	(26.2)	(58.4%	)
Benefit for income taxes	3.8	9.5	(60.0%	)

Net loss	$(7.1)	$(16.7)	(57.5%	)

Effective income tax benefit rate	35%	36%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005

Income (charge) included in income before income taxes	$(3.5)	$3.8
Provision (benefit) for income taxes	(1.2)	1.4

Effective January 1, 2006, the Celera Genomics group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. Prior to that date, the Celera Genomics group accounted for its interest in the Celera Diagnostics joint venture under the equity method of accounting and included 100 percent of the losses of Celera Diagnostics in its statement of operations as “Loss from joint venture”. Additionally, the Celera Genomics group recorded 100 percent of net losses at Celera Diagnostics. The Celera Genomics group’s historical results have been restated for comparative purposes to reflect this transaction. However, the acquisition did not affect the Celera Genomics group’s net loss for the prior period presented.

The lower net loss in the first quarter of fiscal 2007 compared to the prior year quarter primarily resulted from lower R&D and SG&A expenses, partially offset by the previously described events impacting comparability.

Reported revenues for the Celera Genomics group are comprised of product sales, equalization payments, and license and collaborative revenues. Product sales consist primarily of shipments to our partner, Abbott Laboratories, at cost. Revenue from items that are outside of the alliance with Abbott are also reported in this category. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of each partner.

Reported revenues increased in the first quarter of fiscal 2007 compared to the prior year quarter primarily due to a higher equalization payment and increased diagnostic-related licensing revenues. The first quarter of fiscal 2006 included $2.1 million of revenues from the discontinued Online/Information and Paracel businesses.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

The increase in gross margin in the first quarter of fiscal 2007 was primarily attributable to a higher equalization payment and increased licensing and collaborative revenues, both of which had no associated cost of sales.

Both R&D and SG&A expenses decreased in the first quarter of fiscal 2007 compared to the prior year quarter primarily due to the decision to exit small molecule drug discovery and development and the discontinuation of the Online/Information Business.

Interest income, net increased during the first quarter of fiscal 2007 as compared to the prior year quarter primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

The decrease in the effective income tax benefit rate for the first quarter of fiscal 2007 compared to the prior year quarter was primarily attributable to the expiration of R&D tax credits in the U.S.

Supplemental information

	Three Months Ended September 30,

(Dollar amounts in millions)	2006	2005

Equalization revenue, net	$4.6	$3.2
End-user revenues	25.8	17.8

End-user revenues included products sold through the alliance with Abbott and revenues from our unpartnered new genetic tests. Increased sales of Human Immunodeficiency Virus (“HIV”) and HCV RealTime™ viral load assays used on the m2000™ system, cystic fibrosis ASRs, and the ViroSeq® HIV-1 Genotyping System all contributed to the year-over-year growth. The first quarter of fiscal 2006 included $1.7 million in end-user revenues from a low resolution human leukocyte antigen (“HLA”) product line that was removed from the alliance in December 2005.

Celera Genomics Group

Discussion of Financial Resources and Liquidity

The Celera Genomics group had cash and cash equivalents and short-term investments of $566.4 million at September 30, 2006, and $569.5 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at September 30, 2006.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera Genomics group’s normal operating cash flow needs and planned capital expenditures for the next twelve months and for the foreseeable future.

Our board of directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Celera Genomics group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

(Dollar amounts in millions)	September 30, 2006	June 30, 2006

Cash and cash equivalents	$20.3	$60.3
Short-term investments	546.1	509.2

Total cash and cash equivalents and short-term investments	$566.4	$569.5
Working capital	578.8	578.9

Cash and cash equivalents decreased from June 30, 2006, as the amount expended on operations, the purchase of capital assets, and the purchases of available for sale investments, net of sales and maturities, exceeded proceeds from stock issuances. Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2006	2005

Net cash from operating activities	$(14.3)	$(43.9)
Net cash from investing activities	(34.9)	59.2
Net cash from financing activities	9.2	9.0

Operating activities:

Net cash used by operating activities for the first three months of fiscal 2007 was $29.6 million lower than the first three months of fiscal 2006. The lower use of cash resulted primarily from lower net cash operating losses and lower working capital requirements in fiscal 2007. In the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, working capital benefited primarily from a lower decrease in accounts payable and other liabilities and higher proceeds from accounts receivable in fiscal 2007. The lower decrease in accounts payable and other liabilities was due in part to lower employee-related costs due to the decisions to exit small molecule drug discovery and development and discontinue the Online/Information business. The higher proceeds in accounts receivable was primarily due to the collection of receivables in the first quarter of fiscal 2007 related to the sale of some of the small molecule drug discovery and development programs.

Investing activities:

Net cash from investing activities for the first three months of fiscal 2007 decreased compared to the first three months of fiscal 2006 due primarily to higher purchases of available for sale investments in the first quarter of fiscal 2007 and proceeds received on the sale of a non-strategic investment in fiscal 2006.

Financing activities:

In the first quarter of fiscal 2007, we received higher proceeds from stock issued for stock plans. In the first quarter of fiscal 2006, the Celera Genomics group received $4.5 million from the Applied Biosystems group related to the funding of the Celera Diagnostics’ capital expenditures and working capital requirements.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At September 30, 2006, we recorded in our condensed consolidated financial statements a net asset of $2.1 million related to these forward and option contracts, compared with a net liability of $0.2 million at June 30, 2006. This increase was primarily attributed to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of September 30, 2006. Assuming a hypothetical 10% adverse change in currency rates relative to the U.S. dollar as of September 30, 2006, we calculated a hypothetical after-tax loss of $20.2 million, as compared to a hypothetical after-tax loss of $12.3 million at June 30, 2006. Our analysis included the change in the value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

liabilities. However, our analysis excluded the impact of translation of foreign currency forecasted revenues and intercompany transactions. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

For further information on our market risks, refer to the discussion contained in the management’s discussion and analysis section of our 2006 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

Outlook

The outlook below for the Applied Biosystems group contains non-GAAP financial measures, both historical and forward-looking, and including earnings per share and operating margin adjusted to exclude some costs, expenses, gains and losses and other specified items. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from non-GAAP financial measures used by other companies. Among the items included in GAAP earnings but excluded for purposes of determining adjusted earnings or other non-GAAP financial measures that we present are: gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings; asset impairment charges; write-offs of acquired in-process research and development; and amortization of acquired intangibles. In addition, for non-GAAP financial measures, we have also excluded the allocation of interperiod taxes and intercompany sales. We believe the presentation of non-GAAP financial measures provides useful information to management and investors regarding various financial and business trends relating to our financial condition and results of operations, and that when GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for GAAP financial measures. To the extent this report contains historical non-GAAP financial measures, we have also provided corresponding GAAP financial measures for comparative purposes. However, in the case of forward-looking non-GAAP financial measures, we have not provided corresponding forward-looking GAAP financial measures because these measures are not accessible to us. We cannot predict the occurrence, timing, or amount of all non-GAAP items that we exclude from our non-GAAP financial measures but which could potentially be significant to the calculation of our GAAP financial measures for future fiscal periods.

Applied Biosystems Group

The Applied Biosystems group believes that its fiscal year 2007 outlook and financial performance will be affected by, among other things: the introduction and adoption of new products; the level of commercial investments in life science R&D; the level of government funding for life science research; the outcome of pending litigation matters; competitive product introductions and pricing; and the continued integration of Ambion-related products.

Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2007.

•

The Applied Biosystems group expects mid to high single digit revenue growth for fiscal 2007. This outlook includes the full fiscal year impact from the March 2006 acquisition of Ambion and the impact of currency.

•

The Applied Biosystems group anticipates revenue growth in the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories and revenue declines in the Core PCR and DNA Sequencing and Other Product Lines. Revenues in the DNA Sequencing product category are expected to approximately equal those in fiscal 2006.

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Quarterly year-over-year revenue changes may be different from our annual expectations due to a variety of factors, including the timing of customer orders and disbursements of government funding.

•	The Applied Biosystems group expects the effective tax rate to be approximately 31%.
•

The Applied Biosystems group expects non-GAAP EPS to increase at a rate slightly below the annual revenue growth rate. Excluding the impact of the Agencourt acquisition, the incremental impact of stock based compensation, and the increase in the effective tax rate, the Applied Biosystems group believes that non-GAAP EPS would increase at a low double digit rate over the fiscal 2006 level. The total impact of these three items on fiscal 2007 non-GAAP EPS is expected to be approximately $0.12.

•	The total pre-tax impact of SFAS No. 123R (accounting for stock based compensation) in fiscal 2007 is expected to be approximately $15 million, with an EPS impact of approximately $0.05.

The Applied Biosystems group anticipates that year-over-year revenue growth rates will be higher in the first three quarters of the fiscal year than in the fourth quarter primarily due to the acquisition of Ambion in March 2006. The Applied Biosystems group also expects that the third quarter year-over-year non-GAAP EPS growth rate will be negatively impacted due to income from licensing fees and royalties associated with a litigation settlement in the third quarter of fiscal 2006.

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.

Celera Genomics Group

The Celera Genomics group anticipates that its fiscal 2007 financial performance will be affected by, among other things, continued growth in demand for current and new diagnostic products and potential revenue from technology licenses and collaborations. Subject to the inherent uncertainty associated with these factors, the Celera Genomics group has the following expectations regarding its financial performance for fiscal 2007:

•	Total reported revenues are anticipated to be $40 to $45 million, including revenues from licensing and collaborations, which are anticipated to be $8 to $12 million.
•	Reported R&D expenses are anticipated to be $55 to $65 million, and SG&A expenses are anticipated to be $30 to $35 million.
•	Net loss from operations is anticipated to be $28 to $35 million.
•

The Celera Genomics group expects to consume approximately $35 to $45 million in cash and short-term investments to fund operations, anticipated growth in placements of the m2000 system, and cash costs related to the fiscal 2006 restructuring. This does not include any proceeds that might be received from the sale of the Celera Genomics group’s small molecule facilities in South San Francisco, CA.

•	Total end-user revenues recognized through the Celera Genomics group’s alliance with Abbott and total revenue from unpartnered new genetic tests are anticipated to be $105 to $115 million.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our Applied Biosystems group and Celera Genomics group businesses include, but are not limited to, those described below under the headings “Risks Relating to the Applied Biosystems Group” and “Risks Relating to the Celera Genomics Group.” We note that our businesses could be affected by other factors that we have not disclosed because we think they are immaterial. Also, there may be additional risks and uncertainties that could affect our businesses but which are not currently known to us.

Owners of Applera-Applied Biosystems stock and Applera-Celera stock are also subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Item 1A of Part I of our 2006 Annual Report on Form 10-K under the heading “Risks Factors – Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

Risks Relating to the Applied Biosystems Group

Rapidly changing technology in life sciences could make the Applied Biosystems group’s product line obsolete unless it continues to develop and manufacture new and improved products and services, and pursue new market opportunities. A significant portion of the net revenues for the Applied Biosystems group each year is derived from products and services that did not exist in the prior year. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, and evolving industry standards. The Applied Biosystems group’s future success depends on its ability to continually improve its current products and services, develop and introduce, on a timely and cost-effective basis, new products and services that address the evolving needs of its customers, and pursue new market opportunities that develop as a result of technological and scientific advances in life sciences. These new market opportunities may be outside the scope of the Applied Biosystems group’s proven expertise or in areas which have unproven market demand, and the utility and value of new products and services developed by the Applied Biosystems group may not be accepted in the markets served by the new products. This includes, for example, new products under development for the clinical diagnostics market, which are described in the immediately following paragraph. The inability to gain market acceptance of new products and services could harm the Applied Biosystems group’s future operating results. The Applied Biosystems group’s future success also depends on its ability to manufacture these improved and new products to meet customer demand in a timely and cost-effective manner, including its ability to resolve in a timely manner manufacturing issues that may arise from time to time as the Applied Biosystems group commences production of these complex products. Unanticipated difficulties or delays in replacing existing products and services with new products and services or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for the Applied Biosystems group’s products and services and its future operating results.

The Applied Biosystems group may not successfully develop instruments for use in the clinical diagnostics market, and even if it does develop these products they may not receive needed regulatory clearances or approvals and the Applied Biosystems group may not be able to manufacture these products in accordance with regulatory requirements. The Applied Biosystems group intends to commit significant resources to the development of instruments for use in the clinical diagnostics market. Although the Applied Biosystems group has experience in developing and commercializing instrumentation for the life science research market, the Applied Biosystems group has only limited prior experience with products of any type for use in the regulated clinical diagnostics market. This is an emerging business area for the Applied Biosystems group, and the Applied Biosystems group may not have or be able to obtain the necessary expertise

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

to successfully develop instruments for use in this market. In addition, in the U.S. and other countries, instruments cannot be marketed for clinical diagnostics use until they first receive regulatory clearance or approval. The regulatory review and clearance or approval process can be time consuming and require substantial expense and may not be successful. Even if the Applied Biosystems group obtains regulatory clearance or approval for an instrument for use in the clinical diagnostics market, the manufacture, sale, and distribution of that product may be subject to ongoing regulatory requirements. The inability to comply with these requirements could cause the Applied Biosystems group to suspend the manufacture or sale of these products and delay or prevent the Applied Biosystems group from generating revenues from the sale of these products.

The Applied Biosystems group relies on other companies for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to the business or operations of the Applied Biosystems group, including the bankruptcy of the manufacturer or supplier. Although the Applied Biosystems group has its own manufacturing facilities, and generally believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it could take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be harmed. For example, Delphi Medical Systems Texas Corporation, a supplier of some instruments, parts, and components to the Applied Biosystems group under a manufacturing and supply contract, filed a petition in the United States Bankruptcy Court on October 8, 2005, seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. Since the filing of the bankruptcy petition, Delphi has continued to supply instruments, parts, and components to the Applied Biosystems group under the contract, but Delphi recently informed the Applied Biosystems group that it does not intend to continue performing under the contract after approximately May 2007. The Applied Biosystems group intends to use its own existing manufacturing facilities to replace the supply of some critical items that it has been purchasing from Delphi, and it is evaluating the use of new suppliers for other critical items and is seeking to mitigate potential supply issues by increasing inventory of some critical items. However, it is uncertain whether the Applied Biosystems group will be able to transition the manufacture of these items to its own facilities, or hire new suppliers on acceptable terms, and whether it will be able to do so as quickly as needed. Also, the Applied Biosystems group does not expect to replace the supply of all items purchased from Delphi and accordingly some of its older, low demand products will be discontinued earlier than originally planned.

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

A substantial portion of the Applied Biosystems group’s sales is to customers at universities or research laboratories whose funding is dependent on both the amount and timing of funding from government sources. As a result, the timing and amount of revenues from these sources may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to previous years and has declined in some countries, and some grants have been frozen for extended periods or otherwise become unavailable to various institutions, sometimes without advance notice. Budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. If government funding necessary to purchase the Applied Biosystems group’s products were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, the Applied Biosystems group’s business could be harmed.

The Applied Biosystems group is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and it may need to obtain licenses to intellectual property from others. The

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applied Biosystems group believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and the Applied Biosystems group cannot be sure that it will prevail in any of these actions. An adverse determination in some of the Applied Biosystems group’s current legal actions, particularly the cases described below, could harm our business and financial condition.

The Applied Biosystems group’s products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, because patent litigation is complex and the outcome inherently uncertain, the Applied Biosystems group’s belief that its products do not infringe valid and enforceable patents owned by others could be successfully challenged. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of others, and they could bring a claim against the Applied Biosystems group asserting that the Applied Biosystems group had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated those technologies into the Applied Biosystems group’s products. Due to these factors, there remains a constant risk of intellectual property litigation and other legal actions, which could include antitrust claims, affecting the Applied Biosystems group. The Applied Biosystems group has been made a party to litigation and has been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. These actions currently include the legal proceedings described in the following paragraph, some of which, if determined adversely, could harm our business and financial condition. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group may not be able to obtain these licenses or other rights on commercially reasonable terms, or at all. In some situations settlement of claims may require an agreement to cease allegedly infringing activities.

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

These cases are described in further detail in Part I, Item 3, of our 2006 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

services as a result and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera Genomics group.

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

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 55% of the Applied Biosystems group’s net revenues for our 2006 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

The future growth of the Applied Biosystems group depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on the Applied Biosystems group’s financial condition and operating results. If these types of transactions are pursued, it may be difficult for the Applied Biosystems group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by the Applied Biosystems group may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $25.9 million during our 2002 fiscal year and $4.5 million during our 2005 fiscal year in relation to the Celera Genomics group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our 2006 fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to the Celera Genomics group’s acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $26.4 million related to the Celera Genomics group’s decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera Genomics group. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

The Applied Biosystems group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. In addition, the Applied Biosystems group’s online products and services are complex and sophisticated, and as such, could contain data, design, or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If the Applied Biosystems group fails to maintain and further develop the necessary computer capacity and data to support its computational needs and its customers’ access to information-based product and service offerings, it could experience a loss of or delay in revenues or market acceptance. In addition, any sustained disruption in Internet access provided by other companies could harm the Applied Biosystems group.

The Applied Biosystems group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Applied Biosystems. The Applied Biosystems group’s research and development and manufacturing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Applied Biosystems group’s products are hazardous materials or include hazardous materials. The Applied Biosystems group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Applied Biosystems group could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. In addition, the Applied Biosystems group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Applied Biosystems group fails to comply with any of these laws, regulations, or permits, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm the Applied Biosystems group’s business and financial condition.

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

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Risks Relating to the Celera Genomics Group

The Celera Genomics group has incurred net losses to date and may not achieve profitability. The Celera Genomics group has accumulated net losses of approximately $863 million as of September 30, 2006. These cumulative losses are expected to increase as the Celera Genomics group continues to make investments in new technology and diagnostic product discovery and development, and therapeutic target discovery. As an early stage business, the Celera Genomics group faces significant challenges in expanding its business operations. As a result, the Celera Genomics group may not be able to achieve profitable operations when expected, if at all.

The Celera Genomics group’s diagnostics business is substantially dependent on a strategic alliance agreement with Abbott Laboratories. The Celera Genomics group entered into this agreement with Abbott for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based, or molecular, diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within the Celera Genomics group’s control. Future strategic alliances, if any, with other companies are likely to be subject to similar terms and conditions.

The Celera Genomics group’s diagnostic product business is dependent on entering into other collaborations, alliances, and similar arrangements with other companies. The Celera Genomics group’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into these types of arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Although the Celera Genomics group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with Celera Genomics, or may not be interested in doing so on terms that we consider acceptable.

The Celera Genomics group lacks the capability to develop or commercialize therapeutic products. Although the Celera Genomics group continues to conduct therapeutic target discovery research, it lacks the personnel or other resources necessary to develop any potential therapeutic products for those targets, to conduct clinical trials, or to manufacture, market or sell therapeutic products As a result, for the foreseeable future the Celera Genomics group expects that it will be able to develop, or participate in the development of, therapeutic products for targets that it discovers and validates only by collaborating with other companies or by licensing validated targets to other companies. The Celera Genomics group may be unsuccessful in discovering and validating therapeutic targets to enable it to form these collaborations or enter into these licenses and, if applicable, receive license, milestone and/or royalty payments from collaborators or licensees. Other companies may not be interested in entering into these relationships with the Celera Genomics group, or may not be interested in doing so on terms that we consider acceptable.

The Celera Genomics group’s diagnostics business, and its commercialization of discovered therapeutic targets, could be harmed if collaborators or licensees fail to perform under their agreements with the Celera Genomics group or if they terminate those agreements. Each of the Celera Genomics group’s existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by the Celera Genomics group’s collaborators and licensees are generally not within the Celera Genomics group’s control. The Celera Genomics group expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, the Celera Genomics group’s collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner or at all, the development or commercialization of diagnostic or therapeutic products may be delayed or prevented. If the Celera Genomics group assumes responsibilities for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, the Celera Genomics

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

group may be required to devote additional resources to product development and commercialization or the Celera Genomics group may need to cancel some development programs. If a collaboration, license, or other agreement for a therapeutic program is terminated, the Celera Genomics group would not be able to assume responsibility for the continued development of that program because it lacks the resources for therapeutic product development, and the only way it could continue that program would be to find another collaborator or licensee.

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

For some of the Celera Genomics group’s diagnostic research and product development programs and therapeutic target discovery research programs, the Celera Genomics group needs access to human tissue and/or blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. The Celera Genomics group may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If the Celera Genomics group loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and the Celera Genomics group’s business could be harmed.

Our diagnostic product candidates may never result in a commercialized product. Most of the Celera Genomics group’s diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by the Celera Genomics group or its collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations.

If the Celera Genomics group or its collaborators or licensees fail to satisfy regulatory requirements for any diagnostic product candidate, the Celera Genomics group or its collaborators or licensees may be unable to complete the development and commercialization of that product. The Celera Genomics group is currently developing its internal capability to move potential diagnostic products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either the Celera Genomics group or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of the Celera Genomics group’s or its collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If the Celera Genomics group or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials, and the Celera Genomics

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

group or its collaborators or licensees may not be able to show sufficient safety and effectiveness in their clinical trials to allow them to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful.

The U.S. Food and Drug Administration has issued a draft interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business. In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations, the Celera Genomics group’s current ASR products may not meet the regulatory definition of an ASR. If this were to occur, the Celera Genomics group or its alliance partner Abbott Laboratories might have to stop selling these ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent the Celera Genomics group or its collaborators or licensees from developing any new products that would qualify as ASRs.

Even if the Celera Genomics group or its collaborators or licensees obtain regulatory clearance or approval for a particular diagnostic product, that product will remain subject to ongoing regulatory requirements, and our inability to meet these requirements could prevent or require us to suspend commercialization of a product. The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the U.S. Food and Drug Administration’s Quality System Regulation. The occurrence of manufacturing problems for any product, including the inability to comply with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent the Celera Genomics group from generating revenues from the sale of any affected diagnostic product.

Clinical trials of diagnostic product candidates may not be successful. Potential clinical trials may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of the Celera Genomics group’s or its collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value.

Collaborators or licensees may never successfully develop and commercialize therapeutic product candidates. The development and commercialization of therapeutic products by collaborators or licensees is highly uncertain and subject to a number of significant risks. Therapeutic product candidates that appear to be promising at early stages of development may later be found to be unsafe, ineffective, or to have limited medical value. These product candidates must undergo expensive and time consuming clinical trials to determine whether they are safe and effective, and then they are subject to a lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive regulatory approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations. Accordingly, the Celera Genomics group may not receive any license, milestone, royalty, or other payments or any other benefit from collaboration, license, or similar agreements for the development of therapeutic products based on targets identified and validated by the Celera Genomics group.

The Celera Genomics group lacks sales capability in the clinical diagnostics market. The Celera Genomics group currently lacks a sales organization for its diagnostic products. Accordingly, its ability to successfully sell these products depends on its ability to develop a sales organization, work with Abbott Laboratories under the existing strategic alliance agreement that is described above, work with another distributor, or pursue a combination of these alternatives. In

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

jurisdictions where the Celera Genomics group uses others as distributors for its diagnostic products, its success in marketing these products depends to a great extent on the efforts of the distributors.

The Celera Genomics group has limited manufacturing experience and capability for its diagnostic products and may encounter difficulties expanding the operations of its diagnostic products business. If diagnostic product sales or clinical trial usage needs increase, the Celera Genomics group may have to increase the capacity of its diagnostic product manufacturing processes and facilities or rely on its collaborators, if any, in this field of business. The Celera Genomics group may encounter difficulties in scaling-up diagnostic product manufacturing processes and may be unsuccessful in overcoming these difficulties. In these circumstances, the Celera Genomics group’s ability to meet diagnostic product demand or clinical trial usage needs may be impaired or delayed.

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

The Celera Genomics group’s diagnostic product manufacturing operations are located in a facility in Alameda, California. The Celera Genomics group expects to operate its diagnostic product manufacturing out of this facility for the foreseeable future, and it lacks alternative production plans in place or alternative facilities available should its existing manufacturing facility cease to function. Accordingly, the Celera Genomics group’s diagnostic product business could be harmed by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders or clinical trial usage needs on a timely basis.

Single suppliers or a limited number of suppliers provide key components of the Celera Genomics group’s diagnostic products. If these suppliers fail to supply these components, the Celera Genomics group may be unable to satisfy product demand or clinical trial usage needs. Several key components of the Celera Genomics group’s products come from, or are manufactured for the Celera Genomics group by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, fluorescent dyes, phosphoramadites, and oligonucleotides. The Celera Genomics group acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply the Celera Genomics group with specified quantities over any set period of time or set aside part of its inventory for the Celera Genomics group’s forecasted requirements. The Celera Genomics group has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, to maintain compliance with the U.S. Food and Drug Administration’s Quality System Regulation, the Celera Genomics group must verify that its suppliers of key components are in compliance with all applicable U.S. FDA regulations. The Celera Genomics group believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If the Celera Genomics group’s diagnostic product sales increase beyond forecasted levels, or if its suppliers are unable or unwilling to supply items on commercially acceptable terms or comply with regulations applicable to manufacturing of the Celera Genomics group’s diagnostic products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand or clinical trial usage needs.

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

The Celera Genomics group’s collaborations with outside experts may be subject to restriction and change. The Celera Genomics group collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to the Celera Genomics group’s research and development efforts. These advisors and collaborators are not employees of the Celera Genomics group and may have other commitments that limit their availability to the Celera Genomics group. Although they generally agree not to do competing work, if a conflict of interest arises between their

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

work for the Celera Genomics group and their work for another company or institution, the Celera Genomics group may lose the services of these experts. In addition, although the Celera Genomics group’s advisors and collaborators sign agreements not to disclose the Celera Genomics group’s confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including the Celera Genomics group’s competitors, through them.

The diagnostics industry is intensely competitive and evolving. There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. The Celera Genomics group is aware of competitors who are engaged in research and development projects that address the diseases that the Celera Genomics group is targeting. These companies may:

•	develop new diagnostic products in advance of the Celera Genomics group or its collaborators or licensees;
•	develop products that are more effective diagnostic products, or more cost-effective, than those developed by the Celera Genomics group or its collaborators or licensees;
•	obtain regulatory clearances or approvals of their diagnostic products more rapidly than the Celera Genomics group or its collaborators or licensees; or
•

obtain patent protection or other intellectual property rights that would limit the ability of the Celera Genomics group or its collaborators or licensees to develop and commercialize diagnostic products, or that would limit the ability of customers to use those products.

The Celera Genomics group’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with the diagnostic products offered by the Celera Genomics group or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as the Celera Genomics group’s or its collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by the Celera Genomics group or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than the Celera Genomics group, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by the Celera Genomics group or its collaborators or licensees for use in the testing of the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by the Celera Genomics group or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

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

The Celera Genomics group’s diagnostic products may not be fully accepted by physicians and laboratories. The growth and success of the Celera Genomics group’s diagnostics business depends on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. The Celera Genomics group expects that most of its diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by doctors and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by doctors and clinicians for these purposes is relatively new. Doctors and clinicians may not want to use the Celera Genomics group’s products designed for these purposes.

Even if genetic testing is accepted as a method to manage healthcare, the Celera Genomics group’s diagnostic products may not be accepted in the clinical diagnostics market. If genetic testing becomes widely accepted in the clinical diagnostics market, the Celera Genomics group cannot predict the extent to which doctors and clinicians may be willing

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

to use the Celera Genomics group’s diagnostic products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as the Celera Genomics group’s products.

If insurance companies and other third-party payors do not reimburse doctors and patients for the Celera Genomics group’s diagnostic tests, its ability to sell its products to the clinical diagnostics market will be impaired. Sales of the Celera Genomics group’s diagnostic products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the U.S., managed care organizations, and private insurance plans. Physicians’ recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other third-party payors. Third-party payors are increasingly attempting to contain healthcare costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered “reasonably necessary” for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of the Celera Genomics group’s diagnostic products. This could limit the ability of the Celera Genomics group to sell its diagnostic products, cause the Celera Genomics group to reduce the prices of its products, or otherwise harm the Celera Genomics group’s operating results.

Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process. The Celera Genomics group must provide scientific and clinical support for the use of each of its diagnostic products to each payor separately with no assurance that they will provide their approval for reimbursement. This process can delay the broad market introduction of new products and could have a negative effect on the Celera Genomics group’s revenues and operating results.

Introduction of new diagnostic and therapeutic products may expose the Celera Genomics group to product liability claims. New products developed by the Celera Genomics group or its collaborators or licensees could expose the Celera Genomics group to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic and therapeutic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors caused by a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera Genomics group to spend significant time and money in litigation and to pay significant damages. Although the Celera Genomics group expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic and therapeutic products, it may not be able to obtain the insurance on commercially reasonable terms, if at all, or it may not be able to obtain coverage in an amount that will be adequate to cover losses from any particular claim. Also, although the Celera Genomics group expects that it will be involved in the commercialization of therapeutic products only through other companies who develop and market those products under collaboration, license, or similar agreements, the Celera Genomics group could be indirectly exposed to product liability claims under applicable laws or regulations or due to the terms and conditions of those agreements.

The Celera Genomics group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to the Celera Genomics group. The Celera Genomics group’s diagnostic and therapeutic research and development activities, and diagnostic manufacturing activities, involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Celera Genomics group’s diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. The Celera Genomics group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Celera Genomics group could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, the Celera Genomics group could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. The Celera Genomics group could be held similarly responsible for the actions of its other collaborators or licensees. In addition, the Celera Genomics group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use,

Back to Index

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Celera Genomics group fails to comply with any of these laws, regulations, or permits, or if the Celera Genomics group is held indirectly responsible for conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm the Celera Genomics group’s business and financial condition.

The Celera Genomics group’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. The Celera Genomics group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and its collaborators via the Internet. Also, the Celera Genomics group relies on a global enterprise software system to operate and manage its business. The Celera Genomics group’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera Genomics group’s hardware or software malfunctions or access to the Celera Genomics group’s data by the Celera Genomics group’s internal research personnel or collaborators through the Internet is interrupted, the Celera Genomics group’s business could suffer.

The Celera Genomics group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If the Celera Genomics group fails to maintain and further develop the necessary computer capacity and data to support its and its collaborators’ and licensees’ discovery, research, and development activities, including its associated computational needs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm the Celera Genomics group’s business.

The Celera Genomics group’s competitive position depends on maintaining its intellectual property protection. The Celera Genomics group’s ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera Genomics group’s ability to obtain patent protection for the inventions it makes, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Also, future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, the Celera Genomics group may not be aware that others have filed patent applications for inventions covered by the Celera Genomics group’s patent applications and may incorrectly believe that the Celera Genomics group inventors were the first to make the invention. Accordingly, the Celera Genomics group’s patent applications may be preempted or the Celera Genomics group may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S.

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

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of the Celera Genomics group’s or its collaborators’ diagnostic products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if the Celera Genomics group wins, the cost of these proceedings could harm its business, financial condition, and operating results.

The Celera Genomics group may infringe the intellectual property rights of others, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera Genomics group’s success in diagnostic product development and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect the Celera Genomics group’s ability to develop, manufacture, and sell its products.

The Celera Genomics group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others, referred to as interference proceedings. Also, the Celera Genomics group may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against the Celera Genomics group by others alleging that the Celera Genomics group is infringing their rights. The cost to the Celera Genomics group of any patent litigation or proceedings, even if the Celera Genomics group is successful, could be substantial, and these legal actions may absorb significant management time.

If infringement claims against the Celera Genomics group are resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera Genomics group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera Genomics group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by a company making patent infringement claims due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents, or ASRs, manufactured by the Celera Genomics group for Abbott. We have agreed to share the cost of this litigation and any resulting monetary damages, and the case could result in an injunction that prevents us from manufacturing and Abbott from selling this product. In September 2006, a jury ruled against Abbott and found that it willfully infringed the other company’s patent. The court awarded the other company $7 million in damages, but proceedings are pending to determine whether the damage award will be enhanced and whether an injunction will be issued that would prohibit the manufacture and sale of the hepatitis C virus genotyping ASRs.

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera Genomics group’s diagnostic products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of the Celera Genomics group.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera Genomics group’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management from daily operations;
•	difficulties integrating acquired technologies and personnel into the Celera Genomics group’s business;
•	inability to obtain required financing on favorable terms;
•	entry into new markets in which the Celera Genomics group has little previous experience;
•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Celera Genomics group; and
•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for the Celera Genomics group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera Genomics group may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $25.9 million during our 2002 fiscal year and $4.5 million during our 2005 fiscal year in relation to the Celera Genomics group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our 2006 fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to the Celera Genomics group’s acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $26.4 million related to the Celera Genomics group’s decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera Genomics group.

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Celera stock without the approval of the holders of Applera-Celera stock. Any issuances of this nature could be dilutive to holders of Applera-Celera stock.

Earthquakes could disrupt operations in California. The Celera Genomics group has headquarters, research and development, manufacturing, and administrative facilities in Alameda, California. Alameda is located near major California earthquake faults. The ultimate impact of earthquakes on the Celera Genomics group, its significant suppliers, and the general infrastructure is unknown, but operating results could be harmed if a major earthquake occurs.

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

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 42 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 36 of our 2006 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of these disclosure controls and procedures as of the end of the first quarter of our 2007 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. No changes were made to our internal control over financial reporting during the first quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2006 Annual Report on Form 10-K. Set forth below is an update to those disclosures, including specifically a description of the settlement of a previously disclosed case involving Promega Corporation. Also set forth below is a description of the settlement of a case involving Beckman Coulter, Inc., which was previously disclosed in our 2006 10-K. For additional information about our legal proceedings, refer to Note 11 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.

We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2006 10-K as updated by the disclosures in this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2006 10-K under the heading “Commercial Litigation,” as updated by the disclosures in this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera Genomics group.

Promega Corporation filed a patent infringement action against Lifecodes Corporation, Cellmark Diagnostics, Genomics International Corporation, and us in the U.S. District Court for the Western District of Wisconsin on April 24, 2001. The complaint alleged that the defendants infringed Promega’s U.S. Patent Nos. 6,221,598 and 5,843,660, both entitled “Multiplex Amplification of Short Tandem Repeat Loci,” due to the defendants’ sale of forensic identification and paternity testing kits. Promega was seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deemed proper. The defendants answered the complaint on July 9, 2001, and we asserted counterclaims that alleged that Promega was infringing our U.S. Patent No. 6,200,748, entitled “Tagged Extendable Primers and Extension Products,” due to Promega’s sale of forensic identification and paternity testing kits. Because of settlement negotiations, the case was dismissed on October 29, 2002. The dismissal was without prejudice, which means that Promega could have refiled its claim against us. However, on September 5, 2006, we announced that we had entered into a settlement agreement with Promega that resolved the claims and counterclaims between us and Promega described above.

Beckman Coulter, Inc. filed a patent infringement action against us in the U.S. District Court for the Central District of California on July 3, 2002. The complaint alleged that we were infringing Beckman Coulter’s U.S. Patent Nos. RE 37,606 and 5,421,980, both entitled “Capillary Electrophoresis Using Replaceable Gels,” and U.S. Patent No. 5,552,580, entitled “Heated Cover Device.” The allegedly infringing products were the Applied Biosystems group’s capillary electrophoresis sequencing and genetic analysis instruments, and PCR and real-time PCR systems. Since Beckman Coulter filed this claim, U.S. Patent No. 5,421,980 was reissued as U.S. Patent No. RE 37,941, entitled “Capillary Electrophoresis Using Replaceable Gels.” On January 13, 2003, the court permitted Beckman Coulter to make a corresponding amendment to its complaint. Beckman Coulter was seeking monetary damages, costs and expenses, injunctive relief, and other relief as the court deemed proper. On February 10, 2003, we filed our answer to Beckman Coulter's allegations, and counterclaimed for declaratory relief that the Beckman Coulter patents underlying Beckman Coulter’s claim are invalid, unenforceable, and not infringed. We were seeking dismissal of Beckman Coulter’s complaint, costs and expenses, declaratory and injunctive relief, and other relief as the court deemed proper.

On July 3, 2006, we joined with Beckman Coulter in announcing that we entered into definitive agreement to resolve all outstanding legal disputes between us, including the claims described above and claims in a separate action brought by us against Beckman Coulter in California state court in which we alleged Beckman Coulter had breached a license agreement. The terms of the definitive agreement, which was executed on June 30, 2006, are consistent with a preliminary settlement agreement that we announced with Beckman Coulter on April 26, 2006. As part of the settlement, we and Beckman Coulter granted royalty-bearing licenses to each other. Beckman Coulter granted us licenses to its patents on replaceable gels for capillary electrophoresis instruments and DNA sequencers and to its patent on a heated lid for thermal cyclers; and we granted Beckman Coulter licenses for diagnostics and research instruments under our patents on nucleic acid sequencing and for diagnostics instruments under our patents on real-time PCR thermal cycling. Additionally, the Applied Biosystems group made a $35 million payment to Beckman Coulter in June 2006 for release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter also agreed to pay $20 million to the Celera Genomics group for the diagnostic rights licensed to it. This amount is payable in equal installments over 10 quarters commencing with the first quarter of our 2007 fiscal year. As a result of the settlement agreement, our California state court claims against Beckman Coulter were dismissed on July 10, 2006, and the U.S. federal court claims and counterclaims were dismissed on July 12, 2006, and all of these legal proceedings with Beckman Coulter have terminated.

Item 1A.	Risk Factors.

Overview

Some statements contained in, or incorporated by reference in, this report, including the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Item 2 of Part I of this report, are forward-looking and are subject to a variety of risks and uncertainties. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this report are based on our current expectations, and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

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

The risks and uncertainties that may affect the operations, performance, development, and results of our Applied Biosystems group and Celera Genomics group businesses include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Forward Looking Statements and Risk Factors” in Item 2 of Part I of this report. That description amends and restates the risk factors associated with our Applied Biosystems group and Celera Genomics group businesses that were previously disclosed in Item 1A of Part I of our 2006 Annual Report on Form 10-K. Set forth below is a description of changes we have made to those risk factors since they were disclosed in our 2006 10-K that may be material. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Item 1A of Part I of our 2006 Annual Report on Form 10-K under the heading “Risk factors - Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.” There have not been any material changes to these risk factors since they were disclosed in our 2006 10-K. We note that there may be additional risks and uncertainties that could affect us or our businesses that are not currently known to us or that we currently think are immaterial.

Changes to Applied Biosystems group risk factors

Following is the restated text of individual Applied Biosystems group risk factors that may have changed materially from their previous disclosure in our 2006 10-K.

The Applied Biosystems group relies on other companies for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to the business or operations of the Applied Biosystems group, including the bankruptcy of the manufacturer or supplier. Although the Applied Biosystems group has its own manufacturing facilities, and generally believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it could take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be harmed. For example, Delphi Medical Systems Texas Corporation, a supplier of some instruments, parts, and components to the Applied Biosystems group under a manufacturing and supply contract, filed a petition in the United States Bankruptcy Court on October 8, 2005, seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. Since the filing of the bankruptcy petition, Delphi has continued to supply instruments, parts, and components to the Applied Biosystems group under the contract, but Delphi recently informed the Applied Biosystems group that it does not intend to continue

Back to Index

performing under the contract after approximately May 2007. The Applied Biosystems group intends to use its own existing manufacturing facilities to replace the supply of some critical items that it has been purchasing from Delphi, and it is evaluating the use of new suppliers for other critical items and is seeking to mitigate potential supply issues by increasing inventory of some critical items. However, it is uncertain whether the Applied Biosystems group will be able to transition the manufacture of these items to its own facilities, or hire new suppliers on acceptable terms, and whether it will be able to do so as quickly as needed. Also, the Applied Biosystems group does not expect to replace the supply of all items purchased from Delphi and accordingly some of its older, low demand products will be discontinued earlier than originally planned.

The Applied Biosystems group is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights, and it may need to obtain licenses to intellectual property from others. The Applied Biosystems group believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and the Applied Biosystems group cannot be sure that it will prevail in any of these actions. An adverse determination in some of the Applied Biosystems group’s current legal actions, particularly the cases described below, could harm our business and financial condition.

The Applied Biosystems group’s products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, because patent litigation is complex and the outcome inherently uncertain, the Applied Biosystems group’s belief that its products do not infringe valid and enforceable patents owned by others could be successfully challenged. The Applied Biosystems group has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, the Applied Biosystems group may from time to time have access to confidential or proprietary information of others, and they could bring a claim against the Applied Biosystems group asserting that the Applied Biosystems group had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated those technologies into the Applied Biosystems group’s products. Due to these factors, there remains a constant risk of intellectual property litigation and other legal actions, which could include antitrust claims, affecting the Applied Biosystems group. The Applied Biosystems group has been made a party to litigation and has been subject to other legal actions regarding intellectual property matters, which have included claims of violations of antitrust laws. These actions currently include the legal proceedings described in the following paragraph, some of which, if determined adversely, could harm our business and financial condition. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, and the Applied Biosystems group may not be able to obtain these licenses or other rights on commercially reasonable terms, or at all. In some situations settlement of claims may require an agreement to cease allegedly infringing activities.

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

Back to Index

defendants have infringed one of Thermo Finnigan’s patents as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system.

These cases are described in further detail in Part I, Item 3, of our 2006 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera Genomics group.

Changes to Celera Genomics group risk factors

Following is the restated text of an individual Celera Genomics group risk factor that may have changed materially from its previous disclosure in our 2006 10-K.

The Celera Genomics group may infringe the intellectual property rights of others, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including the Celera Genomics group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera Genomics group’s success in diagnostic product development and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect the Celera Genomics group’s ability to develop, manufacture, and sell its products.

The Celera Genomics group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others, referred to as interference proceedings. Also, the Celera Genomics group may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against the Celera Genomics group by others alleging that the Celera Genomics group is infringing their rights. The cost to the Celera Genomics group of any patent litigation or proceedings, even if the Celera Genomics group is successful, could be substantial, and these legal actions may absorb significant management time.

If infringement claims against the Celera Genomics group are resolved unfavorably to the Celera Genomics group, the Celera Genomics group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera Genomics group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera Genomics group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera Genomics group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by a company making patent infringement claims due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents, or ASRs, manufactured by the Celera Genomics group for Abbott. We have agreed to share the cost of this litigation and any resulting monetary damages, and the case could result in an injunction that prevents us from manufacturing and Abbott from selling this product. In September 2006, a jury ruled against Abbott and found that it willfully infringed the other company’s patent. The court awarded the other company $7 million in damages, but proceedings are pending to determine whether the damage award will be enhanced and whether an injunction will be issued that would prohibit the manufacture and sale of the hepatitis C virus genotyping ASRs.

Following is the text of a new risk factor relating to the Celera Genomics group business:

The U.S. Food and Drug Administration has issued a draft interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business. In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations, the Celera Genomics group’s current ASR products may not meet the regulatory definition of an ASR. If this were to occur, the Celera Genomics group or its alliance partner Abbott Laboratories might have to stop selling these ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent the Celera Genomics group or its collaborators or licensees from developing any new products that would qualify as ASRs.

Back to Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the first quarter of fiscal 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1-July 31, 2006	—	—	—	—
August 1-August 31, 2006	74,062	$31.485	—	—
September 1- September 30, 2006	2,904	$31.08	—	—

Total	76,966	$31.4697	—	—

______________
(1)

Consists of (a) 73,293 shares tendered by employees in August 2006 to cover taxes relating to the vesting of restricted stock and restricted stock units, (b) 2,904 shares tendered by an employee in September 2006 to cover taxes relating to the vesting of restricted stock, and (c) 769 shares tendered by a director in August 2006 to cover the exercise price for stock options.

(2)

We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of our 2007 fiscal year.

This table provides information regarding our purchases of shares of Applera-Celera stock during the first quarter of fiscal 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)

July 1-July 31, 2006	—	—	—	—
August 1-August 31, 2006	8,799	$13.9191	—	—
September 1-September 30, 2006	—	—	—	—

Total	8,799	$13.9191	—	—

______________
(1)

Consists of (a) 8,223 shares tendered by employees in August 2006 to cover taxes relating to the vesting of restricted stock units, and (b) 576 shares tendered by a director in August 2006 to cover the exercise price for stock options.

(2)

We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of our 2007 fiscal year.

Back to Index

Item 6.	Exhibits.

10.1	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.2	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan.

10.3	Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.

10.4	Amendment dated August 28, 2006, to the Employment Agreement dated as of September 12, 1995, between Applera Corporation and Tony L. White.

10.5	Letter dated August 28, 2006, from Applera Corporation to Dennis L. Winger, supplementing employment letters from Applera Corporation to Dennis L. Winger dated June 24, 1997, and August 21, 2003.

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

Ugo D. DeBlasi Vice President and Controller (Chief Accounting Officer)

Dated: November 6, 2006

Back to Index

EXHIBIT INDEX

Exhibit Number

10.1	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

10.2	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan.

10.3	Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006.

10.4	Amendment dated August 28, 2006, to the Employment Agreement dated as of September 12, 1995, between Applera Corporation and Tony L. White.

10.5	Letter dated August 28, 2006, from Applera Corporation to Dennis L. Winger, supplementing employment letters from Applera Corporation to Dennis L. Winger dated June 24, 1997, and August 21, 2003.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.