Form 10-Q
period 2006-12-31
APPLERA CORP
filed 2007-02-07
CIK 77551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-04389
APPLERA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1534213
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Merritt 7, Norwalk, Connecticut (Address of Principal Executive Offices)	06851-1070 (Zip Code)
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
As of the close of business on February 5, 2007, there were 183,551,517 shares of Applera Corporation-Applied Biosystems Group Common Stock and 78,547,743 shares of Applera Corporation-Celera Group Common Stock outstanding.

APPLERA CORPORATION
INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements – (unaudited)

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005	1

	Condensed Consolidated Statements of Financial Position at December 31, 2006 and June 30, 2006	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Discussion of Applera Corporation	27-38

	Discussion of Applied Biosystems Group	39-44

	Discussion of Celera Group	45-47

	Market Risks	48

	Outlook	48-50

	Forward-Looking Statements and Risk Factors	50-65

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

Part II. Other Information

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67-70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 4.	Submission of Matters to a Vote of Security Holders	72

Item 6.	Exhibits	73
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Products	$442,846	$403,109	$833,928	$741,638
Services	60,782	55,189	118,922	107,456
Other	38,221	31,389	74,408	62,821

Total Net Revenues	541,849	489,687	1,027,258	911,915

Products	209,802	194,869	406,461	363,076
Services	26,539	24,582	51,137	48,571
Other	3,055	3,425	5,882	7,059

Total Cost of Sales	239,396	222,876	463,480	418,706

Gross Margin	302,453	266,811	563,778	493,209
Selling, general and administrative	154,842	144,619	297,227	276,484
Research, development and engineering	62,160	73,077	120,062	142,774
Amortization of purchased intangible assets	2,842	680	5,579	1,719
Employee-related charges, asset impairments and other	2,513	360	6,013	1,231
Asset dispositions and legal settlements	(10,145)	3,032	(1,058)	26,541
Acquired research and development			114,251

Operating Income	90,241	45,043	21,704	44,460
Gain on investments, net			209	4,503
Interest expense	193	(78)	(304)	(165)
Interest income	10,152	9,233	19,862	18,990
Other income (expense), net	1,039	1,001	2,456	2,708

Income before Income Taxes	101,625	55,199	43,927	70,496
Provision for income taxes	27,136	41,114	35,450	31,232

Net Income	$74,489	$14,085	$8,477	$39,264

Applied Biosystems Group (see Note 4)
Net Income per Share
Basic	$0.41	$0.17	$0.09	$0.38
Diluted	$0.39	$0.17	$0.08	$0.38

Dividends Declared per Share	$0.0425	$0.0425	$0.0850	$0.0850

Celera Group (see Note 4)
Net Loss per Share
Basic and diluted	$(0.01)	$(0.23)	$(0.10)	$(0.46)
See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(unaudited)
(Dollar amounts in thousands)

	At December 31,	At June 30,
	2006	2006
Assets
Current assets
Cash and cash equivalents	$319,345	$434,191
Short-term investments	591,265	509,252
Accounts receivable, net	389,336	382,509
Inventories, net	151,449	137,651
Prepaid expenses and other current assets	169,228	163,362

Total current assets	1,620,623	1,626,965
Property, plant and equipment, net	389,999	396,436
Goodwill and intangible assets, net	314,058	322,097
Other long-term assets	665,768	667,477

Total Assets	$2,990,448	$3,012,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$169,011	$201,691
Accrued salaries and wages	72,229	98,938
Current deferred tax liability	17,045	17,560
Accrued taxes on income	36,314	50,944
Other accrued expenses	242,734	239,157

Total current liabilities	537,333	608,290
Other long-term liabilities	209,845	200,351

Total Liabilities	747,178	808,641

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,133	2,132
Applera Corporation–Celera Group	784	773
Capital in excess of par value	2,218,062	2,192,559
Retained earnings	717,379	714,137
Accumulated other comprehensive income	51,291	40,947
Treasury stock, at cost	(746,379)	(746,214)

Total Stockholders’ Equity	2,243,270	2,204,334

Total Liabilities and Stockholders’ Equity	$2,990,448	$3,012,975

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six months ended
	December 31,
	2006	2005
Operating Activities of Continuing Operations
Net income	$8,477	$39,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,646	46,048
Asset impairments	3,000	1,090
Employee-related charges and other	3,013	(1,409)
Share-based compensation programs	8,895	4,437
Sale of assets and legal settlements, net	(209)	22,938
Deferred income taxes	709	(6,327)
Acquired research and development	114,251
Changes in operating assets and liabilities:
Accounts receivable	(2,538)	31,394
Inventories	(11,033)	(7,626)
Prepaid expenses and other assets	(13,500)	(2,408)
Accounts payable and other liabilities	(45,144)	(2,762)

Net Cash Provided by Operating Activities of Continuing Operations	108,567	124,639

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(28,451)	(25,747)
Proceeds from maturities of available-for-sale investments	130,745	75,983
Proceeds from sales of available-for-sale investments	277,608	227,145
Purchases of available-for-sale investments	(487,771)	(250,100)
Acquisitions and investments	(121,403)	(1,235)
Proceeds from the sale of assets, net	322	4,503

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(228,950)	30,549

Financing Activities
Dividends	(15,411)	(8,253)
Purchases of common stock for treasury	(59,856)	(457,120)
Proceeds from stock issued for stock plans and other	74,584	70,432

Net Cash Used by Financing Activities	(683)	(394,941)

Effect of Exchange Rate Changes on Cash	6,220	(8,668)

Net Change in Cash and Cash Equivalents	(114,846)	(248,421)
Cash and Cash Equivalents Beginning of Period	434,191	779,401

Cash and Cash Equivalents End of Period	$319,345	$530,980

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
Through December 31, 2005, we were comprised of three business segments: the Applied Biosystems group, the Celera group, and Celera Diagnostics, a 50/50 joint venture between the Applied Biosystems group and the Celera group. Effective December 1, 2006, we changed the name of our Celera Genomics group to Celera group to better reflect the Celera group’s focus and business strategy. Effective January 1, 2006, the Celera group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. As a result of this restructuring and the manner by which our management now operates and assesses our businesses, Celera Diagnostics is no longer a separate segment within Applera and we have restated prior period consolidating financial information to reflect this change. See Note 15 to our consolidated financial statements included in our 2006 Annual Report to Stockholders for a detailed description of the Celera Diagnostic restructuring.
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
Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS No. 158 are effective for our fiscal year ending June 30, 2007. Since we measure plan assets and obligations on an annual basis, we can not estimate the impact of SFAS No. 158 in advance of our June 30, 2007 measurement date. The amount we will record in our statement of financial position related to this Statement depends on numerous future events and circumstances, such as the assumptions used to value our pension plan liabilities and determine future funding requirements
Also in September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 established an approach that requires quantification of financial statement errors based on the effects of an error on a company’s balance sheet and income statement and related disclosures. Historically, we have used the “rollover approach” for quantifying identified financial statement misstatements. This approach quantifies misstatements based on the amount of the error originating in the current year. We are required to apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for our fiscal year ended June 30, 2007.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
We are currently evaluating the provisions of SAB 108 but do not expect the resulting impact of adoption to have a material impact on our financial statements.
Note 2 – Events Impacting Comparability
We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

	Three months ended		Six months ended
Income/(charge)	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Severance and benefit costs	$—	$(1.5)	$—	$(1.5)
Asset impairments	(3.0)		(3.0)	(1.1)
Other	(0.1)		(3.6)
Reduction of expected costs	0.6	1.2	0.6	1.4

Total employee-related charges, asset impairments and other	$(2.5)	$(0.3)	$(6.0)	$(1.2)

Other events impacting comparability:
Revenue from sale of small molecule program	$2.5	$—	$2.5	$—
Asset dispositions and legal settlements	10.2	(3.1)	1.1	(26.6)
Acquired research and development			(114.3)
Investment gains				4.5
Tax items	1.0	(28.0)	9.8	(14.5)

Employee-Related Charges, Asset Impairments and Other
The following items have been recorded in the condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.
Applied Biosystems group
Fiscal 2006
In the second quarter of fiscal 2006, the Applied Biosystems group recorded pre-tax charges of $1.5 million for employee terminations related to the Applied Biosystems/MDS Sciex Instruments joint venture, a 50/50 joint venture between the Applied Biosystems group and MDS Inc. MDS recorded a restructuring charge for a reduction in workforce as part of its strategy to focus on the life sciences market. The $1.5 million represented the Applied Biosystems group’s share of the restructuring charge.
The Applied Biosystems group recorded pre-tax benefits of $1.2 million in the second quarter and $1.4 million in the first six months of fiscal 2006 for reductions in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2005.
In the first quarter of fiscal 2006, the Applied Biosystems group recorded a $1.1 million pre-tax impairment charge to write-down the carrying amount of its San Jose, California facility to its estimated market value at that time less estimated selling costs. This charge was in addition to a charge recorded in fiscal 2005. In the fourth quarter of fiscal 2006, the Applied Biosystems group completed the sale and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the actual sales price.
Other fiscal 2007 cash payments
During the first six months of fiscal 2007, the Applied Biosystems group made cash payments of $0.8 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of December 31, 2006.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.3	Fiscal 2008
Fiscal 2005 employee-related charge	0.1	Fiscal 2007
Fiscal 2005 excess lease space and other charges	1.1	Fiscal 2007 – Fiscal 2011

	$1.5

Celera group
Fiscal 2007
During the second quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $2.5 million, which was primarily comprised of a $3.0 million pre-tax charge for the write-down of the carrying amount of an owned facility that was impaired initially in fiscal 2006, partially offset by a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in the third and fourth quarters of fiscal 2006. Both of these items are discussed below.
During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott has informed the Celera group that it will appeal the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. Abbott has filed an emergency motion with the Court of Appeals for the Federal Circuit seeking a stay of the permanent injunction during the appeal process. Also, on January 19, 2007, Abbott obtained a temporary stay of the injunction from the Court pending the Court’s consideration of the emergency motion for a stay of the permanent injunction.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Fiscal 2006
During fiscal 2006, the Celera group recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of the following components:

	Employee-		Excess	Other
	Related	Asset	Lease	Disposal
(Dollar amounts in millions)	Charges	Impairments	Space	Costs	Total

Third quarter	$10.7	$8.0	$0.8	$1.4	$20.9
Fourth quarter	2.1	1.8	0.4	1.2	5.5

Total charges	12.8	9.8	1.2	2.6	26.4

Cash payments	7.9		0.2	2.4	10.5
Non-cash activity		9.3		0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0		6.4

Additional charge		3.0			3.0

Non-cash activity		3.0			3.0
Cash payments	4.1		0.7		4.8
Reduction of expected costs	0.6				0.6

Balance at December 31, 2006	$0.2	$0.5	$0.3	$—	$1.0

The employee-related charges were severance costs primarily for staff reductions in small molecule drug discovery and development. All of the affected employees were notified and terminated by September 30, 2006. In the second quarter of fiscal 2007, the Celera group recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with the severance and benefit charges recorded in the third and fourth quarters of fiscal 2006.
The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its current estimated market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. This facility was reclassified into assets held for sale in fiscal 2006. In the second quarter of fiscal 2007, the Celera group recorded an additional $3.0 million pre-tax, non-cash charge to write-down the carrying amount of this facility.
Cash expenditures for these charges were funded by available cash. The remaining cash expenditures related to these charges are expected to be disbursed by December 31, 2007.
Other fiscal 2007 cash payments
During the first six months of fiscal 2007, the Celera group made net cash payments of approximately $0.8 million related to an excess facility lease space charge that was recorded prior to fiscal 2006. The remaining net cash expenditures of approximately $3.5 million related to this charge, which reflected an adjustment in the second quarter of fiscal 2007, are expected to be disbursed by fiscal 2011.
Other Events Impacting Comparability
Revenue from sale of small molecule program
In the second quarter of fiscal 2007, the Celera group recorded a pre-tax gain of $2.5 million in net revenues from the sale of a small molecule drug discovery and development program to Schering AG, which represented the remaining balance for this transaction. The Celera group recorded $2.5 million in the fourth quarter of fiscal 2006 when the agreement for the sale of the program was executed.
Asset dispositions and legal settlements
The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Fiscal 2007
In the second quarter of fiscal 2007, the Applied Biosystems group recorded a $4.8 million pre-tax benefit related to the settlement of a patent infringement claim and a $3.0 million pre-tax benefit related to our collection from a third party of a portion of its liability relative to our settlement of a prior legal dispute. Additionally in the second quarter of fiscal 2007, the Celera group recorded a $2.4 million pre-tax benefit related to the settlement of a litigation matter associated with the former Online/Information Business, an information products and service business.
In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.
Fiscal 2006
In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to a litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera group. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements. In the second quarter of fiscal 2006, we recorded an additional pre-tax charge of $3.1 million at the Applied Biosystems group as a result of the final determination of interest related to the arbitration award. We paid all amounts related to the arbitration matter in January 2006.
Acquired research and development
In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $114.3 million charge to write-off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of Agencourt Personal Genomics, Inc. (“APG”). As of the acquisition date, the technological feasibility of the acquired project had not been established, and it was determined that the acquired project had no future alternative use. The determination of the amount attributed to acquired IPR&D took into consideration an independent appraisal performed by an outside consultant. See Note 3 for more information on this acquisition.
Investments
In the first quarter of fiscal 2006, the Celera group recorded a pre-tax gain of $4.5 million in the condensed consolidated statements of operations in gain on investments, net from the sale of a non-strategic minority equity investment.
Tax items
Fiscal 2007
In December 2006, the President of the U.S. signed the Tax Relief and Health Care Act of 2006, which extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1, 2006 to June 30, 2006. In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for some German net operating loss carryforwards.
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

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
In accordance with SFAS No. 141, “Business Combinations,” we accounted for this transaction as a purchase of assets rather than a business combination since APG did not meet the definition of a business as defined by Emerging Issues Task Force (“EITF”) Abstracts Issue 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The key considerations impacting our accounting determination were that APG was primarily focused on research and development activities, had not commenced principal operations, and did not have products, customers or revenues. We allocated the purchase price as follows:

(Dollar amounts in millions)	Fair Value

Property, plant and equipment	$1.4

Intangible asset – workforce	1.5
Acquired IPR&D	114.3

Deferred tax asset	4.7
Deferred tax liability	(0.5)

Total purchase price	$121.4

We allocated this transaction to the Applied Biosystems group. The estimated fair value attributed to the workforce was determined based on the estimated cost to recruit, hire, and train a workforce comparable to that in existence at APG at the time of our purchase of its assets. At the time of the acquisition, approximately 20 employees of APG became employees of the Applied Biosystems group. The recorded fair value of the workforce intangible asset is being amortized over its expected period of benefit of 3 years.
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
The following table briefly describes the APG IPR&D project.

	At Acquisition Date
(Dollar amounts in millions)	Fair Value	Estimated Costs to Complete	Approximate Percentage Completed

Instruments	$66.6	$10.0	35%

Reagents	47.7	6.0	25%

Total	$114.3	$16.0

The instruments and reagents being developed are intended for very high throughput genetic analysis applications, including DNA sequencing and expression profiling. The initial instrument and reagents are expected to begin

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
generating revenue in fiscal 2008. Enhanced platforms are expected to begin generating revenues in fiscal 2010 and fiscal 2013.
Note 4 – Earnings (Loss) per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended December 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2006	2005	2006	2005

Net income (loss)	$74.8	$30.9	$(0.5)	$(17.3)
Allocated intercompany sale of assets	(0.1)
Allocated interperiod taxes	0.3	0.5

Total net income (loss) allocated	75.0	31.4	(0.5)	(17.3)
Less dividends declared on common stock	7.8	7.8

Undistributed earnings (loss)	$67.2	$23.6	$(0.5)	$(17.3)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$—	$—
Basic undistributed earnings (loss) per share	0.37	0.13	(0.01)	(0.23)

Total basic earnings (loss) per share	$0.41	$0.17	$(0.01)	$(0.23)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.04	$0.04	$—	$—
Diluted undistributed earnings (loss) per share	0.35	0.13	(0.01)	(0.23)

Total diluted earnings (loss) per share	$0.39	$0.17	$(0.01)	$(0.23)

Weighted average number of common shares
Basic	183.5	185.9	78.2	74.8
Common stock equivalents	7.9	4.3

Diluted	191.4	190.2	78.2	74.8

(1) Amounts represent actual dividends per share distributed.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six months ended December 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2006	2005	2006	2005

Net income (loss)	$16.1	$74.0	$(7.5)	$(34.1)
Allocated intercompany sale of assets	(0.2)
Allocated interperiod taxes	0.1	(0.7)

Total net income (loss) allocated	16.0	73.3	(7.5)	(34.1)
Less dividends declared on common stock	15.6	16.1

Undistributed earnings (loss)	$0.4	$57.2	$(7.5)	$(34.1)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.09	$0.09	$—	$—
Basic undistributed earnings (loss) per share		0.29	(0.10)	(0.46)

Total basic earnings (loss) per share	$0.09	$0.38	$(0.10)	$(0.46)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.08	$0.09	$—	$—
Diluted undistributed earnings (loss) per share		0.29	(0.10)	(0.46)

Total diluted earnings (loss) per share	$0.08	$0.38	$(0.10)	$(0.46)

Weighted average number of common shares
Basic	182.8	190.7	78.0	74.6
Common stock equivalents	7.5	3.5

Diluted	190.3	194.2	78.0	74.6

(1) Amounts represent actual dividends per share distributed.
Options to purchase shares at exercise prices greater than the average market prices were excluded from the computation of diluted earnings per share because the effect was antidilutive. Additionally, options to purchase shares of Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations at December 31:

(Shares in millions)	2006	2005

Applera-Applied Biosystems stock	4.4	11.6
Applera-Celera stock	7.0	11.0

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Note 5 – Comprehensive Gain
The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain was as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Net income	$74.5	$14.1	$8.5	$39.3
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	1.1	0.4	3.2	(0.1)
Net unrealized gains on investments reclassified into earnings	(0.1)		(0.3)
Net unrealized gains (losses) on hedge contracts	(1.5)	5.4	0.5	7.0
Net unrealized (gains) losses on hedge contracts reclassified into earnings	0.5	(3.1)	0.5	(1.0)
Foreign currency translation adjustments	3.9	(11.2)	6.4	(14.5)

Total other comprehensive gain (loss)	3.9	(8.5)	10.3	(8.6)

Total comprehensive gain	$78.4	$5.6	$18.8	$30.7

Note 6 – Inventories
Inventories included the following components:

	December 31,	June 30,
(Dollar amounts in millions)	2006	2006

Raw materials and supplies	$57.3	$44.3
Work-in-process	7.3	12.8
Finished products	86.8	80.6

Total inventories, net	$151.4	$137.7

Note 7 – Assets Held for Sale
In connection with the Celera group’s decision to exit its small molecule drug discovery and development programs during the third quarter of fiscal 2006, the Celera group decided to pursue the sale of its South San Francisco, California facility. See Note 8 to our consolidated financial statements included in our 2006 Annual Report to Stockholders. As a result of this decision, we reclassified $11.5 million of property, plant and equipment into assets held for sale in the third quarter of fiscal 2006 and recorded a $5.8 million pre-tax charge that represented the write-down of the carrying amount of this facility to its then current estimated market value less estimated selling costs. As discussed in Note 2, the Celera group recorded an additional $3.0 million pre-tax impairment charge for this facility during the second quarter of fiscal 2007. The sale of this facility is expected to occur by December 31, 2007.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Note 8 – Goodwill and Intangible Assets
The carrying amounts of our intangible assets were as follows:

	December 31, 2006		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollar amounts in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Acquired technology	$83.5	$51.3	$83.3	$44.5
Patents	29.9	24.1	29.9	22.9
Customer relationships	27.1	3.2	27.1	1.6
Other	1.8	0.4	0.3	0.3

Total amortized intangible assets	$142.3	$79.0	$140.6	$69.3

Unamortized intangible assets
Trade name	4.9		4.9

Total	$147.2	$79.0	$145.5	$69.3

Aggregate amortization expense was as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Applied Biosystems group	$4.5	$1.7	$8.9	$3.5
Celera group	0.6	1.0	1.2	2.2

Consolidated	$5.1	$2.7	$10.1	$5.7

We record amortization expense in cost of sales. However, amortization of acquisition-related intangible assets is recorded in the amortization of purchased intangible assets in the condensed consolidated statements of operations. At December 31, 2006, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

	Applied
	Biosystems	Celera
(Dollar amounts in millions)	Group	Group	Consolidated

Remainder of fiscal 2007	$8.4	$1.0	$9.4
2008	14.4	0.6	15.0
2009	13.1	0.2	13.3
2010	10.4	0.2	10.6
2011	6.6	0.2	6.8

The carrying amount of goodwill at December 31, 2006 and June 30, 2006, was $245.9 million, of which $243.2 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera group.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Note 9 – Supplemental Cash Flow Information
Significant non-cash financing activity for the six months ended December 31 was as follows:

(Dollar amounts in millions)	2006	2005

Dividends declared but not paid	$7.8	$7.9
Tax benefit related to employee stock options	14.0	5.1

Note 10 – Guarantees
Leases
We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2006, the financing companies’ outstanding balance of lease receivables with recourse to us was $6.3 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.
Pension Benefits
As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $58 million at December 31, 2006, is not expected to have a material adverse effect on our condensed consolidated statement of financial position.
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

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
The following table provides an analysis of the warranty reserve for the six months ended December 31:

(Dollar amounts in millions)	2006	2005

Balance beginning of period	$10.6	$14.0
Accruals for warranties	8.0	9.2
Usage of reserve	(8.2)	(10.4)

Balance at December 31	$10.4	$12.8

Note 11 – Pension and Other Postretirement Benefits
The components of net pension and postretirement benefit expenses for the three and six month periods ended December 31 were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Pension
Service cost	$0.8	$0.7	$1.8	$1.3
Interest cost	10.9	8.9	21.8	18.0
Expected return on plan assets	(11.7)	(9.6)	(23.3)	(19.1)
Amortization of prior service cost	0.2	(0.1)	0.4	(0.1)
Amortization of losses	1.4	2.0	2.6	3.9

Net periodic expense	$1.6	$1.9	$3.3	$4.0

Postretirement Benefit
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.9	0.8	1.8	1.6
Amortization of (gains) losses	(0.1)		(0.2)	0.1

Net periodic expense	$0.8	$0.9	$1.7	$1.8

We contributed approximately $1 million to our foreign and non-qualified domestic plans during the six months ended December 31, 2006, and expect to contribute an additional $1 million during the remainder of fiscal 2007. Based on the level of our contributions to the qualified U.S. pension plan during fiscal 2006 and previous years, combined with the performance of the assets invested in the plan, we do not expect to have to fund our qualified U.S. pension plan in fiscal 2007 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $4 million under the postretirement plan during the six months ended December 31, 2006, and we expect to make approximately $3 million of additional benefit payments during the remainder of fiscal 2007.
Note 12 – Contingencies
Supply Arrangement
Delphi Medical Systems Texas Corporation (“Delphi Medical Systems”) is a supplier of some instruments, parts, and components to the Applied Biosystems group under a manufacturing and supply contract. On October 8, 2005, Delphi Medical Systems and its parent Delphi Corporation filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. As a result of the bankruptcy filing, the Applied Biosystems group had a pre-petition accounts receivable balance with Delphi Medical Systems of approximately $7 million. However, under a recoupment order entered by the Bankruptcy Court that became final on November 3, 2006, the Applied Biosystems group recouped this remaining pre-petition accounts receivable balance by offsetting against this balance amounts owed by the Applied Biosystems group to Delphi Medical Systems. Since the filing of the bankruptcy petition, Delphi has continued to supply instruments, parts, and components to the Applied Biosystems group under the contract, but it has informed the Applied Biosystems group that it does not intend to continue performing under the manufacturing and supply agreement after approximately May 2007. The Applied Biosystems group intends to use its own existing manufacturing facilities to replace the supply of some critical

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
items that it has been purchasing from Delphi Medical Systems and is evaluating the use of new suppliers for other critical items. In anticipation of the termination of supply from Delphi Medical Systems, the two companies recently entered into an amendment to the manufacturing and supply agreement that provides for larger than normal purchases of some products to increase inventory of critical items and the purchase of raw materials and tooling to help facilitate the transition of the manufacture of some products to the Applied Biosystems group.
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
The company and some of its officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera group would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.
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
On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies was seeking monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies. On-Line Technologies filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims, and on October 13, 2004, the Court of Appeals upheld dismissal of all claims except for the patent infringement claim, which was to be decided by the District Court in subsequent proceedings. However, the parties settled all of these claims under an agreement that was effective January 18, 2007, and the District Court formally dismissed the case on January 26, 2007.
Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
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
The following table summarizes revenues earned between segments:

	Three months ended		Six months ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Applied Biosystems Group
Sales to the Celera group (a)	$1.3	$1.4	$2.4	$2.9

Celera Group
Royalties from the Applied Biosystems group (b)	$—	$1.1	$—	$2.0

(a)	The Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera group.

(b)	The Celera group recorded net revenues primarily for royalties generated from sales by the Applied Biosystems group of products integrating the Celera Discovery System TM and some other genomic and biological information under a marketing and distribution agreement. The Celera group forgave future royalties related to this agreement as discussed in Note 15 to our consolidated financial statements included in our 2006 Annual Report to Stockholders.
Additionally, the Applied Biosystems group received, without reimbursement, $13.3 million in the first six months of fiscal 2007 and $19.1 million in the first six months of fiscal 2006 of tax benefits generated by the Celera group in accordance with our tax allocation policy.
In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2006

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Products	$440,088	$2,758	$—	$442,846
Services	60,782			60,782
Other	27,761	10,460		38,221

Net revenues from external customers	528,631	13,218	—	541,849
Intersegment revenues	1,349		(1,349)

Total Net Revenues	529,980	13,218	(1,349)	541,849

Products	205,905	4,397	(500)	209,802
Services	26,622		(83)	26,539
Other	2,956	99		3,055

Cost of Sales	235,483	4,496	(583)	239,396

Gross Margin	294,497	8,722	(766)	302,453
Selling, general and administrative	134,229	5,557	15,056	154,842
Corporate allocated expenses	13,295	1,768	(15,063)
Research, development and engineering	50,876	11,935	(651)	62,160
Amortization of purchased intangible assets	2,842			2,842
Employee-related charges, asset impairments and other		2,513		2,513
Asset dispositions and legal settlements	(7,788)	(2,357)		(10,145)

Operating Income (Loss)	101,043	(10,694)	(108)	90,241
Interest income, net	3,391	6,954		10,345
Other income (expense), net	927	112		1,039

Income (Loss) before Income Taxes	105,361	(3,628)	(108)	101,625
Provision (benefit) for income taxes	30,579	(3,142)	(301)	27,136

Net Income (Loss)	$74,782	$(486)	$193	$74,489

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2006

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Products	$828,684	$5,244	$—	$833,928
Services	118,922			118,922
Other	56,205	18,203		74,408

Net revenues from external customers	1,003,811	23,447	—	1,027,258
Intersegment revenues	2,442		(2,442)

Total Net Revenues	1,006,253	23,447	(2,442)	1,027,258

Products	399,281	8,041	(861)	406,461
Services	51,291		(154)	51,137
Other	5,626	256		5,882

Cost of Sales	456,198	8,297	(1,015)	463,480

Gross Margin	550,055	15,150	(1,427)	563,778
Selling, general and administrative	257,774	11,204	28,249	297,227
Corporate allocated expenses	24,900	3,362	(28,262)
Research, development and engineering	95,991	25,156	(1,085)	120,062
Amortization of purchased intangible assets	5,579			5,579
Employee-related charges, asset impairments, and other		6,013		6,013
Asset dispositions and legal settlements	1,299	(2,357)		(1,058)
Acquired research and development	114,251			114,251

Operating Income (Loss)	50,261	(28,228)	(329)	21,704
Gain on investments, net	209			209
Interest income, net	6,021	13,537		19,558
Other income (expense), net	2,241	215		2,456

Income (Loss) before Income Taxes	58,732	(14,476)	(329)	43,927
Provision (benefit) for income taxes	42,672	(6,939)	(283)	35,450

Net Income (Loss)	$16,060	$(7,537)	$(46)	$8,477

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Financial Position at December 31, 2006

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$296,514	$22,831	$—	$319,345
Short-term investments	47,221	544,044		591,265
Accounts receivable, net	384,480	5,915	(1,059)	389,336
Inventories, net	143,452	8,350	(353)	151,449
Prepaid expenses and other current assets	139,056	32,259	(2,087)	169,228

Total current assets	1,010,723	613,399	(3,499)	1,620,623
Property, plant and equipment, net	381,868	8,368	(237)	389,999
Goodwill and intangible assets, net	309,264	4,794		314,058
Other long-term assets	531,859	133,659	250	665,768

Total Assets	$2,233,714	$760,220	$(3,486)	$2,990,448

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$167,982	$3,639	$(2,610)	$169,011
Accrued salaries and wages	66,791	5,438		72,229
Current deferred tax liability	17,045			17,045
Accrued taxes on income	21,789	14,525		36,314
Other accrued expenses	233,132	10,343	(741)	242,734

Total current liabilities	506,739	33,945	(3,351)	537,333
Other long-term liabilities	204,441	5,658	(254)	209,845

Total Liabilities	711,180	39,603	(3,605)	747,178

Total Stockholders’ Equity	1,522,534	720,617	119	2,243,270

Total Liabilities and Stockholders’ Equity	$2,233,714	$760,220	$(3,486)	$2,990,448

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2006

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$16,060	$(7,537)	$(46)	$8,477
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	39,405	3,391	(150)	42,646
Asset impairments		3,000		3,000
Employee-related charges and other		3,013		3,013
Share-based compensation programs	7,422	1,473		8,895
Deferred income taxes	(3,960)	6,134	(1,465)	709
Sale of assets and legal settlements, net	(209)			(209)
Acquired research and development	114,251			114,251
Nonreimbursable utilization of intergroup tax benefits	13,309	(13,309)
Changes in operating assets and liabilities:
Accounts receivable	(6,578)	3,711	329	(2,538)
Inventories	(11,270)	(116)	353	(11,033)
Prepaid expenses and other assets	(5,892)	(4,324)	(3,284)	(13,500)
Accounts payable and other liabilities	(38,776)	(10,585)	4,217	(45,144)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	123,762	(15,149)	(46)	108,567

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(27,283)	(1,214)	46	(28,451)
Proceeds from maturities of available-for-sale investments		130,745		130,745
Proceeds from sales of available-for-sale investments	29,113	248,495		277,608
Purchases of available-for-sale investments	(76,334)	(411,437)		(487,771)
Acquisitions and investments, net of cash acquired	(121,403)			(121,403)
Proceeds from the sale of assets, net	322			322

Net Cash Used by Investing Activities of Continuing Operations	(195,585)	(33,411)	46	(228,950)

Financing Activities
Dividends	(15,411)			(15,411)
Purchases of common stock for treasury	(59,856)			(59,856)
Proceeds from stock issued for stock plans and other	63,463	11,121		74,584

Net Cash Provided (Used) by Financing Activities	(11,804)	11,121	—	(683)

Effect of Exchange Rate Changes on Cash	6,220			6,220

Net Change in Cash and Cash Equivalents	(77,407)	(37,439)	—	(114,846)
Cash and Cash Equivalents Beginning of Period	373,921	60,270		434,191

Cash and Cash Equivalents End of Period	$296,514	$22,831	$—	$319,345

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2005

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Products	$400,195	$2,914	$—	$403,109
Services	54,982	207		55,189
Other	25,330	6,059		31,389

Net revenues from external customers	480,507	9,180	—	489,687
Intersegment revenues	1,409	1,068	(2,477)

Total Net Revenues	481,916	10,248	(2,477)	489,687

Products	193,626	2,839	(1,596)	194,869
Services	23,055	1,653	(126)	24,582
Other	2,718	707		3,425

Cost of Sales	219,399	5,199	(1,722)	222,876

Gross Margin	262,517	5,049	(755)	266,811
Selling, general and administrative	125,052	6,712	12,855	144,619
Corporate allocated expenses	10,808	2,051	(12,859)
Research, development and engineering	45,170	28,699	(792)	73,077
Amortization of purchased intangible assets	314	366		680
Employee-related charges, asset impairments and other	360			360
Asset dispositions and legal settlements	3,032			3,032

Operating Income (Loss)	77,781	(32,779)	41	45,043
Interest income, net	3,233	5,922		9,155
Other income (expense), net	1,240	(239)		1,001

Income (Loss) before Income Taxes	82,254	(27,096)	41	55,199
Provision (benefit) for income taxes	51,349	(9,765)	(470)	41,114

Net Income (Loss)	$30,905	$(17,331)	$511	$14,085

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2005

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Products	$736,003	$5,635	$—	$741,638
Services	106,425	1,031		107,456
Other	52,054	10,767		62,821

Net revenues from external customers	894,482	17,433	—	911,915
Intersegment revenues	2,899	2,024	(4,923)

Total Net Revenues	897,381	19,457	(4,923)	911,915

Products	360,708	5,611	(3,243)	363,076
Services	46,532	2,317	(278)	48,571
Other	5,437	1,622		7,059

Total Cost of Sales	412,677	9,550	(3,521)	418,706

Gross Margin	484,704	9,907	(1,402)	493,209
Selling, general and administrative	237,264	14,651	24,569	276,484
Corporate allocated expenses	20,579	3,994	(24,573)
Research, development and engineering	86,008	58,251	(1,485)	142,774
Amortization of purchased intangible assets	628	1,091		1,719
Employee-related charges, asset impairments, and other	1,231			1,231
Asset dispositions and legal settlements	25,866	675		26,541

Operating Income (Loss)	113,128	(68,755)	87	44,460
Gain on investments, net		4,503		4,503
Interest income, net	7,655	11,170		18,825
Other income (expense), net	2,905	(197)		2,708

Income (Loss) before Income Taxes	123,688	(53,279)	87	70,496
Provision (benefit) for income taxes	49,659	(19,200)	773	31,232

Net Income (Loss)	$74,029	$(34,079)	$(686)	$39,264

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Financial Position at June 30, 2006

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$373,921	$60,270	$—	$434,191
Short-term investments		509,252		509,252
Accounts receivable, net	373,613	9,626	(730)	382,509
Inventories, net	129,417	8,234		137,651
Prepaid expenses and other current assets	135,711	32,966	(5,315)	163,362

Total current assets	1,012,662	620,348	(6,045)	1,626,965
Property, plant and equipment, net	387,170	9,607	(341)	396,436
Goodwill and intangible assets, net	316,269	5,828		322,097
Other long-term assets	529,671	137,895	(89)	667,477

Total Assets	$2,245,772	$773,678	$(6,475)	$3,012,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$200,591	$6,497	$(5,397)	$201,691
Accrued salaries and wages	89,883	9,055		98,938
Current deferred tax liability	17,560			17,560
Accrued taxes on income	38,157	12,787		50,944
Other accrued expenses	227,001	13,089	(933)	239,157

Total current liabilities	573,192	41,428	(6,330)	608,290
Other long-term liabilities	194,844	5,817	(310)	200,351

Total Liabilities	768,036	47,245	(6,640)	808,641

Total Stockholders’ Equity	1,477,736	726,433	165	2,204,334

Total Liabilities and Stockholders’ Equity	$2,245,772	$773,678	$(6,475)	$3,012,975

APPLERA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
continued
Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2005

	Applied
	Biosystems	Celera
(Dollar amounts in thousands)	Group	Group	Eliminations	Consolidated

Operating Activities of Continuing Operations
Net income (loss)	$74,029	$(34,079)	$(686)	$39,264
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	37,950	8,320	(222)	46,048
Asset impairments	1,090			1,090
Employee-related charges and other	(1,409)			(1,409)
Share-based compensation programs	3,792	645		4,437
Deferred income taxes	(11,266)	4,608	331	(6,327)
Sale of assets and legal settlements, net	26,758	(3,820)		22,938
Nonreimbursable utilization of intergroup tax benefits	19,135	(19,135)
Changes in operating assets and liabilities:
Accounts receivable	32,133	(630)	(109)	31,394
Inventories	(7,326)	(300)		(7,626)
Prepaid expenses and other assets	429	(2,553)	(284)	(2,408)
Accounts payable and other liabilities	10,284	(13,934)	888	(2,762)

Net Cash Provided (Used) by Operating Activities of Continuing Operations	185,599	(60,878)	(82)	124,639

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(23,348)	(2,550)	151	(25,747)
Proceeds from maturities of available-for-sale investments		75,983		75,983
Proceeds from sales of available-for-sale investments	81,214	145,931		227,145
Purchases of available-for-sale investments	(84,409)	(165,691)		(250,100)
Acquisitions and investments, net of cash acquired	(1,235)			(1,235)
Proceeds from the sale of assets, net		4,572	(69)	4,503

Net Cash Provided (Used) by Investing Activities of Continuing Operations	(27,778)	58,245	82	30,549

Financing Activities
Dividends	(8,253)			(8,253)
Net cash funding from groups	(4,356)	4,356
Purchases of common stock for treasury	(457,120)			(457,120)
Proceeds from stock issued for stock plans and other	63,664	6,768		70,432

Net Cash Provided (Used) by Financing Activities	(406,065)	11,124	—	(394,941)

Effect of Exchange Rate Changes on Cash	(8,668)			(8,668)

Net Change in Cash and Cash Equivalents	(256,912)	8,491	—	(248,421)
Cash and Cash Equivalents Beginning of Period	756,236	23,165		779,401

Cash and Cash Equivalents End of Period	$499,324	$31,656	$—	$530,980

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
Overview
We conduct business through two business segments: the Applied Biosystems group and the Celera group.
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
The Celera group is primarily a molecular diagnostics business that is using proprietary genomics and proteomics discovery platforms to identify and validate novel diagnostic markers, and is developing diagnostic products based on these markers as well as other known markers. The Celera group maintains a strategic alliance with Abbott Laboratories for the development and commercialization of molecular, or nucleic acid-based, diagnostic products, and it is also developing new diagnostic products outside of this alliance. Through its genomics and proteomics research efforts, the Celera group is also discovering and validating therapeutic targets, and it is seeking strategic partnerships to develop therapeutic products based on these discovered targets. Effective December 1, 2006, we changed the name of our Celera Genomics group to Celera group to better reflect the Celera group’s focus and business strategy.
From April 2001 through December 31, 2005, we operated a diagnostic business known as Celera Diagnostics. This business was a 50/50 joint venture between the Applied Biosystems group and the Celera group. Effective January 1, 2006, the Celera group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. As a result of this restructuring and the manner by which our management now operates and assesses our businesses, Celera Diagnostics is no longer a separate segment within Applera and we have restated prior period consolidating financial information to reflect this change. Celera Diagnostics was focused on the discovery, development, and commercialization of diagnostic products. As part of the Celera group, the diagnostics business continues to focus on these areas.
In fiscal 1999, as part of a recapitalization of our Company, we created two classes of common stock referred to as “tracking” stocks. Tracking stock is a class of stock of a corporation intended to “track” or reflect the relative performance of a specific business within the corporation.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the Celera group. There is no single security that represents the performance of Applera as a whole, nor was there a separate security traded for Celera Diagnostics.
Holders of Applera-Applied Biosystems stock and holders of Applera-Celera stock are stockholders of Applera. The Applied Biosystems group and the Celera group are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities. The Applied Biosystems group and the Celera group do not have separate boards of directors. Applera has one board of directors, which will make any decision in accordance with its good faith business judgment that the decision is in the best interests of Applera and all of its stockholders as a whole.
More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our Annual Report on Form 10-K for fiscal 2006 filed with the Securities and Exchange Commission.
Our fiscal year ends on June 30. The financial information for both segments is presented in Note 13 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our two segments.
Business Developments:
Applied Biosystems Group
•	In January 2007, the Applied Biosystems group announced the worldwide availability of its StepOne™ Real-Time PCR system. The StepOne system was developed in response to the growing market of researchers interested in lower throughput applications of real-time PCR. The StepOne system complements the Applied Biosystems group’s comprehensive portfolio of real-time PCR instruments for high and mid-throughput applications, providing life scientists with a variety of systems that are appropriate for their particular laboratory environment and budget.

•	Also in January 2007, the Applied Biosystems group announced the release of a new series of TaqMan® Gene Signature Panels for accelerating drug discovery research. The TaqMan Low Density Array Gene Signature Panels enable researchers to simultaneously observe and determine the expression level of genes that encode proteins involved with critical cellular functions. Researchers who use these gene signature panels will be able to more thoroughly study difficult-to-detect genes that are important to the drug research needs of the pharmaceutical industry.
Celera Group
•	Innogenetics N.V., Ghent, Belgium, brought a patent infringement suit against Abbott Laboratories, our alliance partner, in September 2005 regarding Abbott’s hepatitis C virus (“HCV”) genotyping products. In September 2006, a jury in Madison, Wisconsin found that the sale of these products willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott has informed the Celera group that it will appeal the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping analyte specific

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
reagents (“ASRs”) do not infringe Innogenetics’ patent. Abbott has filed an emergency motion with the Court of Appeals for the Federal Circuit seeking a stay of the permanent injunction during the appeal process. On January 19, 2007, Abbott obtained a temporary stay of the injunction from the Court pending the Court’s consideration of the emergency motion for a stay of the permanent injunction.

•	In January 2007, Health Canada approved the Abbott m2000™ instrument system and the Abbott RealTime™ HIV-1 and HCV viral load tests for marketing in Canada. This is the first HIV-1 viral load assay approved by Health Canada that can detect and accurately measure HIV-1 group M, group O and group N subtypes.

•	In December 2006, the Celera group published findings in the American Journal of Human Genetics (“AJHG”) that variants in two genes (IL12B and IL23R) involved in regulating the behavior of cells of the immune system independently contribute to psoriasis risk. These findings provide genetic evidence to support the ongoing development of therapeutics that target the interleukin-12 and interleukin-23 (IL-12 and IL-23) pathways. This publication will appear in the February 2007 print edition of AJHG.

•	In November 2006, the Celera group and its collaborators presented results from two studies as part of the scientific sessions at the American Heart Association 2006 meeting in Chicago, IL. One study was from the Atherosclerosis Risk in Communities (“ARIC”) study describing progress in the development of an initial combination of genetic variants that predicts risk for coronary heart disease (“CHD”), and the other described the association of one of these variants (VAMP8) with CHD in the Johns Hopkins Sibling Study.
Critical Accounting Estimates
There were no material changes to our critical accounting estimates during the first six months of fiscal 2007. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2006 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).
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

	Three months ended		Six months ended
Income/(charge)	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Severance and benefit costs	$—	$(1.5)	$—	$(1.5)
Asset impairments	(3.0)		(3.0)	(1.1)
Other	(0.1)		(3.6)
Reduction of expected costs	0.6	1.2	0.6	1.4

Total employee-related charges, asset impairments and other	$(2.5)	$(0.3)	$(6.0)	$(1.2)

Other events impacting comparability:
Revenue from sale of small molecule program	$2.5	$—	$2.5	$—
Asset dispositions and legal settlements	10.2	(3.1)	1.1	(26.6)
Acquired research and development			(114.3)
Investment gains				4.5
Tax items	1.0	(28.0)	9.8	(14.5)

Acquisition
In July 2006, we acquired Agencourt Personal Genomics, Inc. (“APG”) for approximately $121 million in cash, including transaction costs. At the time of the purchase, APG was a privately-held developer of next-generation genetic analysis technology. APG’s proprietary technology was based on stepwise ligation, a novel and very high throughput approach to DNA analysis. We allocated this transaction to the Applied Biosystems group.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” we accounted for this transaction as a purchase of assets rather than a business combination since APG did not meet the definition of a business as defined by Emerging Issues Task Force (“EITF”) Abstracts Issue 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” The key considerations impacting our accounting determination were that APG was primarily focused on research and development activities, had not commenced principal operations, and did not have products, customers or revenues. For further information on the purchase of APG, see Note 3 to our condensed consolidated financial statements.
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
At the date of acquisition, the project was in the development stage and approximately 30% complete. The remaining efforts for the instrument are currently focused on developing and converting the prototype instrument to a manufactured instrument that can be shipped internationally. We expect the overall throughput of the instrument to be increased significantly from the prototype instrument before the commercial launch. The remaining efforts for the reagents are currently focused on developing reagents that can be manufactured at scale and produce results that can be reproduced in customer laboratories. The nature and timing of these remaining efforts are dependent on successful internal testing of both the instrument and the reagents. The following table briefly describes the APG project.

	At Acquisition Date			At December 31, 2006
			Approximate		Approximate
	Fair	Estimated Costs	Percentage	Estimated Costs	Percentage
(Dollar amounts in millions)	Value	to Complete	Completed	to Complete	Completed

Instruments	$66.6	$10.0	35%	$10.8	45%

Reagents	47.7	6.0	25%	6.2	35%

Total	$114.3	$16.0		$17.0

The initial instrument and reagents are expected to begin generating revenue in fiscal 2008. Enhanced platforms are expected to begin generating revenues in fiscal 2010 and fiscal 2013. As of December 31, 2006, the total project costs are expected to be approximately $25 million. The increase in costs to complete the project is expected to be substantially offset by reductions to other planned R&D projects.
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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Applied Biosystems group
Fiscal 2006
In the second quarter of fiscal 2006, the Applied Biosystems group recorded pre-tax charges of $1.5 million for employee terminations related to the Applied Biosystems/MDS Sciex Instruments joint venture, a 50/50 joint venture between the Applied Biosystems group and MDS Inc. MDS recorded a restructuring charge for a reduction in workforce as part of its strategy to focus on the life sciences market. The $1.5 million represented the Applied Biosystems group’s share of the restructuring charge.
The Applied Biosystems group recorded pre-tax benefits of $1.2 million in the second quarter and $1.4 million in the first six months of fiscal 2006 for reductions in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2005.
In the first quarter of fiscal 2006, the Applied Biosystems group recorded a $1.1 million pre-tax impairment charge to write-down the carrying amount of its San Jose, California facility to its estimated market value at that time less estimated selling costs. This charge was in addition to a charge recorded in fiscal 2005. In the fourth quarter of fiscal 2006, the Applied Biosystems group completed the sale and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the actual sales price.
Other fiscal 2007 cash payments
During the first six months of fiscal 2007, the Applied Biosystems group made cash payments of $0.8 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The following table summarizes the remaining cash payments by event and the expected payment dates as of December 31, 2006.

(Dollar amounts in millions)	Remaining cash payments	Expected payment dates

Fiscal 2003 employee-related charge	$0.3	Fiscal 2008
Fiscal 2005 employee-related charge	0.1	Fiscal 2007
Fiscal 2005 excess lease space and other charges	1.1	Fiscal 2007 – Fiscal 2011

	$1.5

Celera group
Fiscal 2007
During the second quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $2.5 million, which was primarily comprised of a $3.0 million pre-tax charge for the write-down of the carrying amount of an owned facility that was impaired initially in fiscal 2006, partially offset by a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with severance and benefit charges recorded in the third and fourth quarters of fiscal 2006. Both of these items are discussed below.
During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of HCV genotyping ASR products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott has informed the Celera group that it will appeal the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. Abbott has filed an emergency motion with the Court of Appeals for the Federal Circuit seeking a stay of the permanent injunction during the

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
appeal process. Also, on January 19, 2007, Abbott obtained a temporary stay of the injunction from the Court pending the Court’s consideration of the emergency motion for a stay of the permanent injunction.
Fiscal 2006
During fiscal 2006, the Celera group recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of the following components:

	Employee-		Excess	Other
	Related	Asset	Lease	Disposal
(Dollar amounts in millions)	Charges	Impairments	Space	Costs	Total

Third quarter	$10.7	$8.0	$0.8	$1.4	$20.9
Fourth quarter	2.1	1.8	0.4	1.2	5.5

Total charges	12.8	9.8	1.2	2.6	26.4

Cash payments	7.9		0.2	2.4	10.5
Non-cash activity		9.3		0.2	9.5

Balance at June 30, 2006	4.9	0.5	1.0		6.4

Additional charge		3.0			3.0

Non-cash activity		3.0			3.0
Cash payments	4.1		0.7		4.8
Reduction of expected costs	0.6				0.6

Balance at December 31, 2006	$0.2	$0.5	$0.3	$—	$1.0

The employee-related charges were severance costs primarily for staff reductions in small molecule drug discovery and development. All of the affected employees were notified and terminated by September 30, 2006. In the second quarter of fiscal 2007, the Celera group recorded a pre-tax benefit of $0.6 million for a reduction in anticipated employee-related costs associated with the severance and benefit charges recorded in the third and fourth quarters of fiscal 2006.
The asset impairment charges primarily related to a write-down of the carrying amount of an owned facility to its current estimated market value less estimated selling costs, as well as write-offs of leasehold improvements and equipment. This facility was reclassified into assets held for sale in fiscal 2006. In the second quarter of fiscal 2007, the Celera group recorded an additional $3.0 million pre-tax, non-cash charge to write-down the carrying amount of this facility.
Cash expenditures for these charges were funded by available cash. We believe these actions will enable the Celera group to focus on its molecular diagnostics and proteomics activities, reduce cash consumption, and accelerate its move toward profitability, in part due to lower R&D expenses. The remaining cash expenditures related to these charges are expected to be disbursed by December 31, 2007.
Other fiscal 2007 cash payments
During the first six months of fiscal 2007, the Celera group made net cash payments of approximately $0.8 million related to an excess facility lease space charge that was recorded prior to fiscal 2006. The remaining net cash expenditures of approximately $3.5 million related to this charge, which reflected an adjustment in the second quarter of fiscal 2007, are expected to be disbursed by fiscal 2011.
Other Events Impacting Comparability
Revenue from sale of small molecule program
In the second quarter of fiscal 2007, the Celera group recorded a pre-tax gain of $2.5 million in net revenues from the sale of a small molecule drug discovery and development program to Schering AG, which represented the remaining balance for this transaction. The Celera group recorded $2.5 million in the fourth quarter of fiscal 2006 when the agreement for the sale of the program was executed.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Asset dispositions and legal settlements
The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.
Fiscal 2007
In the second quarter of fiscal 2007, the Applied Biosystems group recorded a $4.8 million pre-tax benefit related to the settlement of a patent infringement claim and a $3.0 million pre-tax benefit related to our collection from a third party of a portion of its liability relative to our settlement of a prior legal dispute. Additionally in the second quarter of fiscal 2007, the Celera group recorded a $2.4 million pre-tax benefit related to the settlement of a litigation matter associated with the former Online/Information Business, an information products and service business.
In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.
Fiscal 2006
In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to a litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera group. The arbitrator awarded Amersham past damages based on an increase in royalty rates for some of its DNA sequencing enzymes and kits that contain those enzymes, plus interest, fees, and other costs. As a result of this decision, the Applied Biosystems group recorded a pre-tax charge of $20.4 million in the first quarter of fiscal 2006, $19.5 million of which was recorded in asset dispositions and legal settlements. In the second quarter of fiscal 2006, we recorded an additional pre-tax charge of $3.1 million at the Applied Biosystems group as a result of the final determination of interest related to the arbitration award. We paid all amounts related to the arbitration matter in January 2006.
Investments
In the first quarter of fiscal 2006, the Celera group recorded a pre-tax gain of $4.5 million in the condensed consolidated statements of operations in gain on investments, net from the sale of a non-strategic minority equity investment.
Tax items
Fiscal 2007
In December 2006, the President of the U.S. signed the Tax Relief and Health Care Act of 2006, which extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1, 2006 to June 30, 2006. In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for some German net operating loss carryforwards.
Fiscal 2006
In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan. During the second quarter of fiscal 2006, the Applied Biosystems group recorded tax charges of $28.0 million related to repatriation of cash balances held outside the U.S.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			% Increase/				% Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)		2006	2005	(Decrease)

Net revenues	$541.9	$489.7	10.7%		$1,027.3	$911.9	12.7%
Cost of sales	239.4	222.9	7.4%		463.5	418.7	10.7%

Gross margin	302.5	266.8	13.4%		563.8	493.2	14.3%
SG&A expenses	154.9	144.6	7.1%		297.2	276.5	7.5%
R&D	62.2	73.1	(14.9%	)	120.1	142.8	(15.9%	)
Amortization of purchased intangible assets	2.9	0.7	314.3%		5.6	1.7	229.4%
Employee-related charges, asset impairments and other	2.5	0.3	733.3%		6.0	1.2	400.0%
Asset dispositions and legal settlements	(10.2)	3.1	(429.0%	)	(1.1)	26.6	(104.1%	)
Acquired research and development					114.3

Operating income	90.2	45.0	100.4%		21.7	44.4	(51.1%	)
Gain on investments, net					0.2	4.5	(95.6%	)
Interest income, net	10.4	9.2	13.0%		19.6	18.9	3.7%
Other income (expense), net	1.0	1.0	—%		2.4	2.7	(11.1%	)

Income before income taxes	101.6	55.2	84.1%		43.9	70.5	(37.7%	)
Provision for income taxes	27.1	41.1	(34.1%	)	35.4	31.2	13.5%

Net income	$74.5	$14.1	428.4%		$8.5	$39.3	(78.4%	)

Percentage of net revenues:
Gross margin	55.8%	54.5%			54.9%	54.1%
SG&A expenses	28.6%	29.5%			28.9%	30.3%
R&D	11.5%	14.9%			11.7%	15.7%
Operating income	16.6%	9.2%			2.1%	4.9%

Effective income tax rate	27%	74%			81%	44%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Income (charge) included in income before income taxes	$ 10.2	$ (3.4)	$(116.7)	$(23.3)
Provision (benefit) for income taxes	2.3	26.5	(10.4)	7.8

Net income increased in the second quarter of fiscal 2007 compared to the prior year quarter primarily due to the previously described events impacting comparability, higher net revenues, and lower R&D expenses, partially offset by higher SG&A expenses. Net income decreased in the first six months of fiscal 2007 compared to prior year period primarily due to the previously described events impacting comparability and higher SG&A expenses, partially offset by higher net revenues and lower R&D expenses. The net effect of foreign currency on our net income was a benefit of approximately $6 million during the second quarter of fiscal 2007 and approximately $9 million during the first six months of fiscal 2007 as compared to the prior year periods. Read our discussion of segments for information on their financial results.
Net revenues, which include the favorable effects of foreign currency, increased in the second quarter and first six months of fiscal 2007 compared with the prior year periods. Revenues included a favorable impact of approximately 3% for the second quarter and first six months of fiscal 2007 related to the acquisition of the Research Products Division of Ambion,

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Inc., which was effective March 1, 2006. The effect of foreign currency increased net revenues by approximately 2% for the second quarter and first six months of fiscal 2007 as compared to the prior year periods.
•	Net revenues increased at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics product category, primarily due to higher sales of consumables products, and in the Mass Spectrometry product category, led by sales of Q TRAP® and QSTAR® systems and increased instrument service contract revenue. Partially offsetting this growth in the second quarter of fiscal 2007 were lower sales of the API triple quadrupole, or quad, system compared to the prior year quarter. Higher sales of DNA sequencing consumables and increased instrument service contract revenue contributed to the growth in the DNA Sequencing product category.
•	Net revenues increased at the Celera group, primarily due to revenue from the sale of a small molecule program and licensing revenues related to the previously disclosed settlement with Beckman Coulter. Equalization payments from Abbott Laboratories were lower in the second quarter of fiscal 2007 and higher in the first six months of fiscal 2007 compared to the prior year periods.
The effect of foreign currency increased revenues by approximately 5% in Europe and by approximately 2% in Asia Pacific during the second quarter of fiscal 2007 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 8% in Europe. In the U.S., revenues increased by approximately 5%. Revenues in Japan, which are included in total revenues for Asia Pacific, increased approximately 6% as compared to the prior year quarter, including favorable foreign currency effects of approximately 2%. Revenues in other Asia Pacific countries increased by approximately 29% as compared to the prior year quarter.
The effect of foreign currency increased revenues by approximately 4% in Europe during the first six months of fiscal 2007 as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 10% in Europe. In the U.S., revenues increased by approximately 7%. Revenues in Japan, which are included in total revenues for Asia Pacific, increased approximately 7% as compared to the prior year period. Revenues in other Asia Pacific countries increased by approximately 32% as compared to the prior year period.
The higher gross margin percentage for the second quarter of fiscal 2007 as compared to the prior year quarter was due primarily to the favorable effects of foreign currency, lower royalty costs, and improved service margins, all at the Applied Biosystems group, and higher revenues at the Celera group, partially offset by competitive pricing and higher inventory-related costs in the Mass Spectrometry product category at the Applied Biosystems group. The gross margin percentage increased for the first six months of fiscal 2007 over the prior year period due primarily to the favorable effects of foreign currency and improved service margins, all at the Applied Biosystems group, and higher revenues at the Celera group, partially offset by increased royalty costs at the Applied Biosystems group as a result of recent legal settlements. The improvement in service margins at the Applied Biosystems group was primarily driven by improved efficiency of the field service organization and growth in the volume of service contracts.
SG&A expenses for the second quarter of fiscal 2007 increased compared to the prior year quarter due primarily to operating and integration costs of approximately $10 million related to our acquired businesses, increased employee-related costs, including sales commissions, of approximately $5 million, and strategic investments of approximately $3 million to support growth in China, Europe and North America, all at the Applied Biosystems group. This increase was partially offset by lower legal expenses of approximately $4 million at the Applied Biosystems group.
SG&A expenses for the first six months of fiscal 2007 increased compared to the prior year period due primarily to operating and integration costs of approximately $18 million related to our acquired businesses, higher employee-related costs, including sales commissions, of approximately $14 million, and strategic investments of approximately $5 million to support growth in China, Europe and North America, all at the Applied Biosystems group. This increase was partially offset by lower legal expenses of approximately $13 million, including a reversal of a $5 million accrual related to settled litigation.
R&D expenses decreased for both the second quarter and first six months of fiscal 2007 compared to the prior year periods primarily as a result of the Celera group’s decision to exit small molecule drug discovery and development as well as costs incurred in fiscal 2006 for R&D projects at the Applied Biosystems group, both of which were partially offset by

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
increased costs related to our acquired businesses and for the U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006.
Interest income, net increased during the second quarter and first six months of fiscal 2007 compared to the same periods last year primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments. The lower cash and cash equivalents and short-term investments were primarily the result of share repurchases in both fiscal 2007 and 2006, the acquisition of Ambion in March 2006, and the acquisition of APG in July 2006.
The effective tax rate decreased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to the previously described events impacting comparability and, in particular, the tax charge at the Applied Biosystems group in the second quarter of fiscal 2006 relating to the repatriation, under the American Jobs Creation Act, of cash balances held outside the U.S. In addition, the effective tax rate for the second quarter of fiscal 2007 benefited from the extension of the R&D tax credit as a result of the Tax Relief and Health Care Act of 2006.
The effective tax rate increased in the first half of fiscal 2007 compared to the same period last year. This increase was primarily due to the previously described events impacting comparability. In particular, the charge for acquired IPR&D at the Applied Biosystems group in the first quarter of fiscal 2007 did not generate any tax benefit, while a tax benefit resulted from the resolution of transfer pricing matters in Japan at the Applied Biosystems group in the first quarter of fiscal 2006. Partially offsetting this increase was the tax charge at the Applied Biosystems group in the second quarter of fiscal 2006 relating to the repatriation as well as the benefit from the extension of the R&D tax credit in the second quarter of fiscal 2007.
Applera Corporation
Discussion of Condensed Consolidated Financial Resources and Liquidity
We had cash and cash equivalents and short-term investments of $910.6 million at December 31, 2006, and $943.4 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at December 31, 2006. Cash provided by operating activities has been our primary source of funds over the last fiscal year.
We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, share repurchases, and dividends for the next twelve months and for the foreseeable future.
In the second quarter of fiscal 2007, we repurchased approximately 1.6 million shares of Applera-Applied Biosystems stock under the existing authorization from our board of directors to replenish shares issued under our employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. In July 2005, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. In addition, in January 2006, we announced that our board of directors authorized the repurchase of up to an additional 5 million shares of Applera-Applied Biosystems stock. We completed both of these repurchase authorizations in fiscal 2006.

	December 31,	June 30,
(Dollar amounts in millions)	2006	2006

Cash and cash equivalents	$319.3	$434.2
Short-term investments	591.3	509.2

Total cash and cash equivalents and short-term investments	$910.6	$943.4
Working capital	1,083.3	1,018.7

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Cash and cash equivalents decreased for the first six months of fiscal 2007 from June 30, 2006, as cash expenditures for the acquisition of APG, share repurchases, the purchase of capital and other assets, net of sales and maturities, and the payment of dividends, exceeded cash generated from operating activities and proceeds from stock issuances.
Net cash flows from continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2006	2005

Net cash from operating activities	$108.6	$124.7
Net cash from investing activities	(229.0)	30.5
Net cash from financing activities	(0.7)	(394.9)
Effect of exchange rate changes on cash	6.2	(8.7)

Operating activities:
The decrease in net cash provided from operating activities for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 resulted primarily from a higher use of cash in accounts payable and other liabilities and accounts receivable in fiscal 2007, partially offset by higher income-related cash flows. Fiscal 2007 included proceeds of $11.7 million at the Celera group primarily from the sale of a small molecule drug discovery and development program, increased licensing revenues, and the legal settlement related to the Online/Information Business. The higher use of cash in accounts payable and other liabilities primarily resulted from the timing of vendor and income tax payments, lower income tax accruals in fiscal 2007 due to the repatriation in fiscal 2006, and higher compensation-related payments in fiscal 2007, partially offset by lower severance and excess lease space payments in fiscal 2007, all at the Applied Biosystems group. The higher use of cash in accounts receivables at the Applied Biosystems group was due to increased sales, including sales of Ambion products. Within prepaid expenses and other assets, the timing of the receipts of dividends and distributions related to joint venture activities was offset by the collection of non-trade receivables also related to joint venture activities in fiscal 2007. The Applied Biosystems group’s days sales outstanding was 55 days at December 31, 2006, compared to 54 days at June 30, 2006 and 53 days at December 31, 2005.
Investing activities:
The first six months of fiscal 2007 included higher purchases, net of sales and maturities, of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs, as described in Note 3 to our condensed consolidated financial statements. The first six months of fiscal 2006 included proceeds received from the sale of a non-strategic investment.
Financing activities:
The first six months of fiscal 2007 included two dividend payments on Applera-Applied Biosystems stock compared to one dividend payment in the first six months of fiscal 2006. Dividends were declared but not paid in the second quarter of fiscal 2006. During the first six months of fiscal 2007, we repurchased approximately 1.6 million shares of Applera-Applied Biosystems stock for $59.9 million. During the first six months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock for $457.1 million.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Contractual Obligations
Our significant contractual obligations at December 31, 2006, and the anticipated payments under these obligations were as follows:

	Payments by Period
			2008 -	2010 -
(Dollar amounts in millions)	Total	2007 (a)	2009	2011	Thereafter

Minimum operating lease payments (b)	$132.4	$19.5	$56.8	$30.8	$25.3
Purchase obligations (c)	162.3	87.0	56.8	18.5	-
Other long-term liabilities (d)	38.6	2.2	2.2	1.5	32.7

Total	$333.3	$108.7	$115.8	$50.8	$58.0

(a)	Represents cash obligations for the remainder of fiscal 2007.

(b)	Refer to Note 10 to our consolidated financial statements in our 2006 Annual Report to Stockholders for further information.

(c)	Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to capital expenditures, R&D arrangements and collaborations, license agreements, and other services.

(d)	We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. See Note 11 to our condensed consolidated financial statements contained in this report and Note 5 to our consolidated financial statements in our 2006 Annual Report to Stockholders for more information on these plans.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Discussion of Segments’ Operations, Financial Resources and Liquidity
Applied Biosystems Group

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			% Increase/				% Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)		2006	2005	(Decrease)

Net revenues	$530.0	$481.9	10.0%		$1,006.3	$897.4	12.1%
Cost of sales	235.5	219.4	7.3%		456.2	412.7	10.5%

Gross margin	294.5	262.5	12.2%		550.1	484.7	13.5%
SG&A expenses	147.5	135.8	8.6%		282.6	257.8	9.6%
R&D	50.9	45.2	12.6%		96.0	86.1	11.5%
Amortization of purchased intangible assets	2.9	0.3	866.7%		5.6	0.6	833.3%
Employee-related charges, asset impairments and other		0.3	(100.0%	)		1.2	(100.0%	)
Asset dispositions and legal settlements	(7.8)	3.1	(351.6%	)	1.3	25.9	(95.0%	)
Acquired research and development					114.3

Operating income	101.0	77.8	29.8%		50.3	113.1	(55.5%	)
Gain on investments, net					0.2
Interest income, net	3.4	3.3	3.0%		6.0	7.7	(22.1%	)
Other income (expense), net	0.9	1.2	(25.0%	)	2.2	2.9	(24.1%	)

Income before income taxes	105.3	82.3	27.9%		58.7	123.7	(52.5%	)
Provision for income taxes	30.5	51.4	(40.7%	)	42.6	49.7	(14.3%	)

Net income	$74.8	$30.9	142.1%		$16.1	$74.0	(78.2%	)

Percentage of net revenues:
Gross margin	55.6%	54.5%			54.7%	54.0%
SG&A expenses	27.8%	28.2%			28.1%	28.7%
R&D	9.6%	9.4%			9.5%	9.6%
Operating income	19.1%	16.1%			5.0%	12.6%

Effective income tax rate	29%	62%			73%	40%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Income (charge) included in income before income taxes	$7.8	$(3.4)	$(115.6)	$(27.1)
Provision (benefit) for income taxes	2.5	26.5	(9.2)	(6.0)

Net income increased in the second quarter of fiscal 2007 compared to the prior year quarter primarily due to the previously described events impacting comparability and higher net revenues, partially offset by higher operating expenses. Net income decreased in the first six months of fiscal 2007 compared to prior year period primarily due to the previously described events impacting comparability and higher operating expenses, partially offset by higher net revenues. The net effect of foreign currency on our net income was a benefit of approximately $6 million during the second quarter of fiscal 2007 and approximately $9 million during the first six months of fiscal 2007 as compared to the prior year periods.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Revenues – overall summary
The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and six months ended December 31:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			% Increase/				% Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)		2006	2005	(Decrease)

DNA Sequencing	$146.8	$140.7	4%		$278.3	$265.6	5%
% of total revenues	28%	29%			28%	30%

Real-Time PCR/Applied Genomics	172.6	146.8	18%		330.7	268.5	23%
% of total revenues	32%	30%			33%	30%

Mass Spectrometry	135.9	119.4	14%		251.9	216.7	16%
% of total revenues	26%	25%			25%	24%

Core PCR & DNA Synthesis	49.2	47.6	3%		95.4	95.0	—%
% of total revenues	9%	10%			9%	10%

Other Product Lines	25.5	27.4	(7%	)	50.0	51.6	(3%	)
% of total revenues	5%	6%			5%	6%

Total	$530.0	$481.9	10%		$1,006.3	$897.4	12%

Revenues for the second quarter and first six months of fiscal 2007 included a favorable impact of approximately 3% related to the Ambion acquisition, which was effective March 1, 2006. The effect of foreign currency increased net revenues in the second quarter and first six months of fiscal 2007 by approximately 2% as compared to the prior year periods.
•	Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of consumables products, largely due to the acquisition of Ambion. Sales of TaqMan® Gene Expression Assays products used in academic, clinical research and agricultural biotechnology settings and human identification products used in forensics also contributed to the product category growth. Additionally, instrument revenues increased due to higher sales of low throughput real-time PCR instruments. Revenues for the year to date period were also favorably impacted by increased service revenue. In the research market, we are benefiting from a decentralization trend where a growing number of smaller labs are purchasing their own real-time PCR technology rather than relying on core facilities. We are also seeing growth in quality and safety testing applications within the applied markets, especially in high-volume food manufacturing and environmental testing. Consumables growth in the second quarter of fiscal 2007 benefited from sales of DNA forensic kits in the applied markets, expansion of our overall installed base of real-time instruments, and demand for TaqMan assays for validation and screening applications. Growth in the real-time product category was affected by year-over-year comparables in our BioSecurity business as well as from on-going competition within the real-time PCR instruments market.
•	Mass Spectrometry revenue growth for the second quarter of fiscal 2007 was led by sales of Q TRAP® and QSTAR® systems, as well as increased instrument service contract revenue. Partially offsetting this growth were lower sales of the API triple quad. Our small molecule business performed well in the second quarter of fiscal 2007 with growth across our family of Q TRAP hybrid instruments for traditional pharmaceutical and contract research organizations (“CRO”) applications, as well as within quality and safety testing applications in the applied markets. Our proteomics business was led by sales of our new QSTAR Elite platform and continued demand for our 4800 MALDI TOF/TOF system for biomarker discovery and validation workflows. For the year to date period, revenues were led by sales of Q TRAP, QSTAR, API triple quad, and MALDI TOF/TOF systems, as well as increased instrument service contract revenue.
•	Revenues in the DNA Sequencing product category increased due to higher sales of DNA sequencing consumables and instrument service contract revenue. Our performance in this area continues to benefit from the ongoing expansion and adoption of DNA forensics, increased demand for quality assurance applications in pharmaceutical

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
and healthcare companies, and clinical research customers performing medical sequencing and genotyping applications. Consumables growth was driven by the increase in the total number of reactions performed on the Applied Biosystems group’s installed base of sequencers, primarily the result of increased focus in applications such as re-sequencing and fragment analysis.
Revenue by sources
The following table sets forth the Applied Biosystems group’s revenues by sources for the three and six month periods ended December 31:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			% Increase/			% Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)

Instruments	$234.4	$223.3	5.0%	$431.1	$394.4	9.3%
Consumables	206.8	177.9	16.2%	399.6	343.9	16.2%
Other sources	88.8	80.7	10.0%	175.6	159.1	10.4%

Total	$530.0	$481.9	10.0%	$1,006.3	$897.4	12.1%

Instruments
For the second quarter of fiscal 2007, instrument revenues increased from the prior year quarter primarily due to higher sales in the Mass Spectrometry product category. This growth was driven by higher sales of the Q TRAP and QSTAR systems. Also favorably impacting instrument revenues for the quarter were higher sales of low throughput real-time PCR instruments for core research and applied market applications in the Real-Time PCR/Applied Genomics category.
For the first six months of fiscal 2007, instrument revenues increased as compared to the prior year period due primarily to higher sales in both the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories. Contributing to the increased sales in the Mass Spectrometry category were sales of the Q TRAP, QSTAR, API triple quad, and MALDI TOF/TOF systems. The Real-Time PCR/Applied Genomics category increased primarily as a result of higher sales of low throughput real-time PCR instruments for core research and applied market applications.
Consumables
The increase in consumables sales in the second quarter and first six months of fiscal 2007 primarily reflected the strength of Real-Time PCR/Applied Genomics consumables sales. These sales increased primarily as a result of the acquisition of Ambion, higher sales of TaqMan Gene Expression Assays products, and human identification products used in forensics. Also favorably impacting consumables revenues were higher sales of DNA sequencing consumables.
Other sources
Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the second quarter of fiscal 2007 due to higher service and support and royalty and licensing revenues and increased for the first six months of fiscal 2007 primarily due to higher service and support revenues. Additionally, favorably impacting the year to date revenues were higher contract research revenues.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Revenues by geographic area
The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and six month periods ended December 31:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			% Increase/			% Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)

United States	$216.3	$206.6	4.7%	$435.0	$406.3	7.1%
Europe	196.1	173.1	13.3%	345.4	301.7	14.5%
Asia Pacific	95.9	83.0	15.5%	182.5	155.7	17.2%
Latin America and other markets	21.7	19.2	13.0%	43.4	33.7	28.8%

Total	$530.0	$481.9	10.0%	$1,006.3	$897.4	12.1%

The effect of foreign currency increased revenues by approximately 5% in Europe and by approximately 2% in Asia Pacific during the second quarter of fiscal 2007 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 8% in Europe primarily as a result of sales of Q TRAP systems, low to medium throughput genetic analyzers, Ambion products, DNA sequencing consumables, and TaqMan Gene Expression Assays products. Sales in the U.S. increased primarily due to sales of Ambion products, DNA Sequencing consumables, Q TRAP systems, and chromatography media. This growth was partially offset by lower sales of high throughput genetic analyzers and API triple quad systems. During the second quarter of fiscal 2007, revenues in Japan, which are included in total revenues for Asia Pacific, increased approximately 6% as compared to the prior year quarter due primarily to higher sales of Ambion products, low to medium throughput genetic analyzers, QSTAR systems, Q TRAP systems for the proteomics market, and favorable foreign currency effects of approximately 2%, which were partially offset by lower sales of both low and high throughput real-time PCR instruments. Revenues in other Asia Pacific countries increased by approximately 29% as compared to the prior year quarter. This increase was primarily due to sales of low throughput real-time PCR instruments, QSTAR systems, and Q TRAP systems.
The effect of foreign currency increased revenues by approximately 4% in Europe during the first six months of fiscal 2007 as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 10% in Europe, primarily as a result of sales of low to medium throughput genetic analyzers, Ambion products, API triple quad systems, Q TRAP systems, TaqMan Gene Expression Assays products, and DNA Sequencing consumables. Sales in the U.S. increased primarily due to sales of Ambion products, Q TRAP systems, human identification products, TaqMan Gene Expression Assays products, and real-time PCR consumables. This growth was partially offset by lower sales of API triple quad systems. During the first six months of fiscal 2007, revenues in Japan increased approximately 7% as compared to the prior year period, primarily due to higher sales of Ambion products, Q TRAP systems, and API triple quad systems for the small molecule market. These sales were partially offset by lower sales of both low and high throughput real-time PCR instruments and MALDI TOF/TOF systems. During the first six months of fiscal 2007, revenues in other Asia Pacific countries increased by approximately 32% as compared to the prior year period primarily due to higher sales of low throughput real-time PCR instruments, Q TRAP systems, API triple quad systems, and DNA Sequencing consumables.
Gross margin, as a percentage of net revenues, increased for the second quarter of fiscal 2007 compared to the prior year quarter due primarily to the favorable effects of foreign currency, lower royalty costs, and improved service margins, partially offset by competitive pricing and higher inventory-related costs in the Mass Spectrometry product category. Gross margin, as a percentage of net revenues, increased for the first six months of fiscal 2007 over the prior year period due primarily to the favorable effects of foreign currency and improved service margins, partially offset by increased royalty costs as a result of recent legal settlements. The improvement in service margins was primarily driven by improved efficiency in the field service organization and growth in the volume of service contracts.
SG&A expenses for the second quarter of fiscal 2007 increased compared to the prior year quarter due primarily to operating and integration costs of approximately $10 million related to our acquired businesses, higher employee-related costs, including sales commissions, of approximately $5 million, and strategic investments of approximately $3 million to

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
support growth in China, Europe and North America. This increase was partially offset by lower legal expenses of approximately $4 million.
SG&A expenses for the first six months of fiscal 2007 increased compared to the prior year period due primarily to operating and integration costs of approximately $18 million related to our acquired businesses, higher employee-related costs, including sales commissions, of approximately $14 million, and strategic investments of approximately $5 million to support growth in China, Europe and North America. This increase was partially offset by lower legal expenses of approximately $13 million, including a reversal of a $5 million accrual related to settled litigation.
R&D expenses increased in both the second quarter and first six months of fiscal 2007 from the prior year periods primarily as a result of costs related to our acquired businesses and for the U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006, both of which were partially offset by costs incurred in fiscal 2006 for R&D projects.
Interest income, net slightly increased during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 due to higher average interest rates offset by lower average cash and cash equivalents and short-term investments. Interest income, net decreased during the first six months of fiscal 2007 as compared to the prior year period primarily due to lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates. The lower cash and cash equivalents and short-term investments were primarily the result of share repurchases in both fiscal 2007 and 2006, the acquisition of Ambion in March 2006, and the acquisition of APG in July 2006.
The effective tax rate decreased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to the previously described events impacting comparability and, in particular, the tax charge in the second quarter of fiscal 2006 relating to the repatriation, under the American Jobs Creation Act, of cash balances held outside the U.S. In addition, the effective tax rate for the second quarter of fiscal 2007 benefited from the extension of the R&D tax credit as a result of the Tax Relief and Health Care Act of 2006.
The effective tax rate increased in the first half of fiscal 2007 compared to the same period last year. This increase was primarily due to the previously described events impacting comparability. In particular, the charge for acquired IPR&D in the first quarter of fiscal 2007 did not generate any tax benefit, while a tax benefit resulted from the resolution of transfer pricing matters in Japan in the first quarter of fiscal 2006. Partially offsetting this increase was the tax charge in the second quarter of fiscal 2006 relating to the repatriation as well as the benefit from the extension of the R&D tax credit in the second quarter of fiscal 2007.
Applied Biosystems Group
Discussion of Financial Resources and Liquidity
The Applied Biosystems group had cash and cash equivalents and short-term investments of $343.7 million at December 31, 2006, and $373.9 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at December 31, 2006. Cash provided by operating activities has been our primary source of funds over the last fiscal year.
We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, acquisitions, share repurchases, and dividends for the next twelve months and for the foreseeable future.
In the second quarter of fiscal 2007, we repurchased approximately 1.6 million shares of Applera-Applied Biosystems stock under the existing authorization from our board of directors to replenish shares issued under our employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. In July 2005, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. In addition, in January 2006, we announced that our board of directors authorized the repurchase of up to 5 million shares of Applera-Applied Biosystems stock. We completed both of these supplemental repurchase authorizations in fiscal 2006.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Applied Biosystems group and the Celera group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

	December 31,	June 30,
(Dollar amounts in millions)	2006	2006

Cash and cash equivalents	$ 296.5	$373.9
Short-term investments	47.2

Total cash and cash equivalents and short-term investments	$ 343.7	$373.9
Working capital	504.0	439.5

Cash and cash equivalents decreased from June 30, 2006, as cash expenditures for the acquisition of APG, share repurchases, the purchase of capital and other assets, net of sales, and the payment of dividends, exceeded cash generated from operating activities and proceeds from stock issuances. Net cash flows of continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2006	2005

Net cash from operating activities	$123.8	$185.6
Net cash from investing activities	(195.6)	(27.8)
Net cash from financing activities	(11.8)	(406.1)
Effect of exchange rate changes on cash	6.2	(8.7)

Operating activities:
Net cash from operating activities of continuing operations for the first six months of fiscal 2007 was $61.8 million lower than in the first six months of fiscal 2006. This decrease resulted primarily from a higher use of cash in accounts payable and other liabilities and accounts receivable in fiscal 2007, partially offset by higher income-related cash flows. The higher use of cash in accounts payable and other liabilities primarily resulted from the timing of vendor and income tax payments, lower income tax accruals in fiscal 2007 due to the repatriation in fiscal 2006, and higher compensation-related payments in fiscal 2007, partially offset by lower severance and excess lease space payments in fiscal 2007. The higher use of cash in accounts receivables was due to increased sales, including sales of Ambion products. Within prepaid expenses and other assets, the timing of the receipts of dividends and distributions related to joint venture activities was offset by the collection of non-trade receivables also related to joint venture activities in fiscal 2007. The Applied Biosystems group’s days sales outstanding was 55 days at December 31, 2006, compared to 54 days at June 30, 2006 and 53 days at December 31, 2005. Inventory on hand was 2.9 months at December 31, 2006, compared to 2.4 months at June 30, 2006.
Investing activities:
The first six months of fiscal 2007 included lower sales, net of purchases, of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs, as described in Note 3 to our condensed consolidated financial statements.
Financing activities:
The first six months of fiscal 2007 included two dividend payments on Applera-Applied Biosystems stock compared to one dividend payment in the first six months of fiscal 2006. Dividends were declared but not paid in the second quarter of fiscal 2006. During the first six months of fiscal 2007, we repurchased approximately 1.6 million shares of Applera-Applied Biosystems stock for $59.9 million. During the first six months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock for $457.1 million.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Celera Group

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			% Increase/				% Increase/
(Dollar amounts in millions)	2006	2005	(Decrease)		2006	2005	(Decrease)

Net revenues	$ 13.2	$ 10.3	28.2%		$ 23.4	$ 19.5	20.0%
Cost of sales	4.5	5.2	(13.5%	)	8.3	9.6	(13.5%	)

Gross margin	8.7	5.1	70.6%		15.1	9.9	52.5%
R&D	12.0	28.7	(58.2%	)	25.2	58.2	(56.7%	)
SG&A expenses	7.3	8.8	(17.0%	)	14.5	18.7	(22.5%	)
Amortization of purchased intangible assets		0.4	(100.0%	)		1.1	(100.0%	)
Employee-related charges, asset impairments and other	2.5				6.0
Asset dispositions and legal settlements	(2.4)				(2.4)	0.7	(442.9%	)

Operating loss	(10.7)	(32.8)	(67.4%	)	(28.2)	(68.8)	(59.0%	)
Gain on investments, net						4.5	(100.0%	)
Interest income, net	7.0	5.9	18.6%		13.5	11.2	20.5%
Other income (expense), net	0.1	(0.2)	(150.0%	)	0.2	(0.2)	(200.0%	)

Loss before income taxes	(3.6)	(27.1)	(86.7%	)	(14.5)	(53.3)	(72.8%	)
Benefit for income taxes	3.1	9.8	(68.4%	)	7.0	19.2	(63.5%	)

Net loss	$ (0.5)	$(17.3)	(97.1%	)	$ (7.5)	$(34.1)	(78.0%	)

Effective income tax benefit rate	86%	36%			48%	36%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Income (charge) included in loss before income taxes	$2.4	$—	$(1.1)	$3.8
Provision (benefit) for income taxes	(0.3)		(1.5)	1.4

Effective January 1, 2006, the Celera group acquired the Applied Biosystems group’s 50 percent interest in the Celera Diagnostics joint venture such that it now owns 100 percent of Celera Diagnostics. Prior to that date, the Celera group accounted for its interest in the Celera Diagnostics joint venture under the equity method of accounting and included 100 percent of the losses of Celera Diagnostics in its statement of operations as “Loss from joint venture”. The Celera group’s historical results have been restated for comparative purposes to reflect this transaction. However, the acquisition did not affect the Celera group’s net loss for the prior period presented.
The lower net loss in the second quarter and first six months of fiscal 2007 compared to the prior year periods primarily resulted from lower R&D and SG&A expenses, higher net revenues, and a higher effective income tax benefit rate.
Reported revenues for the Celera group are comprised of product sales, equalization payments, and license and collaborative revenues. Product sales consist primarily of shipments to our partner, Abbott Laboratories, at cost. Revenue from items that are outside of the alliance with Abbott is also reported in this category. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of each partner.
Reported revenues increased for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to $2.5 million of revenue from the sale of a small molecule program and $2.0 million of licensing revenue from

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Beckman Coulter, partially offset by a lower equalization payment from Abbott. The second quarter of fiscal 2006 included $2.1 million of revenues from the discontinued Online/Information and Paracel businesses.
Reported revenues increased for the first six months of fiscal 2007 compared to the prior year period primarily due to $2.5 million of revenue from the sale of a small molecule program, $4.0 million of licensing revenue from Beckman Coulter, and higher equalization payments from Abbott. The first six months of fiscal 2006 included $4.2 million of revenues from the discontinued Online/Information and Paracel businesses.
The increase in gross margin in the second quarter and first six months of fiscal 2007 was primarily attributable to increased licensing and collaborative revenues and the revenue from the sale of a small molecule program, all of which had no associated cost of sales.
Both R&D and SG&A expenses decreased in the second quarter and first six months of fiscal 2007 compared to the prior year periods primarily due to the decision to exit small molecule drug discovery and development in fiscal 2006.
Interest income, net increased during the second quarter and first six months of fiscal 2007 as compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.
The increase in the effective income tax benefit rate for the second quarter and first six months of fiscal 2007 compared to the prior year periods was primarily attributable to the extension of the R&D tax credit, which included a tax benefit of $1.0 million related to the recognition of the prior fiscal year R&D tax credit, as a result of the Tax Relief and Health Care Act of 2006.
Supplemental Information

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in millions)	2006	2005	2006	2005

Equalization revenue, net	$3.5	$4.5	$7.9	$7.7
End-user revenues	23.2	19.1	49.0	36.9

End-user revenues included products sold through the alliance with Abbott and revenues from our unpartnered new genetic tests. Increased sales of Human Immunodeficiency Virus (“HIV”) and HCV RealTime™ viral load assays used on the m2000™ system, sales of thrombosis ASRs, and cystic fibrosis ASRs contributed to the year-over-year growth for both the quarter and first six months. Also favorably impacting the six month increase were sales of the ViroSeq™ HIV-1 Genotyping System. The second quarter of fiscal 2006 included $1.9 million and the first six months of fiscal 2006 included $3.6 million in end-user revenues from a low resolution human leukocyte antigen (“HLA”) product line that was removed from the alliance in December 2005.
Celera Group
Discussion of Financial Resources and Liquidity
The Celera group had cash and cash equivalents and short-term investments of $566.9 million at December 31, 2006, and $569.5 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at December 31, 2006.
We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera group’s normal operating cash flow needs and planned capital expenditures for the next twelve months and for the foreseeable future.
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
We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Celera group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

	December 31,	June 30,
(Dollar amounts in millions)	2006	2006

Cash and cash equivalents	$ 22.8	$60.3
Short-term investments	544.1	509.2

Total cash and cash equivalents and short-term investments	$ 566.9	$569.5
Working capital	579.5	578.9

Cash and cash equivalents decreased from June 30, 2006, as the amount expended on operations, the purchase of capital assets, and the purchases of available for sale investments, net of sales and maturities, exceeded proceeds from stock issuances. Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2006	2005

Net cash from operating activities	$(15.1)	$(60.9)
Net cash from investing activities	(33.4)	58.2
Net cash from financing activities	11.1	11.1

Operating activities:
Net cash used by operating activities for the first six months of fiscal 2007 was $45.8 million lower than the first six months of fiscal 2006. The lower use of cash resulted primarily from lower net cash operating losses and lower working capital requirements in fiscal 2007. Fiscal 2007 included proceeds of $11.7 million primarily from the sale of a small molecule drug discovery and development program, licensing revenue from Beckman Coulter, and the legal settlement related to the Online/Information Business. Fiscal 2007 included approximately $2 million of higher severance and excess lease space payments than fiscal 2006. Working capital benefited primarily from higher proceeds from accounts receivable and a lower decrease in accounts payable and other liabilities in fiscal 2007. The lower decrease in accounts payable and other liabilities was primarily due to the decisions to exit small molecule drug discovery and development in fiscal 2006 and discontinue the Online/Information business in fiscal 2005. The higher proceeds in accounts receivable was primarily due to the collection of receivables in fiscal 2007 related to the sale of some small molecule drug discovery and development programs.
Investing activities:
Net cash from investing activities for the first six months of fiscal 2007 decreased compared to the first six months of fiscal 2006 due primarily to higher purchases, net of sales and maturities, of available for sale investments in the first six months of fiscal 2007 and proceeds received on the sale of a non-strategic investment in fiscal 2006.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Market Risks
Our foreign currency risk management strategy uses derivative instruments to hedge various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At December 31, 2006, we recorded in our condensed consolidated financial statements a net asset of $0.9 million related to these forward and option contracts, compared with a net liability of $0.2 million at June 30, 2006. This increase was primarily attributed to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.
We performed a sensitivity analysis as of December 31, 2006. Assuming a hypothetical 10% adverse change in currency rates relative to the U.S. dollar as of December 31, 2006, we calculated a hypothetical after-tax loss of $22.5 million, as compared to a hypothetical after-tax loss of $12.3 million at June 30, 2006. Our analysis included the change in the value of the derivative financial instruments, along with the impact of translation on foreign currency-denominated assets and liabilities. However, our analysis excluded the impact of translation of foreign currency forecasted revenues and intercompany transactions. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.
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
Outlook
The outlook below for the Applied Biosystems group contains non-GAAP financial measures, both historical and forward-looking, and including earnings per share and operating margin adjusted to exclude some costs, expenses, gains and losses and other specified items. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from non-GAAP financial measures used by other companies. Among the items included in GAAP earnings but excluded for purposes of determining adjusted earnings or other non-GAAP financial measures that we present are: gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings; asset impairment charges; write-offs of acquired in-process research and development; amortization of acquired intangibles; and tax adjustments, including settlements and the impact of new tax legislation. In addition, for non-GAAP financial measures, we have also excluded the allocation of interperiod taxes and intercompany sales. We believe the presentation of non-GAAP financial measures provides useful information to management and investors regarding various financial and business trends relating to our financial condition and results of operations, and that when GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for GAAP financial measures. To the extent this report contains historical non-GAAP financial measures, we have also provided corresponding GAAP financial measures for comparative purposes. However, in the case of forward-looking non-GAAP financial measures, we have not provided corresponding forward-looking GAAP financial measures because these measures are not accessible to us. We cannot predict the occurrence, timing, or amount of all non-GAAP items that we exclude from our non-GAAP financial measures but which could potentially be significant to the calculation of our GAAP financial measures for future fiscal periods.

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
Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2007.
•	The Applied Biosystems group expects high single digit to low double digit revenue growth for fiscal 2007 assuming current exchange rates. This outlook includes the full fiscal year impact from the March 2006 acquisition of Ambion.

•	The Applied Biosystems group anticipates revenue growth in the DNA Sequencing, Real-Time PCR/Applied Genomics, and Mass Spectrometry product categories and revenue declines in the Core PCR and DNA Synthesis and Other Product Lines categories. Quarterly year-over-year revenue changes may be different from our annual expectations due to a variety of factors, including the timing of customer orders and disbursements of government funding.

•	The Applied Biosystems group expects the effective annual tax rate used to calculate non-GAAP financial measures to be approximately 30%.

•	The Applied Biosystems group expects non-GAAP EPS to increase at a rate equal to, or slightly above, the annual revenue growth rate. This includes the incremental impact of the Agencourt expenses, the incremental impact of stock based compensation, and the increase in the effective annual tax rate from 29% in fiscal 2006. The total impact of these three items on fiscal 2007 non-GAAP EPS is expected to be approximately $0.10. The Applied Biosystems group also expects that the year-over-year non-GAAP EPS growth rate will be lower in the third quarter than in the fourth quarter due to income from licensing fees and royalties associated with a litigation settlement in the third quarter of fiscal 2006.

•	The total pre-tax impact of SFAS No. 123R (accounting for stock based compensation) in fiscal 2007 is expected to be approximately $15 million, with an EPS impact of approximately $0.05.
Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.
Celera Group
The Celera group anticipates that its fiscal 2007 financial performance will be affected by, among other things, continued growth in demand for current and new diagnostic products, timing of anticipated approval of the m2000™ system in the U.S., and potential revenue from technology licenses and collaborations. End-user revenues could also be affected by Abbott Laboratories’ success in obtaining a stay of the permanent injunction pertaining to HCV genotyping products pursuant to the emergency motion described above. Subject to the inherent uncertainty associated with these factors, the Celera group has the following expectations regarding its financial performance for fiscal 2007:
•	Total reported revenues are anticipated to be $43 - $48 million, up from the prior guidance of $40 - $45 million. This includes revenues from licensing and collaborations, which are anticipated to be $10 - $15 million, up from the prior guidance of $8 - $12 million.

•	Reported R&D expenses are anticipated to be $50 - $55 million, down from the prior guidance of $55 - $65 million. SG&A expenses are unchanged and anticipated to be $30 - $35 million.

•	Net loss from operations is anticipated to be $18 - $25 million, down from the prior guidance of $28 - $35 million.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
•	The Celera group expects to consume approximately $10 - $20 million in cash and short-term investments, down from the prior guidance of $35 - $45 million, to fund operations, anticipated growth in placements of the m2000 system, and cash costs related to the fiscal 2006 restructuring. This does not include any proceeds that might be received from the sale of the Celera group’s small molecule facility in South San Francisco, CA.

•	Total end-user revenues recognized through the Celera group’s alliance with Abbott and total revenue from unpartnered new genetic tests are unchanged and anticipated to be $105 - $115 million.
Other risks and uncertainties that may affect the Celera group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.
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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our Applied Biosystems group and Celera group businesses include, but are not limited to, those described below under the headings “Risks Relating to the Applied Biosystems Group” and “Risks Relating to the Celera Group.” We note that our businesses could be affected by other factors that we have not disclosed because we think they are immaterial. Also, there may be additional risks and uncertainties that could affect our businesses but which are not currently known to us.
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
The Applied Biosystems group relies on other companies for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to the business or operations of the Applied Biosystems group, including the bankruptcy of the manufacturer or supplier. Although the Applied Biosystems group has its own manufacturing facilities, and generally believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it could take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be harmed. For example, Delphi Medical Systems Texas Corporation, a supplier of some instruments, parts, and components to the Applied Biosystems group under a manufacturing and supply contract, filed a petition in the United States Bankruptcy Court on October 8, 2005, seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. Since the filing of the bankruptcy petition, Delphi has continued to supply instruments, parts, and components to the Applied Biosystems group under the contract, but Delphi informed the Applied Biosystems group that it does not intend to continue performing under the contract after approximately May 2007. The Applied Biosystems group intends to use its own existing manufacturing facilities to replace the supply of some critical items that it has been purchasing from Delphi, and it is evaluating the use of new suppliers for other critical items and is seeking to mitigate potential supply issues by increasing inventory of some critical items. However, it is uncertain whether the Applied Biosystems group will be able to transition the manufacture of these items to its own facilities, hire new suppliers on acceptable terms, or increase inventories sufficiently to meet anticipated demand, and it is also uncertain whether the Applied Biosystems group will be able to do so as quickly as needed. Also, the Applied Biosystems group does not expect to replace the supply of all items purchased from Delphi and accordingly some of its older, low demand products will be discontinued earlier than originally planned.
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
These cases are described in further detail in Part I, Item 3, of our 2006 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.
Some of the intellectual property that is important to our business is owned by other companies or institutions and licensed to us, and legal actions against them could harm the Applied Biosystems group’s business. Even if the Applied Biosystems group is not a party to these legal actions, an adverse outcome could harm our business because it might prevent these other companies or institutions from continuing to license intellectual property that we may need for our business. Furthermore, an adverse outcome could result in infringement or other legal actions being brought directly against us. For example, on November 8, 2006, a patent interference proceeding was declared by the United States Patent and Trademark Office between Enzo Diagnostics, Inc. and the California Institute of Technology, or Caltech, concerning a patent application owned by Enzo and U.S. Patent No. 5,821,058, owned by Caltech. The ’058 patent is exclusively licensed to us and claims methods for DNA sequencing. The Patent Office has declared the interference in order to resolve competing claims to inventorship of the subject matter of the interference. Although we are not a party to this proceeding, as exclusive licensee we are involved in the prosecution of the interference, in cooperation with Caltech, and we are funding a substantial portion of the cost of the prosecution. If Enzo prevails in the interference, the Patent Office could revoke the claims of the ’058 patent from Caltech and award substantially similar claims to Enzo, which Enzo might then assert against our DNA sequencing products and possibly other products.
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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
The future growth of the Applied Biosystems group depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on the Applied Biosystems group’s financial condition and operating results. If these types of transactions are pursued, it may be difficult for the Applied Biosystems group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by the Applied Biosystems group may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $25.9 million during our 2002 fiscal year and $4.5 million during our 2005 fiscal year in relation to the Celera group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our 2006 fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to the Celera group’s acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $26.4 million related to the Celera group’s decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.
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

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Risks Relating to the Celera Group
The Celera group has incurred net losses to date and may not achieve profitability. The Celera group has accumulated net losses of approximately $864 million as of December 31, 2006. These cumulative losses are expected to increase as the Celera group continues to make investments in new technology and diagnostic product discovery and development, and therapeutic target discovery. As an early stage business, the Celera group faces significant challenges in expanding its business operations. As a result, the Celera group may not be able to achieve profitable operations when expected, if at all.
The Celera group’s diagnostics business is substantially dependent on a strategic alliance agreement with Abbott Laboratories. The Celera group entered into this agreement with Abbott for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based, or molecular, diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within the Celera group’s control. Future strategic alliances, if any, with other companies are likely to be subject to similar terms and conditions.
The Celera group’s diagnostic product business is dependent on entering into other collaborations, alliances, and similar arrangements with other companies. The Celera group’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into these types of arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Although the Celera group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with Celera, or may not be interested in doing so on terms that we consider acceptable.
The Celera group lacks the capability to develop or commercialize therapeutic products. Although the Celera group continues to conduct therapeutic target discovery research, it lacks the personnel or other resources necessary to develop any potential therapeutic products for those targets, to conduct clinical trials, or to manufacture, market or sell therapeutic products. As a result, for the foreseeable future the Celera group expects that it will be able to develop, or participate in the development of, therapeutic products for targets that it discovers and validates only by collaborating with other companies or by licensing validated targets to other companies. The Celera group may be unsuccessful in discovering and validating therapeutic targets to enable it to form these collaborations or enter into these licenses and, if applicable, receive license, milestone and/or royalty payments from collaborators or licensees. Other companies may not be interested in entering into these relationships with the Celera group, or may not be interested in doing so on terms that we consider acceptable.
The Celera group’s diagnostics business, and its commercialization of discovered therapeutic targets, could be harmed if collaborators or licensees fail to perform under their agreements with the Celera group or if they terminate those agreements. Each of the Celera group’s existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by the Celera group’s collaborators and licensees are generally not within the Celera group’s control. The Celera group expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, the Celera group’s collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner or at all, the development or commercialization of diagnostic or therapeutic products may be delayed or prevented. If the Celera group assumes responsibilities for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, the Celera group may be required to devote additional resources to product development and commercialization or the Celera group may need to cancel some development programs. If a collaboration, license, or other agreement for a therapeutic program is terminated, the Celera group would not be able to assume responsibility for

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
the continued development of that program because it lacks the resources for therapeutic product development, and the only way it could continue that program would be to find another collaborator or licensee.
The Celera group’s efforts to discover diagnostic markers and therapeutic targets depend, in part, on the use of novel and unproven discovery methods. It is therefore possible that the Celera group’s discovery efforts will not result in any new diagnostic markers or therapeutic targets that could be developed into commercial diagnostic or therapeutic products. The Celera group and its collaborators are seeking to identify diagnostic markers that can be used to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date. Also, the Celera group is seeking to identify novel targets for the development of new treatments for disease through the use of technology in the field of proteomics, the study of proteins, and using disease association findings arising from its genomics research. To our knowledge, neither of these approaches to target discovery has to date been effectively used to develop a therapeutic product that has been commercialized, and therefore the potential benefit to the Celera group of its use of proteomics technology and disease association study information to support therapeutic target discovery is unknown.
For some of the Celera group’s diagnostic research and product development programs and therapeutic target discovery research programs, the Celera group needs access to human tissue and/or blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. The Celera group may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If the Celera group loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and the Celera group’s business could be harmed.
Our diagnostic product candidates may never result in a commercialized product. Most of the Celera group’s diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by the Celera group or its collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations.
If the Celera group or its collaborators or licensees fail to satisfy regulatory requirements for any diagnostic product candidate, the Celera group or its collaborators or licensees may be unable to complete the development and commercialization of that product. The Celera group is currently developing its internal capability to move potential diagnostic products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either the Celera group or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of the Celera group’s or its collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If the Celera group or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials, and the Celera group or its collaborators or licensees may not be able to show sufficient safety and effectiveness in their clinical trials to allow them to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
The U.S. Food and Drug Administration has issued a draft interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business. In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations, the Celera group’s current ASR products may not meet the regulatory definition of an ASR. If this were to occur, the Celera group or its alliance partner Abbott Laboratories might have to stop selling these ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent the Celera group or its collaborators or licensees from developing any new products that would qualify as ASRs.
Even if the Celera group or its collaborators or licensees obtain regulatory clearance or approval for a particular diagnostic product, that product will remain subject to ongoing regulatory requirements, and our inability to meet these requirements could prevent or require us to suspend commercialization of a product. The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the U.S. Food and Drug Administration’s Quality System Regulation. The occurrence of manufacturing problems for any product, including the inability to comply with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent the Celera group from generating revenues from the sale of any affected diagnostic product.
Clinical trials of diagnostic product candidates may not be successful. Potential clinical trials may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of the Celera group’s or its collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value.
Collaborators or licensees may never successfully develop and commercialize therapeutic product candidates. The development and commercialization of therapeutic products by collaborators or licensees is highly uncertain and subject to a number of significant risks. Therapeutic product candidates that appear to be promising at early stages of development may later be found to be unsafe, ineffective, or to have limited medical value. These product candidates must undergo expensive and time consuming clinical trials to determine whether they are safe and effective, and then they are subject to a lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive regulatory approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations. Accordingly, the Celera group may not receive any license, milestone, royalty, or other payments or any other benefit from collaboration, license, or similar agreements for the development of therapeutic products based on targets identified and validated by the Celera group.
The Celera group lacks sales capability in the clinical diagnostics market. The Celera group currently lacks a sales organization for its diagnostic products. Accordingly, its ability to successfully sell these products depends on its ability to develop a sales organization, work with Abbott Laboratories under the existing strategic alliance agreement that is described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions where the Celera group uses others as distributors for its diagnostic products, its success in marketing these products depends to a great extent on the efforts of the distributors.
The Celera group has limited manufacturing experience and capability for its diagnostic products and may encounter difficulties expanding the operations of its diagnostic products business. If diagnostic product sales or clinical trial usage needs increase, the Celera group may have to increase the capacity of its diagnostic product manufacturing processes and

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
facilities or rely on its collaborators, if any, in this field of business. The Celera group may encounter difficulties in scaling-up diagnostic product manufacturing processes and may be unsuccessful in overcoming these difficulties. In these circumstances, the Celera group’s ability to meet diagnostic product demand or clinical trial usage needs may be impaired or delayed.
The Celera group’s diagnostic product manufacturing facilities are subject, on an ongoing basis, to the U.S. Food and Drug Administration’s Quality System Regulation, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, and the State of California Department of Health Services Food and Drug Branch requirements. The Celera group may encounter difficulties expanding its diagnostic product manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand or clinical trial usage needs.
The Celera group’s diagnostic product manufacturing operations are located in a facility in Alameda, California. The Celera group expects to operate its diagnostic product manufacturing out of this facility for the foreseeable future, and it lacks alternative production plans in place or alternative facilities available should its existing manufacturing facility cease to function. Accordingly, the Celera group’s diagnostic product business could be harmed by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders or clinical trial usage needs on a timely basis.
Single suppliers or a limited number of suppliers provide key components of the Celera group’s diagnostic products. If these suppliers fail to supply these components, the Celera group may be unable to satisfy product demand or clinical trial usage needs. Several key components of the Celera group’s products come from, or are manufactured for the Celera group by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, fluorescent dyes, phosphoramadites, and oligonucleotides. The Celera group acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply the Celera group with specified quantities over any set period of time or set aside part of its inventory for the Celera group’s forecasted requirements. The Celera group has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, to maintain compliance with the U.S. Food and Drug Administration’s Quality System Regulation, the Celera group must verify that its suppliers of key components are in compliance with all applicable U.S. FDA regulations. The Celera group believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If the Celera group’s diagnostic product sales increase beyond forecasted levels, or if its suppliers are unable or unwilling to supply items on commercially acceptable terms or comply with regulations applicable to manufacturing of the Celera group’s diagnostic products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand or clinical trial usage needs.
In addition, if any of the components of the Celera group’s products are no longer available in the marketplace, it may be forced to further develop its products or technology to incorporate alternative components. The incorporation of new components into its diagnostic products may require the Celera group to seek clearances or approvals from the FDA or foreign regulatory agencies before commercialization.
The Celera group’s collaborations with outside experts may be subject to restriction and change. The Celera group collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to the Celera group’s research and development efforts. These advisors and collaborators are not employees of the Celera group and may have other commitments that limit their availability to the Celera group. Although they generally agree not to do competing work, if a conflict of interest arises between their work for the Celera group and their work for another company or institution, the Celera group may lose the services of these experts. In addition, although the Celera group’s advisors and collaborators sign agreements not to disclose the Celera group’s confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including the Celera group’s competitors, through them.
The diagnostics industry is intensely competitive and evolving. There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. The

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
Celera group is aware of competitors who are engaged in research and development projects that address the diseases that the Celera group is targeting. These companies may:
•	develop new diagnostic products in advance of the Celera group or its collaborators or licensees;

•	develop products that are more effective diagnostic products, or more cost-effective, than those developed by the Celera group or its collaborators or licensees;

•	obtain regulatory clearances or approvals of their diagnostic products more rapidly than the Celera group or its collaborators or licensees; or

•	obtain patent protection or other intellectual property rights that would limit the ability of the Celera group or its collaborators or licensees to develop and commercialize diagnostic products, or that would limit the ability of customers to use those products.
The Celera group’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with the diagnostic products offered by the Celera group or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as the Celera group’s or its collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by the Celera group or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than the Celera group, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by the Celera group or its collaborators or licensees for use in the testing of the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by the Celera group or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.
Also, a substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories, including those identified above, and therefore the Celera group expects to rely on these laboratories for a substantial portion of its diagnostics business sales. The Celera group’s inability to establish or maintain one or more of these laboratories as a customer could harm its business, financial condition, and operating results.
The Celera group’s diagnostic products may not be fully accepted by physicians and laboratories. The growth and success of the Celera group’s diagnostics business depends on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. The Celera group expects that most of its diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by doctors and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by doctors and clinicians for these purposes is relatively new. Doctors and clinicians may not want to use the Celera group’s products designed for these purposes.
Even if genetic testing is accepted as a method to manage healthcare, the Celera group’s diagnostic products may not be accepted in the clinical diagnostics market. If genetic testing becomes widely accepted in the clinical diagnostics market, the Celera group cannot predict the extent to which doctors and clinicians may be willing to use the Celera group’s diagnostic products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as the Celera group’s products.
If insurance companies and other third-party payors do not reimburse doctors and patients for the Celera group’s diagnostic tests, its ability to sell its products to the clinical diagnostics market will be impaired. Sales of the Celera group’s diagnostic products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the U.S., managed care organizations, and private insurance plans. Physicians’ recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
third-party payors. Third-party payors are increasingly attempting to contain healthcare costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered “reasonably necessary” for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of the Celera group’s diagnostic products. This could limit the ability of the Celera group to sell its diagnostic products, cause the Celera group to reduce the prices of its products, or otherwise harm the Celera group’s operating results.
Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process. The Celera group must provide scientific and clinical support for the use of each of its diagnostic products to each payor separately with no assurance that they will provide their approval for reimbursement. This process can delay the broad market introduction of new products and could have a negative effect on the Celera group’s revenues and operating results.
Introduction of new diagnostic and therapeutic products may expose the Celera group to product liability claims. New products developed by the Celera group or its collaborators or licensees could expose the Celera group to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic and therapeutic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors caused by a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require the Celera group to spend significant time and money in litigation and to pay significant damages. Although the Celera group expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic and therapeutic products, it may not be able to obtain the insurance on commercially reasonable terms, if at all, or it may not be able to obtain coverage in an amount that will be adequate to cover losses from any particular claim. Also, although the Celera group expects that it will be involved in the commercialization of therapeutic products only through other companies who develop and market those products under collaboration, license, or similar agreements, the Celera group could be indirectly exposed to product liability claims under applicable laws or regulations or due to the terms and conditions of those agreements.
The Celera group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to the Celera group. The Celera group’s diagnostic and therapeutic research and development activities, and diagnostic manufacturing activities, involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Celera group’s diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. The Celera group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Celera group could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, the Celera group could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. The Celera group could be held similarly responsible for the actions of its other collaborators or licensees. In addition, the Celera group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Celera group fails to comply with any of these laws, regulations, or permits, or if the Celera group is held indirectly responsible for conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm the Celera group’s business and financial condition.
The Celera group’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions. The Celera group’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
personnel and its collaborators via the Internet. Also, the Celera group relies on a global enterprise software system to operate and manage its business. The Celera group’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera group’s hardware or software malfunctions or access to the Celera group’s data by the Celera group’s internal research personnel or collaborators through the Internet is interrupted, the Celera group’s business could suffer.
The Celera group’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If the Celera group fails to maintain and further develop the necessary computer capacity and data to support its and its collaborators’ and licensees’ discovery, research, and development activities, including its associated computational needs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm the Celera group’s business.
The Celera group’s competitive position depends on maintaining its intellectual property protection. The Celera group’s ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. The Celera group’s ability to obtain patent protection for the inventions it makes, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Also, future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.
In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, the Celera group may not be aware that others have filed patent applications for inventions covered by the Celera group’s patent applications and may incorrectly believe that the Celera group inventors were the first to make the invention. Accordingly, the Celera group’s patent applications may be preempted or the Celera group may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S.
The Celera group also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. The Celera group protects its trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and the Celera group may not have adequate remedies for a breach. In addition, the Celera group’s trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether the Celera group’s reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.
Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of the Celera group’s or its collaborators’ diagnostic products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if the Celera group wins, the cost of these proceedings could harm its business, financial condition, and operating results.

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
The Celera group may infringe the intellectual property rights of others, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including the Celera group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera group’s success in diagnostic product development and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect the Celera group’s ability to develop, manufacture, and sell its products.
The Celera group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others, referred to as interference proceedings. Also, the Celera group may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against the Celera group by others alleging that the Celera group is infringing their rights. The cost to the Celera group of any patent litigation or proceedings, even if the Celera group is successful, could be substantial, and these legal actions may absorb significant management time.
If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling hepatitis C virus genotyping ASRs. Abbott has notified us that it intends to appeal the verdict in this case, and it has filed an emergency motion with a Federal Court of Appeals seeking a stay of the permanent injunction during the appeal process, but Abbott may not be successful. Abbott has obtained a temporary stay of the permanent injunction pending the Court’s consideration of the emergency motion for a stay of the permanent injunction.
Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera group’s diagnostic products. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for products of the Celera group.
The Celera group may pursue acquisitions, investments, or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful, and could dilute the holders of Applera-Celera stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on the Celera group’s financial condition and operating results. Acquisitions involve numerous other risks, including:
•	diversion of management from daily operations;

•	difficulties integrating acquired technologies and personnel into the Celera group’s business;

•	inability to obtain required financing on favorable terms;

•	entry into new markets in which the Celera group has little previous experience;

•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Celera group; and

APPLERA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS continued
•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.
If these types of transactions are pursued, it may be difficult for the Celera group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera group may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, we incurred charges for impairment of goodwill, intangibles and other assets and other charges in the amounts of $25.9 million during our 2002 fiscal year and $4.5 million during our 2005 fiscal year in relation to the Celera group’s acquisition of Paracel, Inc. Similarly, we incurred charges for the impairment of patents and acquired technology in the amount of $14.9 million during our 2004 fiscal year in relation to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our 2006 fiscal year we incurred charges, including for severance and benefit costs and asset impairments, relating to the Celera group’s acquisition of Axys Pharmaceuticals, Inc. These charges were included within a charge of $26.4 million related to the Celera group’s decision to partner or sell its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group.
In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Celera stock without the approval of the holders of Applera-Celera stock. Any issuances of this nature could be dilutive to holders of Applera-Celera stock.
Earthquakes could disrupt operations in California. The Celera group has headquarters, research and development, manufacturing, and administrative facilities in Alameda, California. Alameda is located near major California earthquake faults. The ultimate impact of earthquakes on the Celera group, its significant suppliers, and the general infrastructure is unknown, but operating results could be harmed if a major earthquake occurs.
Applera-Celera stock price may be volatile. The market price of Applera-Celera stock has in the past been and may in the future be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:
•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, diagnostics, or life sciences industries generally;

•	price and volume fluctuations in the stock market at large which do not relate to the Celera group’s operating performance; and

•	comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Celera group’s ability to meet market expectations.
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
Our company is subject to a class action lawsuit relating to its 2000 offering of shares of Applera-Celera stock that may be expensive and time consuming. Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 48 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on page 36 of our 2006 Annual Report to Stockholders (which section is incorporated in this report by reference).
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the second quarter of our 2007 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.
Internal Control Over Financial Reporting
We are responsible for maintaining internal control over financial reporting, as defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Based on an evaluation of internal control over financial reporting by our management, we have not identified any change made to our internal control over financial reporting during the second quarter of our 2007 fiscal year, which is our last fiscal quarter and the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2006 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously filed Quarterly Report on Form 10-Q for the first quarter of our current fiscal year, updating the information disclosed in our 2006 10-K. Set forth below is an update to those disclosures, including specifically a description of the settlement of a previously disclosed case involving On-Line Technologies. For additional information about our legal proceedings, refer to Note 12 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.
We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2006 10-K as updated by the disclosures in our subsequent reports, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2006 10-K under the heading “Commercial Litigation,” as updated by the disclosures in our subsequent reports, could have a material adverse effect on us, the Applied Biosystems group, or the Celera group.
On-Line Technologies, Inc. (since acquired by MKS Instruments, Inc.) filed claims for patent infringement, trade secret misappropriation, fraud, breach of contract and unfair trade practices against PerkinElmer, Inc., Sick UPA, GmbH, and us in the U.S. District Court for the District of Connecticut on or about November 3, 1999. The complaint alleged that products called the Spectrum One and the MCS100E manufactured by former divisions of the Applied Biosystems group, which divisions were sold to the co-defendants in this case, were based on allegedly proprietary information belonging to On-Line Technologies and that the MCS100E infringed U.S. Patent No. 5,440,143. On-Line Technologies was seeking monetary damages, costs, expenses, injunctive relief, and other relief. On April 2, 2003, the U.S. District Court for the District of Connecticut granted our summary judgment motion and dismissed all claims brought by On-Line Technologies. On-Line Technologies filed an appeal with the U.S. Court of Appeals for the Federal Circuit seeking reinstatement of its claims, and on October 13, 2004, the Court of Appeals upheld dismissal of all claims except for the patent infringement claim, which was to be decided by the District Court in subsequent proceedings. However, the parties settled all of these claims under an agreement that was effective January 18, 2007, and the District Court formally dismissed the case on January 26, 2007.
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
The risks and uncertainties that may affect the operations, performance, development, and results of our Applied Biosystems group and Celera group businesses include, but are not limited to, those described in Management’s

Discussion and Analysis of Financial Condition and Results of Operation under the heading “Forward-Looking Statements and Risk Factors” in Item 2 of Part I of this report. That description amends and restates the risk factors associated with our Applied Biosystems group and Celera group businesses that were previously disclosed in Item 1A of Part I of our 2006 Annual Report on Form 10-K and subsequently restated in our Quarterly Report on Form 10-Q for the first quarter of our current fiscal year. Set forth below is a description of changes we have made to those risk factors since they were disclosed in our 2006 10-K that may be material. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Item 1A of Part I of our 2006 Annual Report on Form 10-K under the heading “Risk Factors-Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.” There have not been any material changes to these risk factors since they were disclosed in our 2006 10-K. We note that there may be additional risks and uncertainties that could affect us or our businesses that are not currently known to us or that we currently think are immaterial.
Changes to Applied Biosystems group risk factors
Following is the restated text of individual Applied Biosystems group risk factors that may have changed materially from their previous disclosure in our 2006 10-K.
The Applied Biosystems group relies on other companies for the manufacture of some of its products and also for the supply of some components of the products it manufactures on its own. Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to the business or operations of the Applied Biosystems group, including the bankruptcy of the manufacturer or supplier. Although the Applied Biosystems group has its own manufacturing facilities, and generally believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it could take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be harmed. For example, Delphi Medical Systems Texas Corporation, a supplier of some instruments, parts, and components to the Applied Biosystems group under a manufacturing and supply contract, filed a petition in the United States Bankruptcy Court on October 8, 2005, seeking relief under the provisions of Chapter 11 of the federal Bankruptcy Code. Since the filing of the bankruptcy petition, Delphi has continued to supply instruments, parts, and components to the Applied Biosystems group under the contract, but Delphi informed the Applied Biosystems group that it does not intend to continue performing under the contract after approximately May 2007. The Applied Biosystems group intends to use its own existing manufacturing facilities to replace the supply of some critical items that it has been purchasing from Delphi, and it is evaluating the use of new suppliers for other critical items and is seeking to mitigate potential supply issues by increasing inventory of some critical items. However, it is uncertain whether the Applied Biosystems group will be able to transition the manufacture of these items to its own facilities, hire new suppliers on acceptable terms, or increase inventories sufficiently to meet anticipated demand, and it is also uncertain whether the Applied Biosystems group will be able to do so as quickly as needed. Also, the Applied Biosystems group does not expect to replace the supply of all items purchased from Delphi and accordingly some of its older, low demand products will be discontinued earlier than originally planned.
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
These cases are described in further detail in Part I, Item 3, of our 2006 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.
Following is the text of a risk factor, which we have added since the filing of our 2006 10-K, relating to the Applied Biosystems group business.
Some of the intellectual property that is important to our business is owned by other companies or institutions and licensed to us, and legal actions against them could harm the Applied Biosystems group’s business. Even if the Applied Biosystems group is not a party to these legal actions, an adverse outcome could harm our business because it might prevent these other companies or institutions from continuing to license intellectual property that we may need for our business. Furthermore, an adverse outcome could result in infringement or other legal actions being brought directly against us. For example, on November 8, 2006, a patent interference proceeding was declared by the United States Patent and Trademark Office between Enzo Diagnostics, Inc. and the California Institute of Technology, or Caltech, concerning a patent application owned by Enzo and U.S. Patent No. 5,821,058, owned by Caltech. The ’058 patent is exclusively licensed to us and claims methods for DNA sequencing. The Patent Office has declared the interference in order to resolve competing claims to inventorship of the subject matter of the interference. Although we are not a party to this proceeding, as exclusive licensee we are involved in the prosecution of the interference, in cooperation with Caltech, and we are funding a substantial portion of the cost of the prosecution. If Enzo prevails in the interference, the Patent Office could revoke the claims of the ’058 patent from Caltech and award substantially similar claims to Enzo, which Enzo might then assert against our DNA sequencing products and possibly other products.
Changes to Celera group risk factors
Following is the restated text of an individual Celera group risk factor that may have changed materially from its previous disclosure in our 2006 10-K.
The Celera group may infringe the intellectual property rights of others, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including the Celera group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera group’s success in diagnostic product development and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect the Celera group’s ability to develop, manufacture, and sell its products.
The Celera group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others, referred to as interference proceedings. Also, the Celera group may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against the Celera group by others alleging that the Celera group is infringing their rights. The cost to the Celera group of any patent litigation or proceedings, even if the Celera group is successful, could be substantial, and these legal actions may absorb significant management time.
If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling hepatitis C virus genotyping ASRs. Abbott has notified us that it intends to appeal the verdict in this case, and it has filed an emergency motion with a Federal Court of Appeals seeking a stay of the permanent injunction during the appeal process, but Abbott may not be successful. Abbott has obtained a temporary stay of the permanent injunction pending the Court’s consideration of the emergency motion for a stay of the permanent injunction.
Following is the text of a risk factor, which we have added since the filing of our 2006 10-K, relating to the Celera group business.
The U.S. Food and Drug Administration has issued a draft interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business. In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations, the Celera group’s current ASR products may not meet the regulatory definition of an ASR. If this were to occur, the Celera group or its alliance partner Abbott Laboratories might have to stop selling these ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent the Celera group or its collaborators or licensees from developing any new products that would qualify as ASRs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the second quarter of fiscal 2007.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced	Be Purchased Under
	Shares Purchased	Paid per	Plans or	the Plans or
Period	(1)	Share	Programs (2)	Programs (3)

October 1-October 31, 2006	—	—	—	—
November 1-November 30, 2006	376,212	$36.9584	340,000	—
December 1- December 31, 2006	1,272,900	$37.1204	1,272,900	—

Total	1,649,112	$37.0835	1,612,900	—

(1)	Share repurchases reported in this column consist of shares repurchased under the authorization described in footnote (3) below as well as 36,212 shares tendered by employees in November 2006 to cover taxes relating to the vesting of restricted stock units.
(2)	Share repurchases reported in this column consist of shares repurchased under the authorization described in footnote (3) below. Market purchases are reported in this column based on trade settlement date.
(3)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization.
This table provides information regarding our purchases of shares of Applera-Celera stock during the second quarter of fiscal 2007.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced	Be Purchased Under
	Shares Purchased	Paid per	Plans or	the Plans or
Period	(1)	Share	Programs	Program (2)

October 1-October 31, 2006	—	—	—	—
November 1-November 30, 2006	1,730	$14.9200	—	—
December 1- December 31, 2006	—	—	—	—

Total	1,730	$14.9200	—	—

(1)	Share repurchases reported in this column consist of 1,730 shares tendered by employees in November 2006 to cover taxes relating to the vesting of restricted stock units.
(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of our 2007 fiscal year.

Item 4. Submission of Matters to a Vote of Security Holders.
We held our 2006 Annual Meeting of Stockholders on October 19, 2006. At that meeting, our stockholders approved all proposals submitted to them for approval at the meeting as described in our Proxy Statement and Notice of 2006 Annual Meeting of Stockholders dated September 6, 2006. These proposals included the election of directors, the ratification of the selection of our independent registered public accounting firm, amendments to our Restated Certificate of Incorporation, and amendments to our stock incentive plans. The results of the voting of the stockholders with respect to these matters is set forth below.
     I. Election of Directors.

		Total Vote Withheld
	Total Vote For	From
	Each Director	Each Director
Richard H. Ayers	185,416,885	6,986,158
Jean-Luc Bélingard	146,480,850	45,922,193
Robert H. Hayes	185,390,779	7,012,264
Arnold J. Levine	189,682,893	2,720,150
William H. Longfield	188,858,475	3,544,568
Theodore E. Martin	190,581,933	1,821,110
Carolyn W. Slayman	184,490,106	7,912,937
Orin R. Smith	184,428,066	7,974,977
James R. Tobin	118,723,717	73,679,326
Tony L. White	184,740,526	7,662,517
     II. Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

FOR	AGAINST	ABSTAIN

184,083,046	7,157,665	1,162,332
     III. Approval of amendments to our Restated Certificate of Incorporation.

FOR	AGAINST	ABSTAIN

190,902,959	314,762	1,185,322
     IV. Approval of amendments to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES

135,570,399	28,333,021	2,179,866	26,319,757
     V. Approval of amendments to the Applera Corporation/Celera Genomics Group Amended and Restated 1999 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES

135,754,193	28,151,776	2,177,318	26,319,756

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Applera Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 30, 2006, and filed December 1, 2006 (Commission file number 001-04389)).

13.1	Annual Report to Stockholders for the fiscal year ended June 30, 2006, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2006 (Commission file number 001-04389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: February 7, 2007

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