Form 10-Q
period 2007-03-31
APPLERA CORP
filed 2007-05-08
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer     x        Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No     x

As of the close of business on May 4, 2007, there were 184,950,314 shares of Applera Corporation-Applied Biosystems Group Common Stock and 78,849,191 shares of Applera Corporation-Celera Group Common Stock outstanding.

APPLERA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Products	$438,585	$399,197	$1,272,513	$1,140,835
Services	61,816	54,162	180,738	161,618
Other	38,651	44,402	113,059	107,223

Total Net Revenues	539,052	497,761	1,566,310	1,409,676

Products	203,432	190,718	609,893	553,794
Services	27,571	24,566	78,708	73,137
Other	5,137	3,720	11,019	10,779

Total Cost of Sales	236,140	219,004	699,620	637,710

Gross Margin	302,912	278,757	866,690	771,966

Selling, general and administrative	157,258	148,937	454,485	425,421
Research, development and engineering	67,268	67,326	187,330	210,100
Amortization of purchased intangible assets	2,841	1,281	8,420	3,000
Employee-related charges, asset impairments and other		19,995	6,013	21,226
Asset dispositions and legal settlements		1,629	(1,058)	28,170
Acquired research and development		3,400	114,251	3,400

Operating Income	75,545	36,189	97,249	80,649

Gain on investments, net		3,125	209	7,628
Interest expense	(456)	(153)	(760)	(318)
Interest income	11,070	9,486	30,932	28,476
Other income (expense), net	2,405	845	4,861	3,553

Income before Income Taxes	88,564	49,492	132,491	119,988

Provision (benefit) for income taxes	17,666	(51,038)	53,116	(19,806)

Net Income	$70,898	$100,530	$79,375	$139,794

Applied Biosystems Group (see Note 4)
Net Income per Share
Basic	$0.41	$0.67	$0.50	$1.05
Diluted	$0.39	$0.65	$0.48	$1.02

Dividends Declared per Share	$0.0850	$0.0425	$0.1700	$0.1275

Celera Group (see Note 4)
Net Loss per Share
Basic and diluted	$(0.06)	$(0.31)	$(0.15)	$(0.77)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At March 31, 2007	At June 30, 2006

Assets

Current assets
Cash and cash equivalents	$ 332,346	$ 434,191
Short-term investments	680,757	509,252
Accounts receivable, net	412,241	382,509
Inventories, net	152,376	137,651
Prepaid expenses and other current assets	166,727	163,362
Total current assets	1,744,447	1,626,965
Property, plant and equipment, net	394,531	396,436
Goodwill and intangible assets, net	309,051	322,097
Other long-term assets	653,123	667,477

Total Assets	$3,101,152	$3,012,975

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 166,202	$ 201,691
Accrued salaries and wages	87,047	98,938
Current deferred tax liability	15,077	17,560
Accrued taxes on income	28,923	50,944
Other accrued expenses	251,491	239,157
Total current liabilities	548,740	608,290
Other long-term liabilities	213,555	200,351

Total Liabilities	762,295	808,641

Stockholders’ Equity

Capital stock
Applera Corporation–Applied Biosystems Group	2,134	2,132
Applera Corporation–Celera Group	787	773
Capital in excess of par value	2,234,841	2,192,559
Retained earnings	773,923	714,137
Accumulated other comprehensive income	51,491	40,947
Treasury stock, at cost	(724,319)	(746,214)

Total Stockholders’ Equity	2,338,857	2,204,334

Total Liabilities and Stockholders’ Equity	$3,101,152	$3,012,975

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollar amounts in thousands)

	Nine months ended March 31,
	2007	2006
Operating Activities of Continuing Operations

Net income	$79,375	$139,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,361	68,051
Asset impairments	3,000	8,366
Employee-related charges and other	3,013	5,066
Share-based compensation programs	14,361	8,623
Deferred income taxes	7,658	(44,895)
Sale of assets and legal settlements, net	(209)	51,885
Acquired research and development	114,251	3,400
Changes in operating assets and liabilities:
Accounts receivable	(22,674)	23,658
Inventories	(11,565)	(9,387)
Prepaid expenses and other assets	(5,485)	(4,942)
Accounts payable and other liabilities	(36,300)	(71,136)

Net Cash Provided by Operating Activities of Continuing Operations	209,786	178,483

Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(45,477)	(36,058)
Proceeds from maturities of available-for-sale investments	205,952	139,373
Proceeds from sales of available-for-sale investments	339,832	326,066
Purchases of available-for-sale investments	(714,001)	(356,746)
Acquisitions and investments, net of cash acquired	(121,673)	(278,881)
Proceeds from the sale of assets, net	372	7,910

Net Cash Used by Investing Activities of Continuing Operations	(334,995)	(198,336)

Financing Activities
Net change in loans payable		(49)
Dividends	(23,241)	(16,128)
Purchases of common stock for treasury	(68,540)	(457,120)
Proceeds from stock issued for stock plans and other	111,135	124,571

Net Cash Provided (Used) by Financing Activities	19,354	(348,726)

Effect of Exchange Rate Changes on Cash	4,010	(7,979)

Net Change in Cash and Cash Equivalents	(101,845)	(376,558)

Cash and Cash Equivalents Beginning of Period	434,191	779,401

Cash and Cash Equivalents End of Period	$332,346	$402,843

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. The provisions of SFAS No. 159 are effective for our 2009 fiscal year beginning July 1, 2008. We are currently evaluating the provisions of SFAS No. 159 and the resulting impact of adoption on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS No. 158 are effective for our fiscal year ending June 30, 2007. Since we measure plan assets and obligations on an annual basis, we cannot estimate the impact of SFAS No. 158 in advance of our June 30, 2007 measurement date. The amount we will record in our statement of financial position related to this Statement depends on numerous future events and circumstances, such as the assumptions used to value our pension plan liabilities.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our 2009 fiscal year beginning July 1, 2008, and interim periods within that fiscal year. We do not believe that the adoption of SFAS No. 157 will have a material impact on our financial statements.

Also in September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 established an approach that requires quantification of financial statement errors based on the

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

effects of an error on a company’s balance sheet and income statement and related disclosures. Historically, we have used the “rollover approach” for quantifying identified financial statement misstatements. This approach quantifies misstatements based on the amount of the error originating in the current year. We are required to apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for our fiscal year ended June 30, 2007. We have evaluated the provisions of SAB 108 and determined that the adoption will not have a material impact on our financial statements.

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

Income/(charge)	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Severance and benefit costs	$ -	$(10.7)	$ -	$(12.2)
Asset impairments		(8.0)	(3.0)	(9.1)
Excess lease space		(0.8)		(0.8)
Other		(1.4)	(3.6)	(1.4)
Reduction of expected costs		0.9	0.6	2.3
Total employee-related charges, asset impairments and other	$ -	$(20.0)	$ (6.0)	$(21.2)
Other events impacting comparability:
Revenue from sale of small molecule program	$ -	$ -	$ 2.5	$ -
Asset dispositions and legal settlements		(1.6)	1.1	(28.2)
Acquired research and development		(3.4)	(114.3)	(3.4)
Investment gains		3.1		7.6
Tax items	8.4	63.3	18.2	48.8

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

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott is appealing the judgment as both Abbott and the Celera group

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. On March 8, 2007, the Court of Appeals for the Federal Circuit issued an order denying Abbott’s motion for a stay of the permanent injunction during the appeal process.

Fiscal 2006

During fiscal 2006, the Celera group recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of the following components:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total
Third quarter	$10.7	$8.0	$0.8	$1.4	$20.9
Fourth quarter	2.1	1.8	0.4	1.2	5.5
Total charges	12.8	9.8	1.2	2.6	26.4
Cash payments	7.9		0.2	2.4	10.5
Non-cash activity		9.3		0.2	9.5
Balance at June 30, 2006	4.9	0.5	1.0		6.4
Additional charge		3.0			3.0
Non-cash activity		3.0			3.0
Cash payments	4.2		0.7		4.9
Reduction of expected costs	0.6				0.6
Balance at March 31, 2007	$ 0.1	$0.5	$0.3	$ -	$ 0.9

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

Charges prior to fiscal 2006

During the first nine months of fiscal 2007, the Celera group made net cash payments of approximately $1.1 million related to an excess facility lease space charge that was recorded prior to fiscal 2006. The remaining net cash expenditures of approximately $3.1 million related to this charge, which reflected an adjustment in the second quarter of fiscal 2007, are expected to be disbursed by fiscal 2011.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The Applied Biosystems group recorded pre-tax benefits of $1.4 million in the first nine months of fiscal 2006 for reductions in anticipated employee-related costs associated with severance and benefit charges recorded in fiscal 2005.

In the first quarter of fiscal 2006, the Applied Biosystems group recorded a $1.1 million pre-tax impairment charge to write-down the carrying amount of its San Jose, California facility to its estimated market value at that time less estimated selling costs. This charge was in addition to a charge recorded in fiscal 2005. In the third quarter of fiscal 2006, the Applied Biosystems group entered into an agreement to sell the facility and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the sales price per the agreement. In the fourth quarter of fiscal 2006, the Applied Biosystems group completed the sale of the facility.

Charges prior to fiscal 2006

During the first nine months of fiscal 2007, the Applied Biosystems group made cash payments of $1.1 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The remaining cash payments of $1.2 million as of March 31, 2007 are expected to be disbursed by fiscal 2011.

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

Fiscal 2006

In the third quarter of fiscal 2006, we recorded a pre-tax charge of $35.0 million as a result of a settlement to resolve all outstanding legal disputes with Beckman Coulter regarding claims to some patented capillary electrophoresis technology and heated cover instrumentation technology. The Applied Biosystems group made a payment of $35 million to Beckman Coulter in the fourth quarter of fiscal 2006 for rights to some Beckman Coulter technology and for the release of any and all claims of infringement relating to DNA sequencer and thermal cycler products.

Also in the third quarter of fiscal 2006, we recorded a benefit of $33.4 million related to a settlement agreement involving patent infringement claims brought by us against Bio-Rad Laboratories, Inc. and MJ Research, Inc. (acquired by Bio-Rad after the commencement of litigation.) The settlement also resolved litigation brought by Bio-Rad against us for patent and trademark infringement, and counterclaims by us against Bio-Rad. By March 31, 2006, we had received all amounts related to the Bio-Rad settlement.

In the first quarter of fiscal 2006, we recorded a $23.5 million pre-tax charge related to a litigation matter and an award in an arbitration proceeding with Amersham Biosciences, now GE Healthcare. We recorded the pre-tax charge as follows: $22.8 million at the Applied Biosystems group and $0.7 million at the Celera group. The arbitrator awarded Amersham

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

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

Acquired research and development

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $114.3 million charge to write off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of Agencourt Personal Genomics, Inc. (“APG”). As of the acquisition date, the technological feasibility of the acquired project had not been established, and it was determined that the acquired project had no future alternative use. The determination of the amount attributed to acquired IPR&D took into consideration an independent appraisal performed by an outside consultant. See Note 3 for more information on this acquisition.

In the third quarter of fiscal 2006, the Applied Biosystems group recorded a $3.4 million charge to write off the value of acquired IPR&D in connection with the acquisition of the Research Products Division of Ambion, Inc., which was effective March 1, 2006. As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses. The amount attributed to acquired IPR&D was based on an independent appraisal.

Investment gains

The Celera group recorded pre-tax gains of $4.5 million in the first quarter and $3.1 million in the third quarter of fiscal 2006 in the condensed consolidated statements of operations in gain on investments, net from the sale of non-strategic minority equity investments.

Tax items

Fiscal 2007

In the third quarter of fiscal 2007, we recorded a tax benefit of $8.4 million, primarily resulting from a $6.1 million valuation allowance release. The valuation allowance release was due to management’s reassessment of the future realization of foreign tax credits. Tax benefits identified during the tax return preparation accounted for the remaining tax benefits of $2.3 million. $8.0 million of the tax benefit was recorded at the Applied Biosystems group and $0.4 million was recorded at the Celera group.

In December 2006, the President of the United States signed the Tax Relief and Health Care Act of 2006, which extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Applied Biosystems group and the Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1, 2006 to June 30, 2006.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for some German net operating loss carryforwards.

Fiscal 2006

In the third quarter of fiscal 2006, the Applied Biosystems group recorded tax benefits of $63.3 million related to a completed Internal Revenue Services (“IRS”) exam, state valuation allowance reversal, and R&D credits. The IRS completed the audit of Applera for the fiscal years 1996 through 2003 and, as a result, the Applied Biosystems group recorded favorable adjustments of $32.2 million to existing tax liabilities. A net of federal tax $24.8 million increase in the net state deferred tax assets primarily related to a reduction in valuation allowance and the write-off of some state deferred tax assets. The reduction in the valuation allowance was due to management’s reassessment of the future realization of deferred tax assets based on revised forecasted taxable income which includes the impact of a change in the apportionment of income to California, a reduction in R&D spending, and increased revenues and profits from our

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

worldwide operations. Also, Applera completed its assessment of fiscal years 2001 through 2004 R&D activities and, as a result, the Applied Biosystems group recorded a net benefit of $6.3 million for additional R&D credits.

During the second quarter of fiscal 2006, the Applied Biosystems group recorded estimated tax charges of $28.0 million related to repatriation of cash balances held outside the U.S. In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan.

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

(Dollar amounts in millions)	Fair Value
Property, plant and equipment	$ 1.4

Intangible asset – workforce	1.5
Acquired IPR&D	114.3

Deferred tax asset	4.7
Deferred tax liability	(0.5)
Total purchase price	$121.4

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table briefly describes the APG IPR&D project.

(Dollar amounts in millions)	At Acquisition Date
	Fair Value	Estimated Costs to Complete	Approximate Percentage Completed

Instruments	$ 66.6	$10.0	35%

Reagents	47.7	6.0	25%

Total	$114.3	$16.0

The instruments and reagents being developed are intended for very high throughput genetic analysis applications, including DNA sequencing and expression profiling. The initial instrument and reagents are expected to begin generating revenue in fiscal 2008. Enhanced platforms are expected to begin generating revenues in fiscal 2010 and fiscal 2013.

Note 4 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$75.5	$124.4	$(4.5)	$(23.3)
Allocated intercompany sale of assets	0.1
Allocated interperiod taxes	(0.2)	(0.6)
Total net income (loss) allocated	75.4	123.8	(4.5)	(23.3)
Less dividends declared on common stock	15.7	7.9
Undistributed earnings (loss)	$59.7	$115.9	$(4.5)	$(23.3)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.09	$0.04	$ -	$ -
Basic undistributed earnings (loss) per share	0.32	0.63	(0.06)	(0.31)
Total basic earnings (loss) per share	$0.41	$0.67	$(0.06)	$(0.31)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.08	$0.04	$ -	$ -
Diluted undistributed earnings (loss) per share	0.31	0.61	(0.06)	(0.31)
Total diluted earnings (loss) per share	$0.39	$0.65	$(0.06)	$(0.31)

Weighted average number of common shares
Basic	183.8	183.5	78.5	75.8
Common stock equivalents	7.4	7.0
Diluted	191.2	190.5	78.5	75.8

(1) Amounts represent actual dividends per share distributed.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the nine months ended March 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$91.6	$198.4	$(12.0)	$(57.4)
Allocated intercompany sale of assets	(0.2)	0.1
Allocated interperiod taxes		(1.3)
Total net income (loss) allocated	91.4	197.2	(12.0)	(57.4)
Less dividends declared on common stock	31.3	24.0
Undistributed earnings (loss)	$60.1	$173.2	$(12.0)	$(57.4)

Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.17	$0.13	$ -	$ -
Basic undistributed earnings (loss) per share	0.33	0.92	(0.15)	(0.77)
Total basic earnings (loss) per share	$0.50	$1.05	$(0.15)	$(0.77)

Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.16	$0.13	$ -	$ -
Diluted undistributed earnings (loss) per share	0.32	0.89	(0.15)	(0.77)
Total diluted earnings (loss) per share	$0.48	$1.02	$(0.15)	$(0.77)

Weighted average number of common shares
Basic	183.1	188.3	78.2	75.0
Common stock equivalents	7.5	4.7
Diluted	190.6	193.0	78.2	75.0

(1) Amounts represent actual dividends per share distributed.

Options to purchase shares at exercise prices greater than the average market prices of our two classes of common stock were excluded from the computation of diluted earnings per share because the effect was antidilutive. Additionally, options to purchase shares of Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations at March 31:

(Shares in millions)	2007	2006
Applera-Applied Biosystems stock	6.1	5.9
Applera-Celera stock	7.5	9.1

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 5 – Comprehensive Gain

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non–U.S. subsidiaries. Comprehensive gain was as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Net income	$70.9	$100.5	$79.4	$139.8
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(0.7)	0.2	2.5	0.1
Net unrealized gains on investments reclassified into earnings			(0.3)
Net unrealized gains (losses) on hedge contracts	(0.5)	(2.2)		4.8
Net unrealized (gains) losses on hedge contracts reclassified into earnings	0.5	(5.8)	1.0	(6.8)
Foreign currency translation adjustments	0.9	4.1	7.3	(10.4)
Total other comprehensive gain (loss)	0.2	(3.7)	10.5	(12.3)
Total comprehensive gain	$71.1	$ 96.8	$89.9	$127.5

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	March 31, 2007	June 30, 2006
Raw materials and supplies	$ 60.0	$ 44.3
Work-in-process	6.1	12.8
Finished products	86.3	80.6
Total inventories, net	$152.4	$137.7

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 8 – Goodwill and Intangible Assets

The carrying amounts of our intangible assets were as follows:

	March 31, 2007		June 30, 2006
(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Acquired technology	$ 83.5	$54.6	$ 83.3	$44.5
Patents	29.9	24.6	29.9	22.9
Customer relationships	27.1	4.2	27.1	1.6
Other	1.8	0.6	0.3	0.3
Total amortized intangible assets	$142.3	$84.0	$140.6	$69.3

Unamortized intangible assets
Trade name	4.9		4.9
Total	$147.2	$84.0	$145.5	$69.3

Aggregate amortization expense was as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Applied Biosystems group	$4.4	$3.1	$13.4	$6.6
Celera group	0.6	0.6	1.7	2.8
Consolidated	$5.0	$3.7	$15.1	$9.4

We record amortization expense in cost of sales. However, amortization of acquisition-related intangible assets is recorded in the amortization of purchased intangible assets in the condensed consolidated statements of operations. At March 31, 2007, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Group	Consolidated
Remainder of fiscal 2007	$ 4.0	$0.4	$ 4.4
2008	14.4	0.6	15.0
2009	13.1	0.2	13.3
2010	10.4	0.2	10.6
2011	6.6	0.2	6.8

The carrying amount of goodwill at March 31, 2007 and June 30, 2006, was $245.9 million, of which $243.2 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera group.

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activity for the nine months ended March 31 was as follows:

(Dollar amounts in millions)	2007	2006
Dividends declared but not paid	$15.7	$ 7.9
Tax benefit related to employee stock options	21.8	11.9

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 10 – Guarantees

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2007, the financing companies’ outstanding balance of lease receivables with recourse to us was $5.9 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $58.6 million at March 31, 2007, is not expected to have a material adverse effect on our condensed consolidated statement of financial position.

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

The following table provides an analysis of the warranty reserve for the nine months ended March 31:

(Dollar amounts in millions)	2007	2006
Balance beginning of period	$10.6	$14.0
Accruals for warranties	9.8	13.3
Usage of reserve	(10.0)	(13.6)
Other*	0.1	(2.5)
Balance at March 31	$10.5	$11.2

* Other consists of accrual adjustments to reflect actual experience and currency translation.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and nine month periods ended March 31 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Pension
Service cost	$ 0.8	$ 0.9	$ 2.5	$ 2.4
Interest cost	11.1	8.9	32.9	27.0
Expected return on plan assets	(11.8)	(9.5)	(35.0)	(28.7)
Amortization of prior service cost	0.2	0.2	0.6	0.2
Amortization of losses	1.4	2.1	4.0	6.0
Net periodic expense	$ 1.7	$ 2.6	$ 5.0	$ 6.9
Postretirement Benefit
Service cost	$ -	$ 0.1	$ 0.1	$ 0.2
Interest cost	0.9	0.5	2.7	2.1
Amortization of (gains) losses	(0.1)		(0.3)	0.1
Net periodic expense	$ 0.8	$ 0.6	$ 2.5	$ 2.4

We contributed approximately $2 million to our foreign and non-qualified domestic plans during the nine months ended March 31, 2007, and expect to contribute an additional $1 million during the remainder of fiscal 2007. Based on the level of our contributions to the qualified U.S. pension plan during fiscal 2006 and previous years, combined with the performance of the assets invested in the plan, we do not expect to have to fund our qualified U.S. pension plan in fiscal 2007 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $5 million under the postretirement plan during the nine months ended March 31, 2007, and we expect to make approximately $2 million of additional benefit payments during the remainder of fiscal 2007.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

We filed a patent infringement action against Bio-Rad Laboratories, Inc., MJ Research, Inc., and Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that the defendants infringe U.S. Patent No. 6,814,934. The complaint specifically alleges that the defendants’ activities involving instruments for real-time PCR detection result in infringement. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Bio-Rad and MJ Research answered the complaint and counterclaimed for declaratory relief that the ’934 patent was invalid and not infringed, but we settled all of these claims with Bio-Rad and MJ Research in February 2006. Stratagene also answered the complaint and counterclaimed for declaratory relief that the ’934 patent is invalid and not infringed. Stratagene is seeking dismissal of our complaint, a judgment that the ’934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

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

We are involved in several legal actions with Thermo Electron Corporation and its subsidiary Thermo Finnigan LLC. These legal actions commenced when we, together with MDS, Inc. and our Applied Biosystems/MDS Sciex Instruments joint venture with MDS, filed a patent infringement action against Thermo Electron in the U.S. District Court for the District of Delaware on September 3, 2004. The complaint alleges infringement by Thermo Electron of U.S. Patent No. 4,963,736, and seeks monetary damages, costs, expenses, and other relief as the court deems proper. Thermo Electron has answered the complaint and counterclaimed for declaratory relief that the ’736 patent is invalid, not infringed, and unenforceable, and is seeking dismissal of our complaint, a judgment that the ’736 patent is invalid, not

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. After the filing of the action against Thermo Electron, on December 8, 2004, Thermo Finnigan filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ’654 patent is invalid, not infringed, and unenforceable, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ’654 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Thermo Finnigan subsequently filed a second patent infringement action against us, MDS, and the Applied Biosystems/MDS Sciex Instruments joint venture, in the U.S. District Court for the District of Delaware on February 23, 2005. The complaint alleges that we and the other defendants have infringed U.S. Patent No. 6,528,784 as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ’784 patent is invalid and not infringed, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ’784 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

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

The following table summarizes revenues earned between segments:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Applied Biosystems Group
Sales to the Celera group (a)	$0.7	$ 1.9	$3.1	$4.8
Celera Group
Royalties from the Applied Biosystems group (b)	$ -	$(0.1)	$ -	$2.0

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Additionally, the Applied Biosystems group received, without reimbursement, $0.5 million in the first nine months of fiscal 2007 and $46.3 million in the first nine months of fiscal 2006 of tax benefits generated by the Celera group in accordance with our tax allocation policy. The fiscal 2007 tax benefits were reduced by $22.1 million for adjustments relating to the capitalization of fiscal 2006 research and development costs identified during the tax return preparation.

In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$436,209	$ 2,376	$ -	$438,585
Services	61,806	10		61,816
Other	31,276	7,375		38,651
Net revenues from external customers	529,291	9,761	-	539,052
Intersegment revenues	682		(682)
Total Net Revenues	529,973	9,761	(682)	539,052
Products	200,494	3,432	(494)	203,432
Services	27,648		(77)	27,571
Other	3,217	1,920		5,137
Cost of Sales	231,359	5,352	(571)	236,140
Gross Margin	298,614	4,409	(111)	302,912
Selling, general and administrative	137,082	5,351	14,825	157,258
Corporate allocated expenses	13,111	1,720	(14,831)
Research, development and engineering	54,378	13,041	(151)	67,268
Amortization of purchased intangible assets	2,841			2,841
Operating Income (Loss)	91,202	(15,703)	46	75,545
Interest income, net	3,263	7,351		10,614
Other income (expense), net	2,277	128		2,405
Income (Loss) before Income Taxes	96,742	(8,224)	46	88,564
Provision (benefit) for income taxes	21,210	(3,772)	228	17,666
Net Income (Loss)	$ 75,532	$ (4,452)	$ (182)	$ 70,898

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$1,264,893	$ 7,620	$ -	$1,272,513
Services	180,728	10		180,738
Other	87,481	25,578		113,059
Net revenues from external customers	1,533,102	33,208	-	1,566,310
Intersegment revenues	3,124		(3,124)
Total Net Revenues	1,536,226	33,208	(3,124)	1,566,310
Products	599,775	11,473	(1,355)	609,893
Services	78,939		(231)	78,708
Other	8,843	2,176		11,019
Cost of Sales	687,557	13,649	(1,586)	699,620
Gross Margin	848,669	19,559	(1,538)	866,690
Selling, general and administrative	394,856	16,555	43,074	454,485
Corporate allocated expenses	38,011	5,082	(43,093)
Research, development and engineering	150,369	38,197	(1,236)	187,330
Amortization of purchased intangible assets	8,420			8,420
Employee-related charges, asset impairments, and other		6,013		6,013
Asset dispositions and legal settlements	1,299	(2,357)		(1,058)
Acquired research and development	114,251			114,251
Operating Income (Loss)	141,463	(43,931)	(283)	97,249
Gain on investments, net	209			209
Interest income, net	9,284	20,888		30,172
Other income (expense), net	4,518	343		4,861
Income (Loss) before Income Taxes	155,474	(22,700)	(283)	132,491
Provision (benefit) for income taxes	63,882	(10,711)	(55)	53,116
Net Income (Loss)	$ 91,592	$(11,989)	$ (228)	$ 79,375

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 305,821	$ 26,525	$ -	$ 332,346
Short-term investments	142,696	538,061		680,757
Accounts receivable, net	406,810	5,774	(343)	412,241
Inventories, net	145,181	7,514	(319)	152,376
Prepaid expenses and other current assets	136,846	31,835	(1,954)	166,727
Total current assets	1,137,354	609,709	(2,616)	1,744,447
Property, plant and equipment, net	386,872	7,892	(233)	394,531
Goodwill and intangible assets, net	304,822	4,229		309,051
Other long-term assets	503,186	149,887	50	653,123
Total Assets	$2,332,234	$771,717	$(2,799)	$3,101,152

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 164,722	$ 3,217	$(1,737)	$ 166,202
Accrued salaries and wages	80,562	6,485		87,047
Current deferred tax liability	15,077			15,077
Accrued taxes on income	14,489	14,434		28,923
Other accrued expenses	242,744	9,520	(773)	251,491
Total current liabilities	517,594	33,656	(2,510)	548,740
Other long-term liabilities	208,307	5,474	(226)	213,555
Total Liabilities	725,901	39,130	(2,736)	762,295

Total Stockholders’ Equity	1,606,333	732,587	(63)	2,338,857
Total Liabilities and Stockholders’ Equity	$2,332,234	$771,717	$(2,799)	$3,101,152

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities of Continuing Operations
Net income (loss)	$ 91,592	$ (11,989)	$ (228)	$ 79,375
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	59,294	5,302	(235)	64,361
Asset impairments		3,000		3,000
Employee-related charges and other		3,013		3,013
Share-based compensation programs	12,042	2,319		14,361
Deferred income taxes	20,507	(10,850)	(1,999)	7,658
Sale of assets and legal settlements, net	(209)			(209)
Acquired research and development	114,251			114,251
Nonreimbursable utilization of intergroup tax benefits	481	(481)
Changes in operating assets and liabilities:
Accounts receivable	(26,139)	3,852	(387)	(22,674)
Inventories	(12,604)	720	319	(11,565)
Prepaid expenses and other assets	2,584	(4,624)	(3,445)	(5,485)
Accounts payable and other liabilities	(30,960)	(11,188)	5,848	(36,300)
Net Cash Provided (Used) by Operating Activities of Continuing Operations	230,839	(20,926)	(127)	209,786
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(43,808)	(1,796)	127	(45,477)
Proceeds from maturities of available-for-sale investments		205,952		205,952
Proceeds from sales of available-for-sale investments	55,672	284,160		339,832
Purchases of available-for-sale investments	(198,368)	(515,633)		(714,001)
Acquisitions and investments, net of cash acquired	(121,673)			(121,673)
Proceeds from the sale of assets, net	372			372
Net Cash Used by Investing Activities of Continuing Operations	(307,805)	(27,317)	127	(334,995)
Financing Activities
Dividends	(23,241)			(23,241)
Purchases of common stock for treasury	(68,540)			(68,540)
Proceeds from stock issued for stock plans and other	96,637	14,498		111,135
Net Cash Provided by Financing Activities	4,856	14,498	-	19,354
Effect of Exchange Rate Changes on Cash	4,010			4,010
Net Change in Cash and Cash Equivalents	(68,100)	(33,745)	-	(101,845)
Cash and Cash Equivalents Beginning of Period	373,921	60,270		434,191
Cash and Cash Equivalents End of Period	$ 305,821	$ 26,525	$ -	$ 332,346

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$396,595	$ 2,602	$ -	$399,197
Services	54,152	10		54,162
Other	37,993	6,409		44,402
Net revenues from external customers	488,740	9,021	-	497,761
Intersegment revenues	1,968	(60)	(1,908)
Total Net Revenues	490,708	8,961	(1,908)	497,761
Products	188,194	3,376	(852)	190,718
Services	24,096	578	(108)	24,566
Other	2,670	1,050		3,720
Total Cost of Sales	214,960	5,004	(960)	219,004
Gross Margin	275,748	3,957	(948)	278,757
Selling, general and administrative	128,540	6,308	14,089	148,937
Corporate allocated expenses	12,022	2,074	(14,096)
Research, development and engineering	47,974	20,324	(972)	67,326
Amortization of purchased intangible assets	1,281			1,281
Employee-related charges, asset impairments and other	(875)	20,870		19,995
Asset dispositions and legal settlements	1,629			1,629
Acquired research and development	3,400			3,400
Operating Income (Loss)	81,777	(45,619)	31	36,189
Gain on investments, net		3,125		3,125
Interest income, net	4,103	5,230		9,333
Other income (expense), net	862	(17)		845
Income (Loss) before Income Taxes	86,742	(37,281)	31	49,492
Benefit for income taxes	37,607	13,975	(544)	51,038
Net Income (Loss)	$124,349	$(23,306)	$ (513)	$100,530

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$1,132,598	$ 8,237	$ -	$1,140,835
Services	160,577	1,041		161,618
Other	90,047	17,176		107,223
Net revenues from external customers	1,383,222	26,454	-	1,409,676
Intersegment revenues	4,867	1,964	(6,831)
Total Net Revenues	1,388,089	28,418	(6,831)	1,409,676
Products	548,902	8,987	(4,095)	553,794
Services	70,628	2,895	(386)	73,137
Other	8,107	2,672		10,779
Total Cost of Sales	627,637	14,554	(4,481)	637,710
Gross Margin	760,452	13,864	(2,350)	771,966
Selling, general and administrative	365,804	20,959	38,658	425,421
Corporate allocated expenses	32,601	6,068	(38,669)
Research, development and engineering	133,982	78,575	(2,457)	210,100
Amortization of purchased intangible assets	1,909	1,091		3,000
Employee-related charges, asset impairments and other	356	20,870		21,226
Asset dispositions and legal settlements	27,495	675		28,170
Acquired research and development	3,400			3,400
Operating Income (Loss)	194,905	(114,374)	118	80,649
Gain on investments, net		7,628		7,628
Interest income, net	11,758	16,400		28,158
Other income (expense), net	3,767	(214)		3,553
Income (Loss) before Income Taxes	210,430	(90,560)	118	119,988
Provision (benefit) for income taxes	12,052	(33,175)	1,317	(19,806)
Net Income (Loss)	$ 198,378	$ (57,385)	$ (1,199)	$ 139,794

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at June 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 373,921	$ 60,270	$ -	$ 434,191
Short-term investments		509,252		509,252
Accounts receivable, net	373,613	9,626	(730)	382,509
Inventories, net	129,417	8,234		137,651
Prepaid expenses and other current assets	135,711	32,966	(5,315)	163,362
Total current assets	1,012,662	620,348	(6,045)	1,626,965
Property, plant and equipment, net	387,170	9,607	(341)	396,436
Goodwill and intangible assets, net	316,269	5,828		322,097
Other long-term assets	529,671	137,895	(89)	667,477
Total Assets	$2,245,772	$773,678	$(6,475)	$3,012,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 200,591	$ 6,497	$(5,397)	$201,691
Accrued salaries and wages	89,883	9,055		98,938
Current deferred tax liability	17,560			17,560
Accrued taxes on income	38,157	12,787		50,944
Other accrued expenses	227,001	13,089	(933)	239,157
Total current liabilities	573,192	41,428	(6,330)	608,290
Other long-term liabilities	194,844	5,817	(310)	200,351
Total Liabilities	768,036	47,245	(6,640)	808,641

Total Stockholders’ Equity	1,477,736	726,433	165	2,204,334
Total Liabilities and Stockholders’ Equity	$2,245,772	$773,678	$(6,475)	$3,012,975

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities of Continuing Operations
Net income (loss)	$ 198,378	$ (57,385)	$(1,199)	$ 139,794
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	56,642	11,734	(325)	68,051
Asset impairments	215	8,151		8,366
Employee-related charges and other	(1,409)	6,475		5,066
Share-based compensation programs	7,632	991		8,623
Deferred income taxes	(64,077)	18,621	561	(44,895)
Sale of assets and legal settlements, net	58,829	(6,944)		51,885
Acquired research and development	3,400			3,400
Nonreimbursable utilization of intergroup tax benefits	46,308	(46,308)
Changes in operating assets and liabilities:
Accounts receivable	24,116	(1,006)	548	23,658
Inventories	(9,277)	(110)		(9,387)
Prepaid expenses and other assets	(4,508)	706	(1,140)	(4,942)
Accounts payable and other liabilities	(52,543)	(20,054)	1,461	(71,136)
Net Cash Provided (Used) by Operating Activities of Continuing Operations	263,706	(85,129)	(94)	178,483
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(31,705)	(4,516)	163	(36,058)
Proceeds from maturities of available-for-sale investments		139,373		139,373
Proceeds from sales of available-for-sale investments	104,877	221,189		326,066
Purchases of available-for-sale investments	(104,877)	(251,869)		(356,746)
Acquisitions and investments, net of cash acquired	(278,881)			(278,881)
Proceeds from the sale of assets, net		7,979	(69)	7,910
Net Cash Provided (Used) by Investing Activities of Continuing Operations	(310,586)	112,156	94	(198,336)
Financing Activities
Net change in loans payable	(49)			(49)
Dividends	(16,128)			(16,128)
Net cash funding from groups	25,644	(25,644)
Purchases of common stock for treasury	(457,120)			(457,120)
Proceeds from stock issued for stock plans and other	104,628	19,943		124,571
Net Cash Used by Financing Activities	(343,025)	(5,701)	-	(348,726)
Effect of Exchange Rate Changes on Cash	(7,979)			(7,979)
Net Change in Cash and Cash Equivalents	(397,884)	21,326	-	(376,558)
Cash and Cash Equivalents Beginning of Period	756,236	23,165		779,401
Cash and Cash Equivalents End of Period	$ 358,352	$ 44,491	$ -	$ 402,843

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

We have reclassified some prior year amounts for comparative purposes.

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

Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems stock”) is listed on the New York Stock Exchange under the ticker symbol “ABI” and is intended to reflect the relative performance of the Applied Biosystems group. Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) is listed on the New York Stock Exchange under the ticker symbol “CRA” and is intended to reflect the relative performance of the Celera group. There is no single security that represents the performance of Applera as a whole.

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

Business Developments:

Listed below are significant business developments since the filing of our last Quarterly Report on Form 10-Q on February 7, 2007.

Applied Biosystems Group

•

In April, the Applied Biosystems group announced plans to commercialize a first-of-its-kind mass spectrometry workstation designed to help pharmaceutical companies accelerate the drug compound screening process. The FlashQuant™ platform is a first-of-its-kind front-end MALDI ionization system designed to run with the 4000 triple quad and the 4000 Q Trap® system. The FlashQuant platform promises to greatly speed up compound screening in drug discovery for small molecule analysis.

•

In March, the Applied Biosystems group announced the official opening of its Asia Pacific Application Support Center in Shanghai, China. The Center is expected to help drive China’s life sciences industry by providing a facility where researchers will have access to one of the region’s most comprehensive displays of life science tools under one roof. The facility features state-of-the-art instruments and applications that span the life science continuum, including pharmaceutical and biotech research, health care and clinical research, forensic analysis to aid criminal investigations, and environmental and food safety testing.

•

In February, the Applied Biosystems group announced a new reagent kit, the BigDye® XTerminator™ Purification Kit, to address the often cumbersome purification or ‘clean-up’ step in DNA sequencing workflows. The new kit produces higher quality DNA sequence data faster and with significantly fewer steps than other purification methods.

•

Also in February, the Applied Biosystems group announced the world’s first commercially available reagent kit for generating genetic profiles from aged, compromised, or damaged DNA samples. The new AmpFlSTR® MiniFiler™ PCR Amplification Kit is expected to enable an increase in the number of solved criminal cases, in addition to aiding in the investigation of missing persons.

Celera Group

•

In April, the Celera group and Laboratory Corporation of America® Holdings (“LabCorp”) announced that they signed an agreement granting LabCorp a license to the Celera group’s breast cancer metastasis and estrogen/progesterone receptor discoveries. The license agreement allows LabCorp to select from among the Celera group’s genomic findings to develop and commercialize two molecular oncology laboratory service tests. This follows the presentation of data by the Celera group scientists in February at the 24th annual Miami Breast Cancer Conference in Miami Beach, Florida, supporting the Celera group’s multi-gene expression prognostic constellation as a predictor of distant metastasis in Tamoxifen-treated breast cancer patients.

•

In April, scientists at the Celera group and various collaborators published data from the Atherosclerosis Risk in Communities Study on the prediction of coronary heart disease (“CHD”) risk using a genetic risk score in the American Journal of Epidemiology. This study demonstrated the concept of aggregating information from multiple single nucleotide polymorphisms into a risk score and indicates that this risk score can improve prediction of incident CHD.

•

In April, scientists from the Celera group and Seattle Genetics presented data from two studies on CD133/prominin-1 at the annual American Association for Cancer Research meeting in Los Angeles, CA. CD133 is a cell-surface marker for blood stem/progenitor cells that has also been identified as a cancer stem cell marker in various cancers. Both studies showed the potential therapeutic use of antibody drug conjugates (“ADCs”) targeted to CD133 utilizing Seattle Genetics’ ADC technology in the treatment of various solid tumors. Seattle Genetics selected CD133 for further investigation in August 2005 as part of the collaboration between the two companies that was started in July 2004.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

In April, Abbott received CE marking for a real-time PCR (“polymerase chain reaction”) test for monitoring hepatitis B (“HBV”) viral load in patients, allowing the test to be marketed in the European Union. This test detects nearly all known forms of HBV genotypes and enables physicians to better manage patient therapy. The Abbott RealTime HBV assay has been developed for use on the Abbott m2000 system, an automated instrument for DNA and RNA testing in molecular laboratories.

•

In February, the Celera group published data in Human Molecular Genetics from its research studies identifying several candidate genetic markers associated with late-onset Alzheimer’s disease (“LOAD”), including markers in multiple genes that have never been associated with LOAD. Two of these genes are PCK1, a gene that regulates blood glucose levels, and GALP, a gene that is modulated by insulin and regulates food intake, suggesting a link between Alzheimer’s disease and irregular glucose/insulin levels.

•

Innogenetics N.V., Ghent, Belgium, brought a patent infringement suit against Abbott in September 2005 covering the U.S. sale of hepatitis C virus (“HCV”) genotyping products. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the products are manufactured by the Celera group and sold through its alliance with Abbott. In September 2006, a jury in Madison, Wisconsin found that the sale of these products willfully infringed a U.S. patent owned by Innogenetics. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The court also reversed the jury verdict of willful infringement, ruled that Abbott did not willfully infringe Innogenetics’ patent, and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Abbott is appealing the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping analyte specific reagents (“ASRs”) do not infringe Innogenetics’ patent. On March 8, 2007, the Court of Appeals for the Federal Circuit issued an order denying Abbott’s motion for a stay of the permanent injunction during the appeal process.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first nine months of fiscal 2007. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2006 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

	Three months ended		Nine months ended
Income/(charge)	March 31,		March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Severance and benefit costs	$ -	$(10.7)	$ -	$(12.2)
Asset impairments		(8.0)	(3.0)	(9.1)
Excess lease space		(0.8)		(0.8)
Other		(1.4)	(3.6)	(1.4)
Reduction of expected costs		0.9	0.6	2.3
Total employee-related charges, asset impairments and other	$ -	$(20.0)	$ (6.0)	$(21.2)
Other events impacting comparability:
Revenue from sale of small molecule program	$ -	$ -	$ 2.5	$ -
Asset dispositions and legal settlements		(1.6)	1.1	(28.2)
Acquired research and development		(3.4)	(114.3)	(3.4)
Investment gains		3.1		7.6
Tax items	8.4	63.3	18.2	48.8

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

Acquired Research and Development

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $114.3 million charge to write off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of APG. As of the acquisition date, the technological feasibility of the acquired IPR&D project had not been established, and it was determined that the project had no future alternative use. The project being developed, which consists of both an instrument and reagents, is intended for very high throughput genetic analysis applications, including DNA sequencing and expression profiling.

At the date of acquisition, the project was in the development stage and approximately 30% complete. The remaining efforts for the instrument are focused on developing and converting the prototype to an instrument that can be shipped globally. We expect the overall throughput of the instrument to be increased significantly from the prototype instrument prior to the commercial launch. The remaining efforts for the reagents are currently focused on developing reagents that can be manufactured at scale and produce results that can be reproduced in customer laboratories. The nature and timing of these remaining efforts are dependent on successful internal testing of both the instrument and the reagents. The following table briefly describes the APG project.

	At Acquisition Date			At March 31, 2007
(Dollar amounts in millions)	Fair Value	Estimated Costs to Complete	Approximate Percentage Completed	Estimated Costs to Complete	Approximate Percentage Completed
Instruments	$ 66.6	$10.0	35%	$ 8.0	60%

Reagents	47.7	6.0	25%	4.5	45%

Total	$114.3	$16.0		$12.5

The initial instrument and reagents are expected to begin generating revenue in fiscal 2008. Enhanced platforms are expected to begin generating revenues in fiscal 2010 and fiscal 2013. As of March 31, 2007, the total project costs are expected to be approximately $27 million. The increase in costs to complete the project is expected to be substantially offset by reductions to other planned R&D projects.

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

In the third quarter of fiscal 2006, the Applied Biosystems group recorded a $3.4 million charge to write off the value of acquired IPR&D in connection with the acquisition of the Research Products Division of Ambion, Inc.,

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

which was effective March 1, 2006. As of the acquisition date, the technological feasibility of the related projects had not been established, and it was determined that the acquired projects had no future alternative uses. The amount attributed to acquired IPR&D was based on an independent appraisal.

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

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of HCV genotyping ASR products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott is appealing the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. On March 8, 2007, the Court of Appeals for the Federal Circuit issued an order denying Abbott’s motion for a stay of the permanent injunction during the appeal process, and the alliance therefore will not receive any revenues from the sale of these HCV genotyping products for the foreseeable future. We believe the appeal process may take a year or more to conclude.

Fiscal 2006

During fiscal 2006, the Celera group recorded pre-tax charges related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of the following components:

(Dollar amounts in millions)	Employee- Related Charges	Asset Impairments	Excess Lease Space	Other Disposal Costs	Total
Third quarter	$10.7	$8.0	$0.8	$1.4	$20.9
Fourth quarter	2.1	1.8	0.4	1.2	5.5
Total charges	12.8	9.8	1.2	2.6	26.4
Cash payments	7.9		0.2	2.4	10.5
Non-cash activity		9.3		0.2	9.5
Balance at June 30, 2006	4.9	0.5	1.0		6.4
Additional charge		3.0			3.0
Non-cash activity		3.0			3.0
Cash payments	4.2		0.7		4.9
Reduction of expected costs	0.6				0.6
Balance at March 31, 2007	$ 0.1	$0.5	$0.3	$ -	$ 0.9

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

Cash expenditures for these charges were funded by available cash. These actions enabled the Celera group to focus on its molecular diagnostics and proteomics activities, reduce its cash consumption, and move toward profitability. The remaining cash expenditures related to these charges are expected to be disbursed by December 31, 2007.

Charges prior to fiscal 2006

During the first nine months of fiscal 2007, the Celera group made net cash payments of approximately $1.1 million related to an excess facility lease space charge that was recorded prior to fiscal 2006. The remaining net cash expenditures of approximately $3.1 million related to this charge, which reflected an adjustment in the second quarter of fiscal 2007, are expected to be disbursed by fiscal 2011.

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

In the first quarter of fiscal 2006, the Applied Biosystems group recorded a $1.1 million pre-tax impairment charge to write-down the carrying amount of its San Jose, California facility to its estimated market value at that time less estimated selling costs. This charge was in addition to a charge recorded in fiscal 2005. In the third quarter of fiscal 2006, the Applied Biosystems group entered into an agreement to sell the facility and recognized a $0.9 million pre-tax favorable adjustment to the charges previously recorded based on the sales price per the agreement. In the fourth quarter of fiscal 2006, the Applied Biosystems group completed the sale of the facility.

Charges prior to fiscal 2006

During the first nine months of fiscal 2007, the Applied Biosystems group made cash payments of $1.1 million for severance and employee benefits and office closures related to charges recorded prior to fiscal 2006. The remaining cash payments of $1.2 million as of March 31, 2007 are expected to be disbursed by fiscal 2011.

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

Fiscal 2006

In the third quarter of fiscal 2006, we recorded a pre-tax charge of $35.0 million as a result of a settlement to resolve all outstanding legal disputes with Beckman Coulter regarding claims to some patented capillary electrophoresis technology and heated cover instrumentation technology. The Applied Biosystems group made a payment of $35 million to Beckman Coulter in the fourth quarter of fiscal 2006 for rights to some Beckman Coulter technology and for the release of any and all claims of infringement relating to DNA sequencer and thermal cycler products.

Also in the third quarter of fiscal 2006, we recorded a benefit of $33.4 million related to a settlement agreement involving patent infringement claims brought by us against Bio-Rad Laboratories, Inc. and MJ Research, Inc. (acquired by Bio-Rad after the commencement of litigation.) The settlement also resolved litigation brought by Bio-Rad against us for patent and trademark infringement, and counterclaims by us against Bio-Rad. By March 31, 2006, we had received all amounts related to the Bio-Rad settlement.

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

Investment gains

The Celera group recorded pre-tax gains of $4.5 million in the first quarter and $3.1 million in the third quarter of fiscal 2006 in the condensed consolidated statements of operations in gain on investments, net from the sale of non-strategic minority equity investments.

Tax items

Fiscal 2007

In the third quarter of fiscal 2007, we recorded a tax benefit of $8.4 million, primarily resulting from a $6.1 million valuation allowance release. The valuation allowance release was due to management’s reassessment of the future realization of foreign tax credits. Tax benefits identified during the tax return preparation accounted for the remaining tax benefits of $2.3 million. $8.0 million of the tax benefit was recorded at the Applied Biosystems group and $0.4 million was recorded at the Celera group.

In December 2006, the President of the United States signed the Tax Relief and Health Care Act of 2006, which extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Applied Biosystems group and the Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1, 2006 to June 30, 2006.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for some German net operating loss carryforwards.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Fiscal 2006

In the third quarter of fiscal 2006, the Applied Biosystems group recorded tax benefits of $63.3 million related to a completed Internal Revenue Services (“IRS”) exam, state valuation allowance reversal, and R&D credits. The IRS completed the audit of Applera for the fiscal years 1996 through 2003 and, as a result, the Applied Biosystems group recorded favorable adjustments of $32.2 million to existing tax liabilities. A net of federal tax $24.8 million increase in the net state deferred tax assets primarily related to a reduction in valuation allowance and the write-off of some state deferred tax assets. The reduction in the valuation allowance was due to management’s reassessment of the future realization of deferred tax assets based on revised forecasted taxable income which includes the impact of a change in the apportionment of income to California, a reduction in R&D spending, and increased revenues and profits from our worldwide operations. Also, Applera completed its assessment of fiscal years 2001 through 2004 R&D activities and, as a result, the Applied Biosystems group recorded a net benefit of $6.3 million for additional R&D credits.

During the second quarter of fiscal 2006, the Applied Biosystems group recorded estimated tax charges of $28.0 million related to repatriation of cash balances held outside the U.S. In the first quarter of fiscal 2006, the Applied Biosystems group recorded a tax benefit of $13.5 million related to the resolution of transfer pricing matters in Japan.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended March 31,					Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006		% Increase/ (Decrease)		2007	2006		% Increase/ (Decrease)
Net revenues	$539.0	$497.8		8.3%		$1,566.3	$1,409.7		11.1%
Cost of sales	236.1	219.0		7.8%		699.6	637.8		9.7%
Gross margin	302.9	278.8		8.6%		866.7	771.9		12.3%
SG&A expenses	157.3	148.9		5.6%		454.5	425.4		6.8%
R&D	67.2	67.4		(0.3%	)	187.3	210.1		(10.9%	)
Amortization of purchased intangible assets	2.8	1.3		115.4%		8.4	3.0		180.0%
Employee-related charges, asset impairments and other		20.0		(100.0%	)	6.0	21.2		(71.7%	)
Asset dispositions and legal settlements		1.6		(100.0%	)	(1.1)	28.2		(103.9%	)
Acquired research and development		3.4		(100.0%	)	114.3	3.4
Operating income	75.6	36.2		108.8%		97.3	80.6		20.7%
Gain on investments, net		3.1		(100.0%	)	0.2	7.6		(97.4%	)
Interest income, net	10.6	9.3		14.0%		30.2	28.2		7.1%
Other income (expense), net	2.4	0.9		166.7%		4.8	3.6		33.3%
Income before income taxes	88.6	49.5		79.0%		132.5	120.0		10.4%
Provision (benefit) for income taxes	17.7	(51.0)		(134.7%	)	53.1	(19.8)		(368.2%	)
Net income	$ 70.9	$100.5		(29.5%	)	$ 79.4	$ 139.8		(43.2%	)
Percentage of net revenues:
Gross margin	56.2%	56.0%				55.3%	54.8%
SG&A expenses	29.2%	29.9%				29.0%	30.2%
R&D	12.5%	13.5%				12.0%	14.9%
Operating income	14.0%	7.3%				6.2%	5.7%

Effective income tax (benefit) rate	20%	(103%	)			40%	(17%	)

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Charge included in income before income taxes	$ -	$(21.9)	$(116.7)	$(45.2)
Benefit for income taxes	(8.5)	(70.2)	(19.1)	(62.4)

Net income decreased in the third quarter and first nine months of fiscal 2007 compared to prior year periods primarily due to the previously described events impacting comparability, in particular the events described under tax items, and higher SG&A expenses, partially offset by higher net revenues and lower R&D expenses. The net effect of foreign currency on our net income was a benefit of approximately $6 million during the third quarter of fiscal 2007 and approximately $15 million during the first nine months of fiscal 2007 as compared to the prior year periods. Read our discussion of segments for information on their financial results.

Net revenues, which include the favorable effects of foreign currency, increased in the third quarter and first nine months of fiscal 2007 compared with the prior year periods. Revenues included a favorable impact of approximately 3% for the third quarter and first nine months of fiscal 2007 related to the acquisition of the Research Products Division of Ambion, Inc., which was effective March 1, 2006. The effect of foreign currency increased net revenues by approximately 2% for the third quarter and first nine months of fiscal 2007 as compared to the prior year periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Net revenues increased for both the quarter and year to date periods at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics product category, primarily due to higher sales of consumables products, and in the Mass Spectrometry product category, led by sales of API triple quadrupole, or quad, MALDI TOF/TOF, and QSTAR® systems and increased instrument service contract revenue. Favorably impacting the year to date results also were higher sales of Q TRAP® systems. Higher sales of DNA sequencing consumables and increased instrument service contract revenue contributed to the growth in the DNA Sequencing product category.

•

Net revenues increased at the Celera group, primarily due to higher diagnostic-related licensing and royalty revenues, including licensing revenue from Beckman Coulter. Equalization payments from Abbott Laboratories were lower in both the third quarter and first nine months of fiscal 2007 compared to the prior year periods. Revenues for the first nine months of fiscal 2007 included $2.5 million from the sale of a small molecule program and higher product sales than in the first nine months of fiscal 2006.

Net revenues increased approximately 16% in Europe in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The effect of foreign currency increased revenues by approximately 7% in Europe during the third quarter of fiscal 2007 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 9% in Europe. In the U.S., revenues increased by approximately 4% as compared to the prior year quarter. Revenues in Asia Pacific, other than Japan, increased by approximately 13% as compared to the prior year quarter. Revenues in Japan during the third quarter of fiscal 2007 decreased by approximately 6% relative to the prior year quarter, including an unfavorable impact from foreign currency of approximately 1%.

Net revenues increased approximately 15% in Europe in the first nine months of fiscal 2007 compared to the prior year period. The effect of foreign currency increased revenues by approximately 5% in Europe during the first nine months of fiscal 2007 as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 10% in Europe. In the U.S., revenues increased by approximately 6% as compared to the prior year period. Revenues in Asia Pacific, other than Japan, increased by approximately 25% as compared to the prior year period. Revenues in Japan during the first nine months of fiscal 2007 increased by approximately 2% as compared to the prior year period.

The higher gross margin percentage for the third quarter of fiscal 2007 as compared to the prior year quarter was primarily due to improved vendor pricing related to enzymes and the favorable effects of foreign currency at the Applied Biosystems group, and higher revenues at the Celera group, partially offset by higher royalty costs and lower royalty income at the Applied Biosystems group. Included in gross margin for the third quarter and first nine months of fiscal 2006 was $7 million of licensing fees related to the Bio-Rad Laboratories settlement. The gross margin percentage increased for the first nine months of fiscal 2007 over the prior year period primarily due to the favorable effects of foreign currency, improved vendor pricing related to enzymes, and improved service margins, all at the Applied Biosystems group, and higher revenues at the Celera group, partially offset by increased royalty costs at the Applied Biosystems group as a result of recent legal settlements. The improvement in service margins at the Applied Biosystems group was primarily driven by improved efficiency of the field service organization and growth in the volume of service contracts.

SG&A expenses for the third quarter of fiscal 2007 increased compared to the prior year quarter primarily due to operating and integration costs of approximately $4 million related to our acquisition of Ambion, increased employee-related costs, including sales commissions, of approximately $2 million, and strategic investments of approximately $3 million to support growth in China, Europe and North America, all at the Applied Biosystems group. This increase was partially offset by lower legal expenses of approximately $2 million at the Applied Biosystems group.

SG&A expenses for the first nine months of fiscal 2007 increased compared to the prior year period primarily due to operating and integration costs of approximately $20 million related to our acquisition of Ambion, higher employee-related costs, including sales commissions, of approximately $17 million, and strategic investments of approximately $8 million to support growth in China, Europe and North America, all at the Applied Biosystems group. This increase was partially offset by lower legal expenses of approximately $15 million, including a reversal of a $5 million accrual related to settled litigation.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

R&D expenses decreased for both the third quarter and first nine months of fiscal 2007 compared to the prior year periods primarily as a result of the Celera group’s decision to exit small molecule drug discovery and development as well as costs incurred in fiscal 2006 for R&D projects that were not continued in fiscal 2007 at the Applied Biosystems group, both of which were partially offset by increased costs related to the acquisition of Ambion, the development of an advanced genetic analysis platform related to the APG acquisition, and the U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006.

Interest income, net increased during the third quarter and first nine months of fiscal 2007 compared to the same periods last year primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments. The lower cash and cash equivalents and short-term investments were primarily the result of share repurchases in both fiscal 2007 and 2006, the acquisition of Ambion in March 2006, and the acquisition of APG in July 2006.

The effective tax rate in the third quarter and first nine months of fiscal 2007 was an expense compared to a benefit in the third quarter and first nine months of fiscal 2006. The changes in both the quarter and year to date periods were primarily due to the previously described events impacting comparability, including the events described under tax items.

Applera Corporation

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $1.0 billion at March 31, 2007, and $943.4 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at March 31, 2007. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, ongoing share repurchases, and dividends for the next twelve months and for the foreseeable future. In view of the Applied Biosystems group’s strong cash flow performance during fiscal 2007 and its cash resources as of March 31, 2007, our board of directors determined that the Applied Biosystems group has sufficient financial resources to pursue internal and external investment opportunities as well as to repurchase shares.

In April 2007, we announced that our board of directors authorized the repurchase of up to an additional 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases under this authorization will be made from time to time depending on market and business conditions and will be funded using the Applied Biosystems group’s U.S. cash reserves and cash generated from domestic operations, as well as funds to be borrowed under our revolving credit agreement or from other sources, if and when required.

In July 2005, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock, and in January 2006, we announced that our board of directors authorized the repurchase of up to an additional 5 million shares of Applera-Applied Biosystems stock. The repurchases announced in July 2005 and January 2006 were completed in fiscal 2006. The authorizations referred to in this and the preceding paragraph supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

(Dollar amounts in millions)	March 31, 2007	June 30, 2006
Cash and cash equivalents	$ 332.3	$ 434.2
Short-term investments	680.8	509.2
Total cash and cash equivalents and short-term investments	$1,013.1	$ 943.4
Working capital	1,195.7	1,018.7

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Cash and cash equivalents decreased for the first nine months of fiscal 2007 from June 30, 2006, as cash expenditures for the acquisition of APG, share repurchases, the purchase of capital and other assets, net of sales and maturities, and the payment of dividends, exceeded cash generated from operating activities and proceeds from stock issuances.

Net cash flows from continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$ 209.8	$ 178.5
Net cash from investing activities	(335.0)	(198.3)
Net cash from financing activities	19.4	(348.7)
Effect of exchange rate changes on cash	4.0	(8.0)

Operating activities:

The increase in net cash provided from operating activities for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 resulted primarily from higher income-related cash flows and a lower use of cash in accounts payable and other liabilities, partially offset by a higher use of cash in accounts receivable. Fiscal 2007 included cash received of $13.7 million at the Celera group primarily from licensing revenue from Beckman Coulter, the sale of a small molecule drug discovery and development program, and the legal settlement related to the Online/Information Business. The lower use of cash in accounts payable and other liabilities resulted primarily from a voluntary contribution of approximately $31 million to our pension plans in fiscal 2006, and the payment of approximately $23 million related to the previously discussed Amersham arbitration matter also in fiscal 2006, partially offset by the timing of vendor and income tax payments at the Applied Biosystems group. At the Celera group, working capital benefited from the decisions to exit small molecule drug discovery and development in fiscal 2006 and discontinue the Online/Information business in fiscal 2005. The higher use of cash in accounts receivables at the Applied Biosystems group was due to increased sales, including sales of Ambion products. The Applied Biosystems group’s days sales outstanding was 57 days at March 31, 2007, compared to 54 days at June 30, 2006 and 56 days at March 31, 2006. The increase from June 30, 2006 resulted primarily from an increase in sales volume and lower cash collections in Europe.

Investing activities:

Capital expenditures, net of disposals, for the first nine months of fiscal 2007 were $9.4 million higher than in the prior year period primarily due to facility renovations in Foster City, CA, the opening of the new Asia Pacific Application Support Center in Shanghai, China, and purchases of production and laboratory equipment in fiscal 2007, all at the Applied Biosystems group. The first nine months of fiscal 2007 included higher purchases, net of sales and maturities, of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs, as described in Note 3 to our condensed consolidated financial statements. In March 2006, we acquired Ambion for approximately $279 million, including transaction costs. The first nine months of fiscal 2006 included proceeds of $7.6 million received from sales of non-strategic investments.

Financing activities:

The first nine months of fiscal 2007 included three dividend payments on Applera-Applied Biosystems stock compared to two dividend payments in the first nine months of fiscal 2006. During the first nine months of fiscal 2007, we repurchased approximately 1.8 million shares of Applera-Applied Biosystems stock for $68.5 million. During the first nine months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock for $457.1 million.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Contractual Obligations

Our significant contractual obligations at March 31, 2007, and the anticipated payments under these obligations were as follows:

	Payments by Period
(Dollar amounts in millions)	Total	2007	(a)	2008 - 2009	2010 - 2011	Thereafter
Minimum operating lease payments (b)	$126.3	$ 9.5		$ 59.0	$32.4	$25.4
Purchase obligations (c)	142.5	68.3		55.4	18.8
Other long-term liabilities (d)	37.7	1.4		2.8	1.5	32.0
Total	$306.5	$79.2		$117.2	$52.7	$57.4

(a) Represents cash obligations for the remainder of fiscal 2007.

(b) Refer to Note 10 to our consolidated financial statements in our 2006 Annual Report to Stockholders for further information.

(c) Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to inventory, capital expenditures, R&D arrangements and collaborations, license agreements, and other services.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease	)	2007	2006	% Increase/ (Decrease	)
Net revenues	$529.9	$490.7	8.0%		$1,536.2	$1,388.1	10.7%
Cost of sales	231.3	214.9	7.6%		687.5	627.7	9.5%
Gross margin	298.6	275.8	8.3%		848.7	760.4	11.6%
SG&A expenses	150.2	140.6	6.8%		432.8	398.4	8.6%
R&D	54.4	48.0	13.3%		150.4	134.0	12.2%
Amortization of purchased intangible assets	2.8	1.3	115.4%		8.4	1.9	342.1%
Employee-related charges, asset impairments and other		(0.9)	(100.0%	)		0.3	(100.0%	)
Asset dispositions and legal settlements		1.6	(100.0%	)	1.3	27.5	(95.3%	)
Acquired research and development		3.4	(100.0%	)	114.3	3.4
Operating income	91.2	81.8	11.5%		141.5	194.9	(27.4%	)
Gain on investments, net					0.2
Interest income, net	3.2	4.1	(22.0%	)	9.3	11.8	(21.2%	)
Other income (expense), net	2.3	0.8	187.5%		4.5	3.7	21.6%
Income before income taxes	96.7	86.7	11.5%		155.5	210.4	(26.1%	)
Provision (benefit) for income taxes	21.2	(37.7)	(156.2%	)	63.9	12.0	432.5%
Net income	$ 75.5	$124.4	(39.3%	)	$ 91.6	$ 198.4	(53.8%	)
Percentage of net revenues:
Gross margin	56.4%	56.2%			55.2%	54.8%
SG&A expenses	28.3%	28.7%			28.2%	28.7%
R&D	10.3%	9.8%			9.8%	9.7%
Operating income	17.2%	16.7%			9.2%	14.0%

Effective income tax (benefit) rate	22%	(43% )			41%	6%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Charge included in income before income taxes	$ -	$ (4.1)	$(115.6)	$(31.2)
Benefit for income taxes	(8.1)	(64.0)	(17.3)	(58.0)

Net income decreased in the third quarter and first nine months of fiscal 2007 compared to the prior year periods primarily due to the previously described events impacting comparability, in particular the events described under tax items, and higher operating expenses, partially offset by higher net revenues. The net effect of foreign currency on our net income was a benefit of approximately $6 million during the third quarter of fiscal 2007 and approximately $15 million during the first nine months of fiscal 2007 as compared to the prior year periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and nine months ended March 31:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease	)	2007	2006	% Increase/ (Decrease	)

DNA Sequencing	$140.7	$136.5	3%		$419.0	$402.1	4%
% of total revenues	27%	28%			27%	29%

Real-Time PCR/Applied Genomics	183.3	162.2	13%		512.0	430.7	19%
% of total revenues	34%	33%			33%	31%

Mass Spectrometry	127.3	113.9	12%		379.2	330.6	15%
% of total revenues	24%	23%			25%	24%

Core PCR & DNA Synthesis	46.9	51.7	(9%	)	142.3	146.7	(3%	)
% of total revenues	9%	11%			9%	10%

Other Product Lines	31.7	26.4	20%		83.7	78.0	7%
% of total revenues	6%	5%			6%	6%

Total	$529.9	$490.7	8%		$1,536.2	$1,388.1	11%

Revenues for the third quarter and first nine months of fiscal 2007 included a favorable impact of approximately 3% related to the Ambion acquisition, which was effective March 1, 2006. The effect of foreign currency increased net revenues in the third quarter and first nine months of fiscal 2007 by approximately 2% as compared to the prior year periods.

Real-Time PCR/Applied Genomics:

•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of consumables products, largely due to the acquisition of Ambion. Sales of TaqMan® Gene Expression Assays products used in academic, clinical research and agricultural biotechnology settings, sequence detection systems consumables, and human identification products used in forensics also contributed to the product category growth. For the year to date period, revenues were favorably impacted by higher sales of low-throughput real-time PCR instruments.

•	License and royalty revenue decreased for the third quarter and first nine months of fiscal 2007 compared to the same periods last year due to the settlement with Bio-Rad Laboratories in fiscal 2006.
•

Real-time PCR continued to grow in all sectors as an application for both genotyping and gene expression. On the instrument side, the category grew in quality and safety testing applications within the applied markets, especially in food and environmental testing. Ambion revenues continue to increase above the market growth rate for RNA reagents.

Mass Spectrometry:

•

Mass Spectrometry revenue growth for the third quarter of fiscal 2007 was led by sales of API triple quad, MALDI TOF/TOF, and QSTAR® systems, as well as increased instrument service contract revenue. Growth for the quarter was balanced across all application areas. For the year to date period, revenues were led by sales of Q TRAP®, API triple quad, QSTAR, and MALDI TOF/TOF systems, as well as increased instrument service contract revenue.

DNA Sequencing:

•

Revenues in the DNA Sequencing product category increased due to higher sales of DNA sequencing consumables and instrument service contract revenue. Consumables growth was driven by the increased use of consumables by the Applied Biosystems group’s installed base of over 14,000 sequencers.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Core PCR & DNA Synthesis

•	Our Core PCR and DNA Synthesis product category declined from the prior year quarter primarily as a result of the expected decline in PCR royalty revenues.

Revenue by sources

The following table sets forth the Applied Biosystems group’s revenues by sources for the three and nine month periods ended March 31:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)	2007	2006	% Increase/ (Decrease)
Instruments	$215.6	$207.1	4.1%	$646.8	$601.4	7.5%
Consumables	221.0	191.1	15.6%	620.5	535.1	16.0%
Other sources	93.3	92.5	0.9%	268.9	251.6	6.9%
Total	$529.9	$490.7	8.0%	$1,536.2	$1,388.1	10.7%

Instruments

For the third quarter of fiscal 2007, instrument revenues increased from the prior year quarter primarily due to higher sales in the Mass Spectrometry product category. This growth was driven by higher sales of the API triple quad, MALDI TOF/TOF, and QSTAR systems.

For the first nine months of fiscal 2007, instrument revenues increased as compared to the prior year period primarily due to higher sales in both the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories. Contributing to the increased sales in the Mass Spectrometry category were sales of the Q TRAP, API triple quad, QSTAR, and MALDI TOF/TOF systems. The Real-Time PCR/Applied Genomics category increased primarily as a result of higher sales of low throughput real-time PCR instruments for core research and applied market applications.

Consumables

The increase in consumables sales in the third quarter and first nine months of fiscal 2007 primarily reflected the strength of Real-Time PCR/Applied Genomics consumable sales. These sales increased primarily as a result of the acquisition of Ambion, higher sales of TaqMan Gene Expression Assays products, and human identification products used in forensics. Also favorably impacting consumables revenues were higher sales of DNA sequencing consumables.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased for the third quarter and first nine months of fiscal 2007 due to higher service and support and contract research revenues, partially offset by lower royalty and licensing revenues due to the Bio-Rad Laboratories settlement in fiscal 2006.

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and nine month periods ended March 31:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)	2007	2006	% Increase/ (Decrease)
United States	$227.4	$218.1	4.3%	$662.4	$624.4	6.1%
Europe	182.8	157.1	16.4%	528.2	458.8	15.1%
Asia Pacific	97.6	96.3	1.3%	280.1	252.0	11.2%
Latin America and other markets	22.1	19.2	15.1%	65.5	52.9	23.8%
Total	$529.9	$490.7	8.0%	$1,536.2	$1,388.1	10.7%

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

The effect of foreign currency increased revenues by approximately 7% in Europe during the third quarter of fiscal 2007 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 9% in Europe primarily as a result of sales of Ambion products, low to medium throughput genetic analyzers, DNA sequencing consumables, Q TRAP systems, human identification products, and TaqMan Gene Expression Assay products. Sales in the U.S. increased primarily due to sales of Ambion products, API triple quad systems, human identification products, and a U.S. Department of Defense contract for an instrument system. This growth was partially offset by lower sales of Q TRAP systems. Revenues in Asia Pacific, other than Japan, increased by approximately 13% as compared to the prior year quarter primarily due to higher sales of low throughput real-time PCR instruments. Revenues in Japan during the third quarter of fiscal 2007 decreased by approximately 6% relative to the prior year quarter, including an unfavorable impact from foreign currency of approximately 1%.

The effect of foreign currency increased revenues by approximately 5% in Europe during the first nine months of fiscal 2007 as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 10% in Europe, primarily as a result of sales of low to medium throughput genetic analyzers, Ambion products, DNA sequencing consumables, Q TRAP systems, API triple quad systems, TaqMan Gene Expression Assay products, and human identification products. Sales in the U.S. increased primarily due to sales of Ambion products, human identification products, low to medium throughput genetic analyzers, a U.S. Department of Defense contract for an instrument system, and TaqMan Gene Expression Assays products. This growth was partially offset by lower sales of high throughput genetic analyzers. During the first nine months of fiscal 2007, revenues in Asia Pacific, other than Japan, increased by approximately 25% as compared to the prior year period primarily due to higher sales of low throughput real-time PCR instruments and Q TRAP systems. Revenues in Japan during the first nine months of fiscal 2007 increased by approximately 2% as compared to the prior year period.

Gross margin, as a percentage of net revenues, increased for the third quarter of fiscal 2007 compared to the prior year quarter primarily due to improved vendor pricing related to enzymes and the favorable effects of foreign currency, partially offset by higher royalty costs and lower royalty income. Included in gross margin for the third quarter and first nine months of fiscal 2006 was $7 million of licensing fees related to the Bio-Rad Laboratories settlement. Gross margin, as a percentage of net revenues, increased for the first nine months of fiscal 2007 over the prior year period primarily due to the favorable effects of foreign currency, improved vendor pricing related to enzymes, and improved service margins, partially offset by increased royalty costs as a result of legal settlements. The improvement in service margins was primarily driven by improved efficiency in the field service organization and growth in the volume of service contracts.

SG&A expenses for the third quarter of fiscal 2007 increased compared to the prior year quarter primarily due to operating and integration costs of approximately $4 million related to our acquisition of Ambion, higher employee-related costs, including sales commissions, of approximately $2 million, and strategic investments of approximately $3 million to support growth primarily in China and North America. This increase was partially offset by lower legal expenses of approximately $2 million.

SG&A expenses for the first nine months of fiscal 2007 increased compared to the prior year period primarily due to operating and integration costs of approximately $20 million related to our acquisition of Ambion, higher employee-related costs, including sales commissions, of approximately $17 million, and strategic investments of approximately $8 million to support growth in China, Europe and North America. This increase was partially offset by lower legal expenses of approximately $15 million, including a reversal of a $5 million accrual related to settled litigation.

R&D expenses increased in both the third quarter and first nine months of fiscal 2007 from the prior year periods primarily as a result of the acquisition of Ambion, the development of an advanced genetic analysis platform related to the APG acquisition, and the U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006. Additionally impacting the year to date period were costs incurred in fiscal 2006 for R&D projects that were not continued in fiscal 2007.

Interest income, net decreased during the third quarter and first nine months of fiscal 2007 compared to the same periods in the prior year primarily due to lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates. The lower cash and cash equivalents and short-term investments

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

were primarily the result of share repurchases in both fiscal 2007 and 2006, the acquisition of Ambion in March 2006, and the acquisition of APG in July 2006.

The effective tax rate in the third quarter of fiscal 2007 was an expense compared to a benefit in the third quarter of fiscal 2006. The effective tax rate increased in the first nine months of fiscal 2007 compared to the same period last year. The changes in both the quarter and year to date periods were primarily due to the previously described events impacting comparability, including the events described under tax items.

Applied Biosystems Group

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $448.5 million at March 31, 2007, and $373.9 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at March 31, 2007. Cash provided by operating activities has been our primary source of funds over the last fiscal year.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, acquisitions, ongoing share repurchases, and dividends for the next twelve months and for the foreseeable future. In view of the Applied Biosystems group’s strong cash flow performance during fiscal 2007 and its cash resources as of March 31, 2007, our board of directors determined that the Applied Biosystems group has sufficient financial resources to pursue internal and external investment opportunities as well as to repurchase shares.

In April 2007, we announced that our board of directors authorized the repurchase of up to an additional 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases under this authorization will be made from time to time depending on market and business conditions and will be funded using the Applied Biosystems group’s U.S. cash reserves and cash generated from domestic operations, as well as funds to be borrowed under our revolving credit agreement or from other sources, if and when required.

In July 2005, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock, and in January 2006, we announced that our board of directors authorized the repurchase of up to an additional 5 million shares of Applera-Applied Biosystems stock. The repurchases announced in July 2005 and January 2006 were completed in fiscal 2006. The authorizations referred to in this and the preceding paragraph supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Applied Biosystems group and the Celera group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	March 31, 2007	June 30, 2006
Cash and cash equivalents	$305.8	$373.9
Short-term investments	142.7
Total cash and cash equivalents and short-term investments	$448.5	$373.9
Working capital	619.8	439.5

Cash and cash equivalents decreased from June 30, 2006, as cash expenditures for the acquisition of APG, share repurchases, the purchase of capital and other assets, net of sales, and the payment of dividends, exceeded cash generated from operating activities and proceeds from stock issuances. Net cash flows of continuing operations for the nine months ended March 31 were as follows:

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$ 230.8	$ 263.8
Net cash from investing activities	(307.8)	(310.6)
Net cash from financing activities	4.9	(343.0)
Effect of exchange rate changes on cash	4.0	(8.0)

Operating activities:

Net cash from operating activities of continuing operations for the first nine months of fiscal 2007 was $33.0 million lower than in the first nine months of fiscal 2006. This decrease resulted primarily from a higher use of cash in accounts receivable and lower income-related cash flows, including the $33 million Bio-Rad settlement in fiscal 2006, partially offset by a lower use of cash in accounts payable and other liabilities in fiscal 2007. The higher use of cash in accounts receivables was due to increased sales, including sales of Ambion products. The lower use of cash in accounts payable and other liabilities resulted primarily from a voluntary contribution of approximately $31 million to our pension plans in fiscal 2006, the payment of approximately $23 million related to the previously discussed Amersham arbitration matter also in fiscal 2006, and lower severance and excess lease payments in fiscal 2007, partially offset by the timing of vendor and income tax payments. Within prepaid expenses and other assets, cash was provided by the collection of non-trade receivables related to joint venture activities in fiscal 2007. The Applied Biosystems group’s days sales outstanding was 57 days at March 31, 2007, compared to 54 days at June 30, 2006 and 56 days at March 31, 2006. The increase from June 30, 2006 resulted primarily from an increase in sales volume and lower cash collections in Europe. Inventory on hand was 3.2 months at March 31, 2007, compared to 2.4 months at June 30, 2006.

Investing activities:

Capital expenditures, net of disposals, for the first nine months of fiscal 2007 were $12.1 million higher than in the prior year period primarily due to facility renovations in Foster City, CA, the opening of the new Asia Pacific Application Support Center in Shanghai, China, and purchases of production and laboratory equipment in fiscal 2007. The first nine months of fiscal 2007 included higher purchases, net of sales, of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs, as described in Note 3 to our condensed consolidated financial statements. In March 2006, we acquired Ambion for approximately $279 million, including transaction costs.

Financing activities:

The first nine months of fiscal 2007 included three dividend payments on Applera-Applied Biosystems stock compared to two dividend payments in the first nine months of fiscal 2006. During the first nine months of fiscal 2007, we repurchased approximately 1.8 million shares of Applera-Applied Biosystems stock for $68.5 million. During the first nine months of fiscal 2006, we repurchased approximately 19.5 million shares of Applera-Applied Biosystems stock for $457.1 million. In fiscal 2006, the Applied Biosystems group received $30 million from the Celera group as partial consideration for its interest in the Celera Diagnostics joint venture.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Celera Group

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease	)	2007	2006	% Increase/ (Decrease	)
Net revenues	$ 9.8	$ 8.9	10.1%		$ 33.2	$ 28.4	16.9%
Cost of sales	5.4	4.9	10.2%		13.6	14.5	(6.2%	)
Gross margin	4.4	4.0	10.0%		19.6	13.9	41.0%
R&D	13.0	20.4	(36.3%	)	38.2	78.6	(51.4%	)
SG&A expenses	7.1	8.3	(14.5%	)	21.7	27.0	(19.6%	)
Amortization of purchased intangible assets						1.1	(100.0%	)
Employee-related charges, asset impairments and other		20.9	(100.0%	)	6.0	20.9	(71.3%	)
Asset dispositions and legal settlements					(2.4)	0.7	(442.9%	)
Operating loss	(15.7)	(45.6)	(65.6%	)	(43.9)	(114.4)	(61.6%	)
Gain on investments, net		3.1	(100.0%	)		7.6	(100.0%	)
Interest income, net	7.4	5.2	42.3%		20.9	16.4	27.4%
Other income (expense), net	0.1				0.3	(0.2)	(250.0%	)
Loss before income taxes	(8.2)	(37.3)	(78.0%	)	(22.7)	(90.6)	(74.9%	)
Benefit for income taxes	3.7	14.0	(73.6%	)	10.7	33.2	(67.8%	)
Net loss	$ (4.5)	$(23.3)	(80.7%	)	$(12.0)	$ (57.4)	(79.1%	)

Effective income tax benefit rate	45%	38%			47%	37%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Charge included in loss before income taxes	$ -	$(17.8)	$(1.1)	$(14.0)
Benefit for income taxes	(0.4)	(6.2)	(1.9)	(4.8)

The lower net loss in the third quarter and first nine months of fiscal 2007 compared to the prior year periods resulted primarily from the previously described events impacting comparability, lower R&D and SG&A expenses, higher net revenues, and a higher effective income tax benefit rate.

Reported revenues for the Celera group are comprised of product sales, equalization payments, and license and collaboration revenues. Product sales consist primarily of shipments to our partner, Abbott Laboratories, at cost. Revenue from items that are outside of the alliance with Abbott is also reported in this category. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of each partner.

Reported revenues increased for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to higher diagnostic-related licensing and royalty revenues, including $2.0 million of licensing revenue from Beckman Coulter, partially offset by lower equalization payments from Abbott.

Reported revenues increased for the first nine months of fiscal 2007 compared to the prior year period primarily due to $6.0 million of licensing revenue from Beckman Coulter, $2.5 million of revenue from the sale of a small molecule program, and higher product sales, partially offset by lower equalization payments from Abbott. The first nine months of fiscal 2006 included $4.1 million of revenues from the discontinued Online/Information and Paracel businesses.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

The increase in gross margin in the third quarter and first nine months of fiscal 2007 was primarily attributable to increased licensing and royalty revenues and revenue from the sale of a small molecule program, all of which had no associated cost of sales.

Both R&D and SG&A expenses decreased in the third quarter and first nine months of fiscal 2007 compared to the prior year periods primarily due to the decision to exit small molecule drug discovery and development in the third quarter of fiscal 2006.

Interest income, net increased during the third quarter and first nine months of fiscal 2007 as compared to the prior year periods primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

The increase in the effective income tax benefit rate for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily attributable to the tax benefit of $0.4 million for R&D tax credits. The increase in the effective income tax benefit rate for the first nine months of fiscal 2007 compared to the prior year period was primarily attributable to the extension of the R&D tax credit, which included a tax benefit of $1.0 million related to the recognition of the prior fiscal year R&D tax credit, as a result of the Tax Relief and Health Care Act of 2006.

Supplemental Information

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Equalization revenue, net	$ 3.7	$ 4.7	$11.6	$12.4
End-user revenues	24.3	20.0	73.3	57.0

End-user revenues included products sold through the alliance with Abbott and revenues from our unpartnered new genetic tests. Increased sales of HCV RealTime™ and Human Immunodeficiency Virus (“HIV”) viral load assays used on the m2000™ system, high resolution human leukocyte antigen (“HLA”) products, the ViroSeq™ HIV-1 Genotyping System, and sales of Fragile X ASRs all contributed to the year-over-year growth in end-user revenues for both the quarter and first nine months. These increases were partially offset by lower sales of our HCV Genotyping ASRs due to the injunction against sales of these products as previously described. Also favorably impacting the nine month increase was sales of thrombosis ASRs and cystic fibrosis ASRs. The first nine months of fiscal 2006 included $3.6 million of end-user revenues from a low resolution HLA product line that was removed from the alliance in December 2005.

Celera Group

Discussion of Financial Resources and Liquidity

The Celera group had cash and cash equivalents and short-term investments of $564.6 million at March 31, 2007, and $569.5 million at June 30, 2006. We maintain a $200 million unsecured revolving credit agreement with four banks that matures on April 15, 2010, under which there were no borrowings outstanding at March 31, 2007.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera group’s normal operating cash flow needs and planned capital expenditures for the next twelve months and for the foreseeable future.

Our board of directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We have no current plans to repurchase shares of Applera-Celera stock under this authorization.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Celera group and the Applied Biosystems group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

(Dollar amounts in millions)	March 31, 2007	June 30, 2006
Cash and cash equivalents	$ 26.5	$ 60.3
Short-term investments	538.1	509.2
Total cash and cash equivalents and short-term investments	$564.6	$569.5
Working capital	576.1	578.9

Cash and cash equivalents decreased from June 30, 2006, as the amount expended on operations, the purchase of capital assets, and the purchases of available for sale investments, net of sales and maturities, exceeded proceeds from stock issuances. Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$(20.9)	$(85.1)
Net cash from investing activities	(27.3)	112.2
Net cash from financing activities	14.5	(5.7)

Operating activities:

Net cash used by operating activities for the first nine months of fiscal 2007 was $64.2 million lower than the first nine months of fiscal 2006. The lower use of cash resulted primarily from lower net cash operating losses and lower working capital requirements in fiscal 2007. Fiscal 2007 included cash received of $13.7 million primarily from licensing revenue from Beckman Coulter, the sale of a small molecule drug discovery and development program, and the legal settlement related to the Online/Information Business. Working capital benefited primarily from higher proceeds from accounts receivable and a lower decrease in accounts payable and other liabilities, partially offset by a higher increase in prepaid expenses and other assets in fiscal 2007. The lower decrease in accounts payable and other liabilities was primarily due to the decisions to exit small molecule drug discovery and development and discontinue the Online/Information business. The higher proceeds in accounts receivable was primarily due to the higher collection of licensing receivables in fiscal 2007. The higher use of cash in prepaid expenses and other assets resulted primarily from higher funding of the alliance with Abbott in fiscal 2007.

Investing activities:

Net cash from investing activities for the first nine months of fiscal 2007 decreased compared to the first nine months of fiscal 2006 primarily due to higher purchases, net of sales and maturities, of available for sale investments in the first nine months of fiscal 2007 and proceeds of $7.6 million received from sales of non-strategic investments in fiscal 2006.

Financing activities:

In the first nine months of fiscal 2006, we received proceeds of $9.2 million from the exercise of options held by The Institute for Genomic Research (“TIGR”). TIGR received these options in fiscal 1999 in connection with the formation of the Celera group. In the first nine months of fiscal 2006, we paid $30 million to the Applied Biosystems group as partial consideration for its interest in the Celera Diagnostics joint venture.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At March 31, 2007, we recorded in our condensed consolidated financial statements a net asset of $1.8 million related to these forward and option contracts, compared with a net liability of $0.2 million at June 30, 2006. This increase was primarily attributed to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of March 31, 2007 based on a hypothetical 10% adverse change in foreign currency rates relative to the U.S. dollar. This analysis included the change in fair value of all derivative financial instruments used to hedge our forecasted third party and intercompany sales. In addition, this analysis excluded both the impact of translation on foreign currency-denominated assets and liabilities as well as the change in fair value of all derivative financial instruments used to hedge these balance sheet items as the resulting amounts would largely offset each other. As of March 31, 2007, we calculated a hypothetical after-tax loss of $21.6 million, which is not materially different from the hypothetical after-tax loss calculated on the same basis at June 30, 2006. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applied Biosystems Group

The Applied Biosystems group believes that its fiscal year 2007 outlook and financial performance will be affected by, among other things: the introduction and adoption of new products; the level of commercial investments in life science R&D; the level of government funding for life science research; competitive product introductions and pricing; and the continued integration of Ambion-related products. The Applied Biosystems group also believes that its fiscal year 2007 outlook and financial performance could be affected by the outcome of pending litigation matters.

Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2007.

•

The Applied Biosystems group expects high single digit to low double digit revenue growth for fiscal 2007 assuming current exchange rates. This outlook includes the full fiscal year impact from the March 2006 acquisition of Ambion.

•

The Applied Biosystems group anticipates revenue growth in the DNA Sequencing, Real-Time PCR/Applied Genomics, Mass Spectrometry and Other Product Lines product categories and a revenue decline in the Core PCR and DNA Synthesis category. Quarterly year-over-year revenue changes may be different from our annual expectations due to a variety of factors, including the timing of customer orders and disbursements of government funding.

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

•	The total pre-tax impact of SFAS No. 123R (accounting for stock based compensation) in fiscal 2007 is expected to be approximately $14 million, with an EPS impact of approximately $0.05.

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.

Celera Group

The Celera group anticipates that its fiscal 2007 financial performance will be affected by, among other things, demand for current and new diagnostic products, timing of the anticipated approval of the m2000™ system in the U.S., and potential revenue from technology licenses and collaborations. Subject to the inherent uncertainty associated with these factors, the Celera group has the following expectations regarding its financial performance for fiscal 2007:

•

Total reported revenues are anticipated to be unchanged from the previous outlook of $43 - $48 million. This includes revenues from licensing and collaborations, which are anticipated to be $10 - $15 million.

•	Both R&D and SG&A expenses are anticipated to be at or slightly below the previous outlook of $50 - $55 million for R&D expenses, and $30 - $35 million for SG&A expenses.

•	Net loss from operations is anticipated to be at or slightly below the previous outlook of $18 - $25 million.

•

The Celera group expects cash used to fund operations, anticipated growth in placements of the m2000 system, and cash costs related to the fiscal 2006 restructuring to be at or slightly below the previous outlook of $10 - $20 million. This does not include any proceeds that might be received from the sale of the Celera group’s small molecule facilities in South San Francisco, CA.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Total end-user revenues recognized through the Celera group’s alliance with Abbott and total revenue from unpartnered new genetic tests are anticipated to be at or near the lower end of the previous outlook of $105 - $115 million, depending on the timing of the approval, and consequent uptake, of the m2000 system in the U.S. If the m2000 system is not approved for marketing in the U.S. in the fourth quarter of fiscal 2007, end-user revenues are anticipated to be below this range.

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

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately  57% of the Applied Biosystems group’s net revenues for the nine months ended March 31, 2007 of our 2007 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

The future growth of the Applied Biosystems group depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock.  Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on the Applied Biosystems group’s financial condition and operating results. If these types of transactions are pursued, it may be difficult for the Applied Biosystems group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by the Applied Biosystems group may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since fiscal 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to the Celera group’s acquisition of Paracel, Inc. and $14.9 million related to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our 2006 and 2007 fiscal years, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to the Celera group’s acquisition of Axys Pharmaceuticals, Inc., and its subsequent decision to partner or sell its small molecule drug discovery and development programs, and the integration of Celera Diagnostics into the Celera group. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Risks Relating to the Celera Group

The Celera group has incurred net losses to date and may not achieve profitability.  The Celera group has accumulated net losses of approximately $868 million as of March 31, 2007. These cumulative losses are expected to increase as the Celera group continues to make investments in new technology and diagnostic product discovery and development, and therapeutic target discovery. As an early stage business, the Celera group faces significant challenges in expanding its business operations. As a result, the Celera group may not be able to achieve profitable operations when expected, if at all.

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

The Celera group’s diagnostics business, and its commercialization of discovered therapeutic targets, could be harmed if collaborators or licensees fail to perform under their agreements with the Celera group or if they terminate those agreements.  Each of the Celera group’s existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by the Celera group’s collaborators and licensees are generally not within the Celera group’s control. The Celera group expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, the Celera group’s collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner or at all, the development or commercialization of diagnostic or therapeutic products may be delayed or prevented. If the Celera group assumes responsibilities for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, the Celera group may be required to devote additional resources to product development and commercialization or the Celera group may need to cancel some development programs. If a collaboration, license, or other agreement for a therapeutic program is terminated, the Celera group would not be able to assume responsibility for the continued development

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

of that program because it lacks the resources for therapeutic product development, and the only way it could continue that program would be to find another collaborator or licensee.

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

The diagnostics industry is intensely competitive and evolving.  There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. The Celera group is aware of competitors who are engaged in research and development projects that address the diseases that the Celera group is targeting. These companies may:

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

If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling hepatitis C virus genotyping ASRs. Abbott is appealing the verdict but it may not be successful, and the appeal process may take a year or more to conclude. The alliance therefore will not receive any revenues from the sale of the hepatitis C virus genotyping products for the foreseeable future because of the permanent injunction.

Furthermore, even if Abbott succeeds in its appeal and the injunction is lifted in the future, we cannot predict whether and to what extent there may continue to be a market for these products at a time in the future.

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

If these types of transactions are pursued, it may be difficult for the Celera group to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Celera group may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since fiscal 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to the Celera group’s acquisition of Paracel, Inc. and $14.9 million related to the Applied Biosystems group’s acquisition of Boston Probes, Inc. Additionally, during our 2006 and 2007 fiscal years, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to the Celera group’s acquisition of Axys Pharmaceuticals, Inc., and its subsequent decision to partner or sell its small molecule drug discovery and development programs, and the integration of Celera Diagnostics into the Celera group.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the third quarter of our 2007 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Internal Control Over Financial Reporting

We are responsible for maintaining internal control over financial reporting, as defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Based on an evaluation of internal control over financial reporting by our management, we have not identified any changes made to our internal control over financial reporting during the third quarter of our 2007 fiscal year, which is our last fiscal quarter and the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2006 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously filed Quarterly Reports on Form 10-Q for the first and second quarters of our current fiscal year, updating the information disclosed in our 2006 10-K. Set forth below is the description of the settlement of a case involving On-Line Technologies. The settlement occurred in the third fiscal quarter of our current fiscal year, but was previously disclosed in our second quarter report because of the timing of the settlement. For additional information about our legal proceedings, refer to Note 12 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.

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

The risks and uncertainties that may affect the operations, performance, development, and results of our Applied Biosystems group and Celera group businesses include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Forward-Looking Statements and Risk Factors” in Item 2 of Part I of this report. That description amends and restates the risk factors associated with our Applied Biosystems group and Celera group businesses that were previously disclosed in Item 1A of Part I of our 2006 Annual Report on Form 10-K and subsequently restated in our Quarterly Reports on Form 10-Q for the first and second quarters of our current fiscal year. Set forth below is a description of changes we have made to those risk factors since they were disclosed in our 2006 10-K that may be material. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Item 1A of Part I of our 2006 Annual Report on Form 10-K under the heading “Risk Factors-Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.” There have not been any material changes to these risk factors since they were disclosed in our 2006 10-K. We note that there may be additional risks and uncertainties that could affect us or our businesses that are not currently known to us or that we currently think are immaterial.

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

If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling hepatitis C virus genotyping ASRs. Abbott is appealing the verdict but it may not be successful, and the appeal process may take a year or more to conclude. The alliance therefore will not receive any revenues from the sale of the hepatitis C virus genotyping products for the foreseeable future because of the permanent injunction. Furthermore, even if Abbott succeeds in its appeal and the injunction is lifted in the future, we cannot predict whether and to what extent there may continue to be a market for these products at a time in the future.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the third quarter of fiscal 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3) (4)
January 1-January 31, 2007	239,410	$36.5914	237,100	-
February 1-February 28, 2007	-	-	-	-
March 1- March 31, 2007	-	-	-	-
Total	239,410	$36.5914	237,100	-

(1)	Share repurchases reported in this column consist of (a) shares repurchased under the authorization described in footnote (3) below, (b) 401 shares tendered by employees in January 2007 to cover taxes relating to the vesting of restricted stock units, and (c) 1,909 shares tendered by employees in January 2007 to cover taxes relating to the vesting of restricted stock awards.

(2)	Share repurchases reported in this column consist of shares repurchased under the authorization described in footnote (3) below. Market purchases are reported in this column based on trade settlement date.

(3)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization.

(4)	On April 26, 2007, subsequent to the end of our third fiscal quarter, we announced that our board of directors authorized the repurchase of up to 18,400,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (3) above. The new authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. It is anticipated that repurchases will be made from time to time depending on market and business conditions and will be funded using the Applied Biosystems group’s U.S. cash reserves and cash generated from domestic operations, as well as funds to be borrowed under our revolving corporate credit facility or from other sources, if and when required. No shares were purchased under this authorization during our third fiscal quarter.

This table provides information regarding our purchases of shares of Applera-Celera stock during the third quarter of fiscal 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1- January 31, 2007	10,331	$14.7050	-	-
February 1- February 28, 2007	-	-	-	-
March 1- March 31, 2007	-	-	-	-
Total	10,331	$14.7050	-	-

(1)	Share repurchases reported in this column consist of shares tendered by employees in January 2007 to cover taxes relating to the vesting of restricted stock units.

(2)	We previously announced that our board of directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of our 2007 fiscal year.

Item 6.    Exhibits.

10.1

Description of Compensation for Non-Management Members of the Applera Corporation Board of Directors as of January 1, 2007 (incorporated by reference to Item 5.02(e) of our Current Report on Form 8-K dated January 18, 2007, and filed January 24, 2007 (Commission file number 001-04389)).

10.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.

10.3	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.

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
Ugo D. DeBlasi
Vice President and
Controller
(Chief Accounting Officer)

Dated:  May 8, 2007

EXHIBIT INDEX

Exhibit Number

10.2

Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.

10.3	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.