Form 10-K
period 2007-06-30
APPLERA CORP
filed 2007-08-24
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

Or

☐ Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 001-04389

Applera Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	06-1534213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Merritt 7, Norwalk, Connecticut	06851-1070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 203-840-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Applera Corporation-Applied Biosystems Group Common Stock (par value $0.01 per share)	New York Stock Exchange

Rights to Purchase Series A Participating Junior Preferred Stock (par value $0.01 per share)	New York Stock Exchange

Applera Corporation-Celera Group Common Stock (par value $0.01 per share)	New York Stock Exchange

Rights to Purchase Series B Participating Junior Preferred Stock (par value $0.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Applera Corporation-Applied Biosystems Group Common Stock (based upon the average of the high and low price) held by non-affiliates was $6,723,778,707, and the aggregate market value of Applera Corporation-Celera Group Common Stock (based upon the average of the high and low price) held by non-affiliates was $1,098,376,399. As of August 17, 2007, 183,385,724 shares of Applera Corporation-Applied Biosystems Group Common Stock and 79,208,320 shares of Applera Corporation-Celera Group Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for Fiscal Year ended June 30, 2007 - Parts I, II, and IV.

Proxy Statement for 2007 Annual Meeting of Stockholders - Part III.

- ii -

PART I

Item 1.	Business

Company Overview

Applied Biosystems and Celera Business Segments

Applera Corporation conducts business through two business segments, which are described below. Throughout this report, terms such as “Applera,” “we,” “us,” or “our” may be used to refer to Applera Corporation.

Applied Biosystems Group. Our Applied Biosystems Group, which we refer to as “Applied Biosystems” throughout this report, serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries and develop new pharmaceuticals. Applied Biosystems’ products also serve the needs of some markets outside of life science research, which we refer to as applied markets, such as the fields of: human identity testing (forensic and paternity testing); biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, such as testing required for food and pharmaceutical manufacturing. A description of this business segment and developments during our 2007 fiscal year is set forth below in this Item 1 under the heading “Business–Applied Biosystems Group Business.”

Celera Group. Our Celera Group, which we refer to as “Celera” throughout this report, is primarily a molecular diagnostics business that is using proprietary genomics and proteomics discovery platforms to identify and validate novel diagnostic markers, and is developing diagnostic products based on these markers as well as other known markers. Celera maintains a strategic alliance with Abbott Laboratories for the development and commercialization of molecular, or nucleic acid-based, diagnostic products, and it is also developing new diagnostic products outside of this alliance. Through its genomics and proteomics research efforts, Celera is also discovering and validating therapeutic targets, and it is seeking strategic partnerships to develop therapeutic products based on these discovered targets. A description of this business segment and developments during our 2007 fiscal year is set forth below in this Item 1 under the heading “Business–Celera Group Business.”

Through December 31, 2005, we operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between Applied Biosystems and Celera. In January 2006, we announced that our Board of Directors had approved a restructuring of Celera Diagnostics. As a result of the restructuring, effective as of January 1, 2006, Applied Biosystems’ interest in Celera Diagnostics was transferred to Celera in exchange for various considerations to Applied Biosystems. During our 2007 fiscal year, we changed the name of this group from the Celera Genomics Group to the Celera Group to better reflect the current focus and business strategy of the group.

Information about the risk factors associated with our business segments is set forth below in Item 1A of this report under the headings “Risk Factors–Risks Relating to Applied Biosystems” and “Risk Factors–Risks Relating to Celera.”

We maintain a corporate staff to provide accounting, tax, treasury, legal, information technology, human resources, and other shared internal services for Applied Biosystems and Celera.

Corporate History and Structure; Two Classes of Stock

Applera was incorporated in 1998 under the laws of the State of Delaware. Applera is the successor to “The Perkin-Elmer Corporation,” a corporation originally formed in 1939, as a result of a recapitalization completed in May 1999. As part of the 1999 recapitalization, Applera established the following two classes of common stock, sometimes referred to as tracking stock, that were intended to reflect separately the relative performance of the businesses of Applied Biosystems and Celera, which are business units of Applera and are not separate legal entities:

•	Applera Corporation-Applied Biosystems Group Common Stock, which we refer to in this report as “Applera-Applied Biosystems stock”; and

•

Applera Corporation-Celera Group Common Stock, which we refer to in this report as “Applera-Celera stock.” This class of stock was previously named “Applera Corporation-Celera Genomics Group Common Stock,” but we changed the name during our 2007 fiscal year to be consistent with the change in the name of the Celera Genomics Group to the Celera Group, as described above.

On August 8, 2007, we announced that our Board of Directors has retained Morgan Stanley to explore alternatives to the company’s current tracking stock structure, including the possibility of creating two independent publicly-traded companies in place of our two business groups, Applied Biosystems and Celera.

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

Available Information

Websites. We maintain Internet websites for Applera, Applied Biosystems, and Celera. All interested persons can access the following information on these websites free of charge:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission;

•	Section 16 “insider transaction” reports, which include Forms 3, 4, and 5, filed by our officers and directors with the SEC; and

•

information relating to our corporate governance, including: our Corporate Governance Guidelines; our Code of Business Conduct and Ethics, which is applicable to our officers, directors, and employees; the charters for the Audit/Finance

Committee, the Management Resources Committee, and the Nominating/Corporate Governance Committee of our Board of Directors; information on how to communicate with our Board of Directors, including our non-management directors; and information on how to report valid complaints and concerns to the Company regarding accounting, internal accounting controls, or auditing matters.

We make our SEC reports and the insider transaction reports available on our websites as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The following table indicates how to access the documents described above on our Applera, Applied Biosystems, and Celera websites. In addition, you can obtain copies of these materials by calling our corporate Secretary at 203-840-2000 or by making a request in writing mailed to: Attention: Secretary, Applera Corporation, 301 Merritt 7, Norwalk, CT 06851-1070.

Website Addresses:	www.applera.com www.appliedbiosystems.com www.celera.com

SEC Filings:	Click on the link to “SEC Filings” in the “Investors & Media” section of the website, and then click again on the link to “SEC Filings.”

“Insider Transaction” Reports:	Click on the link to “SEC Filings” in the “Investors & Media” section of the website and then click again on the link to “SEC Insider Filings.”

Corporate Governance Information:	Click on the link to “Corporate Governance” in the “Corporate” section of the Applera website. Click on the link to “Corporate Governance” in the “Investors & Media” section of the Applied Biosystems or Celera websites.

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

Information Incorporated by Reference. The SEC allows us to “incorporate by reference” some information from parts of other documents filed with the SEC, including:

•	our Annual Report to Stockholders for our 2007 fiscal year, which we refer to in this report as our “2007 Annual Report”; and

•	our Proxy Statement relating to our Annual Meeting of Stockholders to be held on October 18, 2007, which we refer to in this report as our “2007 Proxy Statement.”

When we “incorporate by reference,” that means that we are referring you to important information in other documents that have been filed with the SEC rather than repeating that information in this report. We recommend that you refer to the information that we indicate is contained in the other documents and which is incorporated by reference into this report. The portions of our 2007 Annual Report that are incorporated by reference into this report are included as Exhibit 13 to this report.

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

Applied Biosystems Group Business

Overview

Applied Biosystems serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries and develop new pharmaceuticals. Applied Biosystems’ products and services are designed to address the demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories by combining the detection capabilities of analytical instruments with advances in automation and laboratory work-flow design. The markets for Applied Biosystems’ products and services span the spectrum of the life sciences industry and research community, including: basic human disease research and genetic analysis performed by universities, government agencies, and other non-profit organizations; pharmaceutical drug discovery, development, and manufacturing; and agriculture research. Applied Biosystems’ products also serve the needs of some markets outside of life science research, which we refer to as applied markets, such as the fields of: human identity testing (forensic and paternity testing); biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, such as testing required for food and pharmaceutical manufacturing.

In October 2006, we announced that Catherine M. Burzik had resigned from her positions as Senior Vice President of Applera and President of Applied Biosystems. At the same time, we announced that Tony L. White, our Chairman, President, and Chief Executive Officer, had assumed the role of interim President of Applied Biosystems. In July 2007, we announced the promotion of Mark P. Stevenson to the position of Executive Vice President of Applied Biosystems as part of a realignment of the group’s operating structure. Immediately prior to his promotion, Mr. Stevenson was President of Applied Biosystems’ molecular and cell biology business and was also responsible for the group’s strategic planning and business development. In his new position, Mr. Stevenson has continued with these responsibilities but has also assumed responsibility for the group’s applied markets business and its services division as well as oversight of the Applied Biosystems business in Europe and Japan.

For information on revenues from instruments and consumables for our 2007, 2006, and 2005 fiscal years, refer to pages 30 and 32 of Management’s Discussion and Analysis in our 2007 Annual Report, which pages are incorporated herein by reference.

Products for the Molecular Biology Market

Customers in the molecular biology market use systems for the analysis of nucleic acids including DNA and RNA. DNA molecules provide instructions that ultimately control the synthesis of proteins within a cell, a process referred to as gene expression. RNA molecules are similar to DNA in structure and are essential for biological function through a number of biochemical activities within the human body. There are different types of RNA molecules, each of which has a different function. For example, messenger RNA, or mRNA, the most widely understood form of RNA, acts as an intermediary between DNA and protein, transcribing the genetic code from DNA into proteins. Another example is microRNA, or miRNA, a class of small

RNA molecules discovered by scientists during the last few years and which may act as key regulators of processes such as cell proliferation and differentiation, apoptosis, or cell death, and fat metabolism.

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

The following table lists the thermal cyclers offered by Applied Biosystems:

Instrument	Capacity/Speed

9800 Fast PCR System	96 well/Fast
GeneAmp® PCR System 9700 Thermal Cyclers	60, 96, Dual 96, and Dual 384 well

Applied Biosystems 2720 Thermal Cycler	96 well

Veriti™ 96-Well Fast Thermal Cycler	96 well/Fast

Technologically, these instruments are distinguished among each other primarily based on: their capacity for simultaneously processing multiple samples, determined based on the number of consumable “wells” that can be accommodated; the speed at which the thermal cycling process is completed; and features supporting the development of experimentation protocols to increase the accuracy and efficiency of the PCR process. The Veriti thermal cycler is the most recent addition to the thermal cycler instrument product line and became commercially available in April 2007. This new instrument uses Applied Biosystems’ first-of-its-kind Veriflex™ Blocks temperature-control technology, which allows users to simultaneously control the temperature in six separate blocks, or zones, within the thermal cycler to determine the optimum temperature protocols for the particular sample being copied. This temperature control technology differentiates the Veriflex Blocks from current gradient technologies offered by other companies, which less-precisely regulate gradients of temperature across a single block within the instrument.

Applied Biosystems’ real-time PCR systems include the following instruments:

Instrument	Capacity/Speed

Applied Biosystems 7900HT Real-Time PCR System	96 or 384 well/Fast

Applied Biosystems 7500 Real-Time PCR System	96 well/Available as Fast

Applied Biosystems 7300 Real-Time PCR System	96 well

StepOne™ Real-Time PCR System	48 well/Fast

All of these real-time PCR instruments are enhanced versions of Applied Biosystems’ thermal cyclers, which are described above. However, unlike a general PCR instrument, which is used only to amplify a sample, these instruments are used to detect and for some applications quantify a sample during the PCR amplification process for purposes of conducting, for example, gene expression or genotyping analysis. Technologically, these instruments are distinguished among each other primarily based on: their capacity for simultaneously processing multiple samples, determined based on the number of consumable “wells” that can be accommodated; the speed at which the detection and quantification process is completed and the level of automation; and the applications for which the instruments can be used.

The model 7900HT Fast system and the model 7500 Fast system are the most advanced real-time PCR systems offered by Applied Biosystems, and can complete the detection and quantification process substantially faster than other instruments offered by Applied Biosystems. The model 7900HT systems can incorporate optional robotics to enable large-scale gene expression and genotyping studies. The StepOne™ system is the most recent introduction to the real-time PCR instrument product line. This new instrument system, which became commercially available in February 2007, was developed in response to demand for a highly functional but easy to use and less expensive real-time PCR system.

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

Applied Biosystems offers a proprietary TaqMan Array, which was jointly developed with 3M Company, and a modified version of its model 7900HT system to support the TaqMan Arrays for real-time PCR applications. The TaqMan Arrays, which we previously referred to as TaqMan Low Density Arrays, are consumable laminated plastic and metal sheets containing 384 fluid channels and wells, sometimes referred to by scientists as microfluidic cards. They are designed for use instead of plastic trays with sample wells generically referred to as microtiter plates, which are used in many types of laboratory analyses, including gene expression or genotyping studies on Applied Biosystems’ instruments. The fluid channel design of the TaqMan Arrays enables researchers to automatically route a sample to the reaction wells rather than doing this by hand or using expensive and complex robotics as is required when using microtiter plates. Applied Biosystems offers the TaqMan Arrays pre-loaded with its inventoried human, mouse, and rat TaqMan Gene Expression Assays. Using an on-line ordering system, customers can select the assays to be pre-loaded onto, as well as the configuration of those assays on, the TaqMan Arrays. Applied Biosystems also offers a limited selection of inventoried TaqMan Arrays that are pre-loaded with a fixed panel of gene expression assays. For example, in January 2007, Applied Biosystems commercially launched Gene Signature Panels used to detect and quantify the expression of difficult-to-detect genes that we believe are important to the drug research needs of the pharmaceutical industry. Also, in July 2007, Applied Biosystems commercially launched Human MicroRNA Panels used to identify and quantify some of the most prevalent microRNAs. The Applied Biosystems TaqMan assays are described below in this description of the Applied Biosystems business under the heading “Products for the Molecular Biology Market–Genomic Assays.”

Genetic Analysis Instruments; Capillary Electrophoresis and Next Generation Systems. Applied Biosystems’ genetic analysis instruments, referred to as DNA or genetic analyzers or sequencers, can be used to perform both DNA sequencing and fragment analysis. DNA sequencing is used to determine the exact order of nucleotides in a strand of DNA. DNA fragment analysis is used to determine the size, quantity, or pattern of DNA in a strand of DNA. Genetic analysis instruments have been used extensively to obtain the DNA sequence of the human genome and the genomes of other species and to identify SNPs and other genetic mutations. SNPs, or single nucleotide polymorphisms, are naturally occurring genetic variations in the human genome that scientists believe can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility.

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

Applied Biosystems’ genetic analysis instruments use a process referred to as capillary electrophoresis, or CE, to analyze DNA molecules. During capillary electrophoresis, the DNA molecules being analyzed are placed in a separation medium, usually a gel, and then subjected to an electric charge. The process is referred to as capillary electrophoresis because the gel used as a separation medium is contained within a consumable capillary, or narrow tube. The molecules will pass through the gel within the capillary at different speeds because the molecules have different lengths and electrical charges. Typically, the molecules being analyzed are labeled, or chemically linked, with fluorescent tags before being subjected to electrophoresis, with each of the four different nucleotides of the DNA molecule – A, C, G, and T – being labeled with a different color tag. During electrophoresis, the genetic analysis instrument analyzes the molecules by directing a laser beam at them and then reading the fluorescent tags with an optical device that can detect the light that is emitted by the tags. Applied Biosystems offers several sequencing chemistries optimized for various customer requirements. Samples prepared using these chemistries are then analyzed on Applied Biosystems’ genetic analysis instruments.

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

Applied Biosystems offers several products for use with its genetic analysis instruments to enable particular applications. For example, Applied Biosystems offers the SNPlex™ Genotyping System to perform genotyping studies. The system uses multiplexing, a scientific term that refers to multiple reactions in a single tube or well, to rapidly identify large numbers of target SNPs in a single biological sample. This system can be used with the Applied Biosystems 3730, 3730xl, and 3130xl DNA Analyzers to perform studies based on customers’ own customized set of reference

SNPs. The suitability of SNPlex for any particular researcher or research project, compared to Applied Biosystems’ real-time PCR-based genotyping systems and products, depends on several factors, including the type of study being performed, scientific requirements, access to the needed instrumentation, and cost considerations.

Applied Biosystems expects that its capillary electrophoresis, or CE, genetic analysis instruments and associated systems and consumables will continue to service a diverse range of genetic applications for the foreseeable future. We believe that the technology will remain vital for some existing applications such as medical sequencing, forensics, and quality and safety testing. However, CE genetic analysis instruments generally are subject to inherent technological limitations that restrict the extent to which the speed, capacity, and cost-efficiency of the genetic analysis can be increased. Accordingly, for some potential applications CE genetic analysis is not well suited or cannot be performed and a faster, higher throughput, and more cost-effective technology is needed. As a result, within the scientific community and molecular biology industry there has been increasing interest and investment in the development of so-called “next-generation” sequencing technologies that meet the needs of these applications without sacrificing the quality of analytical results. Scientists and researchers sometimes refer to the ultimate goal of these efforts as being the “$1,000 genome,” which is the ability to sequence the entire genome of an individual person at a cost of $1,000.

In July 2006, Applied Biosystems completed the acquisition of Agencourt Personal Genomics, Inc., a privately-held developer of a next-generation genetic analysis technology, for approximately $121 million in cash, including transaction costs. In June 2007, Applied Biosystems announced the launch of an early access program for the SOLiD™ System, the next-generation sequencing system that it developed based on the acquired technology, and it is planning a full commercial launch of the system during the 2008 fiscal year. The SOLiD System offers a substantial increase in throughput and reduction in relative cost as compared to CE genetic analysis, though it is not the solution to the $1,000 genome. Applied Biosystems has provided the system to two leading research institutions, and is using the feedback from these customers to further refine and develop applications for the system. Applied Biosystems believes that the combination of data quality, high throughput, and other technological characteristics of this technology offers advantages over other next-generation genetic analysis technologies currently being marketed or known to be in development.

Applied Biosystems believes that the SOLiD System will be complementary to its CE genetic analysis instruments because it will enable applications that could not be performed by CE instruments or for which CE instruments were not well suited because of the technological limitations of CE. Also, the new SOLiD System has been designed for very high-throughput applications and the cost-efficiencies expected from its use may not be realized for lower-throughput applications. Thus, we think for the next several years users will be primarily genome centers, large academic core labs, and larger commercial service labs. However, Applied Biosystems does not expect the new technology to be used exclusively for new applications or only by these high-volume users, and thus believes that for some users of CE genetic analysis and for some existing CE applications the new system will be preferred and used instead of CE genetic analysis.

Genomic Assays. Our genomic assays are chemical tests used to measure a DNA or RNA target. A genomic assay combines a set of pre-selected oligonucleotides, sometimes referred to as oligos, which are synthetic single-stranded pieces of DNA, with other analytical reagents that allow a researcher to measure differences between samples of genetic material. This product line includes the following types of assays:

•	Gene expression assays, which are chemical tests used to measure how much messenger RNA, or mRNA, is being produced from a specific gene in the cells of a tissue sample.

•

MicroRNA assays, which are gene expression assays used for the detection and quantitation of a particular type of RNA referred to as microRNA. MicroRNA, sometimes also referred to as miRNA, is a class of small RNA molecules discovered by scientists during the last few years which are thought to regulate the activity of more than half of all known genes. Researchers also believe that some individual miRNAs may regulate the activity of multiple genes. Several research groups have provided evidence that miRNAs may act as key regulators of processes such as cell proliferation and differentiation, apoptosis, or cell death, and fat metabolism.

•

Genotyping assays, which are chemical tests used to measure the presence or absence of a specific genetic sequence variation or mutation among DNA samples from different populations that can be used to correlate genetic traits with physical traits such as disease susceptibility or drug response. The sequence variants that our genotyping assays test for are referred to as single nucleotide polymorphisms, or SNPs. These are naturally occurring genetic variations in the human genome that scientists believe can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility.

The following table provides further detail on the assays offered by Applied Biosystems. These assays are designed to be used with Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems , and some of them can be ordered on the TaqMan® Arrays, which are discussed above in this description of the Applied Biosystems business under the heading “PCR and Real-Time PCR Systems and Related Consumables.”

Gene Expression Assays	Description

TaqMan® Gene Expression Assays (Inventoried)	Ready-made gene expression assays that can be ordered from Applied Biosystems’ inventory

TaqMan® Gene Expression Assays (Made to order)	Pre-designed gene expression assays that can be made to order

Custom TaqMan® Gene Expression Assays	Service for the manufacture of custom TaqMan chemistry-based gene expression assays based on targets supplied by researchers

TaqMan® MicroRNA Assays	Ready-made microRNA expression assays that can be ordered from Applied Biosystems’ inventory

SNP Genotyping Assays	Description

TaqMan® Pre-Designed SNP Genotyping Assays	Pre-designed SNP genotyping assays that can be made to order

Custom TaqMan® SNP Genotyping Assays	Service for the manufacture of custom TaqMan chemistry-based SNP genotyping assays based on targets supplied by researchers

TaqMan® Drug Metabolism Genotyping Assays	Ready-made SNP genotyping assays specifically targeting genes involved in drug metabolism that can be ordered from Applied Biosystems’ inventory

Applied Biosystems’ library of ready-made and pre-designed SNP genotyping and gene expression assays includes millions of human SNP genotyping assays and hundreds of thousands of gene expression assays for the human, mouse, rat, Arabidopsis, Drosophila, C. elegans, and Rhesus genomes. The ability to study the mouse and rat genomes is important to researchers involved in, for example, therapeutic research and development, because mice and rats have genes that are believed to correspond to human genes and the results of disease research or safety, toxicology, or other studies on mice or rats may therefore be correlated to humans with corresponding genetic characteristics. Arabidopsis, a plant, Drosophila, a fruit fly, C. elegans, a worm, and Rhesus, a monkey, are also scientifically important model organisms. Arabidopsis is a standard model genome used in plant science and agricultural studies, and Drosophila, C. elegans, and Rhesus are models for studying developmental biology with numerous potential implications for human disease research. The Rhesus assays were commercially released in August 2006.

The microRNA assays were introduced during our 2006 fiscal year, and currently include over 900 human, mouse, rat, Arabidopsis, Drosophila, and C. elegans miRNA assays. Currently, all of these assays are based on sequences in the Wellcome Trust Sanger Institute miRNA Registry, which is the industry standard reference miRNA database. In July 2007, Applied Biosystems began offering some of these assays as fixed panel TaqMan Arrays.

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

RNA Consumables and RNAi. Applied Biosystems offers a broad range of products for the study and analysis of RNA and its role in disease development and progression. RNA is a biological molecule that is essential for biological function. There are different types of RNA molecules, each of which has a different function. For example, messenger RNA, the most widely understood form of RNA, acts as an intermediary between DNA and protein, transcribing the genetic code from DNA into proteins.

This product line was substantially expanded with Applied Biosystems’ fiscal 2006 acquisition of the Research Products Division of Ambion, Inc., and is now marketed under the Ambion brand name. The product line includes reagents associated with RNA interference, referred to as RNAi, and products for the analysis of microRNA, referred to as miRNA. These products are used to study the gene expression process and could lead to advances in human healthcare, possibly forming the basis of future therapeutic or diagnostic products. The product line also includes: sample preparation products, used for example to isolate and purify RNA before analysis; reagents used to convert an RNA sample into DNA, a process referred to as reverse transcription, which is often a necessary step for RNA analysis; and reagents for PCR amplification, or copying, which is often necessary so that researchers have enough sample to perform their desired analysis on small or limited samples, like tumor biopsies or blood stains. Many of the Ambion brand products can be used in combination with other Applied Biosystems products as part of a workflow solution to solve cost, speed, or other difficulties encountered by some researchers in laboratory experimentation and analysis.

RNA interference, or RNAi, refers to the use of specialized reagents to limit or restrict the translation of the genetic code from RNA into proteins by degrading the messenger RNA molecule prior to its translation. Using products such as small interfering RNA, sometimes denoted as siRNA, scientists can reduce the expression of a particular gene in mammalian cell systems, in some instances by 90% or more, to analyze the effect that gene has on cellular function.

MicroRNA, or miRNA, is a class of small RNA molecules discovered by scientists during the last few years which are thought to regulate the activity of more than half of all known genes. Researchers also believe that some individual miRNAs may regulate the activity of multiple genes. Several research groups have provided evidence that miRNAs may act as key regulators of processes such as cell proliferation and differentiation, apoptosis, or cell death, and fat metabolism. The Ambion RNA product line includes sample preparation products used by researchers to isolate microRNA molecules prior to analysis with Applied Biosystems’ TaqMan® MicroRNA Assays.

DNA Synthesis. Oligonucleotides, sometimes referred to as oligos, are synthetic single-stranded pieces of DNA that are essential for PCR and DNA sequencing and some drug discovery applications. DNA synthesis is used both by companies performing high-throughput synthesis as a service as well as individual laboratories that synthesize DNA for their own use. Applied Biosystems previously manufactured and marketed several models of synthesizers and supporting reagents for the needs of its different customers, but the group stopped manufacturing new synthesizers during our 2007 fiscal year and it intends to sell its remaining inventory during the 2008 fiscal year. It has notified customers that it will use reasonable efforts to continue providing reagents and customer support for the synthesizers through March 2013. Applied Biosystems continues to provide custom synthesis services, whereby oligonucleotides are made to order and shipped to customers.

Products for the Cell Biology Market

Applied Biosystems has developed, and expects to continue developing, products used for the study of cell and biological molecule function. These products are intended for use by researchers studying the complex biological reactions that take place within and between cells, which researchers refer to as biological pathways, and how these pathways relate to human disease. These studies are needed in a variety of fields, including in particular drug discovery and development. This product line includes Tropix® chemiluminescent reagent products used by researchers studying cell function. Chemiluminescence is the conversion of chemical energy stored within a molecule into light, and the detection of chemiluminescence is another technology used to study cellular function. This technology also has other applications, and is used by Applied Biosystems in some of its products for the molecular biology market and is licensed by Applied Biosystems for adaptation for various types of diagnostic tests and drug discovery assays. These chemiluminescent-based tests and assays can be used in combination with a variety of detection instruments. Applied Biosystems previously manufactured and marketed the 8200 Cellular Detection System used for studying cellular function, but the group stopped manufacturing this system during our 2007 fiscal year and it intends to sell its remaining inventory during the 2008 fiscal year. It has notified customers that it will use reasonable efforts to continue providing reagents and customer support for the system through June 2013.

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

The Applied Biosystems/MDS SCIEX Instruments joint venture as originally formed covered only LC/MS systems, but during our 2005 fiscal year the parties amended the joint venture agreement to expand the joint venture to also include MALDI TOF systems, a product line that previously had been manufactured and marketed by Applied Biosystems independent of the joint venture. Under the terms of the amended joint venture agreement, MDS is responsible for manufacturing these LC/MS and MALDI TOF systems, and Applied Biosystems is the exclusive distributor of these systems, with responsibility for sales and marketing and service and support. The two companies conduct separate but coordinated research and development activities for these systems. In consideration for the amendment to the joint venture and Applied Biosystems’ contribution of MALDI TOF assets, Applied Biosystems received, among other things, $8 million in cash and a $30 million promissory note, which is payable in five annual installments beginning in October 2006.

The following table summarizes the mass spectrometry instruments for the proteomics market offered by the Applied Biosystems/MDS SCIEX Instruments joint venture:

Instrument Name	Ionization	Mass Analyzer

4800 MALDI TOF/TOF™ Analyzer	MALDI	TOF/TOF™ Optics
QSTAR® Elite LC/MS/MS System	ESI or MALDI	Hybrid quad/TOF (often referred to as a Qq-TOF)
4000 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap
3200 Q TRAP® LC/MS/MS System	ESI	Hybrid quad/linear ion trap

Technologically, these systems are distinguished primarily based on their: sensitivity, or ability to identify very small quantities of molecules within a sample; resolution, or ability to distinguish among several different types of molecules within a complex sample; mass accuracy, or ability to accurately quantify or determine the mass of the molecules being studied; throughput; and overall ease of use. These systems offer a range of these quantitative and qualitative performance characteristics in different combinations and at varying costs. The product line includes systems that are suitable for a wide range of proteomics applications and users, from individual researchers to large research laboratories. The suitability of any particular system for any researcher or research laboratory depends on the nature of the work being performed and the capital budget of the researcher or research laboratory. Several of these instruments incorporate proprietary advanced technologies that result in industry-leading performance characteristics for some applications. By the end of our 2007 fiscal year, the joint venture had discontinued manufacturing some previously-marketed systems, including Voyager™ Workstations, the 4700 Proteomics Discovery System, and the QSTAR® XL Hybrid LC/MS/MS System. The 4700 Proteomics Discovery System was phased out during the fiscal year and replaced by the previously-introduced 4800 MALDI TOF/TOF system, and the QSTAR XL Hybrid LC/MS/MS System was phased out and replaced by the previously-introduced QSTAR Elite LC/MS/MS System.

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

Applied Biosystems’ biochromatography media products such as its POROS® beads are used in the proteomics discovery process and in the development and manufacturing of biopharmaceuticals. Applied Biosystems believes its biochromatography products offer productivity advantages, enabled by high speed separation combined with high capacity and resolution, over competitive product offerings. During our 2007 fiscal year, Applied Biosystems commercially launched POROS® MabCapture™ A Media, a new bead which can substantially increase the speed and reduce the cost of the liquid chromatography process for some applications, including particularly the manufacturing of some antibody therapeutics.

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

Technologically, these instruments are distinguished primarily based on their sensitivity, resolution, mass accuracy, throughput, and overall ease of use. These systems offer a range of these quantitative and qualitative performance characteristics in different combinations and at varying costs. The product line includes systems that are suitable for a wide range of small molecule applications and users, from individual researchers to large research laboratories. The suitability of any particular system for any researcher or research laboratory depends on the nature of the work being performed and the capital budget of the researcher or research laboratory. The API product line offers quantitation with a range of sensitivity at varying costs, and has been widely accepted by pharmaceutical researchers. The API 5000 system is the most sensitive of the API systems and we believe it is the most sensitive triple quad mass spectrometry instrument currently available to this research market. In addition to the systems described above, the Applied Biosystems/MDS SCIEX joint venture offers enhancements, including reagent kits and software, that enable particular applications on the systems or increase the performance of the systems for particular applications.

In April 2007, Applied Biosystems and its joint venture partner MDS Inc. introduced a new FlashQuant™ Workstation. The Workstation is expected to be a first-of-its-kind system that will enable researchers to combine MALDI ionization, or sample prep, with triple quad mass analysis. The Workstation is being developed to help pharmaceutical companies increase the speed, and reduce the cost, of conducting small molecule drug and drug metabolite screening in early stage drug discovery research. Applied Biosystems expects this new system to be commercially launched by the Applied Biosystems/MDS SCIEX joint venture during our 2008 fiscal year,

Information about the Applied Biosystems/MDS SCIEX Instruments joint venture, general information about mass spectrometry instruments, and additional information about some of the instruments referred to in the table above, is set forth above in this description of the Applied Biosystems business under the heading “Products for the Proteomics Market–Mass Spectrometry.”

Applied Markets Products

Applied Biosystems has established an Applied Markets division focused exclusively on developing and marketing products for use in some markets outside of life science research, which we refer to as applied markets. The current focus of Applied Biosystems products for these markets, which are discussed below in further detail, is in the areas of forensic testing and human identification, biosecurity, pharmaceutical manufacturing, and food testing. Applied Biosystems believes that there is an opportunity to leverage its experience and success in forensic testing and human identification into other applied markets. In addition, some applied markets applications require instrument platforms such as Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems, genetic analysis instruments, and mass spectrometry systems, and accordingly the marketing of these systems for use in applied markets is within the focus of the Applied Markets division.

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

Applied Biosystems’ forensic analysis systems are used in criminal cases where DNA extracted from biological evidence found at the crime scene is compared with DNA from suspects or profiles stored in databases of potential suspects. The use of DNA in some criminal investigations has been shown to help solve crimes, exonerate innocent individuals, and reduce the cost of the investigation. We believe that today there is general recognition by scientific, law enforcement, and judicial organizations and institutions worldwide of the validity of the use of DNA testing and DNA databases for these purposes. This is evidenced in particular by a growing number of governmental initiatives in the U.S. and abroad to finance the analysis of DNA from crime scenes, including the existing backlog of samples from past crimes, and build databases of potential suspects. Many jurisdictions in the U.S. and in Europe have passed legislation creating mandated DNA databasing of individuals that are arrested and/or convicted of crimes. The growing recognition of the validity of the use of DNA in criminal matters is also evidenced by the increasing use of DNA analysis to exonerate individuals previously convicted of crimes by testing archived evidence.

Applied Biosystems’ AmpFISTR® kit product line, the core of its forensic analysis offerings, is used to produce a genetic profile of a sample based on specific DNA fragments known as short tandem repeats, or STRs. The kit used most extensively for STR analysis and offender databasing worldwide is the AmpFLSTR® Identifiler® PCR Amplification Kit. Applied Biosystems also offers other kits designed to cover standards established by authorities in particular countries or regions, such as in the European Union. Applied Biosystems also produces kits that analyze specific types of markers within samples, such as the AmpFLSTR® Yfiler® PCR Amplification Kit and the MiniFiler™ PCR Amplification Kit, described below.

The AmpFLSTR®Yfiler™ PCR Amplification Kit is a forensic identification kit that enables forensic scientists to detect low levels of male DNA in the presence of large amounts of female DNA, a situation routinely encountered in cases of sexual assault. Identifying, segregating, and analyzing male DNA in cases involving complex evidence containing mixtures of male and female DNA has been a significant challenge for forensic analysts. The sensitivity and specificity of this kit provides an additional tool for the analysis of this type of complex evidence.

The AmpFLSTR® MiniFiler™ PCR Amplification Kit is the world’s first commercially available reagent kit for generating genetic profiles from aged, compromised, or damaged DNA samples. Applied Biosystems announced the introduction of this new kit in February 2007, and began offering the kit for commercial sale in March 2007. The kit was developed in response to the growing backlog of samples recovered from crime scene investigations and other instances of DNA collection in which the samples could not previously be identified because of poor sample quantity or quality. The new kit is expected to enable an increase in the number of solved criminal cases, in addition to aiding in the investigation of missing person occurrences and mass disasters.

In addition to the STR product line, Applied Biosystems’ forensic testing product line includes the Quantifiler® Human DNA Quantification kit, a system designed to increase the efficiency and effectiveness of forensic analysis by providing a qualitative and quantitative assessment of DNA in a sample before forensic analysis. This assessment can be used by scientists and technicians performing forensic analysis to facilitate proper sample preparation for analysis, which can reduce the risk that analysis must be repeated, and Applied Biosystems believes its system provides more accurate and useful results than systems offered by other companies that are used for forensic analysis.

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

Applied Biosystems expects to continue developing quality and safety testing products for pharmaceutical manufacturing, food processing, and other industrial manufacturing processes. Applied Biosystems has an exclusive marketing and technology alliance with DuPont Qualicon, a DuPont Co. business, in the food processing field. Under this alliance, which is focused on the development of next-generation DNA detection tests and systems for food processing safety and quality assessment, Applied Biosystems has primary research and development responsibility, and new alliance products are expected to be designed for use on Applied Biosystems’ TaqMan®

chemistry-based real-time PCR systems. DuPont Qualicon has primary responsibility for marketing of products that are developed through the alliance.

Biosecurity. Applied Biosystems believes that the threat of biological terrorism and other malicious, accidental, and natural biological dangers, often referred to as biothreat or biosecurity products, represents a significant opportunity for the marketing of new products for surveillance and detection of these threats. Heightened awareness of biological terrorism, combined with outbreaks of emerging infectious diseases, has caused the U.S. government to substantially increase funding in the biosecurity area.

Applied Biosystems has developed, and expects to continue developing, products designed to detect and identify biosecurity threats. For example, Applied Biosystems offers TaqMan® Influenza A/H5 Detection Kits. These kits are used for rapidly detecting multiple strains of avian influenza, an infectious disease that has become a substantial worldwide health concern in recent years. The tests are for use on Applied Biosystems’ TaqMan® chemistry-based real-time PCR systems, and can detect an infected sample in hours rather than in the two or more days that is typically required for other more traditional testing methods. Generally, we sell these kits in major markets throughout the world other than the U.S., and sales are restricted to surveillance and research use only to comply with regulatory restrictions. In the U.S, regulatory restrictions generally prevent our sale of these kits except for a limited research use exception that is not expected to generate significant sales.

Also, through a collaboration with Cepheid, Applied Biosystems provides reagents used in assays for the detection of anthrax for use in U.S. Postal Service Biohazard Detection Systems. In August 2006, we announced a contract with the U.S. Department of Defense for the development of a prototype instrument system for the identification of infectious diseases, but in June 2007 we announced that the contract had been terminated for the convenience of the government. Though Applied Biosystems believes that it had successfully completed all technical milestones required in the contract through the termination date, the action was taken by the government after Applied Biosystems and the government were unable to agree on an approach for further development and commercialization of an instrument system that could be derived from an Applied Biosystems prototype instrument.

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

Use of LIMS for these functions is particularly important for laboratories involved in a high volume of repetitive and systematic testing procedures or other tasks, such as laboratories conducting testing for pharmaceuticals that are in advanced human clinical trials. This is also the case with pharmaceutical, food and beverage, and chemical manufacturing facilities, which need to regularly and systematically conduct testing for quality assurance and quality control. Also, Applied Biosystems developed the Forensics Solution software product for SQL*LIMS. This optional enhancement, which was commercially released during our 2006 fiscal year, modifies the SQL*LIMS to address the specific needs of the forensics laboratory environment.

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

Marketing and Distribution

General. The markets for Applied Biosystems’ products and services span the spectrum of the life sciences industry and research community, including: basic human disease research and genetic analysis performed by universities, government agencies, and other non-profit organizations; pharmaceutical drug discovery, development, and manufacturing; and agriculture research. Applied Biosystems products also serve the needs of some markets outside of life science research, which we refer to as applied markets, such as the fields of: human identity testing (forensic and paternity testing); biosecurity, which refers to products needed in response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, such as testing required for food and pharmaceutical manufacturing.

The various markets served by Applied Biosystems’ products and services have unique and often-changing requirements and expectations. Applied Biosystems’ customers are continually searching for processes and systems that: can perform experiments and tests faster, more efficiently, and at a lower cost; and that can be used to perform new tasks in response to scientific, regulatory, and other developments. Applied Biosystems seeks to address these customer needs by focusing on the development and improvement of automated and high-throughput systems, and the development of new applications for these systems. Also, Applied Biosystems seeks to expand the markets served by its products and services, and address the unmet needs of new markets, by developing new or improved systems and new applications for existing systems.

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

Applied Biosystems E-Business. Applied Biosystems has established an electronic commerce, or “e-commerce,” web site located on the Internet at www.appliedbiosystems.com. Applied Biosystems uses its website to market its full range of products and services, and. most of its products are also available for purchase directly online. To date, customers typically, but not exclusively, have been using the Applied Biosystems website to purchase its consumable products such as TaqMan® Gene Expression and SNP Genotyping Assays, TaqMan® Arrays, and siRNAs. Website users can access search tools and graphical viewers intended to help them plan experiments and purchase corresponding Applied Biosystems products. Applied Biosystems also offers businesses, academic and research institutions, and other clients the capability to integrate their own electronic purchasing systems with the Applied Biosystems e-commerce website, which we believe simplifies the ordering process for researchers.

Raw Materials

There are no specialized raw materials that are particularly essential to the operation of Applied Biosystems’ business. Applied Biosystems’ manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Applied Biosystems may not be able to obtain or maintain access to these supplies on acceptable terms. Any interruption in the availability of these materials could harm Applied Biosystems’ operations. Applied Biosystems has multiple commercial sources for most components and supplies, but it is dependent on single sources for a limited number of these items, in which case Applied Biosystems normally secures long-term supply contracts. In some cases, if a supplier stops offering a product, Applied Biosystems’ business could be temporarily interrupted.

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

Applied Biosystems is currently, and could in the future be, subject to lawsuits, arbitrations, investigations, and other legal actions with private parties and governmental entities, particularly involving claims for infringement of patents and other intellectual property rights. From time to time, Applied Biosystems has asserted that various competitors and others are infringing its patents; and similarly, from time to time, others have asserted that Applied Biosystems was or is infringing patents owned by them. These claims are sometimes settled by mutual agreement on a satisfactory basis and result in the granting of licenses by or to Applied Biosystems or the cessation of the alleged infringing activities. However, we cannot make any assurances as to the outcome of any pending or future claims. More information about the risk factors associated with Applied Biosystems’ reliance on intellectual property is set forth below in Item 1A of this report under the heading “Risk Factors–Risks Relating to Applied Biosystems.” Also, more information about our legal proceedings that involve our intellectual property is set forth below in Item 3 of this report under the heading “Legal Proceedings.”

PCR and Real-Time PCR Reagents, Methods, and Instruments. PCR, which refers to polymerase chain reaction, is a process in which a short strand of DNA is copied multiple times, or amplified, so that it can be more readily detected and analyzed. We own some patents to PCR-related technology and we derive other rights to PCR technology under a series of agreements with Hoffmann-La Roche Inc. and its affiliates, which own some of the patents covering PCR-related technology , and an agreement with Epoch BioSciences, which owns intellectual property relating to chemicals used in the PCR process.

The broadest PCR-related patents covered the basic PCR method, and we refer to these as the foundational PCR patents. The last of the foundational patents expired in Spain in March 2007, but we have many other patents in our portfolio of PCR-related patents. These other patents cover for example: improvements to the basic PCR method, such as real-time PCR, which is used to detect and for some applications quantify a sample during the PCR amplification process; polymerase enzymes useful in PCR and real-time PCR; methods related to PCR; and instrumentation related to PCR and real-time PCR. The remaining PCR-related patents in our portfolio that we believe are material to the Applied Biosystems business will expire between 2007 and 2016 in the U.S. and between 2008 and 2016 in jurisdictions outside the U.S.

Applied Biosystems has established licensing programs for industry access to some of its owned and in-licensed PCR intellectual property, and has granted some individual licenses for some of the intellectual property not included in those programs. Applied Biosystems receives royalties from other companies for their sales of products incorporating the intellectual property that Applied Biosystems licenses to these other companies.

Following is a description of some recent developments, including in particular during our 2007 fiscal year, relating to Applied Biosystems’ real-time PCR technology:

•

In May 2007, we settled lawsuits that we had brought against Bio-Rad Laboratories, Inc. and MJ Research, Inc. in Germany relating to European Patent No. 872562, covering real-time PCR thermal cycler technology. This patent is the European counterpart to U.S. Patent No. 6,814,934, which was the subject of legal proceedings with Bio Rad and MJ Research that were settled in our 2006 fiscal year. Prior to the May 2007 settlements, in July 2006, the European Patent Office, or EPO, Technical Board of Appeal reinstated European Patent No. 872562, overturning a prior decision of the EPO revoking the patent. Under the May 2007 settlements, we granted Bio-Rad and MJ Research a license to European Patent No. 872562 under amendments to the prior settlement agreements relating to U.S. Patent No. 6,814,934.

•

We are involved in several legal proceedings with Stratagene Corporation in the U.S. and some European countries relating to U.S. Patent No. 6,814,934 and its foreign counterpart European Patent No. 872562. We believe that Stratagene has been infringing these patents, and generally we are seeking to enforce them against Stratagene. Stratagene generally is seeking to invalidate our patents and obtain a judgment that it has not infringed them. These proceedings are described further in Item 3 of this report. In June 2007, a German court issued an injunction against Stratagene’s further infringement of European Patent No. 872562 in Germany, although the injunction could be appealed. We are seeking a similar injunction in The Netherlands, and in July 2007, a court in The Hague issued a preliminary injunction against Stratagene’s further infringement of European Patent No. 872562 pending a determination by the court on our request for a permanent injunction.

•

In March 2005, the Japanese Patent Office, or JPO, held invalid Applera’s Japanese Patent No. 3136129 covering real-time PCR thermal cycler technology. We appealed this decision, and in August 2006, in a final, non-appealable decision, the Japanese Supreme Court ruled that Applera’s Japanese patent was invalid.

DNA Sequencing and Capillary Electrophoresis Reagents, Methods, and Instruments. Capillary electrophoresis, or CE, is a process used to analyze DNA molecules for DNA sequencing and other applications. We own several patents covering DNA sequencing and fragment analysis with CE technology, and we derive other rights to components of DNA sequencing and CE technologies under a series of agreements and collaborations with other companies and institutions. These companies and institutions include, for example, the California Institute of Technology, Perkin-Elmer, Inc., GE Healthcare Bio-Sciences Corp., Iowa State Research Foundation, Spectrumedix LLC, Beckman Coulter, Inc., Promega Corporation, and Hitachi High-Technologies Corp. The owned and licensed patents cover, for example, methods and reagents for sequencing, modification, separation, and detection, along with instruments for separation, detection, and analysis. Within this portfolio of patents, the patents that we believe are material to our business will expire between 2009 and 2023 in the U.S. and various other jurisdictions throughout the world.

Mass Spectrometry Instrument Systems, Reagents, and Methods. We and our joint venture partner, MDS Inc. of Canada, own and operate a joint venture in the field of mass spectrometry known as Applied Biosystems/MDS SCIEX Instruments. We and MDS own several patents to mass spectrometry instrument design and operation, including software technology, that we and MDS Inc. make available to Applied Biosystems/MDS SCIEX Instruments. Among these patents is a fundamental mass spectrometry patent, U.S. Patent No. 4,963,736, which will expire in 2009 in the U.S., and corresponding foreign patents that will also expire in 2009. These patents pertain to improved ion transmission for improving sensitivity in the use of mass spectrometry technology for later stage drug development and discovery and metabolite identification processes. The joint venture derives additional rights to mass spectrometry technology, which we believe are material to the joint venture business, under license agreements with other companies and institutions. These rights include, for example, exclusive rights to orthogonal time-of-flight mass spectrometry technology from the University of Manitoba.

Independent of the joint venture, Applied Biosystems has a portfolio of patents and patent applications pertaining to its mass spectrometry consumable reagents business and its mass spectrometry workflow solutions, which refer to methods and applications used by researchers to solve problems encountered in laboratory experimentation and analysis.

Backlog

Applied Biosystems’ total recorded backlog at June 30, 2007, was $288.3 million, which included $0.7 million of orders from Celera. Applied Biosystems’ total recorded backlog at June 30, 2006, was $299.9 million, which included $1.2 million of orders from Celera. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at June 30, 2007, will be delivered before the close of our 2008 fiscal year.

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

Research and Development

Applied Biosystems is actively engaged in basic and applied research and development programs designed to develop new products and to improve existing products. Research and development expenses for Applied Biosystems totaled $203.9 million in our 2007 fiscal year, $180.3 million in our 2006 fiscal year, and $192.1 million in our 2005 fiscal year. Applera expensed $254.0 million in our 2007 fiscal year, $271.4 million in our 2006 fiscal year, and $330.6 million in our 2005 fiscal year for Applera research and development activities.

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

Celera Group Business

Overview

Celera is primarily a molecular diagnostics business that is using proprietary genomics and proteomics discovery platforms to identify and validate novel diagnostic markers, and is developing diagnostic products based on these markers as well as other known markers. Celera maintains a strategic alliance with Abbott Laboratories for the development and commercialization of molecular, or nucleic acid-based, diagnostic products, and it is also developing new diagnostic products outside of this alliance. Through its genomics and proteomics research efforts, Celera is also discovering and validating therapeutic targets, and it is seeking strategic partnerships to develop therapeutic products based on these discovered targets.

Celera is pursuing a strategy that we refer to as “targeted medicine.” This strategy is based on the belief that a better understanding of the genetic basis of biology and disease is key to improved diagnosis and treatment of many common complex diseases. Celera is applying research and development tools and methods to analyze biological information in an attempt to discover associations between genes and diseases.

The goal of the targeted medicine approach, as pursued by Celera, is to address unmet medical needs in helping physicians predict an individual’s predisposition to, better characterize, detect, monitor progression of, and select appropriate therapy for, common complex diseases. Celera is seeking to develop new diagnostic tests based on known and newly-identified genetic and proteomic markers. Also, Celera has been using its genomic and proteomic information to select and validate therapeutic targets for new drugs, and it may use this information to stratify patient populations in clinical trials to increase the proportion of patients who are more likely to respond to a drug treatment or to identify patients who can more safely use a drug treatment. Celera’s targeted medicine approach may also be used to identify new and improved targets for drug discovery and development; and to facilitate more efficient clinical trials of new therapeutic products.

Abbott Strategic Alliance

Celera has a long term strategic alliance agreement with Abbott Laboratories, a global health care company. We formed the alliance with Abbott to discover, develop, and commercialize in vitro, meaning outside of the living body, diagnostic products for disease detection, prediction of disease predisposition, disease progression monitoring, and therapy selection. Specifically, under the agreement the two companies are working together to commercialize nucleic acid-based (DNA or RNA) diagnostic products, also referred to as molecular diagnostic products. Celera and Abbott have agreed to work exclusively with each other, primarily through a profit-sharing arrangement, in specifically agreed areas of nucleic acid-based diagnostic products. Both companies may work independently outside the exclusive areas. The alliance agreement was amended in our 2006 fiscal year to permit Applied Biosystems to develop and sell diagnostic instruments to end-users for clinical diagnostic applications, an activity that was previously restricted under the alliance agreement. Development of diagnostic products based on the detection of proteins, rather than nucleic acids, is another potential business area for Celera but is not a part of the agreement with Abbott.

Under the Abbott alliance agreement, Celera and Abbott conduct separate but coordinated research and development activities that are within the scope of the alliance. The coordinated activities include the sharing of scientific results and collaboration regarding the technology and instrumentation that their alliance products will use. The alliance agreement with Abbott permits Celera to form collaborations and relationships with other companies to support its research activities. Under the profit-sharing arrangement, the parties share equally in the costs of their separate research and development activities under the alliance, and then share equally in any profits or losses resulting from the marketing and sales of alliance products whether developed by Celera or Abbott.

Generally, Abbott is the worldwide distributor of products developed and manufactured by the parties that are covered by the alliance. Celera believes that Abbott’s expertise in the diagnostics industry and its global distribution system enhances Celera’s ability to bring diagnostic products to market. Also, the Abbott alliance covers some products that are manufactured by other companies and marketed by Abbott. Although most products marketed by Abbott under the alliance agreement are covered by the profit-sharing arrangement, some of the products manufactured by other companies are not part of the profit-sharing arrangement, and instead Celera is entitled to a royalty based on sales by Abbott.

Celera expects to rely substantially on its alliance with Abbott for the success of a major portion of its diagnostic products business strategy for the foreseeable future. The term of the strategic alliance agreement runs until June 2017. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. Also, Celera cannot ensure that Abbott will perform its obligations as expected. If Abbott terminates the alliance or otherwise fails to conduct its collaborative activities in a timely manner, Celera’s development or commercialization of diagnostic products may be delayed or prevented.

Celera expects that a significant portion of its nucleic acid-based diagnostic products for the foreseeable future will be covered by the Abbott alliance agreement, and will be marketed, distributed, and sold through Abbott. Celera is also developing products not covered by the alliance, but for these products Celera will have to develop its own marketing and distribution capability or find other distributors.

Our Diagnostic Products

Celera is seeking to develop products that provide useful genetic information to facilitate disease detection, prediction of disease predisposition, monitoring of disease progression, and disease severity, and determination of patient responsiveness to treatments. These products are expected to include in vitro diagnostic test kits, which may be labeled for use in diagnosing specific diseases or other conditions, as well as products referred to as “analyte specific reagents,” or ASRs, which may be used by appropriately-licensed clinical laboratories in the U.S. for clinical laboratory testing after they independently establish the performance characteristics of the reagents but which may not be labeled by Celera for use in diagnosing any specific disease or condition.

While the sale of in vitro diagnostic test kits requires clearance or approval by the U.S. Food and Drug Administration, or FDA, and requires similar regulatory clearances or approvals in other countries, ASRs are a class of products defined by the agency’s regulations which may be sold without any regulatory submission in the U.S. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of these ASR products have not been established. Because ASRs are not subject to FDA clearance or approval, Celera believes they can generally be commercialized sooner than diagnostic test kits. However, the regulatory restrictions on the marketing, distribution, and sale of ASRs, and on customer use of these products, would likely affect their marketing and distribution and market acceptance. Also, in September 2006 the FDA issued a draft guidance document that contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. The FDA’s adoption and enforcement of this interpretation could harm our ability to continue marketing existing ASR products and prevent us from developing new ASR products. Additional information about the regulation of Celera’s products is set forth below in this description of the Celera business under the heading “Governmental Regulation of Products.”

Celera is currently manufacturing five product groups that are sold through its strategic alliance with Abbott Laboratories, including: its ViroSeq™ HIV-1 Genotyping System; products that are used for the detection of mutations in the CFTR gene, which cause cystic fibrosis; hepatitis C virus ASRs; ASRs for the detection of mutations in the FMR-1 gene, which cause Fragile X Syndrome; and ASRs for the detection of mutations in genes known to be involved in deep vein thrombosis. Celera also derives revenue from other products that it does not manufacture but which are sold through its alliance with Abbott, which is described above in this description of the Celera business under the heading “Abbott Strategic Alliance.” These products are described below under the headings “Abbott’s Alliance Products” and “Alliance Products Manufactured by Other Companies.”

The description of our ASR and other reagent products below is for general information purposes only, and in particular, our description of the potential uses of these products is not intended to constitute a claim regarding the performance or analytical characteristics of these products that would be restricted under applicable laws and regulations.

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

Celera’s ViroSeq HIV-1 Genotyping System was developed as an aid to physicians in monitoring and treating HIV-1 infection. HIV-1 is the most prevalent strain of HIV. This system is for use in testing human blood samples and was designed to detect specific mutations in the HIV-1 genome that correlate with drug resistance. The product includes reagents for identifying key mutations of the HIV-1 genome designed for use on an Applied Biosystems automated DNA sequencing instrument in conjunction with Celera’s ViroSeq® HIV-1 Genotyping System Software. The ViroSeq HIV-1 Genotyping System can be used to test for resistance to up to 19 drugs used to treat HIV-1 infected patients.

Through its strategic alliance with Abbott Laboratories, Celera is marketing the system in the U.S., the European Union, and other countries. Celera has received 510(k) clearances from the FDA authorizing the marketing of the system for use on several Applied Biosystems genetic analysis instruments. Celera has also received CE mark registration of the system authorizing the marketing of the system in the EU for use on two Applied Biosystems’ genetic analysis instruments.

Cystic Fibrosis Products. Cystic fibrosis is an inherited genetic disorder that affects children and young adults. It is caused by a number of mutations in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. The American College of Obstetricians and Gynecologists currently recommends that couples planning a pregnancy or seeking prenatal care be screened for cystic fibrosis gene mutations to help them make informed reproductive decisions. Celera manufactures analyte specific reagents, or ASRs, that can be used by appropriately licensed clinical laboratories in the U.S. to identify mutations in the CFTR gene. Laboratories using the reagents for this purpose must first independently establish the performance characteristics of any test they develop using Celera’s ASRs. In the U.S. these reagents are sold only as ASRs and not as a diagnostic test kit because Celera does not yet have the necessary regulatory clearance for diagnostic claims. However, Celera does have the CE mark registration necessary for marketing these reagents in the European Union as a diagnostic test kit.

Hepatitis C Virus Analyte Specific Reagents. Hepatitis C virus, or HCV, causes chronic liver disease. HCV infection is currently the leading reason that patients need liver transplants. There are several distinct strains of HCV having different genotypes, and some of these genotypes are more susceptible to currently-available treatments than others. Celera manufactures analyte specific reagents, or ASRs, for Abbott Laboratories used to measure “viral load,” which refers to the quantity of the virus found in a tissue sample. Only appropriately-licensed clinical laboratories in the U.S. can use these ASRs for these purposes after they independently establish the performance characteristics of any test they develop using Celera’s ASRs. Celera previously also manufactured HCV genotyping reagents used to identify the genotypes of the different strains of HCV. However, a company named Innogenetics, N.V. filed and won a patent infringement lawsuit against Abbott due to its sale of the HCV genotyping reagents. Abbott is appealing the decision, but in January 2007 Innogenetics obtained an injunction that prevents us or Abbott from manufacturing or selling HCV genotyping products, and we and Abbott will remain subject to the injunction unless and until Abbott wins the appeal. More information about the case and the injunction is set forth below in this description of the Celera business under the heading “Patents and Other Intellectual Property.”

Fragile X Analyte Specific Reagents. Celera manufactures analyte specific reagents, or ASRs, to detect mutations in the FMR-1 gene, which is known to be involved in Fragile X Syndrome. This condition is the leading cause of inherited mental retardation. Appropriately licensed clinical laboratories in the U.S. can use these ASRs provided that they first independently establish the performance characteristics of any test they develop using the ASRs. These products incorporate Celera’s proprietary technology, and we believe they are the first ASRs in this disease area that are suitable for use by clinical laboratories. Celera collaborated with several major clinical reference laboratories in developing these ASRs.

Deep Vein Thrombosis Analyte Specific Reagents. Deep vein thrombosis is a disease that results from the formation of a blood clot, which is referred to as thrombus, in a deep vein, which is a particular type of vein usually located in the lower leg or the thigh. Large clots may interfere with blood circulation and impede normal blood flow. More importantly, blood clots may break off and travel through the vein to distant major organs such as the brain, lungs, or heart, where they cause severe damage and possibly death. Researchers have identified several mutations in three genes that can be used as genetic risk factors due to their association with increased risk for deep vein thrombosis. Celera manufactures analyte specific reagents, or ASRs, to detect mutations in the three genes which are known to be involved in deep vein thrombosis. Appropriately licensed clinical laboratories in the U.S. can use these ASRs, provided that they first independently establish the performance characteristics of any test they develop using the ASRs.

Abbott’s Alliance Products

Abbott Laboratories is currently marketing several other nucleic acid-based, or molecular, diagnostic products that are manufactured by Abbott and which are covered by our strategic alliance with Abbott. Although these products were not developed by Celera and are not listed in Celera’s product portfolio described above, these products are covered by the alliance profit-sharing arrangement, which means that Celera shares equally in the development costs of and profits or losses resulting from the marketing and sales of these products.

These products include reagents for measuring viral load of HIV-1, the most prevalent strain of the human immunodeficiency virus; reagents for measuring viral load of hepatitis C virus, or HCV; reagents for measuring viral load of hepatitis B virus, or HBV; and reagents for detecting sexually transmitted diseases, or STDs, such as chlamydia and gonorrhea. The HBV reagents, introduced during our 2007 fiscal year and the newest of these products, detect nearly all known forms of HBV genotypes, and we believe that physicians can use this detection to better manage patient therapy. All of these products have been developed for use on the Abbott m2000™ system, which is a real-time PCR instrument coupled with a sample preparation module. Currently, the products used with the m2000 system are expected to be the most significant products contributed to the alliance by Abbott. Abbott’s HCV viral load reagents, for use with the m2000 system, are distinct from Celera’s HCV viral load reagents described above under “Our Diagnostic Products.”

All of these products are currently marketed as diagnostic test kits in the European Union. Abbott received CE mark registration for marketing the HBV assay in the EU in April 2007. Abbott received CE mark registration for the other assays described above prior to our 2007 fiscal year. During our 2007 fiscal year, Abbott received regulatory approvals permitting expansion of the HIV-1 and HCV assays into important markets outside of the EU. In particular, in May 2007, Abbott received a PMA approval from the U.S. Food and Drug Administration permitting Abbott to market the HIV-1 viral load assay as a diagnostic test kit in the U.S. Also, in January 2007, Abbott received approval from Health Canada for marketing the HIV-1 and HCV viral load assays as diagnostic test kits in Canada. Abbott also sells some of its products in the U.S. as analyte specific reagents, or ASRs. Information about the regulation of diagnostic products is set forth below under the heading “Governmental Regulation of Products.”

Alliance Products Manufactured by Other Companies

Abbott Laboratories is currently marketing several other nucleic acid-based, or molecular, diagnostic products that are manufactured by companies other than Celera or Abbott but which are within the scope of our alliance with Abbott. These products were not developed by Celera and are not listed in Celera’s product portfolio described above. Some of these products are covered by the profit-sharing arrangement in our Abbott alliance, which means that Celera shares equally in the development costs of and profits or losses resulting from the marketing and sales of these products. These products include several different types of reagents used for the detection of viruses that cause infectious diseases. In addition, Abbott is marketing some other alliance products manufactured by other companies, but these products generate a royalty for Celera instead of being within the profit-sharing arrangement. These royalty-bearing alliance products include HLA typing products, which detect specific DNA sequences in several HLA genes that are known to be involved in transplantation rejection, and thus provide useful information about the likelihood of transplant rejection by a recipient. The HLA-typing products include CE-marked diagnostic test kits sold in the EU and ASRs sold in the U.S. Information about the regulation of these products is set forth below under the heading “Governmental Regulation of Products.”

Other Celera Products and Services

In addition to the products described above, Celera performs contract manufacturing and technology development services for appropriately licensed clinical laboratories. These services are for the development and manufacture of reagents for use by the clinical laboratories in the performance of clinical testing services. Some of these contract manufacturing and technology development services fall outside of Celera’s alliance with Abbott Laboratories.

Licensing Programs and Other Intellectual Property Licenses

LabCorp. During our 2006 fiscal year Celera had granted a non-exclusive license to Laboratory Corporation of America Holdings, or LabCorp, a provider of clinical diagnostic testing services, for use of Celera’s intellectual property relating to gene expression patterns associated with responsiveness to hormonal therapy in women with breast cancer. In April 2007, Celera and LabCorp announced a new license agreement that replaces the prior license. Under the new agreement, LabCorp has access to Celera’s breast cancer metastasis and estrogen/progesterone receptor discoveries, and is allowed to select from among those discoveries to develop and commercialize two molecular oncology tests for use in its laboratory testing services. LabCorp plans to offer one test to help predict the risk of metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body, in early stage breast cancer patients. Also, LabCorp plans to offer a second test to assess responsiveness to hormonal therapy in women with breast cancer, which would be used by physicians in selecting breast cancer patients for hormonal therapy. Under the new agreement, LabCorp has exclusive rights to Celera’s discoveries to develop these tests for limited time periods specified in the agreement. LabCorp paid a license fee to Celera during our 2007 fiscal year, and is obligated to pay royalties based on sales, if any, from the commercial use of the tests in the U.S. and Canada.

Specialty Labs (Quest). Celera has granted a non-exclusive license to Specialty Laboratories, or Specialty Labs, a provider of clinical diagnostic testing services, for use of Celera’s intellectual property relating to genetic risk markers for liver cirrhosis. The license agreement allows Specialty Labs to select from among Celera’s genomics findings to develop and commercialize a genetic test that predicts risk of progression to liver cirrhosis in individuals infected with hepatitis C virus. Specialty Labs previously paid a license fee and is obligated to pay royalties on sales, if any, from commercial use of the test in the U.S., subject to an agreed quarterly minimum payment obligation. In October 2006, Specialty Labs announced the commercial launch of its hepatitis C virus, or HCV, Liver Fibrosis GenotypR™ test, the first genomic test to predict progression to liver fibrosis and cirrhosis in HCV patients. The test uses seven single nucleotide polymorphisms, or SNPs, to rate the relative risk of progression to liver fibrosis and cirrhosis. Since we entered into this license, Specialty Labs has become part of Quest Diagnostics, Inc. because of AmeriPath, Inc.’s acquisition of Specialty labs in January 2006, and then Quest Diagnostics’ acquisition of AmeriPath in May 2007.

Other Licenses. Celera and Applied Biosystems have granted a patent license to Cepheid relating to real-time thermal cycler instruments for research, diagnostic, and other uses specified in the agreement. Under the terms of the license agreement, Cepheid previously paid a license fee and is obligated to pay ongoing royalties on sales of its products incorporating Applera intellectual property based on the research, diagnostic, or other field of use. Generally, we allocate royalties payable by Cepheid under this license to either Celera or Applied Biosystems based on whether the products generating the royalties are used in the diagnostic or research fields.

Also, we granted Beckman Coulter, Inc. licenses for diagnostic and research instruments under Applera’s patents covering nucleic acid sequencing and for diagnostic instruments under Applera’s patents covering real-time thermal cyclers. The terms of the license agreements require Beckman to pay Celera a fee of $20 million, payable in equal installments over 10 quarters commencing with the first quarter of our 2007 fiscal year. Our grant of these licenses to Beckman is part of settlement of litigation between Applera and Beckman, which we described in Item 3 of our 2006 10-K under the heading “Legal Proceedings–Commercial Litigation.” Also, under the terms of the agreements, Beckman is obligated to pay ongoing royalties on products incorporating Applera intellectual property. Generally, we allocate royalties payable by Beckman under these licenses to either Celera or Applied Biosystems based on whether the products generating the royalties are used in the diagnostic or research fields.

Except for the limited exclusive rights granted to LabCorp described above, none of these arrangements preclude Celera from licensing its intellectual property to other companies, developing its own reagents or test kits, or otherwise commercializing its findings from its genomics research.

Small Molecule Programs

Transferred and Terminated Programs. During our 2006 fiscal year, Celera discontinued its small molecule drug discovery and development programs. As a result of this decision, during our 2006 fiscal year Celera sold rights to several of these programs to other companies and it terminated all other small molecule programs.

Celera sold three small molecule drug programs to Pharmacyclics, Inc. These are programs for the treatment of cancer and other diseases, which include programs that target histone deacetylase, or HDAC, selective HDAC enzymes, Factor VIIa, and B cell tyrosine kinases involved in immune function. The financial terms of the transaction included an upfront cash payment of $2 million and Pharmacyclics’ issuance to us of one million shares of its common stock. If these programs meet developmental milestones specified in the sale agreement and result in drugs that are approved and commercialized in key geographical markets, they will generate future milestone payments to Celera. In addition, Celera will be entitled to percentage royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs. Celera has no direct control over the amount and timing of resources to be devoted to these programs by Pharmacyclics. The programs may never meet the specified milestones or the programs may be terminated by Pharmacyclics, and therefore may never generate milestone payments. Also, even if some milestones are met, there is no assurance that these programs will result in any product sales that would generate royalty payments to Celera.

Celera also sold to Schering AG, since acquired by Bayer AG, its program for the development of cathepsin S inhibitors as a treatment for autoimmune diseases. The financial terms of the transaction included a cash payment of $5 million, which was paid in two installments during our 2007 fiscal year. Under the sale agreement, we were entitled to receive future milestone payments based on development progress and royalty payments from the sale of drugs, if any, resulting from the program. However, in August 2007 we were notified that Bayer was terminating the agreement and we will not receive any more payments under this agreement.

Merck Cathepsin K Program. Celera has an agreement with Merck & Co. Inc. under which Merck has a license to Celera intellectual property for the development of small molecule inhibitors of cathepsin K for the treatment of osteoporosis. Osteoporosis is a major risk factor for bone fractures and associated disability that affects over 10 million Americans, especially post-menopausal women. Under the agreement, we are entitled to receive future milestone payments based on development progress and royalty payments from the sale of drugs, if any, resulting from the program. However, Celera does not control the development activities conducted by Merck. Merck may not successfully develop or commercialize any compounds covered by the agreement, Merck may not obtain needed regulatory approvals, and Celera may not receive any payments under this collaboration agreement.

Research and Development

Ongoing research and development programs include genomics and proteomics research programs and related activities described below. In conducting these activities, Celera is using proprietary genomics and proteomics discovery platforms to develop nucleic acid-based and potentially protein-based diagnostic products and to identify and validate novel drug targets. Research and development expenses for Celera totaled $51.7 million in our 2007 fiscal year, $94.3 million in our 2006 fiscal year, and $141.4 million in our 2005 fiscal year. Applera expensed $254.0 million in our 2007 fiscal year, $271.4 million in our 2006 fiscal year, and $330.6 million in our 2005 fiscal year for Applera research and development activities. Celera’s new products are expected to originate from three sources: internal research and development programs, external collaborative efforts or alliances, and business and technology acquisitions.

Genomics Research. Celera is studying single nucleotide polymorphisms, or SNPs, and gene expression patterns in human biological tissues and blood samples and their association with a number of common, complex diseases. These SNPs and gene expression patterns are often referred to as genetic markers. SNPs are naturally occurring genetic variations in the human genome. Scientists believe that some SNPs can be correlated with, for example, susceptibility to disease, disease prognosis, therapeutic efficacy, and therapeutic toxicity, and therefore may have diagnostic or therapeutic utility. Celera expects that the discoveries resulting from its research will provide genetic information which may lead to earlier and more effective diagnosis and treatment of disease. Celera expects that the primary end-users of its products resulting from these studies will be clinical reference laboratories, hospitals, and medical clinics worldwide that perform diagnostic testing for human healthcare.

Celera is currently conducting genomics research programs in the following areas:

•	Alzheimer’s disease;

•	autoimmune and inflammatory diseases, including rheumatoid arthritis and psoriasis;

•	breast cancer;

•	cardiovascular diseases, including stroke, heart attack, and thrombosis; and

•	liver diseases.

Most of these research programs have involved the analysis of nucleic acid samples from healthy and diseased individuals, while some have involved analysis of nucleic acid samples from only diseased individuals. In performing these studies, Celera is seeking to leverage its genotyping and gene expression capabilities, including some of the remaining proprietary SNP data developed from prior genomics research and validation studies conducted in collaboration with Applied Biosystems that we referred to as the Applera Genomics Initiative.

The goal of most of this genomics research is to identify SNPs that serve as genetic markers for a specific disease. In another aspect of its genomics research, Celera is seeking to identify gene expression patterns associated with specific diseases. For example, in the breast cancer program, Celera is seeking to identify gene expression patterns associated with breast cancer metastasis, which refers to the transmission of cancer cells from their original site to other sites within the body. In addition, Celera is conducting host response studies to identify genetic associations with patient response to treatments. For example, Celera is conducting genomics analysis of heart disease patients to identify genetic markers that may indicate an individual’s likelihood of response to one or more forms of treatment such as aspirin or statin therapy, which refers to a class of cholesterol-reducing pharmaceuticals. Celera plans to conduct similar studies of this type in the future for other treatments and diseases.

During our 2007 fiscal year, Celera continued to advance its genomics research programs, and for many of its key ongoing programs it has completed initial experimentation and is analyzing the results. During the year, Celera reported several key developments in these programs, including the discovery of: genetic variants in two genes that are associated with psoriasis; a genetic variant in a gene that predicts risk for coronary heart disease and response to statin therapy; a genetic variant in a gene that confers an approximate 3-fold increased risk for severe coronary artery disease as compared to individuals that do not carry the genetic variant; a panel of seven SNPs that provide a genetic risk score for liver cirrhosis; and a genetic variant in a gene that predicts risk for developing Alzheimer’s disease.

A key aspect of the genomics research is to seek validation of results through replication by repeating its analysis on multiple populations of human tissue and blood samples after the initial analysis is completed. In several studies, Celera has replicated results for particular markers associated with increased risk for disease that it had previously identified. Celera is evaluating the diagnostic and therapeutic value of the novel markers and potential therapeutic targets found, and is discussing the findings with collaborators, preparing product plans, and making patent filings to seek legal protection for its rights in the new information it has discovered.

Celera has a research collaboration agreement with Merck & Co., Inc. entered into to identify and validate genetic markers useful in Celera’s development of diagnostic products and Merck’s development of therapeutic products for selected cancers. Under this collaboration agreement, the parties have agreed to share data and other intellectual property for use in their separate research and development efforts. This collaboration is initially focused on breast cancer.

Proteomics Research. Celera is studying proteins, a field of research referred to as proteomics, to identify and validate proteins that are associated with disease. These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective therapeutic products. During our 2006 fiscal year, Celera made significant progress in its proteomic studies of pancreatic, lung, colon, breast, kidney, and gastric cancer, and initiated studies of additional cancers including prostate cancer, liver cancer, and melanoma, a type of skin cancer. Additional discovery efforts are underway in recently-initiated studies of diabetes, cancer stem cells, and proteins that affect the blood supply of tumors. Celera’s proteomics research is currently focused on the analysis of cell surface proteins that are expressed in greater amounts on cancer cells compared to normal cells, as well as proteins that are “shed” from cancer cells within the body.

Through proteomics research, scientists may be able to demonstrate that a particular protein can be used as a biological point of intervention for a therapeutic product designed to affect a particular disease or medical condition. A protein that can be used in this manner is referred to as a therapeutic target. Celera is seeking to identify and validate targets for antibody therapeutics. Antibodies are proteins produced by the immune system that bind to potentially harmful substances, such as viruses and bacteria, to disable and eliminate them. Antibody therapeutics are protein-based biological compounds that are designed to similarly bind to and interfere with the activities of a particular target. In addition, proteomics research may demonstrate that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention. A protein that can be used in this manner is referred to as a diagnostic marker. A diagnostic marker may be useful in an in vivo diagnostic test, for testing inside the living body, or in an in vitro diagnostic test, for testing outside the living body. Before a protein is used as a therapeutic target or diagnostic marker, it must undergo extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility.

Celera does not intend to develop therapeutic products beyond identification and validation of potential drug targets resulting from its proteomics research, and plans to rely on existing collaborations with other companies, and seek new collaborations, for the development of therapeutic products based on these drug targets. Currently, Celera has entered into collaborations with Abbott Laboratories, Genentech, Inc., Medarex, Inc. and Seattle Genetics, Inc. for development of therapeutic products targeted to cell-surface proteins associated with various cancers specified in the agreements. Celera is seeking additional collaborations for the development of its other validated cancer targets that are not covered by its existing collaborations.

Generally, under these existing collaborations Celera is obligated to offer validated therapeutic targets to its collaborators for further investigation, and they may then choose to develop therapeutic products, particularly antibodies, against these targets. Accordingly, Celera has offered some of its validated therapeutic targets for further investigation and possible advancement by these collaborators. To date, Abbott has selected a total of six validated targets, and Seattle Genetics has selected one validated target, for further investigation under these agreements, although none of these collaborations has progressed to the development of any therapeutic antibodies.

The rights of Celera and its collaborators to any therapeutic products such as antibodies developed under these collaborations, if any, the obligations of Celera and its collaborators to further develop and commercialize these therapeutic products, and corresponding economic arrangements vary under the different collaboration agreements. However, Celera generally does not control the amount and timing of resources to be devoted by its collaborators to activities under the collaboration agreements. These research and development programs may never result in any therapeutic product candidates or lead to any commercialized therapeutic products, and may not generate any revenue for Celera.

Targeted Medicine Collaboration with General Electric. Celera has a joint research collaboration agreement with General Electric for the purpose of accelerating the discovery and development of new products for personalized, or targeted, medicine. Pursuant this collaboration, the parties are seeking an understanding of, and to differentiate, disease at the molecular level, which is expected to lead to new diagnostics and treatments that are tailored for a specific disease or patient population. In the first project under this collaboration, General Electric is pursuing the development of novel in vivo imaging agents targeted to cell surface proteins that Celera has identified to be associated with cancer. In vivo refers to testing performed in the living body, in contrast with in vitro, which refers to testing performed outside the living body.

NIH Grant for Avian Flu Diagnostic Test. In August 2006, the National Institutes of Health awarded Celera approximately $900,000 to develop and commercialize an in vitro, or outside the living body, diagnostic test for the influenza A/H5 virus. The A/H5 virus, which causes a disease commonly known as the avian flu, is a highly pathogenic, or potentially lethal, infectious organism that has become a substantial worldwide health concern in recent years. Celera plans to develop a test based on protocols used in the test developed by the U.S. Health and Human Services’ Centers for Disease Control and Prevention. If Celera successfully develops the avian flu test, it expects to include the test in its strategic alliance with Abbott Laboratories, described above under the heading “Abbott Strategic Alliance,” and that the test will run on Abbott’s m2000™ system, described above under the heading “Abbott’s Alliance Products.”

Access to Biological Samples for Research. Celera has entered into collaboration, research, and material transfer agreements with many companies and academic institutions to support its genomics and proteomics research, including ongoing studies as well as studies Celera plans to conduct in the future. Through these relationships, Celera has gained access to over 120,000 tissue and blood samples from human subjects.

Governmental Regulation of Products

In the U.S. and in other countries, the development and commercialization of diagnostic products are heavily regulated by governmental agencies. These requirements vary from country to country. Currently, the principal markets for Celera’s diagnostic products are the U.S. and the European Union, and the regulatory requirements in those jurisdictions are described below.

In the U.S., the Food and Drug Administration, or FDA, classifies Celera’s in vitro diagnostic products as “devices” and the FDA’s Center for Devices and Radiological Health regulates these products. Although some of the diagnostic products that Celera expects to market may not require regulatory clearance or approval, its current business strategy is to develop and market a number of products that will be “devices” and require this clearance or approval. For Celera to market its in vitro diagnostic products with clinical claims in the U.S., Celera or its collaborators generally must first obtain clearance from the FDA under a process known as 510(k) premarket notification, or must obtain FDA approval through a more demanding premarket approval, or PMA, process.

To obtain a 510(k) premarketing clearance, which refers to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, Celera or its collaborators generally must file a notice with the FDA with clinical data demonstrating that the device subject to the notification and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. The 510(k) clearance process usually takes from three to twelve months, but can take longer. For example, the FDA may require further information, including additional clinical data, to make a determination regarding “substantial equivalence” to a legally marketed device. Celera has successfully applied for and received 510(k) clearances for its ViroSeq™ HIV-1 Genotyping System, and a description of the clearances it has received is set forth above under the heading “Our Diagnostic Products.” From time to time, we may publicly refer to “special” 510(k) clearances from the FDA. A special 510(k) clearance is an alternative to the traditional 510(k) method of premarket notification. It is the least burdensome mechanism for reporting significant modifications to a previously cleared diagnostic device and can be used when the modifications do not change the intended use of the previously cleared diagnostic device.

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

Some products that we sell in the U.S. through our alliance with Abbott Laboratories are referred to as analyte specific reagents, or ASRs. ASRs are a class of products defined by the FDA’s regulations which may be sold without any regulatory submission. However, ASRs must be manufactured and marketed in compliance with the requirements of the agency’s Quality System Regulation, including Good Manufacturing Practices, and must be sold in compliance with FDA regulations regarding their sale, distribution, and use. These FDA regulations are intended to ensure, among other things, that purchasers are aware that the utility and performance characteristics of ASR products have not been established, and include restrictions on the marketing, distribution, sale, and customer use of ASRs. In September 2006, the FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of ASR products. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations, some of Celera’s current ASR products may not meet the regulatory definition of an ASR. If this were to occur, Celera or its alliance partner Abbott Laboratories might have to stop selling these ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent Celera or its collaborators or licensees from developing any new products that would qualify as ASRs.

In addition, distribution and sale of all diagnostic products in the European Union are subject to regulatory requirements that became effective in December 2003. Under these requirements, Celera’s in vitro diagnostic products exported to the EU must comply with the “In Vitro Diagnostics Directive” and bear the “CE mark.” The Directive describes criteria that must be met and steps that must be taken for in vitro diagnostic products to be qualified for sale in EU countries. The CE mark is a symbol indicating that products conform to the essential requirements of the Directive, and can be commercially distributed throughout the EU. To demonstrate compliance, for some products Celera is required to self-certify that the products to be marketed meet all of the applicable essential requirements, and for other products Celera is required to obtain a CE mark registration from a certification organization, referred to as a “Notified Body,” by providing documented evidence that the products to be marketed meet all of the applicable essential requirements. Once Celera has satisfied the compliance requirements, the CE mark may be affixed on the products concerned. However, to maintain use of the CE mark for some products, Celera will be subject to continuing review by the Notified Body, if applicable. These same requirements are applicable to Abbott Laboratories and other collaborators.

Celera has received CE mark registration from a Notified Body for its ViroSeq HIV-1 Genotyping System, and has met the self-certifying requirements to CE mark its cystic fibrosis product. These clearances are for the marketing of these products for use on one or more particular Applied Biosystems instruments or systems. Celera intends to pursue CE marking for some of its other diagnostic products. However, CE mark registration may not be granted for other diagnostic products and even if registration is obtained for any product Celera may not be able to maintain its compliance with the registration requirements. Celera’s failure to meet these requirements may prevent it from generating revenue from the sale of diagnostic products in the EU.

In the U.S. and in other countries, the development and commercialization of therapeutic products are also heavily regulated by governmental agencies. These requirements vary from country to country. Celera lacks, and does not intend to build, the infrastructure needed for the development of therapeutic products beyond identification and validation of potential therapeutic targets. Therefore, Celera does not expect that it will conduct development activities that would be subject to this governmental regulation. However, the further development of any therapeutic products by collaborators or licensees based on targets identified and validated by Celera would be subject to this regulation.

Raw Materials

Celera’s operations require a variety of raw materials, such as biological, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. Any interruption in the availability of these materials could harm Celera’s operations. In particular, for its research and product development activities, Celera needs access to human tissue and blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. Celera may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other required biological materials. If Celera loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on its use of related clinical or other information or the information generated from tissue or blood samples or other biological materials, its business may be harmed.

Patents and other Intellectual Property

Through its internal research programs and collaborative programs, Celera has developed and anticipates that it will further develop an increasing portfolio of intellectual property. Celera may use this intellectual property in its internal product development programs or may license this intellectual property to collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments. In addition, Celera’s alliance with Abbott Laboratories provides Celera with rights to some intellectual property owned or licensed by Abbott that Celera needs for its business and products.

Celera’s ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera’s diagnostic products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by Applied Biosystems and Celera, and some are covered by patents owned by others and used by Celera under license.

Celera’s ability to obtain patent protection for the inventions it makes is uncertain. Celera may infringe the intellectual property rights of others, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of its patent rights with respect to others. To avoid infringing the intellectual property rights of others, Celera may need to obtain intellectual property licenses from them, but Celera may not be able to obtain these licenses on commercially acceptable terms, or at all. Also, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by Celera for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling HCV genotyping products. Abbott is appealing the decision, but it may not be successful, and the appeal process may take a year or more to conclude. The alliance therefore will not receive any revenues from the sale of the HCV genotyping ASRs or other HCV genotyping products for the foreseeable future because of the permanent injunction. Furthermore, even if Abbott succeeds in its appeal and the injunction is lifted in the future, we cannot predict whether and to what extent there may continue to be a market for these products at a time in the future. More information about the risk factors associated with Celera’s reliance on intellectual property is set forth below it Item 1A of this report under the heading “Risk Factors–Risks Relating to Celera.”

Celera has filed for patent protection in the U.S. and in some foreign countries for inventions relating to its diagnostic, therapeutic, gene, including SNP, protein, and other discoveries. This includes most importantly patent applications for inventions relating to novel methods of detecting and/or treating diseases. Celera expects to continue seeking patent protection for these types of inventions by pursuing patent applications already filed and applying for patent protection for inventions that we make in the future, in all cases subject to an ongoing case-by-case assessment of the potential value of those inventions consistent with Celera’s business and scientific goals.

Celera’s failure to receive patent protection for its diagnostic or therapeutic inventions could diminish the commercial value of these discoveries and could harm Celera’s business. Celera has sought patent protection for discoveries arising from its discontinued operations such as its former information products and services business. Obtaining patent protection for these other types of inventions might be valuable, but Celera does not believe that its commercial success will be materially dependent on its ability to do so.

Backlog

Celera’s total recorded backlog was $0.2 million at June 30, 2007, and $0.4 million at June 30, 2006. Recorded backlog may not result in sales because of cancellation or other factors. It is anticipated that most of the orders included in backlog at June 30, 2007, will be delivered before the close of our 2008 fiscal year.

Competition

The diagnostic industry is competitive and evolving. There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. Celera is aware of competitors who are engaged in research and development projects that address the diseases that Celera is targeting. These companies may:

•	develop new diagnostic products in advance of Celera or its collaborators or licensees;

•	develop products that are more effective diagnostic products, or more cost-effective, than those developed by Celera or its collaborators or licensees;

•	obtain regulatory clearances or approvals of their diagnostic products more rapidly than Celera or its collaborators or licensees; or

•

obtain patent protection or other intellectual property rights that would limit the ability of Celera or its collaborators or licensees to develop and commercialize diagnostic products, or that would limit the ability of customers to use those products.

Celera’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products that are competitive with the diagnostic products offered by Celera or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as Celera’s or its collaborators’ or licensees’ products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by Celera or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than Celera, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by Celera or its collaborators or licensees for use in testing the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by Celera or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings and Quest Diagnostics Inc.

Also, a substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories, including those identified above, and therefore Celera expects to rely on these laboratories for a substantial portion of its diagnostics business sales. Celera’s inability to establish or maintain one or more of these laboratories as a customer could harm its business, financial condition, and operating results.

Environmental Matters

Celera is subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where Celera operates or maintains facilities. Celera does not believe that any liability arising under, or compliance with, environmental laws or regulations will have a material effect on its business, and no material capital expenditures are expected for environmental control.

Celera Diagnostics Restructuring

We previously operated a diagnostics business known as Celera Diagnostics. This business was a 50/50 joint venture between Applied Biosystems and Celera. During our 2006 fiscal year, we announced that our Board of Directors had approved a restructuring of the Celera Diagnostics joint venture. As a result of the restructuring, Applied Biosystems’ interest in Celera Diagnostics was transferred to Celera in exchange for various considerations to Applied Biosystems.

Under the restructuring agreement, among other things, Applied Biosystems group gained the right to sell instrument platforms to end-user diagnostic customers, a field of activity previously reserved for Celera Diagnostics. Applied Biosystems will also be the preferred supplier of some diagnostic instruments to Celera’s strategic alliance with Abbott Laboratories, and the Celera/Abbott alliance will be the preferred diagnostics company marketing some of Applied Biosystems’ instruments.

Also, Celera provides some research and development and regulatory support to Applied Biosystems at cost, including assistance in the development of new polymerase chain reaction, or PCR, reagents and clinical diagnostic instrument systems. Additionally, under the agreement Celera may use its GMP reagent manufacturing capability to manufacture selected products for Applied Biosystems’ customers. GMP refers to the U.S. Food and Drug Administration’s Good Manufacturing Practices regulations.

Additional information regarding the Celera Diagnostics restructuring, including the financial elements, is set forth in Note 15 to our consolidated financial statements on page 79 of our 2007 Annual Report.

Employees

As of the end of our 2007 fiscal year, we had approximately 5,530 employees allocated as follows:

Business/Function	Number

Applied Biosystems	5,000
Celera	290
Corporate Staff	240

The numbers in the table above include part time employees based on their part time commitment, and also include temporary workers on our payroll.

Our corporate staff provides accounting, tax, treasury, legal, information technology, human resources, and other shared internal services for Applied Biosystems and Celera. None of Applied Biosystems’ U.S. employees, and none of Celera’s employees or our corporate staff employees, are subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

Financial Information About Industry Segments

A summary of net revenues from external customers and operating income (loss) attributable to each of our industry segments for our fiscal years ended June 30, 2007, 2006, and 2005 is incorporated herein by reference to Note 16 to our consolidated financial statements on pages 80 through 91 of our 2007 Annual Report. Total assets as of:

•	June 30, 2007, were $2,386.6 million for Applied Biosystems, $768.7 million for Celera, and $3,152.5 million for Applera after the effects of ($2.8) million related to intercompany eliminations;

•	June 30, 2006, were $2,245.8 million for Applied Biosystems, $773.7 million for Celera, and $3,013.0 million for Applera after the effects of ($6.5) million related to intercompany eliminations; and

•	June 30, 2005, were $2,259.1 million for Applied Biosystems, $909.9 million for Celera, and $3,164.2 million for Applera after the effects of ($4.8) million related to intercompany eliminations.

Financial Information About Geographic Areas

A summary of net revenues from external customers and long-lived assets attributed to each of our geographic areas for our 2007, 2006, and 2005 fiscal years is incorporated herein by reference to Note 16 to our consolidated financial statements on pages 80 through 91 of our 2007 Annual Report.

Our consolidated net revenues from external customers in countries other than the U.S. for our 2007, 2006, and 2005 fiscal years were as follows:

•	$1,204.8 million, or 56.5% of our consolidated net revenues, for our 2007 fiscal year;

•	$1,060.7 million, or 54.4% of our consolidated net revenues, for our 2006 fiscal year; and

•	$1,020.4 million, or 55.3% of our consolidated net revenues, for our 2005 fiscal year.

Our manufacturing facilities outside the continental U.S. are located in the United Kingdom, Japan, and Singapore.

Executive Officers of the Registrant

Information concerning our executive officers is incorporated by reference to the description in Item 10 of this report under the heading “Directors, Executive Officers and Corporate Governance–Identification and Business Experience of Executive Officers” on page 82 of this report.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Applied Biosystems and Celera businesses include, but are not limited to, those described below under the headings “Risks Relating to Applied Biosystems” and “Risks Relating to Celera. We note that our businesses could be affected by other factors that we have not disclosed because we think they are immaterial. Also, there may be additional risks and uncertainties that could affect our businesses but which are not currently known to us.

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

Although Applied Biosystems has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to Applied Biosystems’ business or operations, including the bankruptcy of the manufacturer or supplier. Although Applied Biosystems has its own manufacturing facilities, and generally believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it could take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to Applied Biosystems, Applied Biosystems might not be able to satisfy customer demand in a timely manner, and its business could be harmed.

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

Applied Biosystems’ products are based on complex, rapidly developing technologies. These products could be developed without knowledge of previously filed patent applications that mature into patents that cover some aspect of these technologies. In addition, because patent litigation is complex and the outcome inherently uncertain, Applied Biosystems’ belief that its products do not infringe valid and enforceable patents owned by others could be successfully challenged. Applied Biosystems has from time to time been notified that it may be infringing patents and other intellectual property rights of others. Also, in the course of its business, Applied Biosystems may from time to time have access to confidential or proprietary information of others, and they could bring a claim against Applied Biosystems asserting that Applied Biosystems had misappropriated their technologies, which though not patented are protected as trade secrets, and had improperly incorporated those technologies into Applied Biosystems’ products.

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

•

Michigan Diagnostics LLC has filed a complaint against us seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of approximately 60 patents related to chemiluminescent products and methods, and asserting antitrust claims based on our alleged misconduct in our alleged enforcement of those patents.

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

•

In response to claims made by us against Solexa Inc. and a former chief patent counsel to our company, Solexa has filed counterclaims against us alleging that we infringe U.S. Patent Nos. 5,750,341, 5,969,119, 6,306,597 based on our making, using, selling, and offering for sale DNA sequencing products.

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

These cases are described in further detail below in Item 3 of this report under the heading “Legal Proceedings–Commercial Litigation.” The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, Applied Biosystems, or Celera.

Some of the intellectual property that is important to our business is owned by other companies or institutions and licensed to us, and legal actions against them could harm Applied Biosystems’ business.

Even if Applied Biosystems is not a party to these legal actions, an adverse outcome could harm our business because it might prevent these other companies or institutions from continuing to license intellectual property that we may need for our business. Furthermore, an adverse outcome could result in infringement or other legal actions being brought directly against us. For example, on November 8, 2006, a patent interference proceeding was declared by the United States Patent and Trademark Office between Enzo Diagnostics, Inc. and the California Institute of Technology, or Caltech, concerning a patent application owned by Enzo and U.S. Patent No. 5,821,058, owned by Caltech. The ’058 patent is exclusively licensed to us and claims methods for DNA sequencing. The Patent Office has declared the interference in order to resolve competing claims to inventorship of the subject matter of the interference. Although we are not a party to this proceeding, as exclusive licensee we are involved in the prosecution of the interference, in cooperation with Caltech, and we are funding a substantial portion of the cost of the prosecution. If Enzo prevails in the interference, the Patent Office could revoke the claims of the ’058 patent from Caltech and award substantially similar claims to Enzo, which Enzo might then assert against our DNA sequencing products and possibly other products.

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

Approximately 57% of Applied Biosystems’ net revenues for our 2007 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for Applied Biosystems are based on the U.S. dollar. As a result, Applied Biosystems’ reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond Applied Biosystems’ control.

The future growth of Applied Biosystems depends in part on its ability to acquire complementary technologies through acquisitions, investments, or other strategic relationships or alliances, which may absorb significant resources, may be unsuccessful, and could dilute holders of Applera-Applied Biosystems stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, and expenses that could have a material effect on Applied Biosystems’ financial condition and operating results. If these types of transactions are pursued, it may be difficult for Applied Biosystems to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Potential technological advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all. Any acquisitions, investments or other strategic relationships and alliances by Applied Biosystems may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since fiscal 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to Celera’s acquisition of Paracel, Inc. and $14.9 million related to Applied Biosystems’ acquisition of Boston Probes, Inc. Additionally, during our 2007 and 2006 fiscal years, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to Celera’s acquisition of Axys Pharmaceuticals, Inc., and its subsequent decision to partner or sell its small molecule drug discovery and development programs, and the integration of Celera Diagnostics into Celera. In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Applied Biosystems stock without the approval of the holders of Applera-Applied Biosystems stock. Any issuances of this nature could be dilutive to holders of Applera-Applied Biosystems stock.

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

Risks Relating to Celera

Celera’s diagnostics business is substantially dependent on a strategic alliance agreement with Abbott Laboratories.

Celera entered into this agreement with Abbott for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based, or molecular, diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance according to specifically-agreed parameters and a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within Celera’s control. Future strategic alliances, if any, with other companies are likely to be subject to similar terms and conditions.

Celera’s diagnostic product business is dependent on entering into other collaborations, alliances, and similar arrangements with other companies.

Celera’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into these types of arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Although Celera has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with Celera, or may not be interested in doing so on terms that we consider acceptable.

Celera lacks the capability to develop or commercialize therapeutic products.

Although Celera continues to conduct therapeutic target discovery research, it lacks the personnel or other resources necessary to develop any potential therapeutic products for those targets, to conduct clinical trials, or to manufacture, market or sell therapeutic products. As a result, for the foreseeable future Celera expects that it will be able to develop, or participate in the development of, therapeutic products for targets that it discovers and validates only by collaborating with other companies or by licensing validated targets to other companies. Celera may be unsuccessful in discovering and validating therapeutic targets to enable it to form these collaborations or enter into these licenses and, if applicable, receive license, milestone and/or royalty payments from collaborators or licensees. Other companies may not be interested in entering into these relationships with Celera, or may not be interested in doing so on terms that we consider acceptable.

Celera’s diagnostics business, and its commercialization of discovered therapeutic targets, could be harmed if collaborators or licensees fail to perform under their agreements with Celera or if they terminate those agreements.

Each of Celera’s existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by Celera’s collaborators and licensees are generally not within Celera’s control. Celera expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, Celera’s collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner or at all, the development or commercialization of diagnostic or therapeutic products may be delayed or prevented. If Celera assumes responsibilities for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, Celera may be required to devote additional resources to product development and commercialization or Celera may need to cancel some development programs. If a collaboration, license, or other agreement for a therapeutic program is terminated, Celera would not be able to assume responsibility for the continued development of that program because it lacks the resources for therapeutic product development, and the only way it could continue that program would be to find another collaborator or licensee.

Celera’s efforts to discover diagnostic markers and therapeutic targets depend, in part, on the use of novel and unproven discovery methods.

It is therefore possible that Celera’s discovery efforts will not result in any new diagnostic markers or therapeutic targets that could be developed into commercial diagnostic or therapeutic products. Celera and its collaborators are seeking to identify diagnostic markers that can be used to develop new diagnostic products based on information derived from the study of the genetic material of organisms, or genomics. This method carries inherent risks, as only a limited number of diagnostic products based on genomic discoveries have been developed and commercialized to date. Also, Celera is seeking to identify novel targets for the development of new treatments for disease through the use of technology in the field of proteomics, the study of proteins, and using disease association findings arising from its genomics research. To our knowledge, neither of these approaches to target discovery has to date been effectively used to develop a therapeutic product that has been commercialized, and therefore the potential benefit to Celera of its use of proteomics technology and disease association study information to support therapeutic target discovery is unknown.

For some of Celera’s diagnostic research and product development programs and therapeutic target discovery research programs, Celera needs access to human tissue and/or blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply.

Celera may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials.

If Celera loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and Celera’s business could be harmed.

Our diagnostic product candidates may never result in a commercialized product.

Most of Celera’s diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by Celera or its collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations.

If Celera or its collaborators or licensees fail to satisfy regulatory requirements for any diagnostic product candidate, Celera or its collaborators or licensees may be unable to complete the development and commercialization of that product.

Celera is currently developing its internal capability to move potential diagnostic products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either Celera or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of Celera’s or its collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If Celera or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials, and Celera’s collaborators or licensees may not be able to show sufficient safety and effectiveness in their clinical trials to allow them to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful.

The U.S. Food and Drug Administration has issued a draft interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business.

In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The draft guidance document contains an interpretation of the ASR regulations that is a departure from what we believe to be the existing FDA practice and policy regarding products that can be characterized as ASRs. If this draft guidance document becomes the final guidance document, and if the FDA begins enforcing this interpretation of the ASR regulations, Celera’s current ASR products may not meet the regulatory definition of an ASR. If this were to occur, Celera or its alliance partner Abbott Laboratories might have to stop selling these ASR products until the products receive, if possible, the applicable FDA approval or clearance. Furthermore, the enforcement of this new interpretation might prevent Celera or its collaborators or licensees from developing any new products that would qualify as ASRs.

Even if Celera or its collaborators or licensees obtain regulatory clearance or approval for a particular diagnostic product, that product will remain subject to ongoing regulatory requirements, and our inability to meet these requirements could prevent or require us to suspend commercialization of a product.

The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the U.S. Food and Drug Administration’s Quality System Regulation. The occurrence of manufacturing problems for any product, including the inability to comply with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent Celera from generating revenues from the sale of any affected diagnostic product.

Clinical trials of diagnostic product candidates may not be successful.

Potential clinical trials may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of Celera’s or its collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value.

Collaborators or licensees may never successfully develop and commercialize therapeutic product candidates.

The development and commercialization of therapeutic products by collaborators or licensees is highly uncertain and subject to a number of significant risks. Therapeutic product candidates that appear to be promising at early stages of development may later be found to be unsafe, ineffective, or to have limited medical value. These product candidates must undergo expensive and time consuming clinical trials to determine whether they are safe and effective, and then they are subject to a lengthy regulatory review for approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive regulatory approvals, they may never be developed into commercial products due to considerations such as: inability to obtain needed licenses to intellectual property owned by others; market and competitive conditions; and manufacturing difficulties or cost considerations. Accordingly, Celera may not receive any license, milestone, royalty, or other payments or any other benefit from collaboration, license, or similar agreements for the development of therapeutic products based on targets identified and validated by Celera.

Celera lacks sales capability in the clinical diagnostics market.

Celera currently lacks a sales organization for its diagnostic products. Accordingly, its ability to successfully sell these products depends on its ability to develop a sales organization, work with Abbott Laboratories under the existing strategic alliance agreement that is described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions where Celera uses others as distributors for its diagnostic products, its success in marketing these products depends to a great extent on the efforts of the distributors.

Celera has limited manufacturing experience and capability for its diagnostic products and may encounter difficulties expanding the operations of its diagnostic products business.

If diagnostic product sales or clinical trial usage needs increase, Celera may have to increase the capacity of its diagnostic product manufacturing processes and facilities or rely on its collaborators, if any, in this field of business. Celera may encounter difficulties in scaling-up diagnostic product manufacturing processes and may be unsuccessful in overcoming these difficulties. In these circumstances, Celera’s ability to meet diagnostic product demand or clinical trial usage needs may be impaired or delayed.

Celera’s diagnostic product manufacturing facilities are subject, on an ongoing basis, to the U.S. Food and Drug Administration’s Quality System Regulation, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, and the State of California Department of Health Services Food and Drug Branch requirements. Celera may encounter difficulties expanding its diagnostic product manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand or clinical trial usage needs.

Celera’s diagnostic product manufacturing operations are located in a facility in Alameda, California. Celera expects to operate its diagnostic product manufacturing out of this facility for the foreseeable future, and it lacks alternative production plans in place or alternative facilities available should its existing manufacturing facility cease to function. Accordingly, Celera’s diagnostic product business could be harmed by unexpected interruptions in manufacturing caused by events such as labor problems, equipment failures, or other factors, and the resulting inability to meet customer orders or clinical trial usage needs on a timely basis.

Single suppliers or a limited number of suppliers provide key components of Celera’s diagnostic products. If these suppliers fail to supply these components, Celera may be unable to satisfy product demand or clinical trial usage needs.

Several key components of Celera’s products come from, or are manufactured for Celera by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, fluorescent dyes, phosphoramadites, and oligonucleotides. Celera acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply Celera with specified quantities over any set period of time or set aside part of its inventory for Celera’s forecasted requirements. Celera has not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace enzymes and oligonucleotides. Furthermore, to maintain compliance with the U.S. Food and Drug Administration’s Quality System Regulation, Celera must verify that its suppliers of key components are in compliance with all applicable U.S. FDA regulations. Celera believes that compliance with these regulatory requirements would increase the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only supplier of custom-ordered components. If Celera’s diagnostic product sales increase beyond forecasted levels, or if its suppliers are unable or unwilling to supply items on commercially acceptable terms or comply with regulations applicable to manufacturing of Celera’s diagnostic products, it may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand or clinical trial usage needs.

In addition, if any of the components of Celera’s products are no longer available in the marketplace, it may be forced to further develop its products or technology to incorporate alternative components. The incorporation of new components into its diagnostic products may require Celera to seek clearances or approvals from the FDA or foreign regulatory agencies before commercialization.

Celera’s collaborations with outside experts may be subject to restriction and change.

Celera collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to Celera’s research and development efforts. These advisors and collaborators are not employees of Celera and may have other commitments that limit their availability to Celera. Although they generally agree not to do competing work, if a conflict of interest arises between their work for Celera and their work for another company or institution, Celera may lose the services of these experts. In addition, although Celera’s advisors and collaborators sign agreements not to disclose Celera’s confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including Celera’s competitors, through them.

The diagnostics industry is intensely competitive and evolving.

There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to discover candidates for potential new diagnostic products. Celera is aware of competitors who are engaged in research and development projects that address the diseases that Celera is targeting. These companies may:

•	develop new diagnostic products in advance of Celera or its collaborators or licensees;

•	develop products that are more effective diagnostic products, or more cost-effective, than those developed by Celera or its collaborators or licensees;

•	obtain regulatory clearances or approvals of their diagnostic products more rapidly than Celera or its collaborators or licensees; or

•

obtain patent protection or other intellectual property rights that would limit the ability of Celera or its collaborators or licensees to develop and commercialize diagnostic products, or that would limit the ability of customers to use those products.

Celera’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with the diagnostic products offered by Celera or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as Celera’s or its collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by Celera or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than Celera, or use their own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to diagnostic products sold by Celera or its collaborators or licensees for use in the testing of the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by Celera or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. The diagnostic testing services market is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings, Quest Diagnostics Inc., and Specialty Laboratories, Inc.

Also, a substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories, including those identified above, and therefore Celera expects to rely on these laboratories for a substantial portion of its diagnostics business sales. Celera’s inability to establish or maintain one or more of these laboratories as a customer could harm its business, financial condition, and operating results.

Celera’s diagnostic products may not be fully accepted by physicians and laboratories.

The growth and success of Celera’s diagnostics business depends on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. Celera expects that most of its diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by doctors and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by doctors and clinicians for these purposes is relatively new. Doctors and clinicians may not want to use Celera’s products designed for these purposes.

Even if genetic testing is accepted as a method to manage healthcare, Celera’s diagnostic products may not be accepted in the clinical diagnostics market. If genetic testing becomes widely accepted in the clinical diagnostics market, Celera cannot predict the extent to which doctors and clinicians may be willing to use Celera’s diagnostic products in providing patient care. Doctors and clinicians may prefer competing technologies and products that can be used for the same purposes as Celera’s products.

If insurance companies and other third-party payors do not reimburse doctors and patients for Celera’s diagnostic tests, its ability to sell its products to the clinical diagnostics market will be impaired.

Sales of Celera’s diagnostic products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, including Medicare and Medicaid in the U.S., managed care organizations, and private insurance plans. Physicians’ recommendations to use diagnostic tests, as well as decisions by patients to pursue those tests, are likely to be influenced by the availability of reimbursement by insurance companies and other third-party payors. Third-party payors are increasingly attempting to contain healthcare costs by limiting both the extent of coverage and the reimbursement rate for testing and treatment products and services. In particular, products and services that are determined to be investigational in nature or that are not considered “reasonably necessary” for diagnosis or treatment may be denied reimbursement coverage. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of Celera’s diagnostic products. This could limit the ability of Celera to sell its diagnostic products, cause Celera to reduce the prices of its products, or otherwise harm Celera’s operating results.

Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process. Celera must provide scientific and clinical support for the use of each of its diagnostic products to each payor separately with no assurance that they will provide their approval for reimbursement. This process can delay the broad market introduction of new products and could have a negative effect on Celera’s revenues and operating results.

Introduction of new diagnostic and therapeutic products may expose Celera to product liability claims.

New products developed by Celera or its collaborators or licensees could expose Celera to potential product liability risks that are inherent in the testing, manufacturing, marketing, and sale of human diagnostic and therapeutic products. In addition, clinicians, patients, third-party payors, and others may at times seek damages based on testing or analysis errors caused by a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability claims or product recalls, regardless of the ultimate outcome, could require Celera to spend significant time and money in litigation and to pay significant damages. Although Celera expects to seek and maintain product liability insurance to cover claims relating to the testing and use of diagnostic and therapeutic products, it may not be able to obtain the insurance on commercially reasonable terms, if at all, or it may not be able to obtain coverage in an amount that will be adequate to cover losses from any particular claim. Also, although Celera expects that it will be involved in the commercialization of therapeutic products only through other companies who develop and market those products under collaboration, license, or similar agreements, Celera could be indirectly exposed to product liability claims under applicable laws or regulations or due to the terms and conditions of those agreements.

Celera’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to Celera.

Celera’s diagnostic and therapeutic research and development activities, and diagnostic manufacturing activities, involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of Celera’s diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. Celera cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and Celera could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, Celera could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. Celera could be held similarly responsible for the actions of its other collaborators or licensees. In addition, Celera is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If Celera fails to comply with any of these laws, regulations, or permits, or if Celera is held indirectly responsible for conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fine or penalty, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm Celera’s business and financial condition.

Celera’s business depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, and Internet applications and related tools and functions.

Celera’s business requires manipulating and analyzing large amounts of data, and communicating the results of the analysis to its internal research personnel and its collaborators via the Internet. Also, Celera relies on a global enterprise software system to operate and manage its business. Celera’s business therefore depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Celera’s hardware or software malfunctions or access to Celera’s data by Celera’s internal research personnel or collaborators through the Internet is interrupted, Celera’s business could suffer.

Celera’s computer and communications hardware is protected through physical and software safeguards. However, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If Celera fails to maintain and further develop the necessary computer capacity and data to support its and its collaborators’ and licensees’ discovery, research, and development activities, including its associated computational needs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm Celera’s business.

Celera’s competitive position depends on maintaining its intellectual property protection.

Celera’s ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing patent rights, obtaining copyright protection, maintaining its trade secrets, and operating without infringing the intellectual property rights of others. Celera’s ability to obtain patent protection for the inventions it makes, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, and genetic variations. In this regard, the U.S. Patent and Trademark Office has adopted guidelines for use in the review of the utility of inventions, particularly biotechnology inventions. These guidelines increased the amount of evidence required to demonstrate utility to obtain a patent in the biotechnology field, making patent protection more difficult to obtain. Also, future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately 18 months after the initial filing from which priority is claimed. As a result, Celera may not be aware that others have filed patent applications for inventions covered by Celera’s patent applications and may incorrectly believe that Celera inventors were the first to make the invention. Accordingly, Celera’s patent applications may be preempted or Celera may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S.

Celera also relies on trade secret protection for its confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. Celera protects its trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and Celera may not have adequate remedies for a breach. In addition, Celera’s trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether Celera’s reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information and procedures.

Disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of Celera’s or its collaborators’ diagnostic products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if Celera wins, the cost of these proceedings could harm its business, financial condition, and operating results.

Celera may infringe the intellectual property rights of others, may become involved in expensive intellectual property legal proceedings, and may need to obtain licenses to intellectual property from others.

There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights in the biotechnology, pharmaceutical, and diagnostics industries. The intellectual property rights of biotechnology companies, including Celera, are generally uncertain and involve complex factual, scientific, and legal questions. Celera’s success in diagnostic product development and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect Celera’s ability to develop, manufacture, and sell its products.

Celera may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others, referred to as interference proceedings. Also, Celera may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against Celera by others alleging that Celera is infringing their rights. The cost to Celera of any patent litigation or proceedings, even if Celera is successful, could be substantial, and these legal actions may absorb significant management time.

If infringement claims against Celera are resolved unfavorably to Celera, Celera may be enjoined from manufacturing or selling its products or services without a license from a third party, and Celera may not be able to obtain a license on commercially acceptable terms, or at all. Also, Celera could become subject to significant liabilities to others if these claims are resolved unfavorably to Celera. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by Celera for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling HCV genotyping products, including the ASRs. Abbott is appealing the verdict but it may not be successful, and the appeal process may take a year or more to conclude. The alliance therefore will not receive any revenues from the sale of the HCV genotyping ASRs or other HCV genotyping products for the foreseeable future because of the permanent injunction. Furthermore, even if Abbott succeeds in its appeal and the injunction is lifted in the future, we cannot predict whether and to what extent there may continue to be a market for these products at a time in the future.

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for Celera’s diagnostic products.

Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for Celera’s products.

Celera may pursue acquisitions, investments, or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful, and could dilute the holders of Applera-Celera stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material effect on Celera’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management from daily operations;

•	difficulties integrating acquired technologies and personnel into Celera’s business;

•	inability to obtain required financing on favorable terms;

•	entry into new markets in which Celera has little previous experience;

•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of Celera; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for Celera to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by Celera may ultimately harm its business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges. We have incurred these charges in recent years in relation to acquisitions. For example, since fiscal 2002 we have incurred charges for impairment of goodwill, intangibles and other assets and other charges of $30.4 million related to Celera’s acquisition of Paracel, Inc. and $14.9 million related to Applied Biosystems’ acquisition of Boston Probes, Inc. Additionally, during our 2007 and 2006 fiscal years, we incurred charges totaling $28.8 million for severance and benefit costs and asset impairments relating to Celera’s acquisition of Axys Pharmaceuticals, Inc., and its subsequent decision to partner or sell its small molecule drug discovery and development programs, and the integration of Celera Diagnostics into Celera.

In addition, acquisitions and other transactions may involve the issuance of a substantial amount of Applera-Celera stock without the approval of the holders of Applera-Celera stock. Any issuances of this nature could be dilutive to holders of Applera-Celera stock.

Earthquakes could disrupt operations in California.

Celera has headquarters, research and development, manufacturing, and administrative facilities in Alameda, California. Alameda is located near major California earthquake faults. The ultimate impact of earthquakes on Celera, its significant suppliers, and the general infrastructure is unknown, but operating results could be harmed if a major earthquake occurs.

Applera-Celera stock price may be volatile.

The market price of Applera-Celera stock has in the past been and may in the future be volatile due to the risks and uncertainties described in this section of this report, as well as other factors that may have affected or may in the future affect the market price, such as:

•	conditions and publicity regarding the genomics, biotechnology, pharmaceutical, diagnostics, or life sciences industries generally;

•	price and volume fluctuations in the stock market at large which do not relate to Celera’s operating performance; and

•	comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or Celera’s ability to meet market expectations.

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

Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although Celera has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that Celera would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management attention and resources.

Risks Relating to a Capital Structure with Two Separate Classes of Common Stock

Stockholders of Applera Corporation are stockholders of one company and, therefore, financial effects on one group could harm the other.

Applied Biosystems and Celera are not separate legal entities. As a result, holders of either class of our common stock are subject to all of the risks of an investment in Applera Corporation, including Applied Biosystems and Celera, regardless of which class they own. Material risks and uncertainties that may affect the operations, performance, development, and results of the businesses of Applied Biosystems and Celera are described above. The assets attributed to one group could be subject to the liabilities of the other group, even if these liabilities arise from lawsuits, contracts, or indebtedness that we attribute to the other group. If we are unable to satisfy one group’s liabilities out of the assets attributed to it, we may be required to satisfy those liabilities with assets attributed to the other group.

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

•

The market price of one or both of our two classes of common stock may decrease or be discounted because of the complex nature of the terms of the two classes. Investors may discount the value of either class because, for example, our certificate of incorporation allows us to convert one class into the other class. Also, investors may discount the value of either class because they do not understand the terms as specified in our certificate of incorporation.

•

The market price of one or both of our two classes of common stock may decrease or be discounted because holders do not have the same legal interest in our Applied Biosystems and Celera businesses that they would have if the two businesses were separate companies that issued their own common stock . For example, as described in greater detail in the subsequent risk factors, holders of either class of common stock generally do not have separate class voting rights with respect to significant matters affecting either group. In addition, upon our liquidation or dissolution, holders of either class of common stock will not have specific rights to the assets of the group relating to the class of common stock held and will not be entitled to receive proceeds that are proportional to the relative performance of that group.

•

The market price of one or both of our two classes of common stock may decrease or be discounted because of events involving the group relating to the other class of common stock. For example, if one of the groups announces poor financial or operating performance, or other developments that the financial community considers to be negative news, the market price of the class of common stock relating to that group may decrease, and this may also cause the market price of the other class of common stock to decrease. Because both classes of common stock are common stock of Applera Corporation, a decrease in the market price of one class of common stock may, by association, cause a decrease in the market price of the other class of common stock. This reaction may occur even if the triggering event was not material to us as a whole.

Limits exist on the voting power of group common stock.

•	Applera-Celera stock may not have any influence on the outcome of stockholder voting. Applera-Applied Biosystems stock currently has a substantial majority of the voting power of our common stock and had approximately 85% of the voting power as of July 27, 2007. Except in limited circumstances where there is separate class voting, the relative voting power of the two classes of common stock fluctuates based on their relative market values. Therefore, except in cases of separate class voting, either class of common stock that is entitled to more than the number of votes required to approve any stockholder action could control the outcome of the vote even if the matter involves a divergence or conflict of the interests of the holders of Applera-Applied Biosystems stock and Applera-Celera stock. These matters may include mergers and other extraordinary transactions.

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

•

Stockholders of either class of common stock do not have some of the stockholder rights traditionally associated with common stock. Neither Applied Biosystems nor Celera have a separate board of directors to represent solely the interests of either class of common stock as holders of that class. Consequently, there is no board of directors that owes any separate duties to holders of one class of common stock as holders of that class. Our Board of Directors acts in accordance with its good faith business judgment of our best interests, taking into consideration the interests of all common stockholders regardless of class or series, which may be harmful to holders of one class of common stock as holders of that class.

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

As a policy, our Board of Directors periodically monitors the ownership of shares of Applera-Applied Biosystems stock and Applera-Celera stock by our directors and senior officers as well as their option holdings and other benefits so that their interests are not misaligned with the two classes of common stock and with their duty to act in the best interests of us and our stockholders as a whole. However, because the actual stock market value of their interests in Applera-Applied Biosystems stock and Applera-Celera stock could vary significantly with fluctuations in the market price of that stock, it is possible that they could favor one group over the other as a result of their common stock holdings, options and other benefits. The market capitalization of Applied Biosystems is substantially greater than that of Celera, and the market value of Applera-Applied Biosystems stock held by our directors and senior officers is currently significantly higher than the market value of Applera-Celera stock held by them.

Numerous potential conflicts of interest exist between the classes of common stock that may be difficult to resolve by our Board of Directors or that our Board of Directors may resolve in a manner that is harmful to holders of one of the classes.

•

Allocation of corporate opportunities could favor one group over the other. Our Board of Directors may be required to allocate corporate opportunities between Applied Biosystems and Celera. In some cases, our directors could determine that a corporate opportunity, such as a business that we are acquiring or a new business, should be shared by the groups or be allocated to one group over the other. Any decisions could favor one group to the detriment of the other.

•

Applied Biosystems and Celera may compete with and harm each other. The existence of two separate classes of common stock will not prevent Applied Biosystems and Celera from competing with each other. Any competition between Applied Biosystems and Celera could harm the businesses of either or both of the groups. Under a Board of Directors’ policy, the groups will generally not engage in the principal businesses of the other, except for joint transactions with each other. However, our Chief Executive Officer or Board of Directors will permit indirect competition between the groups, such as one group doing business with a competitor of the other group, based on his or its good faith business judgment that the competition is in our best interests and the best interests of all of our stockholders as a whole. In addition, the groups may compete in a business that is not a principal business of the other group.

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

•

Proceeds of mergers or consolidations may be allocated unfavorably. Our Board of Directors will determine how to allocate consideration to be received by holders of our two classes of common stock in connection with a merger or consolidation. The allocation to the holders of each class may differ materially depending on the chosen method of allocation.

•

Holders of either class of common stock may be harmed by a conversion of group common stock. Our Board of Directors could, in its sole discretion and without stockholder approval, determine to convert shares of Applera-Applied Biosystems stock into shares of Applera-Celera stock, or vice versa, at any time, including when either or both classes of common stock may be considered to be overvalued or undervalued. If our Board of Directors chose to issue Applera-Celera stock in exchange for Applera-Applied Biosystems stock, or vice versa, the conversion would dilute the interests in us of the holders of the class of common stock being issued in the conversion. If our Board of Directors were to choose to issue Applera-Celera stock in exchange for Applera-Applied Biosystems stock, or vice versa, the conversion could give holders of shares of the class of common stock being converted a greater or lesser premium than any premium that was paid or might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

•

Cash proceeds of newly issued Applera-Celera stock in the future could be allocated to Applied Biosystems. If and to the extent Applied Biosystems holds “Celera Designated Shares” at the time of any future sale of Applera-Celera stock, our Board of Directors could allocate some or all of the proceeds of that sale to Applied Biosystems in consideration of a reduction in the number of these shares. Celera Designated Shares are a type of authorized shares of Applera-Celera stock. Any decision could favor one group over the other group. For example, the decision to allocate the proceeds of that sale to Applied Biosystems could adversely affect Celera’s ability to obtain funds to finance its growth strategies. Applied Biosystems does not hold any Celera Designated Shares as of the date of this report. Celera Designated Shares could be issued in the future if our Board of Directors determines that Celera requires additional capital to finance its business and that Applied Biosystems should supply that capital.

Our Board of Directors may change its management and allocation policies, without stockholder approval, in a manner that is harmful to either group.

Our Board of Directors may modify or rescind our policies with respect to the allocation of corporate overhead, taxes, debt, interest, and other matters, or may adopt additional policies, in its sole discretion without stockholder approval. A decision to modify or rescind these policies, or adopt additional policies, could have different effects on holders of Applera-Applied Biosystems stock and holders of Applera-Celera stock or could result in a benefit or harm to one class of stockholders as compared to the other class. Our Board of Directors will make any decision in accordance with its good faith business judgment that the decision is in our best interests and the best interests of all of our stockholders as a whole.

Either Applied Biosystems or Celera may finance the other group on terms unfavorable to either group.

From time to time, we anticipate that we may transfer cash and other property between groups to finance their business activities. When this occurs, the group providing the financing will be subject to the risks relating to the group receiving the financing. We will account for those transfers in one of the following ways:

•	as a reallocation of pooled debt or preferred stock;

•	as a short-term or long-term loan between groups or as a repayment of a previous borrowing;

•	as an increase or decrease in Celera Designated Shares; or

•	as a sale of assets between groups.

Our Board of Directors has not adopted specific criteria for determining when it will account for the transfer of cash or other property as a reallocation of pooled debt or preferred stock, a loan or repayment, an increase or decrease in Celera Designated Shares, or a sale of assets. These determinations, including the terms of any transactions accounted for as debt, may be harmful to either the group transferring or receiving the cash or other property. Our Board of Directors expects to make these determinations, either in specific instances or by setting generally applicable policies, after considering the financing requirements and objectives of the receiving group, the investment objectives of the transferring group, and the availability, cost, and time associated with alternative financing sources, prevailing interest rates, and general economic conditions.

We cannot assure stockholders that any terms that we fix for debt will approximate those that could have been obtained by the borrowing group if it were a stand-alone company.

Celera could incur a higher tax liability than if it were a stand-alone taxpayer.

Our tax allocation policy provides that some tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are to be transferred, without reimbursement, to the group that can use the benefits. Any tax benefits that are transferred from Celera to Applied Biosystems will not be carried forward to reduce Celera’s future tax liability. As a result of this policy, Celera generated tax benefits of $2.9 million in our 2007 fiscal year, $64.3 million in our 2006 fiscal year, and $51.1 million in our 2005 fiscal year that were used by Applied Biosystems with no reimbursement to Celera. This and future use by Applied Biosystems, without reimbursement, of tax benefits generated by Celera could result in Celera paying a greater portion of the total corporate tax liability over time than would have been the case if Celera were a stand-alone taxpayer.

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

Decisions by our Board of Directors and officers that affect market values could harm voting and conversion rights.

The relative voting power per share of each class of common stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of Applera-Applied Biosystems stock and Applera-Celera stock. The market value of either or both classes of common stock could decrease or be discounted because of market reaction to decisions by our Board of Directors or management that investors perceive as affecting differently one class of common stock compared to the other. These decisions could involve changes to our management and allocation policies, transfers of assets between groups, allocations of corporate opportunities and financing resources between groups, and changes in dividend policies.

Provisions governing common stock could discourage a change of control and the payment of a premium for stockholders’ shares.

Our stockholder rights plan could delay or prevent other parties from seeking to acquire our company, which would prevent stockholders from profiting from an increase in the market value of their shares as a result of a change in control. Similarly, parties who might be interested in acquiring our company might be reluctant to pursue an acquisition, or may be hindered by financial or other obstacles, because of our complex corporate structure. In addition, provisions of Delaware law and our certificate of incorporation and bylaws may also deter hostile takeover attempts.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Applied Biosystems Group Facilities

Applied Biosystems’ headquarters are located in leased and owned facilities in Foster City, California. Applied Biosystems owns or leases approximately 60 facilities worldwide for manufacturing, distribution, warehousing, research and development, sales and demonstration, service, and administration. The following is a list of Applied Biosystems’ principal and other material operating facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Applied Biosystems, and these facilities are maintained in good working order.

Location (Approximate Floor Area in Sq. Ft.)	Owned or Leased (Expiration Date of Leases)

Foster City, CA (320,000) – several buildings	Leased (several leases expiring 2008-2015)
Foster City, CA (280,000) – several buildings	Owned
Pleasanton, CA (149,000) – three buildings	Owned
Austin, TX (117,000) – three buildings	Leased (2010)
Framingham, MA (90,000) – two buildings	Leased (2009)
Warrington, United Kingdom (88,000) – two buildings	Owned
Rotterdam, Netherlands (71,000)	Leased (2010)
Darmstadt, Germany (66,000)	Leased (2011)
Hayward, CA (66,000)	Leased (2009)
Bedford, MA (59,000) – two buildings	Leased (two leases expiring 2010 and 2023)
Singapore (63,000)	Leased (two leases expiring 2008 and 2010)
Rockville, MD (34,000)	Leased (2010)
Tokyo, Japan (31,000)	Leased (2008)
Narita, Japan (24,000)	Owned
Shanghai, China (19,000)	Leased (2010)

Some of the space in the Foster City, California facilities listed in the table above is used for corporate management and for information technology, human resources, and other shared internal services. The Pleasanton, California facilities listed in the table above are located on an 80-acre property owned by Applied Biosystems. The listed facilities include a manufacturing facility constructed by Applied Biosystems, as well as two warehouses that Applied Biosystems acquired with the property and which it intends use to support further construction on the site, if any. Applied Biosystems has also completed construction of the shell of another building at the same site with approximately 164,000 square feet. Applied Biosystems intends to construct improvements needed for occupancy in this other building as additional space is needed for its operations or possibly the operations of our other businesses. Applied Biosystems may construct additional research and development, manufacturing, administrative, or other facilities at this property, up to a maximum of approximately 700,000 additional square feet, as may be required for the future growth of our businesses.

Applied Biosystems also owns or leases several other facilities that have been vacated by Applied Biosystems, which are not reflected in the table above. Applied Biosystems is seeking to sublease several of these leased facilities. Applied Biosystems also owns approximately 15 acres of undeveloped land in Vacaville, California.

Celera Group Facilities

Celera’s business is primarily located in leased facilities in Alameda, California, and a leased facility in Rockville, Maryland. The Alameda facilities are used for research and development, manufacturing, and administrative purposes. The Alameda facilities are used by Celera as the principal location for the operation of the Celera Diagnostics business that was combined with Celera during our 2006 fiscal year. The Rockville facility is used for administrative purposes and to house Celera’s bioinformatics data center and proteomics operations. The following is a list of these facilities, which constitute Celera’s principal and other material operating facilities. Except as otherwise noted below, substantially all of the space in these facilities is used by Celera, and these facilities are maintained in good working order.

Location	Owned or Leased
(Approximate Floor Area in Sq. ft.)	(Expiration Date of Leases)

Alameda, CA (48,000)	Leased (2011)
Alameda, CA (28,000)	Leased (2011)
Rockville, MD (75,000)	Leased (2010)

The leased facility in Rockville, Maryland, includes approximately 34,000 square feet of space, in addition to the space listed in the table above, which is occupied by Applied Biosystems.

Celera also leases, through 2011, an 85,000 square foot facility in Pasadena, California, that was previously used for its discontinued Paracel, Inc. operations. Celera has vacated this facility and has subleased a substantial portion of the vacated space. In addition, Celera owns a 44,000 square foot facility in South San Francisco, California, located on land we lease under a long-term ground lease. This facility was previously used by Celera for its discontinued small molecule drug discovery and development operations. Celera has vacated all of the space in the facility and is seeking to sell it.

Corporate Facilities

Our corporate headquarters is located in a facility in Norwalk, Connecticut, under a lease that expires in 2011. We lease approximately 51,000 square feet at this facility, substantially all of which we use for corporate staff and related support functions. This facility is maintained in good working order.

Item 3.	Legal Proceedings

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. The following is a description of some claims we are currently defending, including some counterclaims brought against us in response to claims filed by us against others. We believe that we have meritorious defenses against the claims currently asserted against us, including those described below, and intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described below under the heading “Commercial Litigation,” could harm Applera, Applied Biosystems, or Celera.

Commercial Litigation

Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit, which was commenced with the filing of several complaints in April and May 2000, is pending in the U.S. District Court for the District of Connecticut, and an amended consolidated complaint was filed on August 21, 2001. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although Celera has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that Celera would not be able to patent this data. The consolidated complaint seeks monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.

We filed a patent infringement action against Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleges that Stratagene infringes U.S. Patent No. 6,814,934 because of its activities involving instruments for real-time PCR detection. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. Stratagene answered the complaint and counterclaimed for declaratory relief that the ’934 patent is invalid and not infringed. Stratagene is seeking dismissal of our complaint, a judgment that the ’934 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper. We are involved in similar litigation with Stratagene in Germany, France, and the Netherlands involving European Patent No. 872562, the European counterpart to the ’934 patent.

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

We are involved in several legal actions with Thermo Electron Corporation and its subsidiary Thermo Finnigan LLC. These legal actions commenced when we, together with MDS, Inc. and our Applied Biosystems/MDS SCIEX Instruments joint venture with MDS, filed a patent infringement action against Thermo Electron in the U.S. District Court for the District of Delaware on September 3, 2004. The complaint alleges infringement by Thermo Electron of U.S. Patent No. 4,963,736, and seeks monetary damages, costs, expenses, and other relief as the court deems proper. Thermo Electron has answered the complaint and counterclaimed for declaratory relief that the ’736 patent is invalid, not infringed, and unenforceable, and is seeking dismissal of our complaint, a judgment that the ’736 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. After the filing of the action against Thermo Electron, on December 8, 2004, Thermo Finnigan filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that we have infringed U.S. Patent No. 5,385,654 as a result of, for example, our Applied Biosystems group’s commercialization of the ABI PRISM® 3700 Genetic Analyzer. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ’654 patent is invalid, not infringed, and unenforceable, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ’654 patent is invalid, not infringed, and unenforceable, costs and expenses, and other relief as the court deems proper. Thermo Finnigan subsequently filed a second patent infringement action against us, MDS, and the Applied Biosystems/MDS SCIEX Instruments joint venture, in the U.S. District Court for the District of Delaware on February 23, 2005. The complaint alleges that we and the other defendants have infringed U.S. Patent No. 6,528,784 as a result of, for example, our commercialization of the API 5000™ LC/MS/MS system. Thermo Finnigan is seeking monetary damages, costs, expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ’784 patent is invalid and not infringed, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ’784 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

We are involved in two legal actions with Michigan Diagnostics LLC. These legal actions commenced when we filed a complaint for patent infringement against Michigan Diagnostics on

March 26, 2007, in the United States District Court for the District of Massachusetts. We amended the complaint on April 5, 2007. The amended complaint alleges infringement by Michigan Diagnostics of U.S. Patent Nos. 6,514,717, 6,322,727 and 6,107,024, which are related to chemiluminescent products and methods, and seeks monetary damages, costs, expenses, injunctive, and other relief as the court deems proper. Michigan Diagnostics has not yet filed an answer to our complaint. Subsequently, on May 14, 2007, Michigan Diagnostics filed a complaint against Applera in the U.S. District Court for the Eastern District of Michigan. The complaint seeks a declaratory judgment of non-infringement, invalidity, and unenforceability of approximately 60 patents related to chemiluminescent products and methods, and includes antitrust claims based on our alleged misconduct in our alleged enforcement of those patents. The patents asserted by Applera in the Massachusetts case are among those included in the complaint filed by Michigan Diagnostics. We have not yet filed an answer to this complaint.

We filed a complaint on May 31, 2007, in the U.S. District Court for the Northern District of California against Illumina, Inc., Solexa Inc., and a former chief patent counsel to our company, seeking an injunction restoring to us patents and patent applications that were filed by the former chief patent counsel but are on their face assigned to Solexa, which was acquired by Illumina in January 2007. The complaint also seeks a declaration of our rights and duties regarding infringement of these patents, in addition to monetary damages, costs, expenses, and other relief as the court deems proper. We previously filed a related complaint, on December 26, 2006, in the Superior Court of the State of California (Santa Clara County), also seeking restoration of these patents and patent applications to us. On August 13, 2007, Solexa filed its answer to the federal complaint and counterclaimed that we make, use, sell, and offer for sale DNA sequencing products that infringe the patents, U.S. Patent Nos. 5,750,341, 5,969,119, 6,306,597. Solexa is seeking monetary damages, costs, expenses, and other relief as the court deems proper.

Other Legal Proceedings

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

In May 2007, the California Regional Water Quality Control Board issued an administrative order that requires us to conduct an environmental investigation and remediation, or cleanup, at a property in Mountain View, California. The property was occupied from 1963 through 1984 by an operating division that was discontinued shortly after it vacated the property. The order is based on allegations of environmental contamination at the site caused by the former division in the 1960s and 1970s. The proceedings before the Board formally commenced in November 2006, when the Board issued a tentative order that named us and the current property owner as responsible for the cleanup. After conducting a formal review, the Board issued a final order that similarly named us and the current property owner as the responsible parties. We have commenced the required investigation, we are assessing the remediation requirements, and we are seeking a vendor to complete the required investigation and remediation. We do not yet know how much it will cost to complete the investigation and remediation, but we believe that most of the cost will be covered by insurance. We have formally appealed the order of the Regional Water Board to the California State Water Resources Control Board, the state-level board that has jurisdiction over the Regional Water Board, but our decision to pursue this appeal has been deferred pending the outcome of our ongoing investigation. Also, we may have a right to recover some of our costs from the current property owner under the terms of a settlement agreement relating to the property that we previously entered into.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal U.S. market where shares of our Applera-Applied Biosystems stock and Applera-Celera stock are traded is the New York Stock Exchange.

Applera-Applied Biosystems stock is listed on the New York Stock Exchange under the trading symbol “ABI” and is intended to reflect the relative performance of Applied Biosystems. Applera-Celera stock is listed on the New York Stock Exchange under the trading symbol “CRA” and is intended to reflect the relative performance of Celera.

Holders of Applera-Applied Biosystems stock and Applera-Celera stock are stockholders of Applera. Applied Biosystems and Celera are not separate legal entities, and holders of these stocks are stockholders of a single company, Applera. As a result, holders of these stocks are subject to all of the risks associated with an investment in Applera and all of its businesses, assets, and liabilities, including all of the risks described above in Item 1A of this report heading “Risk Factors–Risks Relating to a Capital Structure With Two Separate Classes of Common Stock.”

The high and low sales prices of Applera-Applied Biosystems stock and Applera-Celera stock for each quarterly period during our 2007 and 2006 fiscal years is incorporated herein by reference to Note 12 to our consolidated financial statements on pages 76 and 77 of our 2007 Annual Report.

Holders and Market Value Calculation

On August 17, 2007, the approximate number of holders of Applera-Applied Biosystems stock was 5,119, and the approximate number of holders of Applera-Celera stock was 5,145. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the market value of shares held by non-affiliates shown on the cover of this report was made on the assumption that there were no affiliates other than executive officers and directors as of the date of calculation.

Dividends

Information about the amount of quarterly dividends paid on Applera-Applied Biosystems stock during our 2007 and 2006 fiscal years is incorporated herein by reference to Note 12 to our consolidated financial statements on pages 76 and 77 of our 2007 Annual Report. We have not paid any dividends on Applera-Celera stock.

Sale of Unregistered Securities

We have not sold any equity securities during our 2007 fiscal year that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

This table provides information about our purchases of shares of Applera-Applied Biosystems stock during the fourth quarter of our 2007 fiscal year.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4) (5)

April 1-30, 2007	–	–	–	18,400,000 shares
May 1-31, 2007	3,319,164	$30.1281	3,319,164	18,400,000 shares
June 1-30, 2007	9,539	$30.6400	–	15,080,836 shares

Total	3,328,703	$30.1295	3,319,164	15,080,836 shares

(1)	Share repurchases reported in this column consist of (a) shares repurchased under the authorization described in footnote (5) below and (b) 9,539 shares tendered by an employee in June 2007 to cover taxes relating to the vesting of restricted stock awards.

(2)	In computing the average price paid per share, we have excluded brokerage commissions paid on purchases made in the open market.

(3)	Share repurchases reported in this column consist of shares repurchased in the open market under the authorization described in footnote (5) below. Market purchases are reported in this column based on trade settlement date.

(4)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the fourth quarter of our 2007 fiscal year.

(5)

On April 26, 2007, we announced that our Board of Directors authorized the repurchase of up to 18,400,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (4) above. The authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. Share numbers reported in this column represent the maximum number of shares that could have been purchased under this authorization at the end of each of the reported months and at the end of the fiscal quarter.

On August 8, 2007, we announced that our Board of Directors increased this authorization to $1.2 billion, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock, or double the authorization prior to the increase. We further announced that we anticipate repurchasing $600 million of the shares as soon as practicable through a tender offer or accelerated share repurchase, with the balance to come from open market purchases or privately negotiated transactions over the 12 to 18 months following the announcement, subject to market conditions.

This table provides information about our purchases of shares of Applera-Celera stock during the fourth quarter of our 2007 fiscal year.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2007	–	–	–	–
May 1-31, 2007	–	–	–	–
June 1-30, 2007	4,088	$12.4550	–	–

Total	4,088	$12.4550	–	–

(1)	Share repurchases reported in this column consist of 4,088 shares tendered by an employee in June 2007 to cover taxes relating to the vesting of restricted stock awards.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the fourth quarter of our 2007 fiscal year.

Item 6.	Selected Financial Data

We incorporate herein by reference pages 10 and 11 of our 2007 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We incorporate herein by reference pages 12 through 41 of our 2007 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We incorporate herein by reference pages 38 and 39 of our 2007 Annual Report.

Item 8.	Financial Statements and Supplementary Data

The following financial statements and the supplementary financial information included in our 2007 Annual Report are incorporated herein by reference: the Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated August 24, 2007, on pages 42 through 93 of our 2007 Annual Report, including Note 12 on pages 76 and 77, which contains unaudited quarterly financial information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2007 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Management’s Report on Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of our 2007 fiscal year, the period covered by this report. The report of our management on internal control over financial reporting, based on this evaluation, appears on page 92 of our 2007 Annual Report. The management report is incorporated into this report by reference.

Attestation Report of our Independent Registered Public Accounting Firm. The report of our independent registered public accounting firm on our management’s assessment of the effectiveness of our internal control over financial reporting appears on page 93 of our 2007 Annual Report. The attestation report is incorporated into this report by reference.

Changes in Internal Control Over Financial Reporting. Based on our management’s review of internal control over financial reporting as described above, we have not identified any changes made to our internal control over financial reporting during the fourth fiscal quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification and Business Experience of Directors

With respect to the identification and business experience of our directors and persons nominated to become directors, we incorporate herein by reference the information contained in our 2007 Proxy Statement under the heading “Proposal 1–Election of Directors.”

Identification and Business Experience of Executive Officers

The following is a list of our executive officers, identifying as of August 24, 2007, their: ages; corporate offices presently held and year first elected to those offices; and other positions currently held.

Name	Age	Present Corporate Offices (Year First Elected)	Other Positions Currently Held
Ugo D. DeBlasi	45	Vice President and Controller (2003)	Not applicable
Joel R. Jung	49	Assistant Controller (2006)	Vice President, Finance, Celera Group
Barbara J. Kerr	61	Vice President, Human Resources (2000)	Not applicable
Sandeep Nayyar	47	Assistant Controller (2002)	Vice President, Finance, Applied Biosystems Group
Kathy P. Ordoñez	56	Senior Vice President and President, Celera Group (2002)	Not applicable
William B. Sawch	52	Senior Vice President (1997) and General Counsel (1993)	Not applicable
Mark P. Stevenson	44	Vice President (2004)	Executive Vice President, Applied Biosystems
Tony L. White	61	Chairman, President, and Chief Executive Officer (1995)	Not applicable
Dennis L. Winger	59	Senior Vice President and Chief Financial Officer (1997)	Not applicable

Each of the executive officers identified above was most recently elected to the corporate offices identified above by our Board of Directors in August 2007. The term of each officer will continue until their successors have been duly elected or, if earlier, their death, resignation, or removal. The Management Resources Committee of our Board of Directors first designated Mr. Stevenson as one of our “executive officers” in January 2007, although Mr. Stevenson has been a Vice President of Applera Corporation since August 2004. Each of the executive officers has been employed by us or a subsidiary in one or more executive or managerial capacities for at least the past five years, with the exception of Mr. Jung.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. We have named that committee our “Audit/Finance Committee.” The members of that committee as of the date of this report are Richard H. Ayers, Robert H. Hayes (co-chair), Theodore E. Martin, and James R. Tobin (co-chair). Our Board of Directors has determined that our Audit/Finance Committee has three “audit committee financial experts” as that term has been defined by the Securities and Exchange Commission in Item 407(d)(5) of its Regulation S-K, constituting all members of the Committee except Robert H. Hayes. The designation of members of our Audit/Finance Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than are generally imposed on them as members of our Audit/Finance Committee and Board of Directors, and does not affect the duties, obligations, or liabilities of any other member of our Audit/Finance Committee or Board of Directors. Additional information about our Audit/Finance Committee is incorporated by reference to the information contained in our 2007 Proxy Statement under the heading “Board of Directors and Committees–Board Committees–Audit/Finance Committee.”

Recommendation of Nominees to our Board of Directors

Information concerning our procedures by which security holders may recommend nominees to our Board of Directors is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Board of Directors and Committees–Board Committees–Nominating/Corporate Governance Committee.” We have not made any material changes to these procedures since they were last disclosed in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Ownership of Company Stock–Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Our Code of Business Conduct and Ethics is posted on our Applera, Applied Biosystems, and Celera Internet websites. Also, we intend to post any amendments to or waivers from the code that are applicable to our officers or directors on these Internet websites as required to satisfy SEC and New York Stock Exchange disclosure requirements applicable to amendments and waivers. This information can be accessed on our websites free of charge as described in Part I, Item 1 of this report on pages 2 and 3 under the heading “Business–Company Overview–Available Information.” In addition, you can obtain this information free of charge by calling our corporate Secretary at 203-840-2000 or by making a request in writing mailed to: Applera Corporation, Attention: Secretary, Applera Corporation, 301 Merritt 7, Norwalk, CT 06851-1070.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Executive Compensation.” We also incorporate by reference the information contained in our 2007 Proxy Statement under the heading “Corporate Governance–Compensation Committee Interlocks and Insider Participation,” and the report of the Management Resources Committee of our Board of Directors contained in our 2007 Proxy Statement under the heading “Executive Compensation–Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans as of the end of our 2007 fiscal year is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Proposal 3–Approval of an Extension of the Term of the Applera Corporation 1999 Employee Stock Purchase Plan.”

Security Ownership of Certain Beneficial Owners

Information concerning the security ownership of certain beneficial owners is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Ownership of Company Stock–Greater than 5% Beneficial Owners.”

Security Ownership of Management

Information concerning the security ownership of management is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Ownership of Company Stock–Directors and Executive Officers.”

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Applera.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions and director independence is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the headings “Corporate Governance–Related Party Transactions” and “Corporate Governance–Director Independence.”

Item 14.	Principal Accountant Fees and Services

Information concerning fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, during our 2007 and 2006 fiscal years, and information concerning the pre-approval policies and procedures of the Audit/Finance Committee of our Board of Directors, is incorporated herein by reference to the information contained in our 2007 Proxy Statement under the heading “Proposal 2–Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 24, 2007, appearing in our 2007 Annual Report, are incorporated by reference in this report. With the exception of the aforementioned information and that which is specifically incorporated in Parts I and II of this report, our 2007 Annual Report is not to be deemed filed as part of this report.

Financial Statement Schedule

The following additional financial data should be read in conjunction with the consolidated financial statements in our 2007 Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

10-K Page No.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	97

Schedule II – Valuation and Qualifying Accounts and Reserves	98

Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger dated March 10, 1999, among The Perkin-Elmer Corporation, a New York corporation, The Perkin-Elmer Corporation, a Delaware corporation, and PE Merger Corp., a New York corporation (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (No. 333-67797)).

2.2	Agreement and Plan of Merger dated as of December 24, 2005, by and among Ambion, Inc., Applera Corporation, Ambion Acquisition Corp., and Matthew M. Winkler, in his capacity as Representative (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 001-04389)).

3.1.1	Restated Certificate of Incorporation of Applera Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 30, 2006, and filed December 1, 2006 (Commission file number 001-04389)).

3.1.2	Certificate of Designations of Series A Participating Junior Preferred Stock and Series B Participating Junior Preferred Stock (incorporated by reference to Exhibit A to Exhibit 4.1 to our Registration Statement on Form S-4 (No. 333-67797)).

3.2	By-laws of Applera Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (No. 333-67797)).

4.1	Stockholder Protection Rights Agreement dated as of April 28, 1999, between Applera and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (No. 333-67797)).

4.2	Amendment to Rights Agreement dated as of April 17, 2002, among BankBoston, N.A., EquiServe Trust Company, N.A., and Applera (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 001-04389)).

4.3	Credit Agreement dated as of May 25, 2007, among Applera, the initial lenders named therein, Citigroup Global Markets Inc., as sole arranger, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A. and ABN AMRO Bank N.V., as co-documentation agents, and Citibank,

N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 25, 2007, and filed May 31, 2007 (Commission file number 001-04389)).

10.1.1	The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 (No. 333-38713)).*

10.1.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to The Perkin-Elmer Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.2.1	The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement for our 1998 Annual Meeting of Stockholders (Commission file number 001-04389)).*

10.2.2	Form of Director Stock Option Agreement pursuant to The Perkin-Elmer Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.3	Applera Corporation 1999 Employee Stock Purchase Plan, as amended October 21, 2004 (incorporated by reference to Annex A to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 001-04389)).*

10.4.1	Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 001-04389)).*

10.4.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.4.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.4.4	Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.7.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.4.5	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.4.6	Forms of Performance Stock Option Agreements for executive officers pursuant to the Applera Corporation/Applied Biosystems Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.5.1	Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex B to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 001-04389)).*

10.5.2	Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006 (incorporated by reference to Annex A to Schedule 14A,

filed September 11, 2006, containing our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (Commission file number 001-04389)).*

10.5.3	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.5.4	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.8.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.5.5	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (Commission file number 001-04389)).*

10.5.6	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.8.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.5.7	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2006 through 2009 fiscal years (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 001-04389)).*

10.5.8	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years (incorporated by reference to Exhibit 10.8.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (Commission file number 001-04389)).*

10.5.9	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission file number 001-04389)).*

10.5.10	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 001-04389)).*

10.5.11	Form of Director Stock Award Agreement pursuant to the Applera Corporation/Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 001-04389)).*

10.6.1	Applera Corporation/Celera Group 1999 Stock Incentive Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 001-04389)).*

10.6.2	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.6.3	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.6.4	Forms of Stock Option Agreements for executive officers pursuant to the Applera Corporation/Celera Group 1999 Stock Incentive Plan, relating to non-qualified options issued in conjunction with awards under the Applera Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.6.5	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.6.6	Form of Scientific Advisory Board Stock Option Agreement pursuant to the Applera Corporation/Celera Group 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9.7 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.7.1	Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan, effective October 21, 2004 (incorporated by reference to Annex C to Schedule 14A, filed September 17, 2004, containing our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (Commission file number 001-04389)).*

10.7.2	Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006 (incorporated by reference to Annex B to Schedule 14A, filed September 11, 2006, containing our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (Commission file number 001-04389)).*

10.7.3	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.7.4	Form of Incentive Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.7.5	Form of Non-Qualified Stock Option Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan, as amended on October 19, 2006 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (Commission file number 001-04389)).*

10.7.6	Form of Restricted Stock Bonus Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.7.7	Form of Restricted Stock Unit Award Agreement for awards to executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years (incorporated by reference to Exhibit 10.10.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (Commission file number 001-04389)).*

10.7.8	Form of Performance Share Award Agreement for executive officers pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan relating to performance during the 2007 through 2009 fiscal years (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission file number 001-04389)).*

10.7.9	Form of Director Stock Option Agreement pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 001-04389)).*

10.7.10	Form of Director Stock Award Agreement pursuant to the Applera Corporation/Celera Group Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 21, 2004, and filed October 27, 2004 (Commission file number 001-04389)).*

10.8	The Perkin-Elmer Corporation Supplemental Retirement Plan effective as of August 1, 1979, as amended through October 1, 1996 (incorporated by reference to Exhibit 10(22) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 001-04389)).*

10.9.1	Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 001-04389)).*

10.9.2	Applera Corporation Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission file number 001-04389)).*

10.10	The Excess Benefit Plan of Applera Corporation, as amended and restated effective July 1, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file number 001-04389)).*

10.11	1993 Director Stock Purchase and Deferred Compensation Plan, as amended through March 17, 2000 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (Commission file number 001-04389)).*

10.12.1	Applera Corporation Performance Unit Bonus Plan, as amended through August 21, 2003 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 001-04389)).*

10.12.2	Forms of Performance Unit Agreements for executive officers pursuant to the Applera Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.13	The Estate Enhancement Plan of The Perkin-Elmer Corporation (incorporated by reference to Exhibit 10(22) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Commission file number 001-04389)).*

10.14.1	Applera Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (Commission file number 001-04389)).*

10.14.2	Amendment, dated as of November 17, 2005, to the Applera Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 001-04389)).*

10.15	Axys Pharmaceuticals, Inc. 1989 Stock Plan, as amended through May 21, 1997 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K of Axys Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996 (Commission file number 0-22788)).*

10.16	Axys Pharmaceuticals, Inc. 1997 Equity Incentive Plan, as amended through May 14, 2001 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-8 (No. 333-73980)).*

10.17	Axys Pharmaceuticals, Inc. 1997 Non-Officer Equity Incentive Plan, as amended through October 16, 1998 (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-8 (No. 33-73980)).*

10.18	Form of notice to directors, officers, and other employees regarding January 20, 2005, acceleration of stock option vesting, including notice to directors and executive officers regarding restrictions imposed on their accelerated options (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission file number 001-04389)).*

10.19	Form of notice to executive officers and other employees regarding June 2, 2005, acceleration of performance unit bonus plan stock option vesting, including notice regarding restrictions imposed on their accelerated options (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.20.1	Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10(21) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission file number 001-04389)).*

10.20.2	Amendment dated August 17, 2001, to the Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10.l4 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission file number 001-04389)).*

10.20.3	Amendment dated August 28, 2006, to the Employment Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission file number 001-04389)).*

10.21	Change of Control Agreement dated as of September 12, 1995, between Applera and Tony L. White (incorporated by reference to Exhibit 10(16) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission file number 001-04389)).*

10.22	Employment Agreement dated as of November 16, 1995, between Applera and William B. Sawch (incorporated by reference to Exhibit 10(16) to our Annual Report on Form 10-K for fiscal year ended June 30, 1998 (Commission file number 001-04389)).*

10.23	Deferred Compensation Contract dated as of July 15, 1993, between Applera and William B. Sawch (incorporated by reference to Exhibit 10(19) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 001-04389)).*

10.24.1	Letter dated June 24, 1997, from Applera to Dennis L. Winger (incorporated by reference to Exhibit 10(18) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 001-04389)).*

10.24.2	Employment Agreement dated as of September 25, 1997, between Applera and Dennis L. Winger (incorporated by reference to Exhibit 10(17) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission file number 001-04389)).*

10.24.3	Letter dated August 21, 2003, from Applera to Dennis L. Winger regarding the letter dated June 24, 1997, from Applera to Dennis L. Winger (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission file number 001-04389)).*

10.24.4	Letter dated August 28, 2006, from Applera to Dennis L. Winger, supplementing employment letters from Applera to Dennis L. Winger dated June 24, 1997, and August 21, 2003 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission file number 001-04389)).*

10.25	Employment Agreement dated as of December 1, 2000, between Applera and Kathy P. Ordoñez (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 001-04389)).*

10.26	Employment Agreement dated as of September 5, 2000, between Applera and Barbara J. Kerr (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.27	Employment Agreement dated as of December 2, 1996, between Applera and Ugo D. DeBlasi (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission file number 001-04389)).*

10.28	Employment offer letter to Joel R. Jung dated January 13, 2006 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (Commission file number 001-04389)).*

10.29	Executive Perquisites Policy provisions applicable to members of the Applera Management Executive Committee, including “named executive officers” as such term is defined by SEC rules.*

10.30.1	Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 001-04389)).

10.30.2	Amendment, dated as of June 22, 2004, to Celera Diagnostics Joint Venture Agreement dated as of April 1, 2001, among Applera, its Applied Biosystems Group, its Celera Group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file no. 001-04389)).

10.30.3	Celera Diagnostics Reorganization Agreement dated as of April 22, 2006, and effective as of January 1, 2006, among Applera, its Applied Biosystems group, its Celera group, Foster City Holdings, LLC, and Rockville Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (Commission file no. 001-04389)).

10.31.1	Celera/Applied Biosystems Marketing and Distribution Agreement dated as of February 27, 2003, and effective as of April 1, 2002, among Applera, its Applied Biosystems group, and its Celera group (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (Commission file no. 001-04389)).

10.31.2	Amended and Restated Celera/Applied Biosystems Marketing and Distribution Agreement dated as of June 22, 2004 among Applera, its Applied Biosystems group, and its Celera group (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission file no. 001-04389)).

10.31.3	Amendment, dated as of February 4, 2005, to Celera/Applied Biosystems Marketing and Distribution Agreement among Applera, its Applied Biosystems group, and its Celera group (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission file no. 001-04389)).

10.32	Restated Strategic Alliance Agreement, effective as of January 9, 2006, among Applera, Celera Diagnostics, LLC, and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (Commission file no. 001-04389)).**

11	Computation of Net Income (Loss) per Share for the three years ended June 30, 2007 (incorporated by reference to Note 1 to Consolidated Financial Statements of Annual Report to Stockholders for the fiscal year ended June 30, 2007).

13	Annual Report to Stockholders for the fiscal year ended June 30, 2007 (to the extent incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit, as filed in the referenced Quarterly Report, were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLERA CORPORATION

By	/s/ William B. Sawch
William B. Sawch
Senior Vice President and General Counsel

Date: August 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony L. White	August 24, 2007
Tony L. White
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis L. Winger	August 24, 2007
Dennis L. Winger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Ugo D. DeBlasi	August 24, 2007
Ugo D. DeBlasi
Vice President and Controller
(Principal Accounting Officer)

/s/ Richard H. Ayers	August 24, 2007
Richard H. Ayers
Director

/s/ Jean-Luc Bélingard	August 24, 2007
Jean-Luc Bélingard
Director

/s/ Robert H. Hayes	August 24, 2007
Robert H. Hayes
Director

/s/ Arnold J. Levine	August 24, 2007
Arnold J. Levine
Director

/s/ William H. Longfield	August 24, 2007
William H. Longfield
Director

/s/ Theodore E. Martin	August 24, 2007
Theodore E. Martin
Director

/s/ Carolyn W. Slayman	August 24, 2007
Carolyn W. Slayman
Director

/s/ Orin R. Smith	August 24, 2007
Orin R. Smith
Director

/s/ James R. Tobin	August 24, 2007
James R. Tobin
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Applera Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated August 24, 2007 appearing in the 2007 Annual Report to Stockholders of Applera Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut

August 24, 2007

SCHEDULE II

APPLERA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED JUNE 30, 2005, 2006, AND 2007

(Amounts in thousands)

Balance For Doubtful Accounts

Balance at June 30, 2004	$ 8,948

Charged to income in fiscal year 2005	130

Deductions from reserve in fiscal year 2005	(2,053)

Balance at June 30, 2005	7,025

Charged to income in fiscal year 2006	1,857

Deductions from reserve in fiscal year 2006	(1,244)

Balance at June 30, 2006 (1)	7,638

Charged to income in fiscal year 2007	492

Deductions from reserve in fiscal year 2007	(708)

Balance at June 30, 2007 (1)	$ 7,422

(1)	Deducted in the Consolidated Statements of Financial Position from accounts receivable.

EXHIBIT INDEX

Number

10.29	Executive Perquisites Policy provisions applicable to members of the Applera Management Executive Committee, including named executive officers.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2007 (to the extent incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.