Form 10-Q
period 2007-09-30
APPLERA CORP
filed 2007-11-07
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

As of the close of business on November 1, 2007, there were 168,184,055 shares of Applera Corporation-Applied Biosystems Group Common Stock and 79,370,805 shares of Applera Corporation-Celera Group Common Stock outstanding.

APPLERA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,
	2007	2006
Products	$407,492	$391,082
Services	64,373	58,140
Other	44,808	36,187

Total Net Revenues	516,673	485,409

Products	192,579	196,659
Services	28,747	24,598
Other	2,901	2,827

Total Cost of Sales	224,227	224,084

Gross Margin	292,446	261,325

Selling, general and administrative	156,494	142,385
Research and development	60,809	57,902
Amortization of purchased intangible assets	2,612	2,737
Employee-related charges, asset impairments and other		3,500
Asset dispositions and legal settlements	(7,556)	9,087
Acquired research and development		114,251

Operating Income (Loss)	80,087	(68,537)

Gain on investments, net		209
Interest expense	(1,356)	(497)
Interest income	12,169	9,710
Other income (expense), net	787	1,417

Income (Loss) before Income Taxes	91,687	(57,698)

Provision for income taxes	29,997	8,314
Net Income (Loss)	$61,690	$(66,012)

Applied Biosystems Group (see Note 4)
Net Income (Loss) per Share
Basic	$0.33	$(0.32)
Diluted	$0.32	$(0.32)

Dividends Declared per Share	$0.0425	$0.0425

Celera Group (see Note 4)
Net Income (Loss) per Share
Basic and diluted	$0.01	$(0.09)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At September 30, 2007	At June 30, 2007

Assets
Current assets
Cash and cash equivalents	$ 464,437	$323,203
Short-term investments	360,874	732,757
Accounts receivable, net	430,129	452,873
Inventories, net	157,878	140,349
Prepaid expenses and other current assets	173,852	189,405
Total current assets	1,587,170	1,838,587
Property, plant and equipment, net	386,381	390,810
Goodwill and intangible assets, net	303,010	304,812
Other long-term assets	636,062	618,331
Total Assets	$ 2,912,623	$3,152,540

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ 275,000	$-
Accounts payable	153,792	162,665
Accrued salaries and wages	60,151	108,552
Current deferred tax liability	16,149	15,633
Accrued taxes on income	17,057	66,701
Other accrued expenses	281,831	269,623
Total current liabilities	803,980	623,174
Other long-term liabilities	269,343	213,312
Total Liabilities	1,073,323	836,486

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,133	2,133
Applera Corporation–Celera Group	793	790
Capital in excess of par value	2,253,871	2,248,372
Retained earnings	946,133	854,721
Accumulated other comprehensive income	15,080	11,363
Treasury stock, at cost	(1,378,710)	(801,325)
Total Stockholders’ Equity	1,839,300	2,316,054
Total Liabilities and Stockholders’ Equity	$ 2,912,623	$3,152,540

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollar amounts in thousands)

	Three months ended September 30,
	2007	2006
Operating Activities of Continuing Operations
Net income (loss)	$61,690	$(66,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,025	21,079
Employee-related charges and other		3,500
Share-based compensation and pension	7,001	4,503
Deferred income taxes	20,277	(3,670)
Sale of assets and legal settlements, net		(209)
Acquired research and development		114,251
Changes in operating assets and liabilities:
Accounts receivable	37,502	41,510
Inventories	(17,153)	(5,139)
Prepaid expenses and other assets	11,043	(16,281)
Accounts payable and other liabilities	(57,653)	(84,867)
Net Cash Provided by Operating Activities of Continuing Operations	82,732	8,665
Net Cash Provided by Discontinued Operations	12,900
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(9,758)	(14,911)
Proceeds from maturities of available-for-sale investments	30,409	40,870
Proceeds from sales of available-for-sale investments	396,692	115,800
Purchases of available-for-sale investments	(55,259)	(212,585)
Acquisitions and investments	(179)	(121,403)
Proceeds from the sale of assets, net		322
Net Cash Provided (Used) by Investing Activities of Continuing Operations	361,905	(191,907)
Financing Activities
Proceeds from loans payable	275,000
Dividends	(7,745)	(7,647)
Purchases of common stock for treasury	(601,505)
Proceeds from stock issued for stock plans and other	20,672	34,376
Net Cash Provided (Used) by Financing Activities of Continuing Operations	(313,578)	26,729
Effect of Exchange Rate Changes on Cash	(2,725)	5,334
Net Change in Cash and Cash Equivalents	141,234	(151,179)

Cash and Cash Equivalents Beginning of Period	323,203	434,191
Cash and Cash Equivalents End of Period	$464,437	$283,012

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

We consistently applied the accounting policies described in our 2007 Annual Report to Stockholders in preparing these unaudited interim financial statements, except for the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” and FIN 48-1, “Definition of Settlement in FASB Interpretation No 48” as discussed below. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2007 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2007 Annual Report to Stockholders.

Recently Issued Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends or dividend equivalents on nonvested equity shares, nonvested equity share units, and outstanding equity share options charged to retained earnings as an increase in capital in excess of par value. The amount recognized in capital in excess of par value should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The provisions of EITF 06-11 are effective for our 2009 fiscal year beginning July 1, 2008. We are currently evaluating the provisions of EITF 06-11 and the resulting impact of adoption on our financial statements.

Adoption of FIN 48

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” and FIN 48-1, “Definition of Settlement in FASB Interpretation No 48” on July 1, 2007. FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and also requires enhanced disclosures in the financial statements. FIN 48-1 amends FIN 48 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

As a result of our adoption, we recognized a $36.7 million increase in our opening retained earnings relating to our uncertain tax positions. The total amount of unrecognized tax benefits at July 1, 2007 was $67.9 million, of which $33.3 million would affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Although our tax filings are under continual examination by the tax authorities and we regularly assess our tax uncertainties, tax examinations are inherently uncertain. We are unaware of any material tax settlements expected within the next twelve months.

The U.S. statutes of limitation are open for the fiscal tax years 2004 forward. Our major foreign jurisdictions are subject to examination for the tax years 2002 forward. Due to the complex and uncertain examination process, the resolution of such examinations could have a material impact on our results of operations.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

Income/(charge)	Three months ended September 30,
(Dollar amounts in millions)	2007	2006
Other charges	$ -	$ (3.5)
Total employee-related charges, asset impairments and other	$ -	$ (3.5)
Other events impacting comparability:
Asset dispositions and legal settlements	$ 7.6	$ (9.1)
Acquired research and development		(114.3)
Tax items	(1.8)	8.8

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Celera group

Fiscal 2007

During the fourth quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Celera group’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. During the first quarter of fiscal 2008, we made cash payments of $0.4 million related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.1 million are expected to be paid in the second quarter of fiscal 2008.

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott is appealing the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. On March 8, 2007, the Court of Appeals for the Federal Circuit issued an order denying Abbott’s motion for a stay of the permanent injunction during the appeal process, and the alliance therefore will not receive any revenues from the sale of these HCV genotyping products for the foreseeable future. We believe the appeal process may take six months or more to conclude.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Charges prior to fiscal 2007

During fiscal 2006, the Celera group recorded pre-tax charges of $26.4 million related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of $12.8 million of employee-related charges, $9.8 million of asset impairments, $1.2 million of excess lease space, and $2.6 million of other disposal costs. The remaining required cash expenditures of $0.9 million as of September 30, 2007, the majority of which related to the asset impairment of an owned facility, are expected to be disbursed by December 31, 2007.

During the first three months of fiscal 2008, the Celera group made net cash payments of approximately $0.2 million related to an excess facility lease space charge for our discontinued Paracel business that was recorded in fiscal 2005. The remaining net cash expenditures of approximately $2.5 million as of September 30, 2007 related to this charge are expected to be disbursed by fiscal 2011.

Applied Biosystems group

Charges prior to fiscal 2007

During the first three months of fiscal 2008, the Applied Biosystems group made cash payments of approximately $0.4 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $0.2 million as of September 30, 2007 are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Asset dispositions and legal settlements

The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

Fiscal 2008

In the first quarter of fiscal 2008, the Applied Biosystems group recorded a $7.6 million pre-tax gain primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Fiscal 2007

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

Tax items

Fiscal 2008

In the first quarter of fiscal 2008, the Applied Biosystems group recorded tax charges of $1.8 million primarily related to the recalculation of deferred tax assets as a result of a decrease in the statutory tax rate in Germany.

Fiscal 2007

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for German net operating loss carryforwards.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 3 – Acquisitions subsequent to September 30, 2007

In September 2007, we signed a definitive agreement to acquire Berkeley HeartLab, Inc. (“BHL”) for approximately $195 million in cash. The acquisition of BHL was completed on October 12, 2007. BHL, with operations in Burlingame and Alameda, California, is a cardiovascular healthcare company with a broad portfolio of Clinical Laboratory Improvement Amendments (“CLIA”) certified tests and disease management services focused on the secondary prevention market. We believe that the acquisition will provide the Celera group with a commercial infrastructure to bring its new genetic tests to the American cardiovascular market. Additionally, BHL is expected to provide opportunities for the Celera group to commercialize new tests and technologies and to gain economies of scale and improve its margins as a consequence of the vertical integration with BHL’s laboratory service business. The net assets and results of operations of BHL will be allocated to the Celera group.

Also in September 2007, we signed a definitive agreement to acquire substantially all of the assets of Atria Genetics, Inc., a privately held company based in South San Francisco, CA, for approximately $33 million in cash. The acquisition of Atria was completed on October 23, 2007. Atria has a line of human leukocyte antigen (“HLA”) testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. With this acquisition, the Celera group is expected to retain 60 percent of the end-user revenues under its current distribution agreement with Abbott, and also continue to receive a low single digit percentage royalty on the total end-user revenues. The net assets and results of operations of Atria will be allocated to the Celera group.

Note 4 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$ 60.9	$(58.7)	$ 0.7	$(7.1)
Allocated intercompany sale of assets		(0.1)
Allocated interperiod taxes	0.1	(0.1)
Total net income (loss) allocated	61.0	(58.9)	0.7	(7.1)
Less dividends declared on common stock	7.8	7.7
Undistributed earnings (loss)	$ 53.2	$(66.6)	$ 0.7	$(7.1)
Allocation of basic earnings (loss) per share
Basic distributed earnings per share	$ 0.04	NA *	$ -	$-
Basic undistributed earnings (loss) per share	0.29	NA *	0.01	(0.09)
Total basic earnings (loss) per share	$ 0.33	$(0.32)	$0.01	$(0.09)
Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$ 0.04	NA *	$ -	$-
Diluted undistributed earnings (loss) per share	0.28	NA *	0.01	(0.09)
Total diluted earnings (loss) per share	$ 0.32	$(0.32)	$0.01	$(0.09)
Weighted average number of common shares
Basic	183.0	182.1	79.1	77.8
Common stock equivalents	5.4		1.3
Diluted	188.4	182.1	80.4	77.8
*	Due to the net loss incurred for the first three months ended September 30, 2006, undistributed earnings per share have not been presented. Dividends for the three months ended September 30, 2006 were distributed from prior periods earnings.

Options to purchase shares at exercise prices greater than the average market prices of our two classes of common stock were excluded from the computation of diluted earnings per share because the effect was antidilutive. Additionally, for

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

the three months ended September 30, 2006, options to purchase shares of both Applera Corporation-Applied Biosystems Group Common Stock (“Applera-Applied Biosystems Stock”) and Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations at September 30:

(Shares in millions)	2007	2006
Applera-Applied Biosystems stock	6.1	5.1
Applera-Celera stock	2.6	7.1

Note 5 – Comprehensive Gain (Loss)

The components of comprehensive gain (loss) are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive gain (loss) was as follows:

	Three months ended September 30,
(Dollar amounts in millions)	2007	2006
Net income (loss)	$61.7	$(66.0)
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(0.6)	2.1
Net unrealized (gains) losses on investments reclassified into earnings	0.2	(0.2)
Net unrealized gains (losses) on hedge contracts	(9.8)	2.0
Net unrealized gains on hedge contracts reclassified into earnings	(0.5)
Foreign currency translation adjustments	13.8	2.5
Pension and postretirement benefits	0.6
Total other comprehensive gain	3.7	6.4
Total comprehensive gain (loss)	$65.4	$(59.6)

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	September 30, 2007	June 30, 2007
Raw materials and supplies	$ 52.5	$ 49.9
Work-in-process	9.7	6.3
Finished products	95.7	84.1
Total inventories, net	$157.9	$140.3

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 7 – Goodwill and Intangible Assets

The carrying amounts of our intangible assets were as follows:

	September 30, 2007		June 30, 2007
(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Acquired technology	$ 85.9	$60.0	$ 83.7	$57.4
Patents	29.9	25.5	29.9	25.1
Customer relationships	27.1	6.1	27.1	5.2
Other	1.7	0.8	1.7	0.7
Total amortized intangible assets	$144.6	$92.4	$142.4	$88.4

Unamortized intangible assets
Trade name	4.9		4.9
Total	$149.5	$92.4	$147.3	$88.4

Aggregate amortization expense was as follows:

	Three months ended September 30,
(Dollar amounts in millions)	2007	2006
Applied Biosystems group	$3.6	$4.4
Celera group	0.4	0.6
Consolidated	$4.0	$5.0

We record amortization expense in cost of sales, except for amortization of acquisition-related intangible assets which is recorded in the amortization of purchased intangible assets in the condensed consolidated statements of operations. At September 30, 2007, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Group	Consolidated
Remainder of fiscal 2008	$10.5	$0.1	$10.6
2009	13.3	0.2	13.5
2010	10.8	0.2	11.0
2011	6.9	0.1	7.0
2012	5.7		5.7

The carrying amount of goodwill at September 30, 2007 and June 30, 2007, was $245.9 million, of which $243.2 million was allocated to the Applied Biosystems group and $2.7 million was allocated to the Celera group.

Note 8 – Debt and Lines of Credit

We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. Borrowings under this agreement may be made in U.S. dollars and other currencies, and bear interest at a fluctuating rate generally equal to Citibank, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 15 and 32.5 basis points based on our long-term senior unsecured non-credit enhanced debt ratings.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Commitment and facility fees are also based on our long-term senior unsecured non-credit enhanced debt ratings. As of September 30, 2007, there was $175 million outstanding under this agreement, classified as loans payable in the condensed consolidated statement of financial position. There were no borrowings outstanding under this agreement at June 30, 2007.

On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. If we exercise this option, we would then be required to make partial repayments each quarter, commencing after the original maturity date, equal to 3 percent of the original principal amount of the loan. Borrowings under this agreement bear interest at a fluctuating rate generally equal to Bank of America, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 20 and 40 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. There was $100 million outstanding under this agreement, classified as loans payable in the condensed consolidated statement of financial position, at September 30, 2007.

Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00.

The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. In August 2007, we entered into an agreement with Morgan Stanley & Co. Incorporated for the accelerated repurchase of $600 million of the Applied Biosystems group’s common stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $275 million was funded by loans payable and the balance with cash.

The weighted average interest rate on all amounts outstanding under these agreements at September 30, 2007 was 5.80%.

Note 9 – Supplemental Cash Flow Information

Significant non-cash financing activity for the three months ended September 30 was as follows:

(Dollar amounts in millions)	2007	2006
Dividends declared but not paid	$7.8	$7.7
Tax benefit related to employee stock options	3.7	4.8

Note 10 – Guarantees

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At September 30, 2007, the financing companies’ outstanding balance of lease receivables with recourse to us was $5.2 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $61.3 million at September 30, 2007, is not expected to have a material adverse effect on our condensed consolidated statement of financial position.

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

The following table provides an analysis of the warranty reserve for the three months ended September 30:

(Dollar amounts in millions)	2007	2006
Balance beginning of period	$12.1	$10.6
Accruals for warranties	4.2	3.4
Usage of reserve	(5.2)	(3.8)
Other*	0.9	(0.1)
Balance at September 30	$12.0	$10.1
*	Other consists of accrual adjustments to reflect actual experience and currency translation.

Note 11 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three month period ended September 30 were as follows:

	Three months ended September 30,
(Dollar amounts in millions)	2007	2006
Pension
Service cost	$ 0.9	$ 1.0
Interest cost	11.3	10.9
Expected return on plan assets	(12.3)	(11.8)
Amortization of prior service cost	0.3	0.2
Amortization of losses	0.7	1.2
Net periodic expense	$ 0.9	$ 1.5
Postretirement Benefit
Interest cost	$ 0.7	$ 0.9
Amortization of gains		(0.1)
Net periodic expense	$ 0.7	$ 0.8

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

We contributed approximately $0.4 million to our foreign and non-qualified domestic plans during the three months ended September 30, 2007, and expect to contribute an additional $2.0 million during the remainder of fiscal 2008. Based on the level of our contributions to the qualified U.S. pension plan during previous years, combined with the performance of the assets invested in the plan, we do not expect to have to fund our qualified U.S. pension plan in fiscal 2008 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $1.5 million under the postretirement plan during the three months ended September 30, 2007, and we expect to make approximately $4.5 million of additional benefit payments during the remainder of fiscal 2008.

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

We filed a patent infringement action against Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleged that Stratagene, which was acquired by Agilent Technologies, Inc. since our filing of the action, infringed U.S. Patent No. 6,814,934 because of its activities involving instruments for real-time PCR detection. We were seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deemed proper. Stratagene answered the complaint and counterclaimed for declaratory relief that the ’934 patent was invalid and not infringed. Stratagene was seeking dismissal of our complaint, a judgment that the ’934 patent was invalid and not infringed, costs and expenses, and other relief as the court deemed proper. We were involved in similar litigation with Stratagene in Germany, France, and the Netherlands involving European Patent No. 872562, the European counterpart to the ’934 patent. On September 18, 2007, we announced that we had entered into a settlement agreement with Stratagene and Agilent that resolved these claims and counterclaims, including the additional litigation in Germany, France, and the Netherlands. Pursuant to the settlement agreement, we have licensed the patents at issue to Stratagene and Agilent. The District Court formally dismissed the case on September 26, 2007, and the legal proceedings in Germany, France, and the Netherlands have also been formally dismissed.

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six patents. Four of these patents are assigned to Yale University and licensed exclusively to Enzo Biochem, i.e., U.S. Patent No. 4,476,928, entitled “Modified Nucleotides and Polynucleotides and Complexes Formed Therefrom,” U.S. Patent No. 5,449,767, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing Same,” U.S. Patent No. 5,328,824 entitled “Methods of Using Labeled Nucleotides,” and U.S. Patent No. 4,711,955, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing and Using Same.” These four patents have since expired. The other two patents are assigned to Enzo Life Sciences, i.e., U.S. Patent No. 5,082,830 entitled “End Labeled

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Nucleotide Probe” and U.S. Patent No. 4,994,373 entitled “Methods and Structures Employing Compoundly – Labeled Polynucleotide Probes.” The allegedly infringing products include the Applied Biosystems group’s sequencing reagent kits, its TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with its Expression Array System. Enzo Biochem, Enzo Life Sciences, and Yale University are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. In August and September, 2007, the court issued a series of orders favorable to Applera and dismissing all of these claims. Enzo immediately filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit contesting those orders.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

We filed a complaint on May 31, 2007, in the U.S. District Court for the Northern District of California against Illumina, Inc., Solexa Inc., and a former chief patent counsel to our company, seeking an injunction restoring to us patents and patent applications that were filed by the former chief patent counsel but are on their face assigned to Solexa, which was acquired by Illumina in January 2007. The complaint also seeks a declaration of our rights and duties regarding infringement of these patents, in addition to monetary damages, costs, expenses, and other relief as the court deems proper. We previously filed a related complaint, on December 26, 2006, in the Superior Court of the State of California (Santa Clara County), also seeking restoration of these patents and patent applications to us. Pursuant to a joint stipulation of the parties, the California state court action was dismissed on August 7, 2007. On August 13, 2007, Solexa filed its answer to the federal complaint and counterclaimed that we make, use, sell, and offer for sale DNA sequencing products that infringe the patents, U.S. Patent Nos. 5,750,341, 5,969,119, 6,306,597. Solexa is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

Note 13 – Discontinued Operations

During the first quarter of fiscal 2008, we received $12.9 million in cash related to the settlement of German tax audits related to one of our former German affiliates.

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

See Note 16 to our consolidated financial statements included in our 2007 Annual Report to Stockholders for a detailed description of the segments and the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

Applied Biosystems group recorded net revenues from leased instruments and sales of consumables and project materials to the Celera group of $0.7 million for the three months ended September 30, 2007 and $1.1 million for the three months ended September 30, 2006.

Additionally, in accordance with our tax allocation policy, the Applied Biosystems group received, without reimbursement to the Celera group, $3.6 million in the first three months of fiscal 2008 and $8.6 million in the first three months of fiscal 2007 some of the tax benefits generated by the Celera group.

In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$405,047	$ 2,445	$ -	$407,492
Services	64,373			64,373
Other	31,112	13,696		44,808
Net revenues from external customers	500,532	16,141	-	516,673
Intersegment revenues	714		(714)
Total Net Revenues	501,246	16,141	(714)	516,673
Products	189,666	3,091	(178)	192,579
Services	28,801		(54)	28,747
Other	2,839	62		2,901
Cost of Sales	221,306	3,153	(232)	224,227
Gross Margin	279,940	12,988	(482)	292,446
Selling, general and administrative	148,432	8,068	(6)	156,494
Research and development	50,547	10,721	(459)	60,809
Amortization of purchased intangible assets	2,612			2,612
Asset dispositions and legal settlements	(7,556)			(7,556)
Operating Income (Loss)	85,905	(5,801)	(17)	80,087
Interest income, net	3,680	7,133		10,813
Other income (expense), net	1,070	(283)		787
Income before Income Taxes	90,655	1,049	(17)	91,687
Provision for income taxes	29,713	384	(100)	29,997
Net Income	$ 60,942	$ 665	$ 83	$ 61,690

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at September 30, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 277,176	$187,261	$ -	$ 464,437
Short-term investments		360,874		360,874
Accounts receivable, net	414,089	16,494	(454)	430,129
Inventories, net	148,766	9,708	(596)	157,878
Prepaid expenses and other current assets	144,031	31,786	(1,965)	173,852
Total current assets	984,062	606,123	(3,015)	1,587,170
Property, plant and equipment, net	379,970	6,572	(161)	386,381
Goodwill and intangible assets, net	299,755	3,255		303,010
Other long-term assets	467,457	168,270	335	636,062
Total Assets	$2,131,244	$784,220	$(2,841)	$2,912,623

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ 275,000	$ -	$ -	$ 275,000
Accounts payable	153,217	2,598	(2,023)	153,792
Accrued salaries and wages	56,730	3,421		60,151
Current deferred tax liability	16,149			16,149
Accrued taxes on income	16,992	65		17,057
Other accrued expenses	272,038	10,349	(556)	281,831
Total current liabilities	790,126	16,433	(2,579)	803,980
Other long-term liabilities	264,663	4,849	(169)	269,343
Total Liabilities	1,054,789	21,282	(2,748)	1,073,323

Total Stockholders’ Equity	1,076,455	762,938	(93)	1,839,300
Total Liabilities and Stockholders’ Equity	$2,131,244	$784,220	$(2,841)	$2,912,623

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities of Continuing Operations
Net income	$ 60,942	$ 665	$ 83	$ 61,690
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	18,604	1,499	(78)	20,025
Share-based compensation and pension	5,900	1,101		7,001
Deferred income taxes	15,099	5,458	(280)	20,277
Nonreimbursable utilization of intergroup tax benefits	3,603	(3,603)
Changes in operating assets and liabilities:
Accounts receivable	47,502	(10,236)	236	37,502
Inventories	(16,296)	(882)	25	(17,153)
Prepaid expenses and other assets	12,483	(1,382)	(58)	11,043
Accounts payable and other liabilities	(50,703)	(6,953)	3	(57,653)
Net Cash Provided (Used) by Operating Activities of Continuing Operations	97,134	(14,333)	(69)	82,732
Net Cash Provided by Discontinued Operations	12,900			12,900
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(9,514)	(313)	69	(9,758)
Proceeds from maturities of available-for-sale investments		30,409		30,409
Proceeds from sales of available-for-sale investments	213,850	182,842		396,692
Purchases of available-for-sale investments	(12,553)	(42,706)		(55,259)
Acquisitions and investments	(179)			(179)
Net Cash Provided by Investing Activities of Continuing Operations	191,604	170,232	69	361,905
Financing Activities
Proceeds from loans payable	275,000			275,000
Dividends	(7,745)			(7,745)
Purchases of common stock for treasury	(601,505)			(601,505)
Proceeds from stock issued for stock plans and other	19,346	1,326		20,672
Net Cash Provided (Used) by Financing Activities of Continuing Operations	(314,904)	1,326		(313,578)
Effect of Exchange Rate Changes on Cash	(2,725)			(2,725)
Net Change in Cash and Cash Equivalents	(15,991)	157,225		141,234
Cash and Cash Equivalents Beginning of Period	293,167	30,036		323,203
Cash and Cash Equivalents End of Period	$ 277,176	$187,261	$ -	$464,437

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$388,596	$ 2,486	$ -	$391,082
Services	58,140			58,140
Other	28,444	7,743		36,187
Net revenues from external customers	475,180	10,229	-	485,409
Intersegment revenues	1,093		(1,093)
Total Net Revenues	476,273	10,229	(1,093)	485,409
Products	193,376	3,644	(361)	196,659
Services	24,669		(71)	24,598
Other	2,670	157		2,827
Total Cost of Sales	220,715	3,801	(432)	224,084
Gross Margin	255,558	6,428	(661)	261,325
Selling, general and administrative	123,545	5,647	13,193	142,385
Corporate allocated expenses	11,605	1,594	(13,199)
Research and development	45,115	13,221	(434)	57,902
Amortization of purchased intangible assets	2,737			2,737
Employee-related charges, asset impairments and other		3,500		3,500
Asset dispositions and legal settlements	9,087			9,087
Acquired research and development	114,251			114,251
Operating Loss	(50,782)	(17,534)	(221)	(68,537)
Gain on investments, net	209			209
Interest income, net	2,630	6,583		9,213
Other income (expense), net	1,314	103		1,417
Loss before Income Taxes	(46,629)	(10,848)	(221)	(57,698)
Provision (benefit) for income taxes	12,093	(3,797)	18	8,314
Net Loss	$ (58,722)	$ (7,051)	$ (239)	$ (66,012)

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at June 30, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 293,167	$ 30,036	$ -	$ 323,203
Short-term investments	201,297	531,460		732,757
Accounts receivable, net	446,833	6,258	(218)	452,873
Inventories, net	132,094	8,826	(571)	140,349
Prepaid expenses and other current assets	161,040	30,360	(1,995)	189,405
Total current assets	1,234,431	606,940	(2,784)	1,838,587
Property, plant and equipment, net	383,594	7,386	(170)	390,810
Goodwill and intangible assets, net	301,138	3,674		304,812
Other long-term assets	467,441	150,683	207	618,331
Total Assets	$2,386,604	$768,683	$(2,747)	$3,152,540

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 161,440	$ 3,016	$(1,791)	$ 162,665
Accrued salaries and wages	99,694	8,858		108,552
Current deferred tax liability	15,633			15,633
Accrued taxes on income	51,212	15,489		66,701
Other accrued expenses	259,743	10,463	(583)	269,623
Total current liabilities	587,722	37,826	(2,374)	623,174
Other long-term liabilities	208,550	4,959	(197)	213,312
Total Liabilities	796,272	42,785	(2,571)	836,486

Total Stockholders’ Equity	1,590,332	725,898	(176)	2,316,054
Total Liabilities and Stockholders’ Equity	$2,386,604	$768,683	$(2,747)	$3,152,540

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Three Months Ended September 30, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities
Net loss	$ (58,722)	$ (7,051)	$ (239)	$ (66,012)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	19,376	1,781	(78)	21,079
Employee-related charges and other		3,500		3,500
Share-based compensation programs	3,728	775		4,503
Deferred income taxes	(7,409)	4,631	(892)	(3,670)
Sale of assets and legal settlements, net	(209)			(209)
Acquired research and development	114,251			114,251
Nonreimbursable utilization of intergroup tax benefits	8,563	(8,563)
Changes in operating assets and liabilities:
Accounts receivable	38,249	3,167	94	41,510
Inventories	(5,234)	(138)	233	(5,139)
Prepaid expenses and other assets	(11,304)	(1,574)	(3,403)	(16,281)
Accounts payable and other liabilities	(78,319)	(10,793)	4,245	(84,867)
Net Cash Provided (Used) by Operating Activities	22,970	(14,265)	(40)	8,665
Investing Activities
Additions to property, plant and equipment, net	(14,507)	(444)	40	(14,911)
Proceeds from maturities of available-for-sale investments		40,870		40,870
Proceeds from sales of available-for-sale investments	2,422	113,378		115,800
Purchases of available-for-sale investments	(23,878)	(188,707)		(212,585)
Acquisitions and investments	(121,403)			(121,403)
Proceeds from the sale of assets, net	322			322
Net Cash Used by Investing Activities	(157,044)	(34,903)	40	(191,907)
Financing Activities
Dividends	(7,647)			(7,647)
Proceeds from stock issued for stock plans and other	25,148	9,228		34,376
Net Cash Provided by Financing Activities	17,501	9,228		26,729
Effect of Exchange Rate Changes on Cash	5,334			5,334
Net Change in Cash and Cash Equivalents	(111,239)	(39,940)		(151,179)
Cash and Cash Equivalents Beginning of Period	373,921	60,270		434,191
Cash and Cash Equivalents End of Period	$ 262,682	$ 20,330	$ -	$ 283,012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applera Corporation to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2007 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. When used in this management discussion, the terms “Applera,” “Company,” “we,” “us,” or “our” mean Applera Corporation and its subsidiaries.

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

The Celera group is a diagnostics business delivering personalized disease management solutions through a combination of tests and services based on proprietary genetics discovery platforms. The business is developing diagnostic products that predict disease risk, and optimize therapy selection and patient outcomes, based on the discovery and validation of novel markers in complex diseases such as cardiovascular disease, breast cancer, and liver and autoimmune diseases. The Celera group also maintains a strategic alliance with Abbott Laboratories for the development and commercialization of some of its molecular diagnostic products.

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

On August 8, 2007, we announced that our board of directors has retained Morgan Stanley & Co. Incorporated to explore alternatives to our current tracking stock structure, including the possibility of creating independent publicly-traded companies in place of our two business groups, the Applied Biosystems group and the Celera group. While a final decision has not been made related to this complex analysis, efforts to-date indicate a preference toward dissolving the current structure and creating separate publicly traded companies for the Applied Biosystems group and the Celera group. We intend to update shareholders as the analysis is completed and the decision is finalized.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

No assurances can be given that the board will ultimately authorize such a transaction or that, if authorized, such a transaction will be consummated.

More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission.

Our fiscal year ends on June 30. The financial information for both segments is presented in Note 14 to our condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our two segments.

Business Developments:

Listed below are significant business developments since the filing of our Annual Report on Form 10-K for fiscal 2007.

Applied Biosystems Group

•

In October 2007, the Applied Biosystems group announced the formal commercial launch of the SOLiD next-generation DNA sequencing system, following an accelerated development program and positive feedback from early-access customers.

•

In August 2007, we announced that the board of directors increased to $1.2 billion the current authorization to repurchase shares of Applera Corporation-Applied Biosystems Group stock. Pursuant to the authorization, we executed a $600 million accelerated share repurchase transaction with Morgan Stanley and 16 million shares, or approximately 8.7% of the outstanding shares, were delivered to us during the second quarter of fiscal 2008.

Celera Group

•

In October 2007, the Celera group completed the acquisition of substantially all of the assets of Atria Genetics, Inc., for approximately $33 million in cash. Atria markets human leukocyte antigen (“HLA”) testing products that are used to match donors and recipients for bone marrow transplantation.

•

Also in October, the Celera group completed the acquisition of Berkeley HeartLab, Inc. (“BHL”) for approximately $195 million in cash. BHL is a cardiovascular healthcare company with a broad portfolio of Clinical Laboratory Improvement Amendments (“CLIA”) certified tests and disease management services focused on the secondary prevention market.

•

In September 2007, the Celera group announced it entered into agreements with Siemens Medical Solutions Diagnostics which include a license conferring rights in the human in vitro diagnostics field to the Applera patents for real-time PCR thermal cycling instruments and reagents. Under the agreements, Siemens will make up to a $24 million payment over 10 quarters, and potentially additional future royalties, to the Celera group for these rights.

•

Also in September, the Celera group recorded a milestone payment from Merck & Co. Inc. in recognition of Merck’s advancement of odanacatib (formerly MK-0822), an orally available highly selective inhibitor of the cathepsin K enzyme, into a Phase III clinical trial as a potential treatment for osteoporosis. If this candidate or others developed under the cathepsin K collaboration are advanced further toward commercialization, the Celera group will potentially receive additional milestone payments and royalties from Merck on net sales of products developed under the collaboration.

•

In September, the Celera group and its collaborators published a paper in Public Library of Science (Medicine) describing novel variants in the TRAF1/C5 gene region that predict individual susceptibility to, and severity of, rheumatoid arthritis (“RA”). Compared with non-carriers, carriers of the risk variants (about 65-70 percent of the general population) had an approximate 37 percent increased risk for developing RA.

•

In September, the Celera group entered into a research collaboration with Merck & Co., Inc. to develop biomarker and pharmacogenomic tests for cancer patients. Under the terms of the agreement, the Celera group will evaluate the use of certain gene expression profiles identified by Merck with the goal of developing

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

diagnostic predictors for use in Merck’s clinical trials and to potentially form the basis for commercial companion diagnostic tests for oncology therapies.

•	In September, the Celera group received notification from U.S. Food and Drug Administration that its Cystic Fibrosis Genotyping Assay had been cleared for marketing in the U.S.

We also note that in October 2007, the Celera group terminated its three year program for the development of an avian flu virus diagnostic test, which was supported in part by a grant from the National Institutes of Health. The termination was due primarily to a change in research and development focus because of the BHL acquisition. The Celera group has voluntarily relinquished the NIH grant funding for the final two years of the program.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first three months of fiscal 2008. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2007 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

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

	Three months ended
Income/(charge)	September 30,
(Dollar amounts in millions)	2007	2006
Other charges	$ -	$ (3.5)
Total employee-related charges, asset impairments and other	$ -	$ (3.5)
Other events impacting comparability:
Asset dispositions and legal settlements	$ 7.6	$ (9.1)
Acquired research and development		(114.3)
Tax items	(1.8)	8.8

Acquired Research and Development

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $114.3 million charge to write-off the value of acquired in-process research and development (“IPR&D”) in connection with the acquisition of Agencourt Personal Genomics, Inc. (“APG”). As of the acquisition date, in July 2006, the technological feasibility of the acquired IPR&D project had not been established, and it was determined that the project had no future alternative use. The project being developed, which consists of both an instrument and reagents, is intended for very high throughput genetic analysis applications, including DNA sequencing and expression profiling.

At the date of acquisition, the project was in the development stage and approximately 30% complete. The work on the initial phase of this project was completed in September 2007. The following table briefly describes the APG project.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

	At Acquisition Date
(Dollar amounts in millions)	Fair Value	Estimated Costs to Complete	Approximate Percentage Completed

Instruments	$66.6	$10.0	35%

Reagents	47.7	6.0	25%

Total	$114.3	$16.0

In June 2007, we made our first placements of this next generation instrument system to early access customers. The initial instrument and reagents are expected to begin generating revenue in fiscal 2008. As of September 30, 2007, the total project costs were approximately $29 million, an increase of $13 million from the estimate as of the acquisition date. These additional R&D expenditures were for labor and materials required to accelerate the commercial launch of the platform and optimize features to better compete with other already commercialized next generation technologies. This increase in costs was offset by reductions in other planned R&D projects. Based on the performance of the system, the level of interest shown by our potential customers, and the progress in our manufacturing scale up, we accelerated the commercial release of the system to October 2007.

At the time of the acquisition, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. We remain optimistic about the technology; however, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to, among other things, rapidly changing customer needs, the complexity of the technology, growing competitive pressures, and potentially conflicting intellectual property rights of third parties, there can be no assurance that any project will meet commercial success.

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Celera group

Fiscal 2007

During the fourth quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Celera group’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. During the first quarter of fiscal 2008, we made cash payments of $0.4 million related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.1 million are expected to be paid in the second quarter of fiscal 2008. We believe this action will accelerate the Celera group’s move to profitability, in part due to lower operating expenses.

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott is appealing the judgment as both Abbott and the Celera group believe that Innogenetics’ patent is invalid and that the alliance’s HCV genotyping ASRs do not infringe Innogenetics’ patent. On March 8, 2007, the Court of Appeals for the Federal Circuit issued an order denying Abbott’s motion for a stay of the permanent injunction

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

during the appeal process, and the alliance therefore will not receive any revenues from the sale of these HCV genotyping products for the foreseeable future. We believe the appeal process may take six months or more to conclude.

Charges prior to fiscal 2007

During fiscal 2006, the Celera group recorded pre-tax charges of $26.4 million related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of $12.8 million of employee-related charges, $9.8 million of asset impairments, $1.2 million of excess lease space, and $2.6 million of other disposal costs. The remaining required cash expenditures of $0.9 million as of September 30, 2007, the majority of which related to the asset impairment of an owned facility, are expected to be disbursed by December 31, 2007.

During the first three months of fiscal 2008, the Celera group made net cash payments of approximately $0.2 million related to an excess facility lease space charge for our discontinued Paracel business that was recorded in fiscal 2005. The remaining net cash expenditures of approximately $2.5 million as of September 30, 2007 related to this charge are expected to be disbursed by fiscal 2011.

Applied Biosystems group

Charges prior to fiscal 2007

During the first three months of fiscal 2008, the Applied Biosystems group made cash payments of approximately $0.4 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $0.2 million as of September 30, 2007 are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Asset dispositions and legal settlements

The following items have been recorded in the condensed consolidated statements of operations in asset dispositions and legal settlements.

Fiscal 2008

In the first quarter of fiscal 2008, the Applied Biosystems group recorded a $7.6 million pre-tax gain primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Fiscal 2007

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.

Tax items

Fiscal 2008

In the first quarter of fiscal 2008, the Applied Biosystems group recorded tax charges of $1.8 million primarily related to the recalculation of deferred tax assets as a result of a decrease in the statutory tax rate in Germany.

Fiscal 2007

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for German net operating loss carryforwards.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease	)
Net revenues	$516.7	$485.4	6.4%
Cost of sales	224.3	224.1	0.1%
Gross margin	292.4	261.3	11.9%
SG&A expenses	156.5	142.3	10.0%
R&D	60.8	57.9	5.0%
Amortization of purchased intangible assets	2.6	2.7	(3.7%	)
Employee-related charges, asset impairments and other		3.5	(100.0%	)
Asset dispositions and legal settlements	(7.6)	9.1	(183.5%	)
Acquired research and development		114.3	(100.0%	)
Operating income (loss)	80.1	(68.5)	(216.9%	)
Gain on investments, net		0.2	(100.0%	)
Interest income, net	10.8	9.2	17.4%
Other income (expense), net	0.8	1.4	(42.9%	)
Income (loss) before income taxes	91.7	(57.7)	(258.9%	)
Provision for income taxes	30.0	8.3	261.4%
Net income (loss)	$ 61.7	$(66.0)	(193.5%	)
Percentage of net revenues:
Gross margin	56.6%	53.8%
SG&A expenses	30.3%	29.3%
R&D	11.8%	11.9%
Operating income (loss)	15.5%	(14.1% )

Effective income tax rate	32.7%	14.4%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:
	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006
Income (charge) included in income (loss) before income taxes	$7.6	$(126.9)
Charge (benefit) for income taxes	4.0	(12.7)

We reported net income in the first quarter of fiscal 2008 compared to a net loss in the first quarter of fiscal 2007. This change primarily resulted from the previously described events impacting comparability, in particular the acquired research and development charge recorded in fiscal 2007, and higher net revenues, partially offset by higher operating expenses. The net effect of foreign currency on our net income was a benefit of approximately $6 million during the first quarter of fiscal 2008 as compared to the prior year quarter. Read our discussion of segments for information on their financial results.

Net revenues, which include the favorable effects of foreign currency, increased in the first quarter of fiscal 2008 compared with the prior year quarter. The effect of foreign currency increased net revenues by approximately 2% for the first quarter of fiscal 2008 as compared to the prior year quarter.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Net revenues increased for the quarter at the Applied Biosystems group, driven by strength in the Real-Time PCR/Applied Genomics product category, primarily due to higher sales of consumables products, and in the Mass Spectrometry category, primarily due to higher instrument service contract revenues. Lower instrument sales in the DNA Sequencing product category were partially offset by higher consumables sales in that category.

•

Net revenues increased at the Celera group, primarily due to $5.0 million of net revenues related to the achievement of a drug development license milestone by a third party and the resale of a small molecule drug development program and $2.4 million from the licensing of real-time PCR thermal cycling instruments and reagents. Also contributing to the increase in reported revenues were higher royalties from other diagnostic licensees. The increase in reported revenues was partially offset by a lower equalization payment from Abbott compared to the prior year quarter.

In Europe, revenues increased approximately 11% during the first quarter of fiscal 2008 as compared to the prior year quarter, which included the favorable effect of foreign currency of approximately 6%. Excluding the effects of foreign currency, revenues increased by approximately 5% in Europe, primarily as a result of sales of DNA sequencing consumables, TaqMan® Gene Expression Assay products, Q TRAP® systems, and API triple quadrupole, or quad, systems. This growth was partially offset by lower sales of low to medium throughput genetic analyzers and MALDI TOF/TOF systems. Sales in the U.S. increased primarily due to sales of API triple quad systems, TaqMan Gene Expression Assay products, Real-Time PCR consumables, and human identification consumables. This increase was partially offset by lower sales of genetic analyzers and low throughput Real-Time PCR instruments in fiscal 2008 and the inclusion of a U.S. Department of Defense contract for an instrument system recorded in the first quarter of fiscal 2007. Revenues in Asia Pacific, other than Japan, increased by approximately 8% as compared to the prior year quarter, including a favorable impact from foreign currency of approximately 2%. This growth was led by Australia and China. From a product perspective in Asia Pacific, other than Japan, revenue increased due to higher sales of high throughput genetic analyzers, human identification consumables, and Q TRAP systems, partially offset by lower sales of API triple quad systems. Revenues in Japan during the first quarter of fiscal 2008 increased by approximately 2% relative to the prior year quarter. This increase was primarily driven by a favorable impact from foreign currency of approximately 3%, which was partially offset by lower sales of API triple quad systems in the region. The Asia Pacific category includes revenues from India and other countries in West Asia, which had previously been managed by our Europe region. Revenues by geographic area for the first quarter of fiscal 2007 have been reclassified to reflect this change.

The higher gross margin percentage for the first quarter of fiscal 2008 as compared to the prior year quarter was primarily due to: lower costs for enzymes due to a combination of improved vendor pricing and lower manufacturing costs, the favorable effects of foreign currency, and higher royalty and license revenue, all at the Applied Biosystems group, and higher licensing and collaboration revenues at the Celera group, partially offset by inventory-related costs for the 1700 reader for our Gene Expression Arrays, a discontinued product line at the Applied Biosystems group, and the inclusion in the first quarter of fiscal 2007 of a U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006.

SG&A expenses for the first quarter of fiscal 2008 increased compared to the prior year quarter primarily due to: the reversal in the first quarter of fiscal 2007 of a $5 million accrual related to settled litigation; regional investments, including additional headcount, of approximately $5 million in fiscal 2008 to support growth primarily in Europe and China; higher employee-related costs, net of sales commissions, of approximately $3 million; and the unfavorable impact of foreign currency of approximately $3 million, all at the Applied Biosystems group. The first quarter of fiscal 2008 for both the Applied Biosystems group and the Celera group included expenses related to the review of our corporate structure.

R&D expenses increased for the first quarter of fiscal 2008 compared to the prior year quarter primarily as a result of investments in the SOLiD program, the next-generation DNA sequencing system, and higher employee-related costs at the Applied Biosystems group, partially offset by reduced proteomics discovery spending at the Celera group.

Interest income, net increased during the first quarter of fiscal 2008 compared to the same quarter last year primarily due to higher average cash and cash equivalents and short-term investments and higher average interest rates, partially offset by interest expense incurred on our loans payable.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

The year over year change in the effective tax rate was primarily due to the previously described events impacting comparability; in particular, the tax item recorded in the first quarter of fiscal 2007 and the charge recorded for acquired IPR&D in the first quarter of fiscal 2007 which did not generate a tax benefit.

Applera Corporation

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $825.3 million at September 30, 2007, and $1,056.0 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $175 million outstanding under this agreement at September 30, 2007. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at September 30, 2007. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 8 to our condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. Cash provided by operating activities and our debt borrowings have been our primary source of funds over the last fiscal year.

In April 2007, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We repurchased 3.4 million shares of Applera-Applied Biosystems stock for approximately $100 million during the fourth quarter of fiscal 2007 under this authorization. Subsequently, on August 8, 2007, we announced that our board of directors increased this authorization to $1.2 billion, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock. Pursuant to this authorization, we entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash and $275 million was funded by bank loans. These authorizations supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, authorized share repurchases, and dividends for the next twelve months and for the foreseeable future.

(Dollar amounts in millions)	September 30, 2007	June 30, 2007
Cash and cash equivalents	$464.4	$ 323.2
Short-term investments	360.9	732.8
Total cash and cash equivalents and short-term investments	$825.3	$1,056.0
Total debt	275.0
Working capital	783.2	1,215.4
Debt to total capitalization	13.0%

Cash and cash equivalents increased for the first three months of fiscal 2008 from June 30, 2007, as cash generated from operating activities, proceeds from bank loans, sales of investments, net of purchases, and stock issuances exceeded the payment to Morgan Stanley for the accelerated share repurchase transaction, cash expenditures for the purchase of capital and other assets, net of sales, and the payment of dividends.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Net cash flows of continuing operations for the first quarter ended September 30 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$82.7	$8.7
Net cash from investing activities	361.9	(191.9)
Net cash from financing activities	(313.6)	26.7
Effect of exchange rate changes on cash	(2.7)	5.3

Operating activities:

The increase in net cash provided from operating activities for the first three months of fiscal 2008 compared to the first three months of fiscal 2007 resulted primarily from higher income-related cash flows, a lower use of cash in accounts payable and other liabilities, and a higher source of cash in prepaid expenses and other assets, partially offset by a higher use of cash in accounts receivable. The lower use of cash in accounts payable and other liabilities resulted primarily from the timing of vendor and royalty payments and tax refunds received in the first quarter of fiscal 2008 primarily due to the completion of foreign tax audits. The higher source of cash in prepaid expenses and other assets resulted primarily from the timing of receipts of dividends and distributions related to the Applied Biosystems group’s joint venture activities. The higher use of cash in accounts receivable was due in part to the timing of the collection of licensing and milestone payments recorded in the first quarter of fiscal 2008 at the Celera group, as well as the equalization payment from Abbott received at the beginning of the second quarter of fiscal 2008. The Applied Biosystems group’s days sales outstanding was 64 days at September 30, 2007, compared to 58 days at June 30, 2007 and 55 days at September 30, 2006. The increase resulted primarily from lower collections, primarily outside of North America, and increased royalty receivables. Inventory on hand was 3.6 months at September 30, 2007, compared to 2.7 months at June 30, 2007. The increase was primarily related to the SOLiD program and the timing of manufacturing work in progress and inventory receipts.

Investing activities:

Capital expenditures, net of disposals, for the first quarter of fiscal 2008 were $5.2 million lower than in the prior year quarter primarily due to expenditures for the Applied Biosystems Portal in the first quarter of fiscal 2007. The first three months of fiscal 2008 included higher proceeds, net of purchases, from sales and maturities of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs.

Financing activities:

During the first three months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. See Note 8 to our condensed consolidated financial statements for more information on our loans payable.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Contractual Obligations

Our significant contractual obligations at September 30, 2007, and the anticipated payments under these obligations were as follows:

	Payments by Period
(Dollar amounts in millions)	Total	2008 (a)	2009 - 2010	2011 - 2012	Thereafter
Minimum operating lease payments (b)	$135.0	$ 30.3	$56.9	$23.2	$24.6
Purchase obligations (c)	164.6	120.4	31.7	9.4	3.1
Other long-term liabilities (d)	40.9	2.8	2.2	1.6	34.3
Total	$340.5	$153.5	$90.8	$34.2	$62.0

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was $67.9 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax settlements.

(a)	Represents cash obligations for the remainder of fiscal 2008.
(b)	Refer to Note 10 to our consolidated financial statements in our 2007 Annual Report to Stockholders for further information.
(c)

Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to inventory, capital expenditures, R&D arrangements and collaborations, license agreements, and other services.

(d)

We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. See Note 11 to our condensed consolidated financial statements contained in this report and Note 5 to our consolidated financial statements in our 2007 Annual Report to Stockholders for more information on these plans.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
Net revenues	$501.2	$476.3	5.2%
Cost of sales	221.3	220.7	0.3%
Gross margin	279.9	255.6	9.5%
SG&A expenses	148.4	135.1	9.8%
R&D	50.6	45.1	12.2%
Amortization of purchased intangible assets	2.6	2.7	(3.7%	)
Asset dispositions and legal settlements	(7.6)	9.1	(183.5%	)
Acquired research and development		114.3	(100.0%	)
Operating income (loss)	85.9	(50.7)	(269.4%	)
Gain on investments, net		0.2	(100.0%	)
Interest income, net	3.6	2.6	38.5%
Other income (expense), net	1.1	1.3	(15.4%	)
Income (loss) before income taxes	90.6	(46.6)	(294.4%	)
Provision for income taxes	29.7	12.1	145.5%
Net income (loss)	$ 60.9	$ (58.7)	(203.7%	)
Percentage of net revenues:
Gross margin	55.8%	53.7%
SG&A expenses	29.6%	28.4%
R&D	10.1%	9.5%
Operating income (loss)	17.1%	(10.6% )

Effective income tax rate	32.8%	26.0%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:
	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006
Income (charge) included in income (loss) before income taxes	$7.6	$(123.4)
Charge (benefit) for income taxes	4.2	(11.7)

The Applied Biosystems group reported net income in the first quarter of fiscal 2008 compared to a net loss in the first quarter of fiscal 2007. This change primarily resulted from the previously described events impacting comparability, in particular the acquired research and development charge recorded in fiscal 2007, and higher net revenues, partially offset by higher operating expenses. The net effect of foreign currency on our net income was a benefit of approximately $6 million during the first quarter of fiscal 2008 as compared to the prior year quarter.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three months ended September 30:

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)

DNA Sequencing	$129.0	$131.5	(2%	)
% of total revenues	26%	28%

Real-Time PCR/Applied Genomics	180.1	156.1	15%
% of total revenues	36%	33%

Mass Spectrometry	121.1	116.0	4%
% of total revenues	24%	24%

Core PCR & DNA Synthesis	46.6	46.2	1%
% of total revenues	9%	10%

Other Product Lines	24.4	26.5	(8%	)
% of total revenues	5%	5%

Total	$501.2	$476.3	5%

The effect of foreign currency increased net revenues in the first quarter of fiscal 2008 by approximately 2% as compared to the prior year quarter.

Real-Time PCR/Applied Genomics:

•

Revenues in the Real-Time PCR/Applied Genomics product category increased primarily due to higher sales of consumable products, including human identification kits used in forensics, TaqMan Gene Expression Assay products, sequence detection consumables, and consumables related to our Ambion business that we acquired in fiscal 2006. This category is increasingly driven by application-specific reagent products.

•

Revenue from other sources increased for the first quarter of fiscal 2008 compared to the same quarter last year due to higher royalty and license revenues, in part due to a real-time PCR instrument license granted as part of a patent infringement settlement.

Mass Spectrometry:

•

Instrument revenues in the Mass Spectrometry product category modestly increased in the first quarter of fiscal 2008 compared to unusually strong sales in the first quarter of fiscal 2007 as higher sales of the Q TRAP were substantially offset by lower sales of the MALDI TOF/TOF and API triple quad systems. The Q TRAP product line continues to have strong acceptance across our core pharmaceutical, biotechnology and contract research organizations (“CRO”) customers for small molecule application, protein biomarker applications, and in the applied markets. However, funding delays in Europe and business challenges in Japan negatively affected sales in the first quarter of fiscal 2008.

•	Revenue from other sources increased due to higher instrument service contract revenues.

DNA Sequencing:

•

Revenues in the DNA Sequencing product category decreased due to lower instruments sales, primarily of low to medium throughput genetic analyzers sold to forensic and research laboratories, partially offset by higher consumables sales, including CE, or capillary electrophoresis, consumables. We attribute much of the weakness in instruments sales to constraints on academic grant funding, increased interest in next-generation sequencing technology, and large shipments to forensic laboratories during the first quarter of fiscal 2007.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Revenue by sources

The following table sets forth the Applied Biosystems group’s revenues by sources for the three months ended September 30:

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
Instruments	$189.4	$196.8	(3.8%)
Consumables	216.2	192.7	12.2%
Other sources	95.6	86.8	10.1%
Total	$501.2	$476.3	5.2%

Instruments

For the first quarter of fiscal 2008, instrument revenues decreased from the prior year quarter primarily due to lower sales of low to medium throughput genetic analyzers sold to forensics and research laboratories in the DNA Sequencing product category.

Consumables

The increase in consumables sales in the first quarter of fiscal 2008 primarily reflected the strength of Real-Time PCR/Applied Genomics consumable sales. These sales increased primarily as a result of higher sales of human identification kits used in forensics, TaqMan Gene Expression Assay products, sequence detection consumables, and consumables related to our Ambion business. Also favorably impacting consumables revenues were higher sales of consumables in the DNA Sequencing product category.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased in the first quarter of fiscal 2008 primarily due to higher service contract revenues, particularly in the Mass Spectrometry product category, and higher royalty and license revenues, in part due to a patent infringement settlement related to a real-time instrument patent.

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three months ended September 30:

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
United States	$223.9	$218.7	2.4%
Europe	156.8	141.9	10.5%
Asia Pacific	99.0	94.0	5.3%
Other markets	21.5	21.7	(0.9%)
Total	$501.2	$476.3	5.2%

In Europe, the effect of foreign currency increased revenues by approximately 6% during the first quarter of fiscal 2008 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 5% in Europe, primarily as a result of sales of DNA sequencing consumables, TaqMan Gene Expression Assay products, Q TRAP systems, and API triple quad systems. This growth was partially offset by lower sales of low to medium throughput genetic analyzers and MALDI TOF/TOF systems. Sales in the U.S. increased primarily due to sales of API triple quad systems, TaqMan Gene Expression Assay products, Real-Time PCR consumables, and human identification consumables. This increase was partially offset by lower sales of genetic analyzers and low throughput Real-Time PCR instruments in the first quarter of fiscal 2008, and the inclusion of a U.S. Department of Defense contract for an instrument system recorded in the first quarter of fiscal 2007. Revenues in Asia Pacific, other than Japan, increased by approximately 8% as compared to the prior year quarter, including a favorable impact from foreign currency of approximately 2%. This growth was led by Australia and China. From a product perspective in Asia Pacific, other than Japan, revenue increased due to higher sales of

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

high throughput genetic analyzers, human identification consumables, and Q TRAP systems, partially offset by lower sales of API triple quad systems. Revenues in Japan during the first quarter of fiscal 2008 increased by approximately 2% relative to the prior year quarter. This increase was primarily driven by a favorable impact from foreign currency of approximately 3%, which was partially offset by lower sales of API triple quad systems in the region. The Asia Pacific category includes revenues from India and other countries in West Asia, which had previously been managed by our Europe region. Revenues by geographic area for the first quarter of fiscal 2007 have been reclassified to reflect this change.

Gross margin, as a percentage of net revenues, increased for the first quarter of fiscal 2008 compared to the prior year quarter primarily due to: lower costs for enzymes due to a combination of improved vendor pricing and lower manufacturing costs, the favorable impact of foreign currency, and higher royalty and license revenue. Partially offsetting these benefits were inventory-related costs for the 1700 reader for our Gene Expression Arrays, a discontinued product line, and the inclusion in the first quarter of fiscal 2007 of a U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006.

SG&A expenses for the first quarter of fiscal 2008 increased compared to the prior year quarter primarily due to: the reversal in the first quarter of fiscal 2007 of a $5 million accrual related to settled litigation; regional investments, including additional headcount, of approximately $5 million in fiscal 2008 to support growth primarily in Europe and China; higher employee-related costs, net of sales commissions, of approximately $3 million, particularly in sales and marketing; and the unfavorable impact of foreign currency of approximately $3 million. The first quarter of fiscal 2008 also included expenses related to the review of our corporate structure.

R&D expenses increased in the first quarter of fiscal 2008 from the prior year quarter primarily as a result of investments in the SOLiD program, the next-generation DNA sequencing system, and higher employee-related costs.

Interest income, net increased during the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to higher average cash and cash equivalents and short-term investments and higher average interest rates, partially offset by interest expense incurred on our loans payable.

The year over year change in the effective tax rate was primarily due to the previously described events impacting comparability; in particular, the tax item recorded in the first quarter of fiscal 2007 and the charge for acquired IPR&D in the first quarter of fiscal 2007 which did not generate a tax benefit.

Applied Biosystems Group

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $277.2 million at September 30, 2007, and $494.5 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $175 million outstanding under this agreement at September 30, 2007. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at September 30, 2007. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 8 to our condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. Cash provided by operating activities and our debt borrowings have been the Applied Biosystems group’s primary source of funds over the last fiscal year.

In April 2007, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We repurchased 3.4 million shares of Applera-Applied Biosystems stock for approximately $100 million during the fourth quarter of fiscal 2007 under this authorization. Subsequently, on August 8, 2007, we announced that our board of directors increased this

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

authorization to $1.2 billion, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock. Pursuant to this authorization, we entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash and $275 million was funded by bank loans. These authorizations supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy the Applied Biosystems group’s normal operating cash flow needs, planned capital expenditures, acquisitions, authorized share repurchases, and dividends for the next twelve months and for the foreseeable future.

We manage the investment of surplus cash and the issuance and repayment of short and long-term debt for the Applied Biosystems group and the Celera group on a centralized basis and allocate activity within these balances to the group that uses or generates such resources.

(Dollar amounts in millions)	September 30, 2007	June 30, 2007
Cash and cash equivalents	$277.2	$293.2
Short-term investments		201.3
Total cash and cash equivalents and short-term investments	$277.2	$494.5
Total debt	275.0
Working capital	193.9	646.7
Debt to total capitalization	20.3%

Cash and cash equivalents decreased from June 30, 2007, as the payment to Morgan Stanley for the accelerated share repurchase transaction, cash expenditures for the purchase of capital and other assets, net of sales, and the payment of dividends, exceeded cash generated from operating activities, proceeds from bank loans, sales of investments, net of purchases, and stock issuances.

Net cash flows of continuing operations for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$ 97.1	$ 23.0
Net cash from investing activities	191.6	(157.0)
Net cash from financing activities	(314.9)	17.5
Effect of exchange rate changes on cash	(2.7)	5.3

Operating activities:

Net cash from operating activities of continuing operations for the first quarter of fiscal 2008 was $74.1 million higher than in the first quarter of fiscal 2007. This increase resulted primarily from higher income-related cash flows, a lower use of cash in accounts payable and other liabilities, and a higher source of cash in prepaid expenses and other assets. The lower use of cash in accounts payable and other liabilities resulted primarily from the timing of vendor and royalty payments and tax refunds received in the first quarter of fiscal 2008 primarily due to the completion of foreign tax audits. The higher source of cash in prepaid expenses and other assets resulted primarily from the timing of receipts of dividends and distributions related to joint venture activities. The Applied Biosystems group’s days sales outstanding was 64 days at September 30, 2007, compared to 58 days at June 30, 2007 and 55 days at September 30, 2006. The increase resulted primarily from lower collections, primarily outside of North America, and increased royalty receivables. Inventory on hand was 3.6 months at September 30, 2007, compared to 2.7 months at June 30, 2007. The increase was primarily related to the SOLiD program and the timing of manufacturing work in progress and inventory receipts.

Investing activities:

Capital expenditures, net of disposals, for the first quarter of fiscal 2008 were $5.0 million lower than in the prior year quarter primarily due to expenditures for the Applied Biosystems Portal in the first quarter of fiscal 2007. The

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

first three months of fiscal 2008 included higher proceeds, net of purchases, from sales of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs.

Financing activities:

During the first three months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. See Note 8 to our condensed consolidated financial statements for more information on our loans payable.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Celera Group

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)
Net revenues	$16.1	$ 10.2	57.8%
Cost of sales	3.1	3.8	(18.4%	)
Gross margin	13.0	6.4	103.1%
R&D	10.7	13.2	(18.9%	)
SG&A expenses	8.1	7.2	12.5%
Employee-related charges, asset impairments and other		3.5	(100.0%	)
Operating loss	(5.8)	(17.5)	(66.9%	)
Interest income, net	7.2	6.5	10.8%
Other income (expense), net	(0.3)	0.1	(400.0%	)
Income (loss) before income taxes	1.1	(10.9)	(110.1%	)
Provision (benefit) for income taxes	0.4	(3.8)	(110.5%	)
Net income (loss)	$ 0.7	$ (7.1)	(109.9%	)

Effective income tax (benefit) rate	36.4%	(34.9% )

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006
Charge included in income (loss) before income taxes	$ -	$(3.5)
Charge (benefit) for income taxes		(1.2)

The Celera group reported net income in the first quarter of fiscal 2008 compared to a net loss in the first quarter of fiscal 2007. This change resulted primarily from higher net revenues, the previously described events impacting comparability in fiscal 2007, and lower R&D expenses.

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

The first quarter fiscal 2008 reported revenues included: $3.0 million from the resale of the Celera group’s cathepsin S inhibitor program to a privately-held drug development company; $2.4 million from agreements with Siemens Medical Solutions Diagnostics, which included the licensing of real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field; and $2.0 million from Merck & Co., Inc. as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. Also contributing to the increase in reported revenues in the first quarter of fiscal 2008 compared to prior year quarter were higher royalties from other diagnostic licensees, partially offset by a lower equalization payment from Abbott compared to the prior year quarter.

The increase in gross margin in the first quarter of fiscal 2008 was primarily attributable to higher licensing and collaborative revenues due to the transactions described above.

R&D expenses decreased in the first quarter of fiscal 2008 compared to the prior year quarter primarily due to reduced proteomics discovery spending. SG&A expenses increased in the first quarter of fiscal 2008 compared to the prior year quarter primarily due to expenses related to the review of our corporate structure.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Interest income, net increased during the first quarter of fiscal 2008 as compared to the prior year quarter primarily due to higher average interest rates, partially offset by lower average cash and cash equivalents and short-term investments.

Supplemental Information

	Three Months Ended September 30,
(Dollar amounts in millions)	2007	2006
Equalization revenue, net	$ 2.2	$ 4.6
End-user sales	24.9	25.3

End-user sales consisted of products sold through the alliance with Abbott. Lower sales of cystic fibrosis analyte specific reagents (“ASRs”), coupled with the removal of the HCV genotyping ASRs due to an injunction against sales of these products by Abbott issued in the Innogenetics litigation, were the primary reasons for the decline in end-user revenues this quarter. This decline was partially offset by increased sales of HIV, hepatitis C, hepatitis B, chlamydia, and gonorrhea Real-Time™ assays used on the m2000™ system, as well as increased sales of fragile X and thrombosis related ASRs.

Celera Group

Discussion of Financial Resources and Liquidity

The Celera group had cash and cash equivalents and short-term investments of $548.1 million at September 30, 2007, and $561.5 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $175 million outstanding under this agreement at September 30, 2007. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at September 30, 2007. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 8 to our condensed consolidated financial statements for more information on our loans payable. None of the above borrowings or related interest expense was allocated to the Celera group.

We believe that existing funds and existing sources of debt financing are more than adequate to satisfy the Celera group’s normal operating cash flow needs, planned capital expenditures, and recently completed acquisitions for the next twelve months and for the foreseeable future.

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

(Dollar amounts in millions)	September 30, 2007	June 30, 2007
Cash and cash equivalents	$187.2	$ 30.0
Short-term investments	360.9	531.5
Total cash and cash equivalents and short-term investments	$548.1	$561.5
Working capital	589.7	569.1

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Cash and cash equivalents increased from June 30, 2007, as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on operations and the purchase of capital assets.

Net cash flows for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$(14.3)	$(14.3)
Net cash from investing activities	170.2	(34.9)
Net cash from financing activities	1.3	9.2

Operating activities:

Net cash used by operating activities for the first three months of fiscal 2008 was the same as in the first three months of fiscal 2007. Higher income-related cash flows and a lower decrease in accounts payable and other liabilities in the first quarter of fiscal 2008 were offset by a higher increase in accounts receivable. The lower decrease in accounts payable and other liabilities primarily resulted from higher severance and other restructuring-related payments in the first quarter of fiscal 2007 and the timing of payments by third parties under licensing agreements. The higher accounts receivable was due in part to the timing of the collection of licensing and milestone payments recorded in the first quarter of fiscal 2008, as well as the equalization payment from Abbott received at the beginning of the second quarter of fiscal 2008.

Investing activities:

Net cash from investing activities for the first three months of fiscal 2008 increased compared to the first three months of fiscal 2007 primarily due to lower purchases, net of sales and maturities, of available for sale investments in the first three months of fiscal 2008.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge exposures related to various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At September 30, 2007, we recorded in our condensed consolidated financial statements a net liability of $19.3 million related to these forward and option contracts, compared with a net asset of $2.6 million at June 30, 2007. This change was primarily attributable to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of September 30, 2007 based on a hypothetical 10% adverse change in foreign currency rates relative to the U.S. dollar. This analysis included the change in fair value of all derivative financial instruments used to hedge our forecasted third party and intercompany sales. In addition, this analysis excluded both the impact of translation on foreign currency-denominated assets and liabilities as well as the change in fair value of all derivative financial instruments used to hedge these balance sheet items as the resulting amounts would largely offset each other. As of September 30, 2007, we calculated a hypothetical after-tax loss of $23.5 million, compared to a hypothetical after-tax loss of $21.8 million at June 30, 2007. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

For further information on our market risks, refer to the discussion contained in the management’s discussion and analysis section of our 2007 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Recently Issued Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

Outlook

The outlook below for both the Applied Biosystems group and the Celera group contains non-GAAP financial measures, including earnings per share and operating margin adjusted to exclude some costs, expenses, gains and losses and other specified items. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from non-GAAP financial measures used by other companies. Among the items included in GAAP earnings but excluded for purposes of determining adjusted earnings or other non-GAAP financial measures that we present are: gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings; asset impairment charges; write-offs of acquired in-process research and development; amortization of acquired intangibles; and tax adjustments, including settlements and the impact of new tax legislation. In addition, for non-GAAP financial measures, we have also excluded the allocation of interperiod taxes and intercompany sales. We believe the presentation of non-GAAP financial measures provides useful information to management and investors regarding various financial and business trends relating to our financial condition and results of operations, and that when GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for GAAP financial measures. To the extent this report contains historical non-GAAP financial measures, we have also provided corresponding GAAP financial measures for comparative purposes. However, in the case of forward-looking non-GAAP financial measures, we have not provided corresponding forward-looking GAAP financial measures because these measures are not accessible to us. We cannot predict the occurrence, timing, or amount of all non-GAAP items that we exclude from our non-GAAP financial measures but which could potentially be significant to the calculation of our GAAP financial measures for future fiscal periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applied Biosystems Group

The Applied Biosystems group believes that its fiscal year 2008 outlook and financial performance could be affected by, among other things: the introduction and adoption of new products, including the SOLiD system; the level of commercial investments in life science R&D; the level of government funding for life science research; legislation and funding for applications in the applied markets; the outcome of pending litigation matters; and competitive product introductions and pricing. Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2008.

•

The Applied Biosystems group expects mid to high single digit growth assuming current exchange rates. Revenues are expected to increase for both instruments and consumables. The Applied Biosystems group anticipates revenue growth in the DNA Sequencing, Real-Time PCR/Applied Genomics, and Mass Spectrometry categories and revenue declines in the Core PCR & DNA Synthesis and Other Product Lines categories. Quarterly year-over-year revenue changes may be different from our annual expectations due to a variety of factors, including the timing of customer orders and disbursements of government funding.

•

The Applied Biosystems group expects continued gross margin expansion in fiscal 2008 compared to the fiscal 2007 gross margin of 55.3%. SG&A as a percent of total revenues is expected to be slightly higher than the prior year level of 28.3%. R&D as a percentage of total revenues is expected to be approximately equal to or slightly below the prior year level of 9.7%. The Applied Biosystems group expects an increase in operating margin in fiscal 2008 compared to the operating margin of 17.2% in the prior year, excluding non-GAAP items in both fiscal years as described above.

•	The Applied Biosystems group expects the effective annual tax rate used to calculate non-GAAP financial measures to be approximately 31%, compared to approximately 30% in fiscal 2007.

•

The Applied Biosystems group expects non-GAAP EPS to increase faster than the annual revenue growth rate. This includes the incremental impact of share-based compensation and the effective tax rate. The total impact of these items on fiscal 2008 non-GAAP EPS is expected to be approximately $0.05.

•	The total pre-tax impact of SFAS 123R (accounting for share-based compensation) in fiscal 2008 is expected to be approximately $22.0 million, with an EPS impact of approximately $0.08.

•	The Applied Biosystems group expects capital spending to be in the range of $70 to $75 million.

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.

Celera Group

The Celera group anticipates that its fiscal 2008 financial performance could be affected by, among other things: the ability of the Celera group to successfully integrate the operations of BHL and Atria; demand for current and new diagnostic products, including demand for the products of BHL and Atria; adoption of the m2000™ system in the U.S. and other markets; potential revenue from technology licenses and collaborations; and potential changes to the U.S. Food and Drug Administration regulations governing the sale of products and services. Subject to the inherent uncertainty associated with these factors, the Celera group has the following expectations for fiscal 2008:

•	Total reported revenues are anticipated to be $135 to $145 million.

•	R&D expenses are anticipated to be $45 to $50 million, and SG&A expenses are anticipated to be $70 to $75 million.

•

The Celera group anticipates that it will be profitable on a non-GAAP basis for the second half of fiscal 2008. Amortization of intangibles relating to the BHL and Atria acquisitions and restructuring charges, which are excluded in the determination of non-GAAP earnings per share, are expected to be between $0.07 to $0.09 per share for the remainder of fiscal 2008.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•	The total pre-tax impact of SFAS 123R (accounting for share-based compensation) in fiscal 2008 is expected to be approximately $7 million, with an EPS impact of approximately $0.06.

•

For fiscal 2008, the Celera group expects to spend approximately $220 to $230 million on the acquisitions of BHL and Atria, including all transaction costs. The Celera group currently anticipates it will end fiscal 2008 with $320 to $330 million in cash and short-term investments. This does not include any proceeds that might be received from the sale of the Celera group’s small molecule facility in South San Francisco, California.

Other risks and uncertainties that may affect the Celera group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.

Forward-Looking Statements and Risk Factors

Some statements contained in, or incorporated by reference in, this report, including the Outlook section, are forward-looking and are subject to a variety of risks and uncertainties. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this report are based on our current expectations and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

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

Owners of Applera-Applied Biosystems stock and Applera-Celera stock are also subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Item 1A of Part I of our 2007 Annual Report on Form 10-K under the heading “Risk Factors – Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.”

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

Although the Applied Biosystems group has contracts with most of these manufacturers and suppliers, their operations could be disrupted. These disruptions could be caused by conditions unrelated to the Applied Biosystems group’s business or operations, including the bankruptcy of the manufacturer or supplier. Although the Applied Biosystems group has its own manufacturing facilities, and generally believes it might be able to manufacture some of the products and components currently sourced from other companies, it also believes that it could take considerable time and resources to establish the capability to do so. Accordingly, if these other manufacturers or suppliers are unable or fail to fulfill their obligations to the Applied Biosystems group, the Applied Biosystems group might not be able to satisfy customer demand in a timely manner, and its business could be harmed.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

In response to claims made by us against Solexa, Inc., Illumina, Inc., and a former chief patent counsel to our company, Solexa has filed counterclaims against us alleging that we infringe U.S. Patent Nos. 5,750,341, 5,969,119, 6,306,597 based on our making, using, selling, and offering for sale DNA sequencing products.

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

These cases are described in further detail in Part I, Item 3, of our 2007 Annual Report on Form 10-K under the heading “Legal Proceedings – Commercial Litigation,” as updated by the information in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.

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

Approximately 57% of the Applied Biosystems group’s net revenues for our 2007 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

The Applied Biosystems group’s operations involve the use, manufacture, sale, and distribution of hazardous materials, and the mishandling of these hazardous materials could result in substantial liabilities and harm to the Applied Biosystems group.

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

Risks Relating to the Celera Group

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

The Celera group is currently developing its internal capability to move potential diagnostic products through clinical testing, manufacturing, and the approval processes of the U.S. Food and Drug Administration, and comparable agencies in other countries. In the U.S., either the Celera group or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of the Celera group’s or its collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. If the Celera group or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate, regulatory clearance or approval could be delayed or denied. The results from pre-clinical studies may be different from the results that are obtained in clinical trials, and the Celera group’s collaborators or licensees may not be able to show sufficient safety and effectiveness in their clinical trials to allow them to obtain the needed regulatory clearance or approval. The regulatory review and approval process can take many years and require substantial expense and may not be successful.

The U.S. Food and Drug Administration has issued an interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business.

In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. In September 2007, the FDA published a final version of this guidance document. ASRs are a class of products that do not require regulatory clearance or approval. The guidance document contains an interpretation of the ASR regulations that is a departure from what we believed to be the FDA practice and policy, prior to the release of the September 2006 draft, regarding products that can be characterized as ASRs. We believe that some of the Celera group’s current ASR products will not meet the regulatory definition of an ASR as set forth in the guidance document. We similarly believe that some of the ASR products that Abbott Laboratories currently contributes to the Celera group’s strategic alliance with Abbott may not meet the regulatory definition of an ASR as set forth in the

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

guidance document. The FDA has granted a twelve-month transition period from the date of issuance of the final guidance document and during that time we intend to review and interpret the guidance document to determine which products are affected and establish an appropriate action plan for any affected product, such as reconfiguring the product or seeking an FDA pre-market approval or 510(k) clearance. The process for obtaining an FDA pre-market approval or 510(k) clearance can be time consuming and expensive, and even if we seek clearances or approvals there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations in the guidance document, the FDA could require the Celera group or Abbott to discontinue marketing current products, this discontinuation could be indefinite or permanent, and the Celera group’s business could be harmed. Also, the interpretation of the ASR regulations in the guidance document might make development of new ASR products more difficult, and this could similarly harm the Celera group’s business because it might delay the development of, or prevent altogether, some new products.

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

If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, and we are also subject to a permanent injunction that was issued by the court after the jury verdict, in January 2007, that prohibits us or Abbott from manufacturing or selling HCV genotyping products, including the ASRs. Abbott is appealing the verdict but it may not be successful, and the appeal process may take six months or more to conclude. The alliance therefore will not receive any revenues from the sale of the HCV genotyping ASRs or other HCV genotyping products for the foreseeable future because of the permanent injunction. Furthermore, even if Abbott succeeds in its appeal and the injunction is lifted in the future, we cannot predict whether and to what extent there may continue to be a market for these products at a time in the future.

Ethical, legal, and social issues related to the use of genetic information and genetic testing may cause less demand for the Celera group’s diagnostic products.

Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Any of these scenarios could reduce the potential markets for the Celera group’s products.

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

Our recent acquisition of Berkeley HeartLab, Inc. may not be successful.

Berkeley HeartLab is a laboratory testing services company that operates in the regulated clinical diagnostics testing market. We are in the process of integrating the Berkeley HeartLab business and workforce into the Celera group. This integration process is subject to numerous risks that are common with acquisitions and which could be disruptive to both the Celera group’s existing business as well as the acquired Berkeley HeartLab business. For example, key employees could leave, the quality of services may not be maintained, and key customers could be lost, and management time and resources could be diverted from core operations to address these issues. This is particularly true in the case of the Berkeley HeartLab acquisition, because Berkeley HeartLab operates in a business area, regulated diagnostic services, that is new for the Celera group and because the acquisition has approximately doubled the Celera group’s workforce. Furthermore, even if the Celera group is successful in integrating Berkeley HeartLab, the Celera group’s plans to operate and expand that business may not be successful at all, or may not proceed as quickly as intended, because of risks and uncertainties that affect the Berkeley HeartLab business. These risks and uncertainties include, for example, the following:

•	Berkeley HeartLab must maintain federal and state licenses to continue operating its testing laboratories;

•	Berkeley HeartLab must comply with federal and state laws and regulations applicable to the provision of its laboratory testing services;

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

The laboratory testing services offered by Berkeley HeartLab must satisfy stringent standards before they are eligible for reimbursement from government and private payors, such as Medicare and health insurance companies;

•

The reimbursement that is available from government and private payors for the laboratory testing services offered by Berkeley HeartLab may be subject to variation, particularly reduction, from time to time due to changes in policies and practices followed by these payors unrelated to the particular services offered by Berkeley HeartLab; and

•	Berkeley HeartLab faces competition from established laboratory testing services providers that may be preferred by physicians and others in the healthcare industry.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 40 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on pages 38-39 of our 2007 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the first quarter of our 2008 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Internal Control Over Financial Reporting

We are responsible for maintaining internal control over financial reporting, as defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on an evaluation of internal control over financial reporting by our management, we have not identified any changes made to our internal control over financial reporting during the first quarter of our 2008 fiscal year, which is our last fiscal quarter and the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2007 Annual Report on Form 10-K. Set forth below is an update to those disclosures. For additional information about our legal proceedings, refer to Note 12 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.

We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2007 10-K as updated by the disclosures in this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2007 10-K under the heading “Commercial Litigation,” as updated by the disclosures in this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera group.

We filed a patent infringement action against Stratagene Corporation in the U.S. District Court for the District of Connecticut on November 9, 2004. The complaint alleged that Stratagene, which was acquired by Agilent Technologies, Inc. since our filing of the action, infringed U.S. Patent No. 6,814,934 because of its activities involving instruments for real-time PCR detection. We were seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deemed proper. Stratagene answered the complaint and counterclaimed for declaratory relief that the ’934 patent was invalid and not infringed. Stratagene was seeking dismissal of our complaint, a judgment that the ’934 patent was invalid and not infringed, costs and expenses, and other relief as the court deemed proper. We were involved in similar litigation with Stratagene in Germany, France, and the Netherlands involving European Patent No. 872562, the European counterpart to the ’934 patent. On September 18, 2007, we announced that we had entered into a settlement agreement with Stratagene and Agilent that resolved these claims and counterclaims, including the additional litigation in Germany, France, and the Netherlands. Pursuant to the settlement agreement, we have licensed the patents at issue to Stratagene and Agilent. The District Court formally dismissed the case on September 26, 2007, and the legal proceedings in Germany, France, and the Netherlands have also been formally dismissed.

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six patents. Four of these patents are assigned to Yale University and licensed exclusively to Enzo Biochem, i.e., U.S. Patent No. 4,476,928, entitled “Modified Nucleotides and Polynucleotides and Complexes Formed Therefrom,” U.S. Patent No. 5,449,767, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing Same,” U.S. Patent No. 5,328,824 entitled “Methods of Using Labeled Nucleotides,” and U.S. Patent No. 4,711,955, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing and Using Same.” These four patents have since expired. The other two patents are assigned to Enzo Life Sciences, i.e., U.S. Patent No. 5,082,830 entitled “End Labeled Nucleotide Probe” and U.S. Patent No. 4,994,373 entitled “Methods and Structures Employing Compoundly – Labeled Polynucleotide Probes.” The allegedly infringing products include the Applied Biosystems group’s sequencing reagent kits, its TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with its Expression Array System. Enzo Biochem, Enzo Life Sciences, and Yale University are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. In August and September, 2007, the court issued a series of orders favorable to Applera and dismissing all of these claims. Enzo immediately filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit contesting those orders.

We filed a complaint on May 31, 2007, in the U.S. District Court for the Northern District of California against Illumina, Inc., Solexa Inc., and a former chief patent counsel to our company, seeking an injunction restoring to us patents and patent applications that were filed by the former chief patent counsel but are on their face assigned to Solexa, which was acquired by Illumina in January 2007. The complaint also seeks a declaration of our rights and duties regarding infringement of these patents, in addition to monetary damages, costs, expenses, and other relief as the court deems proper. We previously filed a related complaint, on December 26, 2006, in the Superior Court of the State of California (Santa Clara County), also seeking restoration of these patents and patent applications to us. Pursuant to a joint stipulation of the parties, the California state court action was dismissed on August 7, 2007. On August 13, 2007, Solexa filed its answer to the federal complaint and counterclaimed that we make, use, sell, and offer for sale DNA sequencing products that infringe the patents, U.S. Patent Nos. 5,750,341, 5,969,119, 6,306,597. Solexa is seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

The risks and uncertainties that may affect the operations, performance, development, and results of our Applied Biosystems group and Celera group businesses include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Forward-Looking Statements and Risk Factors” in Item 2 of Part I of this report. That description amends and restates the risk factors associated with our Applied Biosystems group and Celera group businesses that were previously disclosed in Item 1A of Part I of our 2007 Annual Report on Form 10-K. Set forth below is a description of changes we have made to those risk factors since they were disclosed in our 2007 10-K that may be material. Owners of our common stock are also subject to risks arising from their ownership of common stock of a corporation with two separate classes of common stock. The risks and uncertainties that arise from our capital structure, particularly our two separate classes of common stock, include, but are not limited to, those described in Item 1A of Part I of our 2007 Annual Report on Form 10-K under the heading “Risk Factors-Risks Relating to a Capital Structure with Two Separate Classes of Common Stock.” There have not been any material changes to these risk factors since they were disclosed in our 2007 10-K. We note that there may be additional risks and uncertainties that could affect us or our businesses that are not currently known to us or that we currently think are immaterial.

Changes to Applied Biosystems group risk factors

Following is the restated text of an individual Applied Biosystems group risk factor that may have changed materially from its previous disclosure in our 2007 10-K.

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

•

In response to claims made by us against Solexa, Inc., Illumina, Inc., and a former chief patent counsel to our company, Solexa has filed counterclaims against us alleging that we infringe U.S. Patent Nos. 5,750,341, 5,969,119, 6,306,597 based on our making, using, selling, and offering for sale DNA sequencing products.

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

These cases are described in further detail in Part I, Item 3, of our 2007 Annual Report on Form 10-K under the heading “Legal Proceedings–Commercial Litigation,” as updated by the information in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.

Changes to Celera group risk factors

Following is the restated text of an individual Celera group risk factor that may have changed materially from its previous disclosure in our 2007 10-K.

The U.S. Food and Drug Administration has issued an interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our business.

In September 2006, the U.S. Food and Drug Administration, or FDA, published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. In September 2007, the FDA published a final version of this guidance document. ASRs are a class of products that do not require regulatory clearance or approval. The guidance document contains an interpretation of the ASR regulations that is a departure from what we believed to be the FDA practice and policy, prior to the release of the September 2006 draft, regarding products that can be characterized as ASRs. We believe that some of the Celera group’s current ASR products will not meet the regulatory definition of an ASR as set forth in the guidance document. We similarly believe that some of the ASR products that Abbott Laboratories currently contributes to the Celera group’s strategic alliance with Abbott may not meet the regulatory definition of an ASR as set forth in the guidance document. The FDA has granted a twelve-month transition period from the date of issuance of the final guidance document and during that time we intend to review and interpret the guidance document to determine which products are affected and establish an appropriate action plan for any affected product, such as reconfiguring the product or seeking an FDA pre-market approval or 510(k) clearance. The process for obtaining an FDA pre-market approval or 510(k) clearance can be time consuming and expensive, and even if we seek clearances or approvals there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations in the guidance document, the FDA could require the Celera group or Abbott to discontinue marketing current products, this discontinuation could be indefinite or permanent, and the Celera group’s business could be harmed. Also, the interpretation of the ASR regulations in the guidance document might make development of new ASR products more difficult, and this could similarly harm the Celera group’s business because it might delay the development of, or prevent altogether, some new products.

Following is the text of a risk factor, which we have added since the filing of our 2007 10-K, relating to the Celera group business.

Our recent acquisition of Berkeley HeartLab, Inc. may not be successful.

Berkeley HeartLab is a laboratory testing services company that operates in the regulated clinical diagnostics testing market. We are in the process of integrating the Berkeley HeartLab business and workforce into the Celera group. This integration process is subject to numerous risks that are common with acquisitions and which could be disruptive to both the Celera group’s existing business as well as the acquired Berkeley HeartLab business. For example, key employees could leave, the quality of services may not be maintained, and key customers could be lost, and management time and resources could be diverted from core operations to address these issues. This is particularly true in the case of the Berkeley HeartLab acquisition, because Berkeley HeartLab operates in a business area, regulated diagnostic services, that is new for the Celera group and because the acquisition has approximately doubled the Celera group’s workforce. Furthermore, even if the Celera group is successful in integrating Berkeley HeartLab, the Celera group’s plans to operate and expand that business may not be successful at all, or may not proceed as quickly as intended, because of risks and uncertainties that affect the Berkeley HeartLab business. These risks and uncertainties include, for example, the following:

•	Berkeley HeartLab must maintain federal and state licenses to continue operating its testing laboratories;

•	Berkeley HeartLab must comply with federal and state laws and regulations applicable to the provision of its laboratory testing services;

•

The laboratory testing services offered by Berkeley HeartLab must satisfy stringent standards before they are eligible for reimbursement from government and private payors, such as Medicare and health insurance companies;

•

The reimbursement that is available from government and private payors for the laboratory testing services offered by Berkeley HeartLab may be subject to variation, particularly reduction, from time to time due to changes in policies and practices followed by these payors unrelated to the particular services offered by Berkeley HeartLab; and

•	Berkeley HeartLab faces competition from established laboratory testing services providers that may be preferred by physicians and others in the healthcare industry.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the first quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
July 1-July 31, 2007	-	-	-	15,080,836 shares
August 1-August 31, 2007	73,451	$31.4578	-	$1.1 billion
September 1- September 30, 2007	-	-	-	$1.1 billion
Total	73,451	$31.4578	-	$1.1 billion

(1)	Share repurchases reported in this column consist of (a) 23,926 shares tendered by employees in August 2007 to pay taxes relating to the vesting of restricted stock awards, (b) 46,399 shares tendered by employees in August 2007 to pay taxes relating to the vesting of restricted stock units, and (c) 3,126 shares tendered by a director in August 2007 to pay the exercise price for stock options.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of our 2008 fiscal year.

(3)	On April 26, 2007, we announced that our Board of Directors authorized the repurchase of up to 18,400,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (2) above. On August 8, 2007, we announced that our Board of Directors increased this authorization to $1.2 billion (in the aggregate, including shares previously repurchased under the authorization), which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock, or double the authorization prior to the increase. The authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. The share number reported in this column for the July 1 through July 31 period represents the maximum number of shares that could have been repurchased under this authorization at the end of July 2007, prior to the increased authorization and taking into account prior repurchases under the authorization. The dollar value reported for the remaining periods in this column represent the maximum dollar value of shares that could have been repurchased under the increased authorization through the remainder of the fiscal quarter. No shares were purchased under this authorization (either before or after the increase) during the first quarter of our 2008 fiscal year.

Subsequent to the increase in the share repurchase authorization, on August 30, 2007, we entered into an Accelerated Share Repurchase Transaction agreement with Morgan Stanley & Co. Incorporated. Pursuant to this agreement, in September 2007 we paid Morgan Stanley $600 million, plus transaction costs, in exchange for the right to receive a variable number of shares, subject to a minimum and a maximum. The minimum number of shares, approximately 16 million, was delivered in October 2007, and any additional shares will be delivered in one or more tranches at a later time or times, determined by Morgan Stanley, prior to the end of our 2008 fiscal year. The final per share price and the total number of shares to be repurchased will be based on a discount to the volume-weighted average daily price of Applera-Applied Biosystems stock during one or more periods of time determined under the agreement based on the timing of additional share deliveries. We funded the accelerated share repurchase using U.S. cash reserves, funds from domestic operations, and borrowings under an existing corporate credit facility and a new $100,000,000 unsecured term loan agreement executed on August 27, 2007.

This table provides information regarding our purchases of shares of Applera-Celera stock during the first quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
July 1-July 31, 2007	-	-	-	-
August 1-August 31, 2007	29,893	$13.1819	-	-
September 1-September 30, 2007	-	-	-	-
Total	29,893	$13.1819	-	-

(1)	Share repurchases reported in this column consist of (a) 10,254 shares tendered by employees in August 2007 to pay taxes relating to the vesting of restricted stock awards, (b) 18,810 shares tendered by employees in August 2007 to pay taxes relating to the vesting of restricted stock units, and (c) 829 shares tendered by a director in August 2007 to pay the exercise price for stock options.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of our 2008 fiscal year.

Item 6.    Exhibits.

2.1	Agreement and Plan of Merger dated as of August 31, 2007, by and among Applera Corporation, Barolo Acquisition, Inc., Berkeley HeartLab, Inc., and James Caccavo as the Shareholder Representative.

4.1

Term Loan Agreement dated as of August 27, 2007, among Applera Corporation, Bank of America, N.A., as administrative agent, and the initial lenders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 27, 2007, and filed August 28, 2007 (Commission file number 001-04389)).

10.1	Letter agreement regarding Fixed Dollar Collar Accelerated Share Repurchase Transaction dated August 30, 2007, between Applera Corporation and Morgan Stanley & Co. Incorporated.

10.2	Employment Agreement dated as of September 1, 2007, between Applera Corporation and Mark P. Stevenson.

13

Annual Report to Stockholders for the fiscal year ended June 30, 2007, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2007 (Commission file number 001-04389)).

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
Ugo D. DeBlasi
Vice President and
Controller
(Chief Accounting Officer)

Dated:   November 7, 2007

EXHIBIT INDEX

Exhibit Number

2.1	Agreement and Plan of Merger dated as of August 31, 2007, by and among Applera Corporation, Barolo Acquisition, Inc., Berkeley HeartLab, Inc., and James Caccavo as the Shareholder Representative.

10.1	Letter agreement regarding Fixed Dollar Collar Accelerated Share Repurchase Transaction dated August 30, 2007, between Applera Corporation and Morgan Stanley & Co. Incorporated.

10.2	Employment Agreement dated as of September 1, 2007, between Applera Corporation and Mark P. Stevenson.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.