Form 10-Q
period 2007-12-31
APPLERA CORP
filed 2008-02-08
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes  ☐    No  ☒

As of the close of business on February 4, 2008, there were 167,377,025 shares of Applera Corporation-Applied Biosystems Group Common Stock and 79,645,950 shares of Applera Corporation-Celera Group Common Stock outstanding.

APPLERA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Products	$467,727	$442,846	$ 875,219	$ 833,928
Services	90,911	60,782	155,284	118,922
Other	42,724	38,221	87,532	74,408

Total Net Revenues	601,362	541,849	1,118,035	1,027,258
Products	204,858	209,802	397,437	406,461
Services	36,723	26,539	65,470	51,137
Other	4,675	3,055	7,576	5,882

Total Cost of Sales	246,256	239,396	470,483	463,480

Gross Margin	355,106	302,453	647,552	563,778

Selling, general and administrative	175,071	154,842	331,565	297,227
Research and development	54,641	62,160	115,450	120,062
Amortization of purchased intangible assets	4,716	2,842	7,328	5,579
Employee-related charges, asset impairments and other	3,285	2,513	3,285	6,013
Asset dispositions and legal settlements		(10,145)	(7,556)	(1,058)
Acquired research and development				114,251

Operating Income	117,393	90,241	197,480	21,704

Gain on investments, net	2,611		2,611	209
Interest expense	(3,845)	193	(5,201)	(304)
Interest income	8,095	10,152	20,264	19,862
Other income (expense), net	1,405	1,039	2,192	2,456

Income before Income Taxes	125,659	101,625	217,346	43,927

Provision for income taxes	39,061	27,136	69,058	35,450
Net Income	$ 86,598	$ 74,489	$ 148,288	$ 8,477

Applied Biosystems Group (see Note 4)
Net Income per Share
Basic	$ 0.50	$ 0.41	$ 0.83	$ 0.09
Diluted	$ 0.49	$ 0.39	$ 0.81	$ 0.08

Dividends Declared per Share	$ 0.0425	$ 0.0425	$ 0.0850	$ 0.0850

Celera Group (see Note 4)
Net Income (Loss) per Share
Basic and diluted	$ 0.00	$ (0.01)	$ 0.01	$ (0.10)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At December 31, 2007	At June 30, 2007

Assets
Current assets
Cash and cash equivalents	$ 403,568	$ 323,203
Short-term investments	294,713	732,757
Accounts receivable (net of allowances for doubtful accounts of $14,344 and $7,422 respectively)	440,319	452,873
Inventories, net	167,339	140,349
Prepaid expenses and other current assets	187,075	189,405
Total current assets	1,493,014	1,838,587
Property, plant and equipment, net	386,613	390,810
Goodwill and intangible assets, net	534,893	297,961
Other long-term assets	624,223	625,182
Total Assets	$ 3,038,743	$3,152,540

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ 225,082	$ -
Accounts payable	161,733	162,665
Accrued salaries and wages	78,517	108,552
Current deferred tax liability	16,475	15,633
Accrued taxes on income	20,617	66,701
Other accrued expenses	298,592	269,623
Total current liabilities	801,016	623,174
Other long-term liabilities	278,266	213,312
Total Liabilities	1,079,282	836,486

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,134	2,133
Applera Corporation–Celera Group	795	790
Capital in excess of par value	2,264,459	2,248,372
Retained earnings	1,027,022	854,721
Accumulated other comprehensive income	20,394	11,363
Treasury stock, at cost	(1,355,343)	(801,325)
Total Stockholders’ Equity	1,959,461	2,316,054
Total Liabilities and Stockholders’ Equity	$ 3,038,743	$3,152,540

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollar amounts in thousands)

	Six Months Ended December 31,
	2007	2006
Operating Activities of Continuing Operations
Net income	$148,288	$8,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,326	42,646
Asset impairments		3,000
Employee-related charges and other	3,592	3,013
Share-based compensation and pension	12,973	8,895
Deferred income taxes	37,628	709
Sale of assets and legal settlements, net	(2,611)	(209)
Acquired research and development		114,251
Changes in operating assets and liabilities:
Accounts receivable	51,863	(2,538)
Inventories	(23,207)	(11,033)
Prepaid expenses and other assets	(29,180)	(13,500)
Accounts payable and other liabilities	(13,510)	(45,144)
Net Cash Provided by Operating Activities of Continuing Operations	229,162	108,567
Net Cash Provided by Discontinued Operations	12,900
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(21,521)	(28,451)
Proceeds from maturities of available-for-sale investments	63,919	130,745
Proceeds from sales of available-for-sale investments	456,877	277,608
Purchases of available-for-sale investments	(82,713)	(487,771)
Acquisitions and investments, net of cash acquired	(214,616)	(121,403)
Proceeds from the sale of assets, net	3,725	322
Net Cash Provided (Used) by Investing Activities of Continuing Operations	205,671	(228,950)
Financing Activities
Net change in revolving credit line	125,000
Proceeds from loan payable	100,000
Payments on loans payable and debt	(10,560)
Dividends	(15,539)	(15,411)
Purchases of common stock for treasury	(601,505)	(59,856)
Proceeds from stock issued for stock plans and other	44,276	74,584
Net Cash Used by Financing Activities of Continuing Operations	(358,328)	(683)
Effect of Exchange Rate Changes on Cash	(9,040)	6,220
Net Change in Cash and Cash Equivalents	80,365	(114,846)

Cash and Cash Equivalents Beginning of Period	323,203	434,191
Cash and Cash Equivalents End of Period	$403,568	$319,345

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141R also establishes the disclosure requirements for a business combination. The provisions of SFAS No. 141R are effective for our 2010 fiscal year, beginning July 1, 2009.

Also in June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends or dividend equivalents on nonvested equity shares, nonvested equity share units, and outstanding equity share options charged to retained earnings as an increase in capital in excess of par value. The amount recognized in capital in excess of par value should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The provisions of EITF 06-11 are effective for our 2009 fiscal year, beginning July 1, 2008. We are currently evaluating the provisions of EITF 06-11 and the resulting impact of adoption on our financial statements.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

It is reasonably possible that our unrecognized tax benefits will decrease by as much as $41 million during the next twelve months depending on the outcome of discussions with the IRS to settle our open fiscal years 2001 through 2005. This possible outcome could have as much as a $15 million benefit to our tax provision and an immaterial impact to our cash flow. Audit outcomes and the timing of audit settlements are subject to significant uncertainties.

The U.S. statutes of limitation are open for the fiscal tax years 2004 forward. Our major foreign jurisdictions are subject to examination for the tax years 2002 forward. Due to the complex and uncertain examination process, the resolution of such examinations could have a material impact on our results of operations.

Revenues

In conjunction with the acquisition of Berkeley HeartLab, Inc. (“BHL”), we have updated our revenue recognition policy as follows:

We record revenue on entering into a final agreement with the customer that includes the specific nature and terms of the revenue-generating activity and for which collectibility is reasonably assured, which is generally at the time of shipment of products or performance of services. Concurrently, we record provisions for warranty, returns, and installation based on historical experience and anticipated product performance. Discounts are recorded as sales reductions concurrently with the applicable sale. Cash discounts are recorded as sales reductions on our receipt of the sales proceeds. Deferred revenues consist of prepayments for trade-ins and service contracts. Revenue is not recognized at the time of shipment of products in situations where risks and rewards of ownership are transferred to the customer at a point other than shipment due to the shipping terms, the existence of an acceptance clause, the achievement of milestones, or some return or cancellation privileges. Revenue is recognized once customer acceptance occurs or the acceptance provisions lapse. Service revenue is recognized over the period services are performed. Amounts billed to customers related to shipping and handling are included in net revenues, whereas shipping and handling costs are included in cost of sales.

In revenue arrangements with multiple deliverables, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third parties.

We recognize royalty revenues when earned over the term of the agreement in exchange for the grant of licenses to use our products or on technologies for which we hold patents. We recognize revenue for estimates of royalties earned during the applicable period, based on historical activity, and make revisions for actual royalties received in the following quarter. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of such fees.

A portion of the Celera group’s reported net revenues include equalization payments from Abbott Laboratories resulting from a profit and loss sharing arrangement between the Celera group and Abbott. All revenues, costs and expenses of the alliance are shared equally by both parties. At the end of each reporting period the two companies compare a statement of revenues and expenses for alliance activities recorded by each party. A calculation is made to determine the amount that needs to be paid by a party to evenly split both the revenue and expenses. Payments to the Celera group are recorded as revenue by the Celera group. The timing and nature of equalization payments can lead to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user revenues of alliance products and differences in relative operating expenses between the alliance partners.

Also, a portion of the Celera group’s reported net revenues include patient test service revenues associated with BHL’s operations. We recognize patient test service revenues upon completion of the testing process and when the test results

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

are sent to the ordering physicians. Billings for services reimbursed by third-party payors, including Medicare, are recorded net of allowances for differences between amounts billed and the estimated receipts from such payors. For the second quarter of fiscal 2008, revenue from Medicare patients represented approximately 39% of the total BHL patient test service revenues. Payment arrangements with third parties, such as Medicare and some insurance companies, include predetermined rates for patient tests. Adjustments to the estimated receipts, based on final settlement with the third-party payors, including Medicare, are recorded in revenue upon settlement.

With regard to patient test services, the Celera group has an established process to estimate and review the collectibility of its receivables based on the period of time the receivables have been outstanding. The Celera group’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. The process includes the close monitoring of billings and the collection experience, which helps reduce the risks of material revisions to allowance estimates.

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

Income/(charge)	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Severance and benefit costs	$(3.7)	$ -	$(3.7)	$ -
Asset impairments		(3.0)		(3.0)
Other	0.4	(0.1)	0.4	(3.6)
Reduction of expected costs		0.6		0.6
Total employee-related charges, asset impairments and other	$(3.3)	$ (2.5)	$(3.3)	$ (6.0)
Other events impacting comparability:
Revenue from sale of small molecule program	$ -	$ 2.5	$ -	$ 2.5
Asset dispositions and legal settlements		10.2	7.6	1.1
Acquired research and development				(114.3)
Investment gains	2.6		2.6
Tax items	(0.5)	1.0	(2.3)	9.8

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the interim condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Applied Biosystems group

Fiscal 2008

During the second quarter of fiscal 2008, the Applied Biosystems group recorded a pre-tax charge of $2.9 million for severance costs for 41 employees. The charge resulted from the realignment of the Applied Biosystems group’s organization to support market dynamics and it plans on redirecting the savings into other strategic initiatives. All of the affected employees were notified as of December 31, 2007, and are expected to be terminated by June 30, 2008. During the second quarter of fiscal 2008, we made cash payments of $0.8 million related to this charge. Cash expenditures were funded by cash provided by operating activities. The remaining cash expenditures of $2.1 million are expected to be paid by June 30, 2008.

Charges prior to fiscal 2007

During the first six months of fiscal 2008, the Applied Biosystems group made cash payments of approximately $0.7 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $1.0 million as of December 31, 2007 are expected to be disbursed by fiscal 2011. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the excess facility lease space charge included a

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

reduction for future estimated sublease rentals for the property. A sublease rental was not obtained for the property and over the course of the lease, additional charges of $0.6 million were recorded in operating expenses. Additionally, in the second quarter of fiscal 2007, a charge of $0.5 million was recorded in operating expenses to reserve for additional estimated costs under the lease.

Celera group

Fiscal 2008

During the second quarter of fiscal 2008, the Celera group recorded a pre-tax charge of $0.4 million related to a reduction in the Celera group’s proteomic-based activities. This charge was in addition to a charge recorded in the fourth quarter of fiscal 2007, as described below. The charge was primarily comprised of a $0.8 million charge for severance costs for approximately 20 employees, partially offset by a gain of $0.4 million from the disposal of equipment related to proteomic-based activities. All of the affected employees were notified by October 31, 2007, and are expected to be terminated by the end of the third quarter of fiscal 2008. During the second quarter of fiscal 2008, we made net cash payments of $0.5 million related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.3 million are expected to be paid by the third quarter of fiscal 2008.

Fiscal 2007

During the fourth quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Celera group’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. During the first six months of fiscal 2008, we made cash payments of $0.5 million, which represent the remaining payments related to this charge. Cash expenditures were funded by available cash.

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

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott appealed the judgment. On January 17, 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics against Abbott in selling HCV genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Charges prior to fiscal 2007

During fiscal 2006, the Celera group recorded pre-tax charges of $26.4 million related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of $12.8 million of employee-related charges, $9.8 million of asset impairments, $1.2 million of excess lease space, and $2.6 million of other disposal costs. The remaining required cash expenditures of $0.8 million as of December 31, 2007, the majority of which related to the asset impairment of an owned facility, are expected to be disbursed by December 31, 2008.

During the first six months of fiscal 2008, the Celera group made net cash payments of approximately $0.4 million related to an excess facility lease space charge that was recorded in fiscal 2005. The remaining net cash expenditures of approximately $2.3 million as of December 31, 2007 related to this charge are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Revenue from sale of small molecule program

In the second quarter of fiscal 2007, the Celera group recorded $2.5 million in net revenues from the sale of a small molecule drug discovery and development program to Schering AG. The Celera group had recorded an initial $2.5 million in the fourth quarter of fiscal 2006 when the agreement for the sale of the program was executed.

Asset dispositions and legal settlements

The following items have been recorded in the interim condensed consolidated statements of operations in asset dispositions and legal settlements.

Fiscal 2008

In the first quarter of fiscal 2008, the Applied Biosystems group recorded a $7.6 million pre-tax gain primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Fiscal 2007

In the second quarter of fiscal 2007, the Applied Biosystems group recorded a $4.8 million pre-tax benefit related to the settlement of a patent infringement claim and a $3.0 million pre-tax benefit related to our collection from a third party of a portion of its liability relative to the settlement of a prior legal dispute. Additionally in the second quarter of fiscal 2007, the Celera group recorded a $2.4 million pre-tax benefit related to the settlement of a litigation matter associated with the former Online/Information Business, an information products and service business.

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

Investments

The Applied Biosystems group recorded a pre-tax gain of $2.6 million in gain on investments in the second quarter of fiscal 2008 from the sale of a non-strategic minority equity investment.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Tax items

Fiscal 2008

In the second quarter of fiscal 2008, the Applied Biosystems group recorded tax charges of $0.5 million primarily related to foreign tax settlements. In the first quarter of fiscal 2008, the Applied Biosystems group recorded tax charges of $1.8 million primarily related to the recalculation of deferred tax assets as a result of a decrease in the statutory tax rate in Germany.

Fiscal 2007

In December 2006, the President of the U.S. signed the Tax Relief and Health Care Act of 2006, which extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1 and June 30, 2006. In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for German net operating loss carryforwards.

Note 3 – Acquisitions

Berkeley HeartLab, Inc.

In October 2007, we acquired BHL for $193.2 million in cash, including transaction costs. BHL, a privately held company with operations in Burlingame and Alameda, California, is a cardiovascular healthcare company with a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory that provides a broad portfolio of testing and disease management services focused on the secondary prevention market. We believe that the acquisition will provide the Celera group with a commercial infrastructure to bring its new genetic tests to the U.S. cardiovascular market. Additionally, BHL is expected to provide opportunities for the Celera group to commercialize new tests and technologies and to gain economies of scale and improve its margins as a consequence of the vertical integration with BHL’s clinical laboratory service business. The net assets and results of operations of BHL will be allocated to the Celera group.

We allocated the purchase price of $193.2 million to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)
Current assets, including deferred tax asset of $5.2	$43.6
Long-term assets	6.2
Current liabilities	(18.2)
Long-term liabilities, including deferred tax liability of ($42.4)	(47.9)
Tangible net liabilities assumed, at approximate fair value	(16.3)
Goodwill	104.6
Customer relationships	67.4
Trademark and trade name	21.8
Existing technology	14.9
Internally developed software	0.8
Total intangible assets	209.5
Total purchase price	$193.2

We are amortizing the recorded values of the intangible assets, other than the trademark and trade name, over their expected period of benefit, which on a weighted-average basis is approximately 12 years. An established client list, a recognized company name and a broad portfolio of testing and disease management services focused on the secondary prevention market were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name are reviewed for impairment as part of our annual impairment tests. In the second quarter of fiscal 2008, we recorded a $5.2 million deferred tax asset, included in current assets, and a $42.4 million deferred tax liability, included in long-term liabilities, for net operating loss carryforwards and other temporary differences of BHL. The goodwill recognized is not deductible for federal income tax purposes. The net assets and results of operations of BHL have been included in our consolidated financial statements since the date of the acquisition.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

In connection with the acquisition, we assumed $10.8 million of floating and fixed rate debt (see Note 9). As of December 31, 2007, $0.2 million in unsecured debt remained outstanding.

Atria Genetics Inc.

In late October 2007, we acquired substantially all of the assets of Atria Genetics Inc. (“Atria”), a privately held company based in South San Francisco, CA, for $33.3 million in cash, including transaction costs. Atria has a line of human leukocyte antigen (“HLA”) testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition is a strategic fit for the Celera group providing direct access to the niche market of tissue typing in the transplantation and bone marrow registry market. The net assets and results of operations of Atria will be allocated to the Celera group.

We allocated the purchase price of $33.3 million to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)
Current assets	$0.6
Long-term assets	0.2
Current liabilities	(0.5)
Long-term liabilities	(0.2)
Tangible net assets acquired, at approximate fair value	0.1
Goodwill	10.6
Customer relationships	17.8
Trademark and trade name	2.0
Existing technology	2.7
Internally developed software	0.1
Total intangible assets	33.2
Total purchase price	$33.3

We are amortizing the recorded values of the intangible assets, other than the trademark and trade name, over their expected period of benefit, which on a weighted-average basis is approximately 12 years. The relationship with end user customers, line of HLA testing products, core technology and an established name were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name are reviewed for impairment as part of our annual impairment tests. The entire amount of goodwill is deductible for federal income tax purposes. The net assets and results of operations of Atria have been included in our consolidated financial statements since the date of the acquisition.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Pro Forma Financial Information

The following selected pro forma financial information, which includes the combined results of operations of BHL and Atria, has been prepared assuming the acquisitions had occurred at the beginning of fiscal 2007 and gives effect to purchase accounting adjustments:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in millions except per share amounts)	2007	2006	2007	2006
Applera Corporation
Net revenues	$601.5	$565.7	$1,139.0	$1,071.5
Net income	86.4	76.9	145.2	11.5
Celera Group
Net revenues	$ 40.4	$ 37.1	$77.5	$67.6
Net income (loss), as allocated	0.1	0.3	(3.7)	(7.7)
Basic earnings (loss) per share	$ 0.00	$ 0.00	$(0.05)	$(0.10)
Diluted earnings (loss) per share	0.00	0.00	(0.05)	(0.10)

There was no financial impact to the Applied Biosystems group related to these acquisitions.

In the second quarter of fiscal 2008, we recorded $2.1 million of amortization of intangible assets related to these acquisitions.

This pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 2007 or of the future operations of the combined companies.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 4 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended December 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$86.3	$74.8	$ 0.3	$ (0.5)
Allocated intercompany sale of assets	(0.1)	(0.1)
Allocated interperiod taxes	0.1	0.3
Total net income (loss) allocated	86.3	75.0	0.3	(0.5)
Less dividends declared on common stock	7.2	7.8
Undistributed earnings (loss)	$79.1	$67.2	$ 0.3	$ (0.5)
Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.04	$ -	$ -
Basic undistributed earnings (loss) per share	0.46	0.37	0.00	(0.01)
Total basic earnings (loss) per share	$0.50	$0.41	$0.00	$(0.01)
Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$0.04	$0.04	$ -	$ -
Diluted undistributed earnings (loss) per share	0.45	0.35	0.00	(0.01)
Total diluted earnings (loss) per share	$0.49	$0.39	$0.00	$(0.01)
Weighted average number of common shares
Basic	171.6	183.5	79.3	78.2
Common stock equivalents	5.8	7.9	1.7
Diluted	177.4	191.4	81.0	78.2

(1) Amounts represent actual dividends per share distributed.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six months ended December 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2007	2006	2007	2006
Net income (loss)	$147.2	$16.1	$ 1.0	$ (7.5)
Allocated intercompany sale of assets	(0.1)	(0.2)
Allocated interperiod taxes	0.2	0.1
Total net income (loss) allocated	147.3	16.0	1.0	(7.5)
Less dividends declared on common stock	15.0	15.6
Undistributed earnings (loss)	$132.3	$ 0.4	$ 1.0	$ (7.5)
Allocation of basic earnings (loss) per share
Basic distributed earnings per share	$ 0.08	$0.09	$ -	$ -
Basic undistributed earnings (loss) per share	0.75		0.01	(0.10)
Total basic earnings (loss) per share	$ 0.83	$0.09	$0.01	$(0.10)
Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share	$ 0.08	$0.08	$ -	$ -
Diluted undistributed earnings (loss) per share	0.73		0.01	(0.10)
Total diluted earnings (loss) per share	$ 0.81	$0.08	$0.01	$(0.10)
Weighted average number of common shares
Basic	177.3	182.8	79.2	78.0
Common stock equivalents	5.6	7.5	1.5
Diluted	182.9	190.3	80.7	78.0

(1) Amounts represent actual dividends per share distributed.

Options to purchase shares at exercise prices greater than the average market prices of our two classes of common stock were excluded from the computation of diluted earnings per share because the effect was antidilutive. Additionally, for the three months and six months ended December 31, 2006, options to purchase shares of Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three months and six months ended December 31:

	Three months ended December 31,		Six months ended December 31,
(Shares in millions)	2007	2006	2007	2006
Applera Corporation-Applied Biosystems Group Common Stock	5.8	4.4	5.9	4.6
Applera-Celera stock	2.6	7.0	2.6	6.9

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 5 – Comprehensive Gain

The components of comprehensive gain are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive gain was as follows:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Net income	$86.6	$74.5	$148.3	$ 8.5
Other comprehensive gain:
Net unrealized gains on investments	3.3	1.1	2.7	3.2
Net unrealized (gains) losses on investments reclassified into earnings	(0.1)	(0.1)	0.1	(0.3)
Net unrealized gains (losses) on hedge contracts	(4.7)	(1.5)	(14.5)	0.5
Net unrealized losses on hedge contracts reclassified into earnings	4.6	0.5	4.1	0.5
Foreign currency translation adjustments	1.7	3.9	15.5	6.4
Pension and postretirement benefits	0.5		1.1
Total other comprehensive gain	5.3	3.9	9.0	10.3
Total comprehensive gain	$91.9	$78.4	$157.3	$18.8

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	December 31, 2007	June 30, 2007
Raw materials and supplies	$ 55.4	$ 49.9
Work-in-process	13.4	6.3
Finished products	98.5	84.1
Total inventories, net	$167.3	$140.3

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 7 – Additional Information

Selected Accounts

The following table provides the major components of selected accounts of the Condensed Consolidated Statements of Financial Position:

(Dollar amounts in millions)	December 31, 2007	June 30, 2007
Other Current Assets
Current deferred tax asset	$ 43.3	$ 26.0
Other	143.8	163.4
Total other current assets	$187.1	$189.4
Other Long-Term Assets
Noncurrent deferred tax asset	$438.6	$499.1
Prepaid pension benefit cost	41.8	38.6
Other	143.8	87.5
Total other long-term assets	$624.2	$625.2
Other Accrued Expenses
Deferred revenue	$111.0	$107.9
Other	187.6	161.7
Total other accrued expenses	$298.6	$269.6
Other Long-Term Liabilities
Accrued postretirement benefits	$ 56.3	$ 56.3
Accrued pension benefits	63.6	59.4
Noncurrent deferred tax liability	0.8	0.8
Other	157.6	96.8
Total other long-term liabilities	$278.3	$213.3

Assets Held for Sale

In connection with the Celera group’s decision to exit its small molecule drug discovery and development programs during fiscal 2006, the Celera group decided to pursue the sale of its South San Francisco, California facility. As a result of this decision, we reclassified $11.5 million of property, plant and equipment into assets held for sale in fiscal 2006 and recorded a $5.8 million pre-tax charge that represented the write-down of the carrying amount of this facility to its then estimated market value less estimated selling costs. In fiscal 2007, we recorded an additional $6.8 million pre-tax charge for the facility. The sale of this facility is expected to occur by December 31, 2008.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 8 – Goodwill and Intangible Assets

The carrying amounts of our intangible assets were as follows:

	December 31, 2007		June 30, 2007
(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Acquired technology	$ 52.5	$17.1	$32.8	$13.3
Patents	30.1	25.7	29.9	25.1
Customer relationships	112.3	8.7	27.1	5.2
Other	2.7	1.0	1.7	0.7
Total amortized intangible assets	$197.6	$52.5	$91.5	$44.3

Unamortized intangible assets
Trade name	28.7		4.9
Total	$226.3	$52.5	$96.4	$44.3

Aggregate amortization expense was as follows:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Applied Biosystems group	$3.1	$3.3	$6.1	$6.5
Celera group	2.1		2.1
Consolidated	$5.2	$3.3	$8.2	$6.5

We record amortization expense in cost of sales, except for amortization of acquisition-related intangible assets which is recorded in the amortization of purchased intangible assets in the interim condensed consolidated statements of operations. At December 31, 2007, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Group	Consolidated
Remainder of fiscal 2008	$ 6.2	$ 5.1	$11.3
2009	12.0	10.2	22.2
2010	9.5	10.3	19.8
2011	6.2	10.2	16.4
2012	5.0	10.1	15.1

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The carrying amount of goodwill was as follows:

(Dollar amounts in millions)	Applied Biosystems Group	Celera Group	Consolidated
Balance as of June 30, 2007	$243.2	$ 2.7	$245.9
Goodwill acquired		115.2	115.2
Balance as of December 31, 2007	$243.2	$117.9	$361.1

Refer to Note 3 for information on the goodwill we acquired in connection with the Berkeley HeartLab, Inc. and Atria Genetics, Inc. acquisitions.

Note 9 – Debt and Lines of Credit

We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. Borrowings under this agreement may be made in U.S. dollars and other currencies, and bear interest at a fluctuating rate generally equal to Citibank, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 15 and 32.5 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. Commitment and facility fees are also based on our long-term senior unsecured non-credit enhanced debt ratings. As of December 31, 2007, there was $125 million outstanding under this agreement, classified as loans payable in the interim condensed consolidated statement of financial position. There were no borrowings outstanding under this agreement at June 30, 2007.

On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. If we exercise this option, we would then be required to make partial repayments each quarter, commencing after the original maturity date, equal to 3 percent of the original principal amount of the loan. Borrowings under this agreement bear interest at a fluctuating rate generally equal to Bank of America, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 20 and 40 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. There was $100 million outstanding under this agreement, classified as loans payable in the interim condensed consolidated statement of financial position, at December 31, 2007.

Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00.

The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera Corporation-Applied Biosystems Common Stock (“Applera-Applied Biosystems stock”) and were allocated entirely to the Applied Biosystems group. In August 2007, we entered into an agreement with Morgan Stanley & Co. Incorporated for the accelerated repurchase of $600 million of the Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $275 million was funded by loans payable and the balance with cash. In October 2007, 16 million shares were delivered to us. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us 1.9 million shares of Applera-Applied Biosystems stock, which supplements the shares that were received in October 2007.

The weighted average interest rate on all amounts outstanding under these agreements at December 31, 2007 was 5.40%.

In connection with the acquisition of BHL, we assumed approximately $10.8 million of floating and fixed rate debt, mostly secured by BHL’s accounts receivable and other certain fixed assets. As of December 31, 2007, approximately $0.2 million in unsecured debt remains. See Note 3 for additional information on the BHL acquisition.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 10 – Supplemental Cash Flow Information

Significant non-cash financing activity for the six months ended December 31 was as follows:

(Dollar amounts in millions)	2007	2006
Dividends declared but not paid	$7.2	$ 7.8
Tax benefit related to employee stock options	8.4	14.0
Issuances of restricted stock	2.5	2.4

Note 11 – Guarantees

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At December 31, 2007, the financing companies’ outstanding balance of lease receivables with recourse to us was $5.3 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $63 million at December 31, 2007, is not expected to have a material adverse effect on our interim condensed consolidated statement of financial position.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table provides an analysis of the warranty reserve for the six months ended December 31:

(Dollar amounts in millions)	2007	2006
Balance beginning of period	$12.1	$10.6
Accruals for warranties	7.7	8.0
Usage of reserve	(8.8)	(8.2)
Other*	(0.3)
Balance at December 31	$10.7	$10.4

* Other consists of accrual adjustments to reflect actual experience and currency translation.

Note 12 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and six month periods ended December 31 were as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollar amounts in millions)	2007	2006	2007	2006
Pension
Service cost	$ 0.9	$ 0.8	$ 1.8	$ 1.8
Interest cost	11.2	10.9	22.5	21.8
Expected return on plan assets	(12.2)	(11.7)	(24.5)	(23.3)
Amortization of prior service cost	0.2	0.2	0.5	0.4
Amortization of losses	0.7	1.4	1.4	2.6
Net periodic expense	$ 0.8	$ 1.6	$ 1.7	$ 3.3
Postretirement Benefit
Service cost	$ 0.1	$ -	$ 0.1	$ 0.1
Interest cost	0.7	0.9	1.4	1.8
Amortization of gains		(0.1)		(0.2)
Net periodic expense	$ 0.8	$ 0.8	$ 1.5	$ 1.7

We contributed approximately $1 million to our foreign and non-qualified domestic plans during the six months ended December 31, 2007, and expect to contribute an additional $2 million during the remainder of fiscal 2008. Based on the level of our contributions to the qualified U.S. pension plan during previous years, combined with the performance of the assets invested in the plan, we do not expect to have to fund our qualified U.S. pension plan in fiscal 2008 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $3 million under the postretirement plan during the six months ended December 31, 2007, and we expect to make approximately $3 million of additional benefit payments during the remainder of fiscal 2008.

Note 13 – Contingencies

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

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

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six patents. Four of these patents are assigned to Yale University and licensed exclusively to Enzo Biochem, i.e., U.S. Patent No. 4,476,928, entitled “Modified Nucleotides and Polynucleotides and Complexes Formed Therefrom,” U.S. Patent No. 5,449,767, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing Same,” U.S. Patent No. 5,328,824 entitled “Methods of Using Labeled Nucleotides,” and U.S. Patent No. 4,711,955, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing and Using Same.” These four patents have since expired. The other two patents are assigned to Enzo Life Sciences, i.e., U.S. Patent No. 5,082,830 entitled “End Labeled Nucleotide Probe” and U.S. Patent No. 4,994,373 entitled “Methods and Structures Employing Compoundly – Labeled Polynucleotide Probes.” The allegedly infringing products include the Applied Biosystems group’s sequencing reagent kits, its TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with its Expression Array System. Enzo Biochem, Enzo Life Sciences, and Yale University are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. In August and September, 2007, the court issued a series of orders favorable to Applera and dismissing all of these claims, but those orders may be appealed by Enzo to the United States Court of Appeals for the Federal Circuit.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

expenses, and other relief as the court deems proper. We have answered the complaint and counterclaimed for declaratory relief that the ’784 patent is invalid and not infringed, and are seeking dismissal of Thermo Finnigan’s complaint, a judgment that the ’784 patent is invalid and not infringed, costs and expenses, and other relief as the court deems proper.

We filed a complaint for patent infringement against Michigan Diagnostics LLC on March 26, 2007, in the U.S. District Court for the District of Massachusetts. We amended the complaint on April 5, 2007. The amended complaint alleges infringement by Michigan Diagnostics of U.S. Patent Nos. 6,514,717, 6,322,727 and 6,107,024, which are related to chemiluminescent products and methods, and seeks monetary damages, costs, expenses, injunctive, and other relief as the court deems proper. Michigan Diagnostics filed an answer and counterclaims to our complaint on January 7, 2008, seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of approximately 60 patents related to chemiluminescent products and methods, and including antitrust claims based on our alleged misconduct in our alleged enforcement of those patents. Previously, on May 14, 2007, Michigan Diagnostics filed a separate complaint against Applera in the U.S. District Court for the Eastern District of Michigan, which was transferred to U.S. District Court for the District of Massachusetts in November 2007. This transferred complaint made substantially the same allegations as in the answer and counterclaims described above and sought substantially the same relief. However, on January 29, 2008, the court terminated this transferred case.

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

Note 14 – Discontinued Operations

During fiscal year 2008, in the first quarter, we received $12.9 million in cash related to the settlement of German tax audits related to one of our former German affiliates.

Note 15 – Segment and Consolidating Information

Business Segments

We are organized based on the products and services that we offer. We operate in the life science and healthcare industries through two reportable segments: the Applied Biosystems group and the Celera group. We collectively refer to the Applied Biosystems group and the Celera group as the groups. The Applied Biosystems group serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries and develop new pharmaceuticals. The Applied Biosystems group’s products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: human identity testing (forensic and paternity testing); “biosecurity,” which refers to products needed in

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, such as testing required for food and pharmaceutical manufacturing. The Celera group is a diagnostics business delivering personalized disease management through a combination of products and services incorporating proprietary discoveries. BHL, a subsidiary of the Celera group, offers clinical laboratory testing services to characterize cardiovascular disease risk and optimize patient management. The Celera group also commercializes a wide range of molecular diagnostic products through its strategic alliance with Abbott Laboratories and has licensed its diagnostic technologies to clinical laboratories to provide personalized disease management in cancer and liver diseases.

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

See Note 16 to our consolidated financial statements included in our 2007 Annual Report to Stockholders for the management and allocation policies applicable to the attribution of assets, liabilities, revenues and expenses to the segments (which information is incorporated in this quarterly report by reference).

Transactions between Segments

The following table presents net revenue recorded by the Applied Biosystems group from leased instruments and sales of consumables and project materials to the Celera group:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Applied Biosystems Group
Sales to the Celera group	$0.8	$1.3	$1.5	$2.4

Additionally, in accordance with our tax allocation policy, the Applied Biosystems group received, without reimbursement to the Celera group, $7.3 million in the first six months of fiscal 2008 and $13.3 million in the first six months of fiscal 2007, some of the tax benefits generated by the Celera group.

In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$463,153	$ 4,574	$ -	$467,727
Services	69,761	21,150		90,911
Other	28,103	14,621		42,724
Net revenues from external customers	561,017	40,345	-	601,362
Intersegment revenues	823		(823)
Total Net Revenues	561,840	40,345	(823)	601,362
Products	202,218	2,860	(220)	204,858
Services	30,061	6,703	(41)	36,723
Other	2,932	1,743		4,675
Cost of Sales	235,211	11,306	(261)	246,256
Gross Margin	326,629	29,039	(562)	355,106
Selling, general and administrative	142,230	17,878	14,963	175,071
Corporate allocated expenses	12,726	2,244	(14,970)
Research and development	44,444	10,575	(378)	54,641
Amortization of purchased intangible assets	2,611	2,105		4,716
Employee-related charges, asset impairments and other	2,878	407		3,285
Operating Income (Loss)	121,740	(4,170)	(177)	117,393
Gain on investments, net	2,611			2,611
Interest income (expense), net	(227)	4,477		4,250
Other income (expense), net	1,240	165		1,405
Income before Income Taxes	125,364	472	(177)	125,659
Provision for income taxes	39,049	164	(152)	39,061
Net Income	$ 86,315	$ 308	$ (25)	$ 86,598

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$ 868,200	$ 7,019	$ -	$ 875,219
Services	134,134	21,150		155,284
Other	59,215	28,317		87,532
Net revenues from external customers	1,061,549	56,486	-	1,118,035
Intersegment revenues	1,537		(1,537)
Total Net Revenues	1,063,086	56,486	(1,537)	1,118,035
Products	391,884	5,951	(398)	397,437
Services	58,862	6,703	(95)	65,470
Other	5,771	1,805		7,576
Cost of Sales	456,517	14,459	(493)	470,483
Gross Margin	606,569	42,027	(1,044)	647,552
Selling, general and administrative	279,385	24,499	27,681	331,565
Corporate allocated expenses	24,003	3,691	(27,694)
Research, development and engineering	94,991	21,296	(837)	115,450
Amortization of purchased intangible assets	5,223	2,105		7,328
Employee-related charges, asset impairments, and other	2,878	407		3,285
Asset dispositions and legal settlements	(7,556)			(7,556)
Operating Income (Loss)	207,645	(9,971)	(194)	197,480
Gain on investments, net	2,611			2,611
Interest income, net	3,453	11,610		15,063
Other income (expense), net	2,310	(118)		2,192
Income before Income Taxes	216,019	1,521	(194)	217,346
Provision for income taxes	68,762	548	(252)	69,058
Net Income	$ 147,257	$ 973	$ 58	$ 148,288

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at December 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 355,866	$ 47,702	$ -	$ 403,568
Short-term investments		294,713		294,713
Accounts receivable, net	411,021	30,095	(797)	440,319
Inventories, net	157,318	10,726	(705)	167,339
Prepaid expenses and other current assets	147,573	40,620	(1,118)	187,075
Total current assets	1,071,778	423,856	(2,620)	1,493,014
Property, plant and equipment, net	374,782	11,965	(134)	386,613
Goodwill and intangible assets, net	291,287	243,606		534,893
Other long-term assets	500,781	122,927	515	624,223
Total Assets	$2,238,628	$802,354	$(2,239)	$3,038,743

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ 225,000	$ 82	$ -	$ 225,082
Accounts payable	155,234	8,058	(1,559)	161,733
Accrued salaries and wages	71,550	6,967		78,517
Current deferred tax liability	16,475			16,475
Accrued taxes on income	19,610	1,007		20,617
Other accrued expenses	281,813	17,200	(421)	298,592
Total current liabilities	769,682	33,314	(1,980)	801,016
Other long-term liabilities	272,903	5,504	(141)	278,266
Total Liabilities	1,042,585	38,818	(2,121)	1,079,282

Total Stockholders’ Equity	1,196,043	763,536	(118)	1,959,461
Total Liabilities and Stockholders’ Equity	$2,238,628	$802,354	$(2,239)	$3,038,743

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

  Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities of Continuing Operations
Net income	$ 147,257	$ 973	$ 58	$ 148,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,238	5,303	(215)	43,326
Employee-related charges and other	3,719	(127)		3,592
Share-based compensation and pension	10,182	2,791		12,973
Deferred income taxes	30,651	7,894	(917)	37,628
Sale of assets and legal settlements, net	(2,611)	(68)	68	(2,611)
Nonreimbursable utilization of intergroup tax benefits	7,348	(7,348)
Changes in operating assets and liabilities:
Accounts receivable	53,895	(2,611)	579	51,863
Inventories	(22,942)	(399)	134	(23,207)
Prepaid expenses and other assets	(27,284)	(963)	(933)	(29,180)
Accounts payable and other liabilities	(12,483)	(2,165)	1,138	(13,510)
Net Cash Provided by Operating Activities of Continuing Operations	225,970	3,280	(88)	229,162
Net Cash Provided by Discontinued Operations	12,900			12,900
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(20,077)	(1,623)	179	(21,521)
Proceeds from maturities of available-for-sale investments		63,919		63,919
Proceeds from sales of available-for-sale investments	213,850	243,027		456,877
Purchases of available-for-sale investments	(12,553)	(70,160)		(82,713)
Acquisitions and investments, net of cash acquired	(179)	(214,437)		(214,616)
Proceeds from the sale of assets, net	3,331	485	(91)	3,725
Net Cash Provided by Investing Activities of Continuing Operations	184,372	21,211	88	205,671
Financing Activities
Net change in revolving credit line	125,000			125,000
Proceeds from loan payable	100,000			100,000
Payments on loans payable and debt		(10,560)		(10,560)
Dividends	(15,539)			(15,539)
Purchases of common stock for treasury	(601,505)			(601,505)
Proceeds from stock issued for stock plans and other	40,541	3,735		44,276
Net Cash Used by Financing Activities of Continuing Operations	(351,503)	(6,825)		(358,328)
Effect of Exchange Rate Changes on Cash	(9,040)			(9,040)
Net Change in Cash and Cash Equivalents	62,699	17,666		80,365
Cash and Cash Equivalents Beginning of Period	293,167	30,036		323,203
Cash and Cash Equivalents End of Period	$ 355,866	$ 47,702	$ -	$ 403,568

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$440,088	$ 2,758	$ -	$442,846
Services	60,782			60,782
Other	27,761	10,460		38,221
Net revenues from external customers	528,631	13,218	-	541,849
Intersegment revenues	1,349		(1,349)
Total Net Revenues	529,980	13,218	(1,349)	541,849
Products	205,905	4,397	(500)	209,802
Services	26,622		(83)	26,539
Other	2,956	99		3,055
Total Cost of Sales	235,483	4,496	(583)	239,396
Gross Margin	294,497	8,722	(766)	302,453
Selling, general and administrative	134,229	5,557	15,056	154,842
Corporate allocated expenses	13,295	1,768	(15,063)
Research and development	50,876	11,935	(651)	62,160
Amortization of purchased intangible assets	2,842			2,842
Employee-related charges, asset impairments and other		2,513		2,513
Asset dispositions and legal settlements	(7,788)	(2,357)		(10,145)
Operating Income (Loss)	101,043	(10,694)	(108)	90,241
Interest income, net	3,391	6,954		10,345
Other income (expense), net	927	112		1,039
Income (Loss) before Income Taxes	105,361	(3,628)	(108)	101,625
Provision (benefit) for income taxes	30,579	(3,142)	(301)	27,136
Net Income (Loss)	$ 74,782	$ (486)	$ 193	$ 74,489

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Six Months Ended December 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$ 828,684	$ 5,244	$ -	$ 833,928
Services	118,922			118,922
Other	56,205	18,203		74,408
Net revenues from external customers	1,003,811	23,447	-	1,027,258
Intersegment revenues	2,442		(2,442)
Total Net Revenues	1,006,253	23,447	(2,442)	1,027,258
Products	399,281	8,041	(861)	406,461
Services	51,291		(154)	51,137
Other	5,626	256		5,882
Total Cost of Sales	456,198	8,297	(1,015)	463,480
Gross Margin	550,055	15,150	(1,427)	563,778
Selling, general and administrative	257,774	11,204	28,249	297,227
Corporate allocated expenses	24,900	3,362	(28,262)
Research, development and engineering	95,991	25,156	(1,085)	120,062
Amortization of purchased intangible assets	5,579			5,579
Employee-related charges, asset impairments and other		6,013		6,013
Asset dispositions and legal settlements	1,299	(2,357)		(1,058)
Acquired research and development	114,251			114,251
Operating Income (Loss)	50,261	(28,228)	(329)	21,704
Gain on investments, net	209			209
Interest income, net	6,021	13,537		19,558
Other income (expense), net	2,241	215		2,456
Income (Loss) before Income Taxes	58,732	(14,476)	(329)	43,927
Provision (benefit) for income taxes	42,672	(6,939)	(283)	35,450
Net Income (Loss)	$ 16,060	$ (7,537)	$ (46)	$ 8,477

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at June 30, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 293,167	$ 30,036	$ -	$ 323,203
Short-term investments	201,297	531,460		732,757
Accounts receivable, net	446,833	6,258	(218)	452,873
Inventories, net	132,094	8,826	(571)	140,349
Prepaid expenses and other current assets	161,040	30,360	(1,995)	189,405
Total current assets	1,234,431	606,940	(2,784)	1,838,587
Property, plant and equipment, net	383,594	7,386	(170)	390,810
Goodwill and intangible assets, net	295,298	2,663		297,961
Other long-term assets	473,281	151,694	207	625,182
Total Assets	$2,386,604	$768,683	$(2,747)	$3,152,540

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 161,440	$ 3,016	$(1,791)	$ 162,665
Accrued salaries and wages	99,694	8,858		108,552
Current deferred tax liability	15,633			15,633
Accrued taxes on income	51,212	15,489		66,701
Other accrued expenses	259,743	10,463	(583)	269,623
Total current liabilities	587,722	37,826	(2,374)	623,174
Other long-term liabilities	208,550	4,959	(197)	213,312
Total Liabilities	796,272	42,785	(2,571)	836,486

Total Stockholders’ Equity	1,590,332	725,898	(176)	2,316,054
Total Liabilities and Stockholders’ Equity	$2,386,604	$768,683	$(2,747)	$3,152,540

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended December 31, 2006

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities
Net income (loss)	$ 16,060	$ (7,537)	$ (46)	$ 8,477
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	39,405	3,391	(150)	42,646
Asset impairments		3,000		3,000
Employee-related charges and other		3,013		3,013
Share-based compensation programs	7,422	1,473		8,895
Deferred income taxes	(3,960)	6,134	(1,465)	709
Sale of assets and legal settlements, net	(209)			(209)
Acquired research and development	114,251			114,251
Nonreimbursable utilization of intergroup tax benefits	13,309	(13,309)
Changes in operating assets and liabilities:
Accounts receivable	(6,578)	3,711	329	(2,538)
Inventories	(11,270)	(116)	353	(11,033)
Prepaid expenses and other assets	(5,892)	(4,324)	(3,284)	(13,500)
Accounts payable and other liabilities	(38,776)	(10,585)	4,217	(45,144)
Net Cash Provided (Used) by Operating Activities	123,762	(15,149)	(46)	108,567
Investing Activities
Additions to property, plant and equipment, net	(27,283)	(1,214)	46	(28,451)
Proceeds from maturities of available-for-sale investments		130,745		130,745
Proceeds from sales of available-for-sale investments	29,113	248,495		277,608
Purchases of available-for-sale investments	(76,334)	(411,437)		(487,771)
Acquisitions and investments	(121,403)			(121,403)
Proceeds from the sale of assets, net	322			322
Net Cash Used by Investing Activities	(195,585)	(33,411)	46	(228,950)
Financing Activities
Dividends	(15,411)			(15,411)
Purchases of common stock for treasury	(59,856)			(59,856)
Proceeds from stock issued for stock plans and other	63,463	11,121		74,584
Net Cash Provided (Used) by Financing Activities	(11,804)	11,121		(683)
Effect of Exchange Rate Changes on Cash	6,220			6,220
Net Change in Cash and Cash Equivalents	(77,407)	(37,439)		(114,846)
Cash and Cash Equivalents Beginning of Period	373,921	60,270		434,191
Cash and Cash Equivalents End of Period	$ 296,514	$ 22,831	$ -	$ 319,345

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Celera group is a diagnostics business delivering personalized disease management through a combination of products and services incorporating proprietary discoveries. Berkeley HeartLab, Inc. (“BHL”), a subsidiary of the Celera group, offers clinical laboratory testing services to characterize cardiovascular disease risk and optimize patient management. The Celera group also commercializes a wide range of molecular diagnostic products through its strategic alliance with Abbott Laboratories and has licensed its diagnostic technologies to clinical laboratories to provide personalized disease management in cancer and liver diseases.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

On August 8, 2007, we announced that our board of directors has retained Morgan Stanley & Co. Incorporated to explore alternatives to our current tracking stock structure, including the possibility of creating independent publicly-traded companies in place of our two business groups, the Applied Biosystems group and the Celera group. In January 2008, we reiterated a preference of our board of directors to dissolve the current tracking stock structure and create separate, publicly traded companies for the Applied Biosystems group and the Celera group. Although no final decision has been reached, we expect to file a registration statement with the Securities and Exchange Commission (“SEC”) by the end of the third quarter of fiscal 2008 in an effort to finalize a separation by June 30, 2008, the end of our 2008 fiscal year. We intend to update shareholders as the analysis is completed and the decision is finalized. No assurances can be given that the board will ultimately authorize such a transaction or that, if authorized, such a transaction will be consummated.

More information about the risks relating to our capital structure, particularly our two classes of capital stock, is contained in our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission.

Our fiscal year ends on June 30. The financial information for both segments is presented in Note 15 to our interim condensed consolidated financial statements, Segment and Consolidating Information. Management’s discussion and analysis addresses the consolidated financial results followed by the discussions of our two segments.

Business Developments:

Listed below are significant business developments since the filing of our last Quarterly Report on Form 10-Q on November 7, 2007.

Applied Biosystems Group

•

In January 2008, Morgan Stanley exercised its option to settle an accelerated share repurchase transaction and delivered to us 1.9 million shares of Applera-Applied Biosystems stock. These new shares supplement the 16 million shares that were received in October 2007. See Note 9 to our interim condensed consolidated financial statements for more information on the accelerated share repurchase.

•

Also in January 2008, the Applied Biosystems group launched its SOLiD system service provider program and named its first four participants. The program enables researchers who don’t own or can’t access SOLiD system technology an effective channel for generating high-quality genomic data at a reasonable cost and/or evaluating our next-generation sequencing technology prior to system purchase.

•	In December 2007, our board of directors named Mark P. Stevenson a Senior Vice President of Applera and President and Chief Operating Officer of the Applied Biosystems group.

•

Also in December, the Applied Biosystems group launched GeneMapper® ID-X, a powerful new software application designed to help forensic laboratories deliver faster DNA results by automating routine DNA data analysis, facilitating more efficient manual review of complex samples and improving the overall workflow of forensic analysis. GeneMapper ID-X software is an expert system developed with feedback obtained from many of the more than a thousand forensic laboratories that the Applied Biosystems group supports worldwide.

•

In November 2007, the Applied Biosystems group announced an exclusive agreement and collaboration with BioTrove, Inc. to deploy and market TaqMan® genotyping assays on BioTrove’s mid-density OpenArray platform, enabling customers to cost-effectively identify tens to hundreds of single nucleotide polymorphisms (SNPs) in thousands of samples. The product offering is expected to address commercial screening applications in human health and agriculture.

Celera Group

•

In January 2008, the Celera group published three papers in the Journal of the American College of Cardiology reporting that a variant of the gene encoding kinesin-like protein 6 (“KIF6”) is associated with up to a 55% increased risk of primary and recurrent coronary heart disease events. These research studies included a total of more than 30,000 individuals, among whom about 60% are carriers of this risk variant. The studies also showed that the excess risk associated with the KIF6 variant was virtually eliminated by pravastatin (Pravachol®) therapy and that high-dose atorvastatin (Lipitor®) therapy reduced risk in carriers of the KIF6 risk variant more effectively than moderate-dose pravastatin therapy in acute coronary syndrome patients.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

In January 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics N.V., Ghent, Belgium against Abbott Laboratories in selling hepatitis C virus (“HCV”) genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the products are manufactured by the Celera group and sold through its alliance with Abbott.

•

In January 2008, Abbott received CE mark certification for a new Chlamydia Real Time PCR test. This is a newly formulated, and highly sensitive, molecular test, which is performed on the m2000 system, and is capable of detecting a recently identified new variant strain of Chlamydia trachomatis.

•

In January 2008, Laboratory Corporation of America® Holdings (“LabCorp”) commenced the commercialization of the first of two breast cancer assays based on the Celera group’s estrogen/progesterone receptor discoveries. These assays were developed under a license agreement that allows LabCorp to select from among the Celera group’s genomic findings to develop and commercialize two molecular oncology laboratory service tests.

•

In January 2008, the Celera group restructured management to support the integration of the BHL and Atria Genetics Inc. (“Atria”) acquisitions. Michael Zoccoli, Ph.D., was promoted to the position of General Manager of the Celera group’s in vitro diagnostic product business. Dr. Zoccoli joined the Celera group in 2002, and in this new position he will oversee all product development, manufacturing, quality, regulatory and product support activities in the Celera group’s in vitro diagnostic product business.

•	In November 2007, the Celera group and Ipsen entered into a pharmacogenomics research collaboration to develop biomarker and pharmacogenomic tests for patients with growth failure.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first six months of fiscal 2008, except for our revenue recognition policy, as described below, due to the acquisition of BHL in October 2007. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2007 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Revenue Recognition

The following describes only the areas that are most subject to our judgment. Refer to Note 1, Accounting Policies and Practices, to our interim condensed consolidated financial statements for a more detailed discussion of our revenue recognition policy.

In the normal course of business, we enter into arrangements whereby revenues are derived from multiple deliverables. In these revenue arrangements, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

We recognize royalty revenues when earned over the term of the agreement in exchange for the grant of licenses to use our products or some technologies for which we hold patents. We recognize revenue for estimates of royalties earned during the applicable period, based on historical activity, and make revisions for actual royalties received in the following quarter. Historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue upon the receipt of cash or royalty statements from our licensees.

A portion of the Celera group’s reported net revenues include patient test service revenues associated with BHL’s operations. We recognize patient test service revenues upon completion of the testing process and when the test results are sent to the ordering physicians. Billings for services reimbursed by third-party payors, including Medicare, are recorded net of allowances for differences between amounts billed and the estimated receipts from such payors. For the second quarter of fiscal 2008, revenue from Medicare patients represented approximately 39% of the total BHL patient test service revenues. Payment arrangements with third parties, such as Medicare and some insurance companies, include predetermined rates for patient tests. Adjustments to the estimated receipts, based on final settlement with the third-party payors, including Medicare, are recorded in revenue upon settlement.

With regard to patient test services, the Celera group has an established process to estimate and review the collectibility of its receivables based on the period of time the receivables have been outstanding. The Celera group’s process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection experience, and other external factors that could affect the collectibility of its receivables. The process includes the close monitoring of billings and the collection experience, which helps reduce the risks of material revisions to allowance estimates.

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

Income/(charge)	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Severance and benefit costs	$(3.7)	$ -	$(3.7)	$ -
Asset impairments		(3.0)		(3.0)
Other	0.4	(0.1)	0.4	(3.6)
Reduction of expected costs		0.6		0.6
Total employee-related charges, asset impairments and other	$(3.3)	$(2.5)	$(3.3)	$ (6.0)
Other events impacting comparability:
Revenue from sale of small molecule program	$ -	$ 2.5	$ -	$ 2.5
Asset dispositions and legal settlements		10.2	7.6	1.1
Acquired research and development				(114.3)
Investment gains	2.6		2.6
Tax items	(0.5)	1.0	(2.3)	9.8

Acquisitions

In October 2007, we acquired BHL for $193.2 million in cash, including transaction costs. BHL, a privately held company with operations in Burlingame and Alameda, California, is a cardiovascular healthcare company with a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory that provides a broad portfolio of testing and disease management services focused on the secondary prevention market. We believe that the acquisition will provide the Celera group with a commercial infrastructure to bring its new genetic tests to the U.S. cardiovascular market. Additionally, BHL is expected to provide opportunities for the Celera group to commercialize new tests and technologies and to gain economies of scale and improve its margins as a consequence of the vertical integration with BHL’s clinical laboratory service business.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

In late October 2007, we acquired substantially all of the assets of Atria, a privately held company based in South San Francisco, CA, for $33.3 million in cash, including transaction costs. Atria has a line of human leukocyte antigen (“HLA”) testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition is a strategic fit for the Celera group providing direct access to the niche market of tissue typing in the transplantation and bone marrow registry market.

The net assets and results of operations of BHL and Atria have been included in our condensed consolidated financial statements since their respective acquisition dates, and have been allocated to the Celera group. For further information on these acquisitions, see Note 3 to our interim condensed consolidated financial statements.

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

At the date of acquisition, the project was in the development stage and approximately 30% complete. The work on this project was completed in September 2007. The following table briefly describes the APG project.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the interim condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Applied Biosystems group

Fiscal 2008

During the second quarter of fiscal 2008, the Applied Biosystems group recorded a pre-tax charge of $2.9 million for severance costs for 41 employees. The charge resulted from the realignment of the Applied Biosystems group’s organization to support market dynamics and it plans on redirecting the savings into other strategic initiatives. All of the affected employees were notified as of December 31, 2007, and are expected to be terminated by June 30, 2008. During the second quarter of fiscal 2008, we made cash payments of $0.8 million related to this charge. Cash expenditures were funded by cash provided by operating activities. The remaining cash expenditures of $2.1 million are expected to be paid by the June 30, 2008.

Charges prior to fiscal 2007

During the first six months of fiscal 2008, the Applied Biosystems group made cash payments of approximately $0.7 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $1.0 million as of December 31, 2007 are expected to be disbursed by fiscal 2011. In accordance with Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the excess facility lease space charge included a reduction for future estimated sublease rentals for the property. A sublease rental was not obtained for the property and over the course of the lease, additional charges of $0.6 million were recorded in operating expenses. Additionally, in the second quarter of fiscal 2007, a charge of $0.5 million was recorded in operating expenses to reserve for additional estimated costs under the lease.

Celera group

Fiscal 2008

During the second quarter of fiscal 2008, the Celera group recorded a pre-tax charge of $0.4 million related to a reduction in the Celera group’s proteomic-based activities. This charge was in addition to a charge recorded in the fourth quarter of fiscal 2007, as described below. The charge was primarily comprised of a $0.8 million charge for severance costs for approximately 20 employees, partially offset by a gain of $0.4 million from the disposal of equipment related to proteomic-based activities. All of the affected employees were notified by October 31, 2007, and are expected to be terminated by the end of the third quarter of fiscal 2008. During the second quarter of fiscal 2008, we made net cash payments of $0.5 million related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.3 million are expected to be paid by the third quarter of fiscal 2008. This action was intended to continue to improve the Celera group’s financial results, in part due to lower operating expenses.

Fiscal 2007

During the fourth quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Celera group’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. During the first six months of fiscal 2008, we made cash payments of $0.5 million, which represent the remaining payments related to this charge. Cash expenditures were funded by available cash. This action was intended to continue to improve the Celera group’s financial results, in part due to lower operating expenses.

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

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group has agreed to share the cost of this litigation, including the damage award described above. Abbott appealed the judgment. On January 17, 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics against Abbott in selling HCV genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement.

Charges prior to fiscal 2007

During fiscal 2006, the Celera group recorded pre-tax charges of $26.4 million related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of $12.8 million of employee-related charges, $9.8 million of asset impairments, $1.2 million of excess lease space, and $2.6 million of other disposal costs. The remaining required cash expenditures of $0.8 million as of December 31, 2007, the majority of which related to the asset impairment of an owned facility, are expected to be disbursed by December 31, 2008.

During the first six months of fiscal 2008, the Celera group made net cash payments of approximately $0.4 million related to an excess facility lease space charge that was recorded in fiscal 2005. The remaining net cash expenditures of approximately $2.3 million as of December 31, 2007 related to this charge are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Revenue from sale of small molecule program

In the second quarter of fiscal 2007, the Celera group recorded $2.5 million in net revenues from the sale of a small molecule drug discovery and development program to Schering AG. The Celera group had recorded an initial $2.5 million in the fourth quarter of fiscal 2006 when the agreement for the sale of the program was executed.

Asset dispositions and legal settlements

The following items have been recorded in the interim condensed consolidated statements of operations in asset dispositions and legal settlements.

Fiscal 2008

In the first quarter of fiscal 2008, the Applied Biosystems group recorded a $7.6 million pre-tax gain primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Fiscal 2007

In the second quarter of fiscal 2007, the Applied Biosystems group recorded a $4.8 million pre-tax benefit related to the settlement of a patent infringement claim and a $3.0 million pre-tax benefit related to our collection from a third party of a portion of its liability relative to the settlement of a prior legal dispute. Additionally in the second quarter of fiscal 2007, the Celera group recorded a $2.4 million pre-tax benefit related to the settlement of a litigation matter associated with the former Online/Information Business, an information products and service business.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Investments

The Applied Biosystems group recorded a pre-tax gain of $2.6 million in gain on investments in the second quarter of fiscal 2008 from the sale of a non-strategic minority equity investment.

Tax items

Fiscal 2008

In the second quarter of fiscal 2008, the Applied Biosystems group recorded tax charges of $0.5 million primarily related to foreign tax settlements. In the first quarter of fiscal 2008, the Applied Biosystems group recorded tax charges of $1.8 million primarily related to the recalculation of deferred tax assets as a result of a decrease in the statutory tax rate in Germany.

Fiscal 2007

In December 2006, the President of the U.S. signed the Tax Relief and Health Care Act of 2006, which extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1 and June 30, 2006. In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for German net operating loss carryforwards.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)		2007	2006	% Increase/ (Decrease)
Net revenues	$601.4	$541.9	11.0%		$1,118.0	$1,027.3	8.8%
Cost of sales	246.2	239.4	2.8%		470.4	463.5	1.5%
Gross margin	355.2	302.5	17.4%		647.6	563.8	14.9%
SG&A expenses	175.1	154.9	13.0%		331.6	297.2	11.6%
R&D	54.7	62.2	(12.1%	)	115.5	120.1	(3.8%	)
Amortization of purchased intangible assets	4.7	2.9	62.1%		7.3	5.6	30.4%
Employee-related charges, asset impairments and other	3.3	2.5	32.0%		3.3	6.0	(45.0%	)
Asset dispositions and legal settlements		(10.2)	(100.0%	)	(7.6)	(1.1)	590.9%
Acquired research and development						114.3	(100.0%	)
Operating income	117.4	90.2	30.2%		197.5	21.7	810.1%
Gain on investments, net	2.6				2.6	0.2
Interest income, net	4.3	10.4	(58.7%	)	15.1	19.6	(23.0%	)
Other income (expense), net	1.4	1.0	40.0%		2.1	2.4	(12.5%	)
Income before income taxes	125.7	101.6	23.7%		217.3	43.9	395.0%
Provision for income taxes	39.1	27.1	44.3%		69.0	35.4	94.9%
Net income	$ 86.6	$ 74.5	16.2%		$ 148.3	$ 8.5
Percentage of net revenues:
Gross margin	59.1%	55.8%			57.9%	54.9%
SG&A expenses	29.1%	28.6%			29.7%	28.9%
R&D	9.1%	11.5%			10.3%	11.7%
Operating income	19.5%	16.6%			17.7%	2.1%

Effective income tax rate	31.1%	26.7%			31.8%	80.6%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Income (charge) included in income before income taxes	$(0.7)	$10.2	$6.9	$(116.7)
Provision (benefit) for income taxes	0.3	2.3	4.5	(10.4)

Net income increased in the second quarter and first six months of fiscal 2008 compared to the prior year periods primarily due to the previously described events impacting comparability, higher net revenues and gross margin, and lower R&D expenses, partially offset by higher SG&A expenses. The net effect of foreign currency on our net income was a benefit of approximately $9 million during the second quarter of fiscal 2008 and approximately $15 million during the first six months of fiscal 2008 as compared to the prior year periods. Read our discussion of segments for information on their financial results.

Net revenues, which include the favorable effects of foreign currency, increased in the second quarter and first six months of fiscal 2008 compared with the prior year periods. The effect of foreign currency increased net revenues by approximately 4% in the second quarter of fiscal 2008 and 3% in the first six months of fiscal 2008 as compared to the prior year periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Net revenues at the Applied Biosystems group increased for the second quarter and first six months of fiscal 2008, driven by strength in the Real-Time PCR/Applied Genomics product category, primarily due to higher sales of consumables products. The Mass Spectrometry product category slightly increased due to higher instrument service contract revenues, which were almost entirely offset by lower instrument revenues. Lower instrument sales in the DNA Sequencing product category were almost entirely offset by higher consumables sales in that category.

•

Net revenues at the Celera group increased for the second quarter and first six months of fiscal 2008 primarily due to the acquisitions of BHL and Atria and higher diagnostic-related licensing and royalty revenues. Also favorably impacting the second quarter of fiscal 2008 were higher equalization payments from Abbott compared to the prior year quarter.

In Europe, revenues increased approximately 13% during the second quarter of fiscal 2008 as compared to the prior year quarter, including the favorable effect of foreign currency of approximately 8%. Excluding the effects of foreign currency, revenues increased by approximately 5% in Europe, primarily as a result of sales of DNA sequencing consumables, TaqMan® Gene Expression Assay products, sequence detection consumables, Q TRAP® systems, Real-Time PCR instruments and human identification consumables. This growth was partially offset by lower sales of API triple quad systems and high throughput genetic analyzers. Sales in the U.S. in the second quarter of fiscal 2008 were essentially flat with the prior year quarter as higher sales of API triple quad systems and TaqMan Gene Expression Assay products were offset by lower sales of genetic analyzers and chromatography media consumables. Revenues in Asia Pacific, other than Japan, increased by approximately 15% as compared to the prior year quarter, including a favorable impact from foreign currency of approximately 2%. This growth was led by China. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of low to medium throughput genetic analyzers and API triple quad systems. Revenues in Japan during the second quarter of fiscal 2008 decreased by approximately 10% relative to the prior year quarter, including the favorable effect of foreign currency of approximately 5%. This decrease was primarily driven by lower sales of Q TRAP systems, API triple quad systems and genetic analyzers in the region. The Asia Pacific category includes revenues from India and other countries in West Asia, which had previously been managed by our Europe region. Revenues by geographic area for the second quarter of fiscal 2007 have been reclassified to reflect this change.

During the first six months of fiscal 2008, revenues in Europe increased approximately 12% as compared to the prior year period, including the favorable effect of foreign currency of approximately 7%. Excluding the effects of foreign currency, revenues increased by approximately 5% in Europe, primarily as a result of higher sales of DNA sequencing consumables, TaqMan Gene Expression Assay products, Q TRAP systems, sequence detection consumables and human identification consumables. This growth was partially offset by lower sales of genetic analyzers and Q Star systems. Sales in the U.S. increased primarily due to higher sales of API triple quad systems, TaqMan Gene Expression Assay products, and Real-Time PCR consumables. This increase was partially offset by lower sales of genetic analyzers, low end Real-Time PCR instruments, and chromatography media consumables in the first six months of fiscal 2008. Revenues in Asia Pacific, other than Japan, increased by approximately 12% during the first six months of fiscal 2008 as compared to the prior year period, including a favorable impact from foreign currency of approximately 2%. This growth was led by China and Australia. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of genetic analyzers, human identification consumables, and RNA kits and reagents. Revenues in Japan during the first six months of fiscal 2008 decreased by approximately 4% relative to the prior year period, including the favorable effect from foreign currency of approximately 4%. This decrease was primarily driven by lower sales of API triple quad and Q TRAP systems in the region. The Asia Pacific category includes revenues from India and other countries in West Asia, which had previously been managed by our Europe region. Revenues by geographic area for the first six months of fiscal 2007 have been reclassified to reflect this change.

The higher gross margin percentage for the second quarter of fiscal 2008 as compared to the prior year quarter was primarily due to lower costs for enzymes due to a combination of improved vendor pricing and lower manufacturing costs and the favorable impact of foreign currency, all at the Applied Biosystems group, higher margin products and services due to the acquisitions of BHL and Atria and higher licensing and royalty revenues at the Celera group. Gross margin, as a percentage of net revenues, increased for the first six months of fiscal 2008 compared to the prior year period primarily due to lower costs for enzymes due to a combination of improved vendor pricing and lower manufacturing costs, the favorable impact of foreign currency, and lower royalty costs due to a renegotiation of a supply agreement with Amersham, all at the Applied Biosystems group, and higher margin products and services due to the acquisitions of BHL and Atria and higher licensing and royalty revenues at the Celera group. Partially

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

offsetting these benefits was competitive pricing and higher inventory-related costs in the Mass Spectrometry product category at the Applied Biosystems group.

SG&A expenses for the second quarter of fiscal 2008 increased compared to the prior year quarter primarily due to the inclusion of BHL expenses of approximately $12 million at the Celera group, the unfavorable impact of foreign currency of approximately $6 million and higher employee-related costs, net of lower sales commissions, of approximately $5 million, at the Applied Biosystems group. The second quarter of fiscal 2007 included approximately $1 million of integration costs related to Ambion. The second quarter of fiscal 2008 for both the Applied Biosystems group and the Celera group also included expenses related to the review of our corporate structure.

SG&A expenses for the first six months of fiscal 2008 increased compared to the prior year period primarily due to: the inclusion of BHL expenses of approximately $12 million at the Celera group; the unfavorable impact of foreign currency of approximately $8 million; higher employee-related costs, net of reduced sales commissions, of approximately $8 million, regional investments, including additional headcount, of approximately $6 million in fiscal 2008 to support growth primarily in Europe and China; and the reversal in the first quarter of fiscal 2007 of a $5 million accrual related to settled litigation, all at the Applied Biosystems group. The first six months of fiscal 2007 included approximately $3 million of integration costs related to Ambion. The first six months of fiscal 2008 for both the Applied Biosystems group and the Celera group also included expenses related to the review of our corporate structure.

R&D expenses decreased for the second quarter and first six months of fiscal 2008 compared to the prior year periods primarily as a result of lower employee-related costs at the Applied Biosystems group, the termination in June 2007 of a U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006, the timing of expenses at the Applied Biosystems group, and reduced proteomic-based target discovery and validation related activities at the Celera group, partially offset by investments in the SOLiD system program, the next-generation DNA sequencing system.

Interest income, net decreased during the second quarter and first six months of fiscal 2008 compared to the same periods last year primarily due to interest expense incurred on our loans payable in fiscal 2008 combined with lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates. The loans, which originated in fiscal 2008, were used to fund the accelerated repurchase of shares of Applera-Applied Biosystems stock, as described below.

The increase in the effective tax rate for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to an increase in earnings. The decrease in the effective tax rate for the first six months of fiscal 2008 compared to the prior year period was primarily due to the previously described events impacting comparability; in particular, the tax item recorded in the first quarter of fiscal 2007 and the charge recorded for acquired IPR&D in the first quarter of fiscal 2007 which did not generate a tax benefit.

Applera Corporation

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $698.3 million at December 31, 2007, and $1,056.0 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $125 million outstanding under this agreement at December 31, 2007. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at December 31, 2007. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. Cash provided by operating activities and our debt borrowings have been our primary source of funds over the last fiscal year.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

In April 2007, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We repurchased 3.4 million shares of Applera-Applied Biosystems stock for approximately $100 million during the fourth quarter of fiscal 2007 under this authorization. Subsequently, on August 8, 2007, we announced that our board of directors increased this authorization to $1.2 billion in the aggregate, including the $100 million discussed above, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock. Pursuant to this authorization, we entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash and $275 million was funded by bank loans, and 16 million shares of Applera-Applied Biosystems stock were delivered to us in October 2007. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us 1.9 million shares of Applera-Applied Biosystems stock. See Note 9 to our interim condensed consolidated financial statements for more information on the accelerated share repurchase. These authorizations supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, authorized share repurchases, and dividends for the next twelve months and for the foreseeable future.

(Dollar amounts in millions)	December 31, 2007	June 30, 2007
Cash and cash equivalents	$403.6	$ 323.2
Short-term investments	294.7	732.8
Total cash and cash equivalents and short-term investments	$698.3	$1,056.0
Total debt	225.1
Working capital	692.0	1,215.4
Debt to total capitalization	10.3%

Cash and cash equivalents increased for the first six months of fiscal 2008 from June 30, 2007, as cash generated from operating activities, proceeds from bank loans, net of repayments, sales and maturities of investments, net of purchases, and stock issuances exceeded the payment to Morgan Stanley for the accelerated share repurchase transaction, cash expenditures for the acquisitions of BHL and Atria, capital spending and dividends paid.

Net cash flows of continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$ 229.2	$ 108.6
Net cash from investing activities	205.7	(229.0)
Net cash from financing activities	(358.3)	(0.7)
Effect of exchange rate changes on cash	(9.0)	6.2

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Operating activities:

The increase in net cash provided from operating activities for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 resulted primarily from higher income-related cash flows, a higher source of cash in accounts receivable, and a lower use of cash in accounts payable and other liabilities, partially offset by a higher use of cash in prepaid expenses and other assets. The higher source of cash in accounts receivable was primarily due to a decrease in the days sales outstanding, as described below. The lower use of cash in accounts payable and other liabilities resulted primarily from tax refunds received in the first six months of fiscal 2008 primarily due to the completion of foreign tax audits, partially offset by the timing of royalty payments. The higher use of cash in prepaid expenses and other assets resulted primarily from higher payments in the first six months of fiscal 2008, under license and collaboration agreements, including approximately $37 million made in the second quarter of fiscal 2008. The Applied Biosystems group’s days sales outstanding was 53 days at December 31, 2007, compared to 58 days at June 30, 2007 and 55 days at December 31, 2006. The decrease resulted primarily from strong collections in Europe, Japan, and other Asia Pacific countries. Inventory on hand was 3.5 months at December 31, 2007, compared to 2.7 months at June 30, 2007. The increase was primarily related to the SOLiD system product introduction.

Investing activities:

Capital expenditures, net of disposals, for the first six months of fiscal 2008 were $6.9 million lower than in the prior year period primarily due to expenditures for the Applied Biosystems Portal in the first half of fiscal 2007. The first six months of fiscal 2008 included higher proceeds, net of purchases, from sales and maturities of available for sale investments. In October 2007, we acquired BHL and Atria for approximately $214.4 million, including transaction costs and net of cash acquired. In July 2006, we acquired APG for approximately $121 million, including transaction costs.

Financing activities:

During the first six months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. In October 2007, 16 million shares of Applera-Applied Biosystems stock were delivered to us. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us 1.9 million shares of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. During the second quarter of fiscal 2008, we repaid $50 million of these borrowings. In connection with the acquisition of BHL, we assumed approximately $10.8 million of floating and fixed rate debt, of which $10.6 million was repaid in the second quarter of fiscal 2008. See Note 9 to our interim condensed consolidated financial statements for more information on our debt.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Contractual Obligations

Our significant contractual obligations at December 31, 2007, and the anticipated payments under these obligations were as follows:

	Payments by Period
(Dollar amounts in millions)	Total	2008 (a)	2009 - 2010	2011 - 2012	Thereafter
Minimum operating lease payments (b)	$138.2	$ 21.5	$63.0	$26.6	$27.1
Purchase obligations (c)	148.4	103.4	32.4	9.5	3.1
Other long-term liabilities (d)	41.0	3.2	3.9	2.4	31.5
Total	$327.6	$128.1	$99.3	$38.5	$61.7

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was $67.9 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments.

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

(d)

We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. See Note 12 to our interim condensed consolidated financial statements contained in this report and Note 5 to our consolidated financial statements in our 2007 Annual Report to Stockholders for more information on these plans.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)		2007	2006	% Increase/ (Decrease)
Net revenues	$561.9	$530.0	6.0%		$1,063.1	$1,006.3	5.6%
Cost of sales	235.2	235.5	(0.1%	)	456.5	456.2	0.1%
Gross margin	326.7	294.5	10.9%		606.6	550.1	10.3%
SG&A expenses	155.1	147.5	5.2%		303.5	282.6	7.4%
R&D	44.4	50.9	(12.8%	)	95.0	96.0	(1.0%	)
Amortization of purchased intangible assets	2.6	2.9	(10.3%	)	5.2	5.6	(7.1%	)
Employee-related charges, asset impairments and other	2.9				2.9
Asset dispositions and legal settlements		(7.8)	(100.0%	)	(7.6)	1.3	(684.6%	)
Acquired research and development						114.3	(100.0%	)
Operating income	121.7	101.0	20.5%		207.6	50.3	312.7%
Gain on investments, net	2.6				2.6	0.2
Interest income (expense), net	(0.1)	3.4	(102.9%	)	3.5	6.0	(41.7%	)
Other income (expense), net	1.2	0.9	33.3%		2.3	2.2	4.5%
Income before income taxes	125.4	105.3	19.1%		216.0	58.7	268.0%
Provision for income taxes	39.1	30.5	28.2%		68.8	42.6	61.5%
Net income	$ 86.3	$ 74.8	15.4%		$ 147.2	$ 16.1	814.3%
Percentage of net revenues:
Gross margin	58.1%	55.6%			57.1%	54.7%
SG&A expenses	27.6%	27.8%			28.5%	28.1%
R&D	7.9%	9.6%			8.9%	9.5%
Operating income	21.7%	19.1%			19.5%	5.0%

Effective income tax rate	31.1%	29.0%			31.8%	72.6%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Income (charge) included in income before income taxes	($0.3)	$7.8	$7.3	$(115.6)
Provision (benefit) for income taxes	0.5	2.5	4.7	(9.2)

Net income increased at the Applied Biosystems group in the second quarter and first six months of fiscal 2008 compared to the prior year periods due to the previously described events impacting comparability, and higher net revenues and gross margin, partially offset by higher SG&A expenses. The net effect of foreign currency on our net income was a benefit of approximately $9 million during the second quarter of fiscal 2008 and approximately $15 million during the first six months of fiscal 2008 as compared to prior year periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and six months ended December 31:

	Three Months Ended December 31,			Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)	2007	2006	% Increase/ (Decrease)

DNA Sequencing	$146.8	$146.8	-%	$275.8	$278.3	(1%	)
% of total revenues	26%	28%		26%	28%

Real-Time PCR/Applied Genomics	200.5	172.6	16%	380.6	328.7	16%
% of total revenues	36%	32%		36%	33%

Mass Spectrometry	137.6	135.9	1%	258.7	251.9	3%
% of total revenues	24%	26%		24%	25%

Core PCR & DNA Synthesis	50.2	49.2	2%	96.8	95.4	1%
% of total revenues	9%	9%		9%	9%

Other Product Lines	26.8	25.5	5%	51.2	52.0	(2%	)
% of total revenues	5%	5%		5%	5%

Total	$561.9	$530.0	6%	$1,063.1	$1,006.3	6%

The effect of foreign currency increased net revenues by approximately 4% in the second quarter of fiscal 2008 and approximately 3% in the first six months of fiscal 2008 as compared to the prior year periods.

Real-Time PCR/Applied Genomics:

•

Revenues in the Real-Time PCR/Applied Genomics product category increased in both the second quarter and six month periods compared to the prior year periods primarily due to higher sales of consumable products, including TaqMan Gene Expression Assay products, human identification kits used in forensics, sequence detection consumables, and RNA kits and reagents.

•	Instrument revenues in the category increased in both the second quarter and six month periods compared to prior year periods, primarily due to sales of low end Real-Time PCR instruments.
•

Revenue from other sources increased for the second quarter and first six months of fiscal 2008 compared to the same periods last year primarily due to higher royalty and license revenues, including a real-time PCR instrument license granted as part of a patent infringement settlement, and higher service contract revenues.

Mass Spectrometry:

•

Instrument revenues in the Mass Spectrometry product category decreased in the second quarter of fiscal 2008 compared to the prior year quarter primarily due to lower sales of the QSTAR® system. Instrument revenues also decreased for the first six months of fiscal 2008 compared to the prior year period as lower sales of the QSTAR and MALDI TOF/TOF systems, were partially offset by higher sales of the Q TRAP system.

•	Revenue from other sources increased in both the second quarter and first six months of fiscal 2008 compared to the prior year periods primarily due to higher instrument service contract revenues.
•	Our applied markets Mass Spectrometry business continued to show growth in the second quarter of fiscal 2008 especially in North America and Asia.
•

Japan saw a significant market slow down in recent months due to pharmaceutical outsourcing and downsizing and competition. We have started a realignment of our organization in that region to more effectively address this market dynamic. In the emerging markets, China continued to show growth in the second quarter of fiscal 2008.

DNA Sequencing:

•

Revenues in the DNA Sequencing product category were flat for the second quarter compared to the same quarter last year due to lower instrument sales, primarily high throughput genetic analyzers, offset by higher consumables sales, including CE, or capillary electrophoresis, consumables.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Revenues decreased slightly for the first half of fiscal 2008 compared to the same period last year due to lower instrument sales, primarily low to medium throughput genetic analyzers, offset by higher consumables sales, including CE consumables.

Revenues by sources

The following table sets forth the Applied Biosystems group’s revenues by sources for the three and six month periods ended December 31:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)		2007	2006	% Increase/ (Decrease)
Instruments	$233.3	$234.4	(0.5%	)	$422.7	$431.1	(1.9%	)
Consumables	230.6	206.8	11.5%		446.8	399.6	11.8%
Other sources	98.0	88.8	10.4%		193.6	175.6	10.3%
Total	$561.9	$530.0	6.0%		$1,063.1	$1,006.3	5.6%

Instruments

For the second quarter of fiscal 2008, instrument revenues slightly decreased from the prior year quarter primarily due to lower sales of high throughput genetic analyzers and the QSTAR system, partially offset by higher sales of low end Real-Time PCR instruments. Instrument sales were affected by the transition in the DNA sequencing market to next-generation sequencing and by weakness in some Mass Spectrometry markets. For the first six months of fiscal 2008, instrument revenues decreased from the prior year period primarily due to lower sales of low to medium throughput genetic analyzers, partially offset by higher sales of low end Real-Time PCR instruments and the Q TRAP system.

Consumables

The increase in consumables sales in the second quarter and first six months of fiscal 2008 primarily reflected the strength of Real-Time PCR/Applied Genomics consumable sales. These sales increased primarily as a result of higher sales of TaqMan Gene Expression Assay products, human identification kits used in forensics, sequence detection consumables, and RNA kits and reagents. Also, favorably impacting consumables revenues were higher sales of consumables in the DNA Sequencing product category.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased in the second quarter and first six months of fiscal 2008 primarily due to higher service contract revenues, particularly in the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories, and higher royalty and license revenues, in part due to a patent infringement settlement related to a real-time instrument patent.

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and six month periods ended December 31:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)		2007	2006	% Increase/ (Decrease)
United States	$215.5	$216.3	(0.4%	)	$439.4	$435.0	1.0%
Europe	210.2	186.6	12.6%		367.0	328.5	11.7%
Asia Pacific	108.1	105.4	2.6%		207.1	199.4	3.9%
Other markets	28.1	21.7	29.5%		49.6	43.4	14.3%
Total	$561.9	$530.0	6.0%		$1,063.1	$1,006.3	5.6%

In Europe, the effect of foreign currency increased revenues by approximately 8% during the second quarter of fiscal 2008 as compared to the prior year quarter. Excluding the effects of foreign currency, revenues increased by approximately 5% in Europe, primarily as a result of sales of DNA sequencing consumables, TaqMan Gene Expression Assay products, sequence detection consumables, Q TRAP systems, Real-Time PCR instruments and

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

human identification consumables. This growth was partially offset by lower sales of API triple quad systems and high throughput genetic analyzers. Sales in the U.S. in the second quarter of fiscal 2008 were essentially flat with the prior year quarter as higher sales of API triple quad systems and TaqMan Gene Expression Assay products were offset by lower sales of genetic analyzers and chromatography media consumables. Revenues in Asia Pacific, other than Japan, increased by approximately 15% as compared to the prior year quarter, including a favorable impact from foreign currency of approximately 2%. This growth was led by China, in part due to spending in applied markets and investments by pharmaceuticals. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of low to medium throughput genetic analyzers and API triple quad systems. Revenues in Japan during the second quarter of fiscal 2008 decreased by approximately 10% relative to the prior year quarter, due to tight academic and pharmaceutical spending and competition. The effect of foreign currency increased revenues in Japan by approximately 5% during the second quarter of fiscal 2008 as compared to the prior year quarter. From a product perspective, this decrease was primarily driven by lower sales of Q TRAP systems, API triple quad systems and genetic analyzers in the region. The Asia Pacific category includes revenues from India and other countries in West Asia, which had previously been managed by our Europe region. Revenues by geographic area for the second quarter of fiscal 2007 have been reclassified to reflect this change.

During the first six months of fiscal 2008, the effect of foreign currency in Europe increased revenues by approximately 7% as compared to the prior year period. Excluding the effects of foreign currency, revenues increased by approximately 5% in Europe, primarily as a result of higher sales of DNA sequencing consumables, TaqMan Gene Expression Assay products, Q TRAP systems, sequence detection consumables and human identification consumables. This growth was partially offset by lower sales of genetic analyzers and Q Star systems. Sales in the U.S. increased primarily due to higher sales of API triple quad systems, TaqMan Gene Expression Assay products, and Real-Time PCR consumables. This increase was partially offset by lower sales of genetic analyzers, low end Real-Time PCR instruments, and chromatography media consumables in the first six months of fiscal 2008. Revenues in Asia Pacific, other than Japan, increased by approximately 12% during the first six months of fiscal 2008 as compared to the prior year period, including a favorable impact from foreign currency of approximately 2%. This growth was led by China and Australia. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of genetic analyzers, human identification consumables, and RNA kits and reagents. Revenues in Japan during the first six months of fiscal 2008 decreased by approximately 4% relative to the prior year period, including the favorable effect from foreign currency of approximately 4%. This decrease was primarily driven by lower sales of API triple quad and Q TRAP systems in the region. The Asia Pacific category includes revenues from India and other countries in West Asia, which had previously been managed by our Europe region. Revenues by geographic area for the first six months of fiscal 2007 have been reclassified to reflect this change.

Gross margin, as a percentage of net revenues, increased for the second quarter of fiscal 2008 compared to the prior year quarter primarily due to lower costs for enzymes due to a combination of improved vendor pricing and lower manufacturing costs and the favorable impact of foreign currency. Gross margin, as a percentage of net revenues, increased for the first six months of fiscal 2008 compared to the prior year period primarily due to: lower costs for enzymes due to a combination of improved vendor pricing and lower manufacturing costs, the favorable impact of foreign currency, and lower royalty costs due to a renegotiation of a supply agreement with Amersham. Partially offsetting these benefits was competitive pricing and higher inventory-related costs in the Mass Spectrometry product category. Service margin was higher in the second quarter of fiscal 2008 compared to the same quarter last year primarily due to higher instrument service contract revenue in the Real-Time PCR/Applied Genomics and Mass Spectrometry product categories and lower service costs due to the timing of repair activity. Service margin was slightly lower in the first six months of fiscal 2008 compared to the prior year period due to product mix and timing of repair activities between contract and warranty customers.

SG&A expenses for the second quarter of fiscal 2008 increased compared to the prior year quarter primarily due to the unfavorable impact of foreign currency of approximately $6 million and higher employee-related costs, net of lower sales commissions, of approximately $5 million, particularly in sales and marketing. The second quarter of fiscal 2007 included approximately $1 million of integration costs related to Ambion. The second quarter of fiscal 2008 also included expenses related to the review of our corporate structure.

SG&A expenses for the first six months of fiscal 2008 increased compared to the prior year period primarily due to: the unfavorable impact of foreign currency of approximately $8 million; higher employee-related costs, net of reduced sales commissions, of approximately $8 million, particularly in sales and marketing; regional investments, including additional headcount, of approximately $6 million in fiscal 2008 to support growth primarily in Europe and China; and the reversal in the first quarter of fiscal 2007 of a $5 million accrual related to settled litigation. The

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

second quarter of fiscal 2007 included approximately $3 million of integration costs related to Ambion. The first six months of fiscal 2008 also included expenses related to the review of our corporate structure.

R&D expenses decreased in both the second quarter and first six months of fiscal 2008 from the prior year periods primarily as a result of lower employee-related costs, the termination in June 2007 of a U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006, and the timing of expenses, partially offset by investments in the SOLiD system program.

The Applied Biosystems group recorded net interest expense in the second quarter of fiscal 2008 compared to net interest income in the second quarter of fiscal 2007. Interest expense incurred on our loans payable in fiscal 2008 was only partially offset by income from higher cash and cash equivalents and short-term investments and higher average interest rates. Interest income, net decreased during the first six months of fiscal 2008 compared to the same period in the prior year primarily due to interest expense incurred on our loans payable, partially offset by income from higher average cash and cash equivalents and short-term investments and higher average interest rates. The loans, which originated in fiscal 2008, were used to fund the accelerated repurchase of shares of Applera-Applied Biosystems stock, as described below.

The decrease in the effective tax rate for the first six months of fiscal 2008 compared to the same period last year was primarily due to the previously described events impacting comparability; in particular, the tax item recorded in the first quarter of fiscal 2007 and the charge for acquired IPR&D in the first quarter of fiscal 2007 which did not generate a tax benefit.

Applied Biosystems Group

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $355.9 million at December 31, 2007, and $494.5 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $125 million outstanding under this agreement at December 31, 2007. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at December 31, 2007. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. Cash provided by operating activities and our debt borrowings have been the Applied Biosystems group’s primary source of funds.

In April 2007, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We repurchased 3.4 million shares of Applera-Applied Biosystems stock for approximately $100 million during the fourth quarter of fiscal 2007 under this authorization. Subsequently, on August 8, 2007, we announced that our board of directors increased this authorization to $1.2 billion in the aggregate, including the $100 million discussed above, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock. Pursuant to this authorization, we entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash and $275 million was funded by bank loans, and 16 million shares of Applera-Applied Biosystems stock were delivered to us in October 2007. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us 1.9 million shares of Applera-Applied Biosystems stock. See Note 9 to our interim condensed consolidated financial statements for more information on the accelerated share repurchase. These authorizations supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

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

(Dollar amounts in millions)	December 31, 2007	June 30, 2007
Cash and cash equivalents	$355.9	$293.2
Short-term investments		201.3
Total cash and cash equivalents and short-term investments	$355.9	$494.5
Total debt	225.0
Working capital	302.1	646.7
Debt to total capitalization	15.8%

Cash and cash equivalents increased from June 30, 2007, as cash generated from operating activities, proceeds from bank loans, net of repayments, sales of investments, net of purchases, and stock issuances exceeded the payment to Morgan Stanley for the accelerated share repurchase transaction, capital spending and dividends paid.

Net cash flows of continuing operations for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$ 226.0	$ 123.8
Net cash from investing activities	184.4	(195.6)
Net cash from financing activities	(351.5)	(11.8)
Effect of exchange rate changes on cash	(9.0)	6.2

Operating activities:

Net cash from operating activities of continuing operations for the first six months of fiscal 2008 was $102.2 million higher than in the first six months of fiscal 2007. This increase resulted primarily from higher income-related cash flows, a higher source of cash in accounts receivable, and a lower use of cash in accounts payable and other liabilities, partially offset by a higher use of cash in prepaid expenses and other assets. The higher source of cash in accounts receivable was primarily due to a decrease in the days sales outstanding, as described below. The lower use of cash in accounts payable and other liabilities resulted primarily from tax refunds received in the first six months of fiscal 2008 primarily due to the completion of foreign tax audits, partially offset by the timing of royalty payments. The higher use of cash in prepaid expenses and other assets resulted primarily from higher payments in the first six months of fiscal 2008 under license and collaboration agreements, including approximately $37 million made in the second quarter of fiscal 2008. The Applied Biosystems group’s days sales outstanding was 53 days at December 31, 2007, compared to 58 days at June 30, 2007 and 55 days at December 31, 2006. The decrease resulted primarily from strong collections in Europe, Japan, and other Asia Pacific countries. Inventory on hand was 3.5 months at December 31, 2007, compared to 2.7 months at June 30, 2007. The increase was primarily related to the SOLiD system product introduction.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Investing activities:

Capital expenditures, net of disposals, for the first six months of fiscal 2008 were $7.2 million lower than in the prior year period primarily due to expenditures for the Applied Biosystems Portal in the first six months of fiscal 2007. The first six months of fiscal 2008 included higher proceeds, net of purchases, from sales of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs.

Financing activities:

During the first six months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. In October 2007, 16 million shares of Applera-Applied Biosystems stock were delivered to us. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us 1.9 million shares of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. During the second quarter of fiscal 2008, we repaid $50 million of these borrowings. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Celera Group

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	% Increase/ (Decrease)		2007	2006	% Increase/ (Decrease)
Net revenues	$40.3	$ 13.2	205.3%		$ 56.5	$ 23.4	141.5%
Cost of sales	11.3	4.5	151.1%		14.5	8.3	74.7%
Gross margin	29.0	8.7	233.3%		42.0	15.1	178.1%
R&D	10.6	12.0	(11.7%	)	21.3	25.2	(15.5%	)
SG&A expenses	20.1	7.3	175.3%		28.2	14.5	94.5%
Amortization of purchased intangible assets	2.1				2.1
Employee-related charges, asset impairments and other	0.4	2.5	(84.0%	)	0.4	6.0	(93.3%	)
Asset dispositions and legal settlements		(2.4)	(100.0%	)		(2.4)	(100.0%	)
Operating loss	(4.2)	(10.7)	(60.7%	)	(10.0)	(28.2)	(64.5%	)
Interest income, net	4.5	7.0	(35.7%	)	11.6	13.5	(14.1%	)
Other income (expense), net	0.2	0.1	100.0%		(0.1)	0.2	(150.0%	)
Income (loss) before income taxes	0.5	(3.6)	(113.9%	)	1.5	(14.5)	(110.3%	)
Provision (benefit) for income taxes	0.2	(3.1)	(106.5%	)	0.5	(7.0)	(107.1%	)
Net income (loss)	$ 0.3	$ (0.5)	(160.0%	)	$ 1.0	$ (7.5)	(113.3%	)

Effective income tax (benefit) rate	34.9%	(86.6% )			36.1%	(47.9% )

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Income (charge) included in income (loss) before income taxes	$(0.4)	$ 2.4	$(0.4)	$(1.1)
Benefit for income taxes	(0.4)	(0.3)	(0.2)	(1.5)

The Celera group reported net income in the second quarter and first six months of fiscal 2008 compared to a net loss in the second quarter and first six months of fiscal 2007. This change resulted primarily from higher net revenues and lower R&D expenses, partially offset by higher SG&A expenses.

Reported revenues for the Celera group are comprised of service and product sales, equalization payments, and license and collaboration revenues. Service sales consist primarily of sales by BHL, and product sales consist of the Celera group’s portion of sales of Atria HLA products and shipments of products manufactured by the Celera group to our alliance partner, Abbott Laboratories, at cost. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of each partner.

The second quarter fiscal 2008 reported revenues included $23.7 million of net revenues from BHL and Atria, which were acquired during the second quarter of fiscal 2008. Also contributing to the increase in reported revenues in the second quarter of fiscal 2008 compared to prior year quarter were higher diagnostic-related licensing and royalty revenues and a higher equalization payment from Abbott. The second quarter of fiscal 2007 included $2.5 million from the sale of a small molecule drug discovery and development program.

The first half fiscal 2008 reported revenues included: $23.7 million of net revenues from BHL and Atria; $3.0 million from the resale of the Celera group’s cathepsin S inhibitor program to a privately-held drug development company; $4.8 million from agreements with Siemens Medical Solutions Diagnostics, which included patent licenses for real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field; and $2.0 million from Merck & Co., Inc. as a result of the cathepsin K inhibitor program entering a Phase III clinical trial.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Also contributing to the increase in reported revenues in the first six months of fiscal 2008 compared to prior year period were higher royalties from other diagnostic licensees, partially offset by a lower equalization payment from Abbott. The first six months of fiscal 2007 included $2.5 million from the sale of a small molecule drug discovery and development program.

The increase in gross margin in the second quarter and first six months of fiscal 2008 was primarily attributable to the sales of higher margin products and services due to the acquisitions of BHL and Atria and higher licensing and royalty revenues.

R&D expenses decreased in the second quarter and first six months of fiscal 2008 compared to the prior year periods primarily due to reduced proteomic-based target discovery and validation related activities. SG&A expenses increased in the second quarter and first six months of fiscal 2008 compared to the prior year period primarily due to the inclusion of BHL expenses of approximately $12 million and expenses related to the review of our corporate structure.

Interest income, net decreased during the second quarter and first six months of fiscal 2008 as compared to the prior year period primarily due to lower average cash and cash equivalents and short-term investments, partially offset by higher average interest rates.

The change in the effective tax rate for both the second quarter and the first six months of fiscal 2008 compared to the prior year periods was primarily due to the change in relationship between nondeductible expenses and the forecasted lower net loss for fiscal 2008.

Supplemental Information

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in millions)	2007	2006	2007	2006
Equalization revenue, net	$ 4.7	$ 3.5	$ 6.9	$ 7.9
End-user sales	32.0	23.2	56.8	49.0

End-user sales consisted of products sold globally through the alliance with Abbott. End-user sales, as reported to us by Abbott, include the impact of foreign currency. Increased sales of Human Immunodeficiency Virus (“HIV”) and HCV RealTime™ viral load assays used on the m2000™ system and increased sales of the Atria HLA products and ViroSeq® HIV-1 Genotyping Systems for genotyping HIV all contributed to the growth in end-user sales for both the second quarter and first six months of fiscal 2008 compared to prior year periods. These increased sales were partially offset by lower sales of cystic fibrosis reagents and the removal of the HCV genotyping ASRs due to the injunction against sales of these products by Abbott previously issued in the litigation with Innogenetics N.V.

Celera Group

Discussion of Financial Resources and Liquidity

The Celera group had cash and cash equivalents and short-term investments of $342.4 million at December 31, 2007, and $561.5 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $125 million outstanding under this agreement at December 31, 2007. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at December 31, 2007. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. None of the above borrowings or related interest expense was allocated to the Celera group.

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

(Dollar amounts in millions)	December 31, 2007	June 30, 2007
Cash and cash equivalents	$ 47.7	$ 30.0
Short-term investments	294.7	531.5
Total cash and cash equivalents and short-term investments	$342.4	$561.5
Total debt	0.1
Working capital	390.5	569.1

Cash and cash equivalents increased from June 30, 2007, as cash generated from operating activities, proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on the acquisitions of BHL and Atria, the purchase of capital assets, and the repayment of debt assumed in the BHL acquisition.

Net cash flows for the six months ended December 31 were as follows:

(Dollar amounts in millions)	2007	2006
Net cash from operating activities	$ 3.3	$(15.1)
Net cash from investing activities	21.2	(33.4)
Net cash from financing activities	(6.8)	11.1

Operating activities:

Operating activities was a source of cash for the first six months of fiscal 2008 compared to a use of cash in the first six months of fiscal 2007. Higher income-related cash flows and a lower decrease in accounts payable and other liabilities in the first six months of fiscal 2008 were partially offset by a higher increase in accounts receivable. The lower decrease in accounts payable and other liabilities primarily resulted from higher severance, other restructuring-related payments, and timing of vendor payments in the first six months of fiscal 2007. The higher accounts receivable was due in part to the timing of the collection of licensing and milestone payments recorded in the first six months of fiscal 2007, as well as an increase in receivables related to both royalty revenues and the sale of Atria products.

Investing activities:

Net cash from investing activities for the first six months of fiscal 2008 increased compared to the first six months of fiscal 2007 primarily due to lower purchases, net of sales and maturities, of available for sale investments in the first six months of fiscal 2008. In October 2007, we acquired BHL and Atria for $214.4 million, including transaction costs and net of cash acquired.

Financing activities:

In connection with the acquisition of BHL, we assumed approximately $10.8 million of floating and fixed rate debt, of which $10.6 million was repaid in the second quarter of fiscal 2008. See Note 9 to our interim condensed consolidated financial statements for more information on our debt.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge exposures related to various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At December 31, 2007, we recorded in our interim condensed consolidated financial statements a net liability of $19.0 million related to these forward and option contracts, compared with a net asset of $2.6 million at June 30, 2007. This change was primarily attributable to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of December 31, 2007 based on a hypothetical 10% adverse change in foreign currency rates relative to the U.S. dollar. This analysis included the change in fair value of all derivative financial instruments used to hedge our forecasted third party and intercompany sales. In addition, this analysis excluded both the impact of translation on foreign currency-denominated assets and liabilities as well as the change in fair value of all derivative financial instruments used to hedge these balance sheet items as the resulting amounts would largely offset each other. As of December 31, 2007, we calculated a hypothetical after-tax loss of $22.2 million, compared to a hypothetical after-tax loss of $21.8 million at June 30, 2007. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

For further information on our market risks, refer to the discussion contained in the management’s discussion and analysis section of our 2007 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Recently Issued Accounting Pronouncements

See Note 1 to our interim condensed consolidated financial statements for a description of the effect of recently issued accounting pronouncements.

Outlook

The outlook below for both the Applied Biosystems group and the Celera group contains non-GAAP financial measures, both historical and forward-looking, and including earnings per share and operating margin adjusted to exclude some costs, expenses, gains and losses and other specified items. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from non-GAAP financial measures used by other companies. Among the items included in GAAP earnings but excluded for purposes of determining adjusted earnings or other non-GAAP financial measures that we present are: gains or losses from sales of operating assets and investments; restructuring charges, including severance charges; charges and recoveries relating to significant legal proceedings; asset impairment charges; amortization of acquired intangibles; and special tax items. In addition, for non-GAAP financial measures, we have also excluded the allocation of interperiod taxes and intercompany sales. We believe the presentation of non-GAAP financial measures provides useful information to management and investors regarding various financial and business trends relating to our financial condition and results of operations, and that when GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for GAAP financial measures. To the extent this report contains historical non-GAAP financial measures, we have also provided corresponding GAAP financial measures for comparative purposes. However, in the case of forward-looking non-GAAP financial measures, we have not provided corresponding forward-looking GAAP financial measures because these measures are not accessible to us. We cannot predict the occurrence, timing, or amount of all non-GAAP items that we exclude from our non-GAAP financial measures but which could potentially be significant to the calculation of our GAAP financial measures for future fiscal periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applied Biosystems Group

The Applied Biosystems group believes that its fiscal year 2008 outlook and financial performance could be affected by, among other things: the introduction, manufacturing ramp-up and adoption of new products, including the SOLiD system; global economic uncertainty including the level of commercial investments in life science R&D and the level of government funding for life science research; legislation and funding for applications in the applied markets; the outcome of pending litigation matters; and competitive product introductions and pricing. Subject to the inherent uncertainty associated with these factors, the Applied Biosystems group has the following expectations for fiscal 2008.

•

The Applied Biosystems group expects mid single digit revenue growth assuming current exchange rates. Revenues are expected to be comparable to the prior year level for instruments and to increase for consumables. The Applied Biosystems group anticipates growth across all product categories with the exception of Other Product Lines, where we expect a decline. Quarterly year-over-year revenue changes may be different from our annual expectations due to a variety of factors, including the timing of customer orders and disbursements of government funding.

•

The Applied Biosystems group expects gross margin improvement in fiscal 2008 compared to the fiscal 2007 gross margin of 55.3%. SG&A as a percent of total revenues is expected to be slightly higher than the prior year level of 28.3%. R&D as a percentage of total revenues is expected to be below the prior year level of 9.7%. The Applied Biosystems group expects less quarter-to-quarter fluctuation in R&D and SG&A between the third and fourth quarters of fiscal 2008 than between the first and second quarters of fiscal 2008. The average of R&D and SG&A as a percent of revenues in the first and second quarters of fiscal 2008 should be more informative about expense ratios for the remainder of fiscal 2008 than the ratios in either the first or second quarter of fiscal 2008 alone. The Applied Biosystems group expects an increase in operating margin in fiscal 2008 of approximately two hundred basis points compared to the operating margin of 17.2% in the prior year, excluding non-GAAP items in both fiscal years as described above.

•	The Applied Biosystems group expects the effective annual tax rate used to calculate non-GAAP financial measures to be approximately 31%, compared to approximately 30% in fiscal 2007.

•

The Applied Biosystems group expects that excluding the impact of currency, non-GAAP EPS will grow at a double digit rate. This includes the incremental impact of share-based compensation and the increase in the effective tax rate over fiscal 2007. The total impact of these items on fiscal 2008 non-GAAP EPS is expected to be approximately $0.05. Additionally, the Applied Biosystems group expects the accelerated share repurchase transaction to increase earnings per share by approximately two cents.

•	The total pre-tax impact of SFAS 123R (accounting for share-based compensation) in fiscal 2008 is expected to be approximately $22.0 million, with an EPS impact of approximately $0.08.

•	The Applied Biosystems group expects capital spending to be in the range of $60 to $65 million.

Other risks and uncertainties that may affect the Applied Biosystems group’s financial performance are detailed in the Forward-Looking Statements and Risk Factors section of this report.

Celera Group

The Celera group anticipates that its fiscal 2008 financial performance could be affected by, among other things: global economic uncertainty; the ability of the Celera group to successfully integrate the operations of BHL and Atria; demand for current and new diagnostic products and services, including demand for BHL services and Atria products; adoption of the m2000™ system in the U.S. and other markets; potential revenue from patent and technology licenses and collaborations; and potential changes to the U.S. Food and Drug Administration regulations governing the sale of products and services. Subject to the inherent uncertainty associated with these factors, the Celera group has the following expectations regarding its financial performance for fiscal 2008:

•	Total reported revenues are anticipated to be $135 to $145 million.

•	R&D expenses are anticipated to be $40 to $45 million, and SG&A expenses are anticipated to be $70 to $75 million.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

The Celera group anticipates that it will be profitable on a non-GAAP basis for fiscal 2008, although non-GAAP earnings may be below break-even for the third quarter of fiscal 2008 due to ongoing integration expenses from the BHL and Atria acquisitions, and costs incurred in support of the anticipated separation of the Celera group from Applera Corporation.

•

Amortization of intangibles relating to acquisitions, which are excluded in the determination of non-GAAP earnings per share, are expected to be $0.06 per share for fiscal 2008, of which approximately $0.04 per share are expected to be incurred in the last six months of fiscal 2008.

•	The total pre-tax impact of SFAS 123R (accounting for share-based compensation) in fiscal 2008 is expected to be approximately $7 million, with an EPS impact of approximately $0.06.

•	The Celera group anticipates it will end fiscal 2008 with $340 - $350 million in cash and short-term investments.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Michigan Diagnostics LLC has filed claims against us seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of approximately 60 patents related to chemiluminescent products and methods, and asserting antitrust claims based on our alleged misconduct in our alleged enforcement of those patents.

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

These cases are described in further detail in Part I, Item 3, of our 2007 Annual Report on Form 10-K under the heading “Legal Proceedings–Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Risks Relating to the Celera Group

Risks Relating to the Healthcare and Biotechnology Industries

The Celera group’s net revenues will decrease if third-party payors decide that our products and services are not approved for reimbursement. Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” Although most third-party payors currently have approved our clinical laboratory tests and the use of our diagnostic products for reimbursement, this could change if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors which may take into consideration factors such as the experimental nature of a particular test or product, or whether less expensive alternatives are available. If Medicare or any other significant third-party payor determines that our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, physicians and other healthcare providers could be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of these products could decrease or eliminate their orders of these products. This could harm our operating results and financial condition. In addition, there can be no assurance that third-party payors will approve for reimbursement any clinical laboratory tests or the use of diagnostic products sold by the Celera group in the future. For example, our clinical laboratory is developing a test we refer to as “KIF6,” to be used in personalized cardiovascular disease management, which has not yet been submitted for reimbursement to any third-party payors.

The Celera group must comply with complex billing procedures to receive payment for its clinical laboratory testing services. It is customary for providers of clinical laboratory testing services to perform tests in advance of payment and without certainty as to payment. Typically, we are reimbursed, in whole or in part, by third-party payors after providing clinical laboratory testing services. These third-party payors have different billing requirements and typically reimburse us only after we comply with a variety of payor-imposed procedures, including providing the payors with specific patient-related information. If the Celera group does not receive reimbursement from the applicable third-party payor, it is unlikely that we will be able to bill or collect from the patient and, therefore, may not be paid for our services. Also, because of the complex nature of these billing procedures, healthcare billing errors sometimes result in overpayment for services and we have, in the past, identified overpayments made to us. We investigate reported or suspected errors and take corrective action we believe appropriate, including repayment of the excess amount. Despite our efforts, government and private payors could view our efforts as inadequate and seek legal remedies against us, which could include reimbursement of overpayments, penalty payments, or potentially even criminal sanctions or exclusion from participation in Medicare.

Efforts by third-party payors, including Medicare, to reduce utilization and reimbursement rates could decrease our net revenues and profitability. Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule will end on December 31, 2008, which could result in the receipt of reduced Medicare reimbursements for our clinical laboratory testing services from Medicare. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs, and decreased test utilization for the clinical laboratory industry, and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase the Celera group’s diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

The Celera group may need to accept lower prices for some of its testing services in exchange for participating in provider networks. A large portion of the Celera group’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that we do not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that we become an in-network, participating provider of clinical laboratory testing services. Becoming an in-network, participating provider has the advantage of providing the Celera group with access to more patients for its clinical laboratory testing services and assuring that the Celera group’s clinical laboratory tests are reimbursable by the insurance company or managed care organization that has

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by the Celera group’s clinical laboratory for its testing services. Therefore, joining these networks could reduce the Celera group’s net income and harm its operating results and financial condition. On the other hand, failure to join these networks could prevent the Celera group from being reimbursed by these providers for its clinical laboratory tests altogether. In addition, reduced reimbursement rates offered to in-network, participating providers may indirectly harm the Celera group’s diagnostic product business. We believe that many of the purchasers of the Celera group’s diagnostic products that perform clinical laboratory testing services face similar pressure to become in-network, participating providers. Should these purchasers become in-network, participating providers, the reduced reimbursement rates offered to these purchasers may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

Medicare contracting reforms could change Medicare’s reimbursement policies or rates for the Celera group’s laboratory testing services. In response to a Congressional mandate, the Department of Health and Human Services is replacing the organizations that currently administer the Medicare “fee-for-service” programs with new Medicare Administrative Contractors. The fee-for-service program is the traditional Medicare program where beneficiaries choose the physician or other healthcare provider they wish to see and pay a fee for each service used. If clinical laboratory testing services are covered by Medicare, then Medicare pays the entire bill for the services and the beneficiary is not responsible for any portion of the payment. The appointment of the new contractor for our clinical laboratory testing service will take effect on July 1, 2008. We believe that the new contractor may change coverage policies or reimbursement rates that are applicable to our laboratory tests. Also, in response to a Congressional mandate, the Department of Health and Human Services is seeking to reduce clinical laboratory service costs to the Medicare program through competitive bidding among test providers. The impact of this initiative will depend on whether and when competitive bidding is introduced for testing in jurisdictions where we derive substantial revenue. The Department of Health and Human Services announced two demonstration bidding projects. The first project covers portions of southern California, from which we do not generate substantial revenue. The second project has not yet been announced. We believe that if we participate in the competitive bidding we will be forced to accept prices below Medicare’s current reimbursement rates. Conversely, if we do not participate in the bidding, we may be prohibited from providing laboratory testing services to any of the Medicare beneficiaries who reside within the applicable jurisdiction. These prohibitions or reductions of reimbursement rates in a jurisdiction from which we derive substantial revenues could harm our operating results and financial condition.

The competition in the healthcare and biotechnology industries is intensely competitive and evolving. There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. The Celera group is aware of competitors who are engaged in research and development projects that address the same diseases that the Celera group is targeting. The Celera group’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by the Celera group or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as the Celera group’s or its collaborators’ or licensees’ diagnostic products. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by the Celera group or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than the Celera group, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by the Celera group or its collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by the Celera group or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits.

In addition, our clinical laboratory testing services, and our associated disease monitoring, management, and educational services, compete primarily with existing diagnostic, detection and monitoring technologies. In particular, other companies offer clinical testing services using a traditional lipid panel test which is simpler to perform and less expensive than our more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies currently provide alternative methods for lipoprotein subclass analysis using different technologies than our testing services. Many of our actual or potential competitors may have longer

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than we have. These competitors also may have more experience in research and development, regulatory matters, and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests that have been approved for third-party reimbursement. Our current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, ours, which could make our tests noncompetitive or obsolete. We seek to distinguish our services by supplementing our clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient programs with respect to nutrition, exercise, stress reduction, and medication compliance. However, patients may not take advantage of these services and these services may not actually improve patients’ health, and these circumstances could reduce demand for our clinical laboratory testing.

The Celera group’s revenues depend on the sale of its diagnostic products to a small number of large clinical laboratories. The diagnostic testing services market, particularly in the U.S., is dominated by a small number of large clinical laboratories, including Laboratory Corporation of America Holdings and Quest Diagnostics Inc. A substantial portion of our sales of diagnostic products are made to these laboratories and, therefore, the Celera group relies on these laboratories for a substantial portion of its diagnostic product revenues. The Celera group’s inability to establish or maintain one or more of these laboratories as a customer could harm its operating results and financial condition.

The Celera group’s competitive position depends on maintaining its intellectual property protection. The Celera group’s ability to compete and to achieve and maintain profitability depends, in part, on its ability to protect its proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and other intellectual property rights, and operating without infringing the intellectual property rights of others. The Celera group’s ability to obtain patent protection for the inventions it makes, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately eighteen months after the initial filing from which priority is claimed. As a result, the Celera group may not be aware that others have filed patent applications for inventions covered by the Celera group’s patent applications and may incorrectly believe that the Celera group inventors were the first to make the invention. Accordingly, the Celera group’s patent applications may be preempted or the Celera group may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S. In addition, disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators, which could result in delays in, or prevent, the development of related products.

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

The Celera group may become involved in expensive intellectual property legal proceedings. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights relevant to diagnostic and biotechnology products and services. The intellectual property rights of biotechnology companies, including those held by the Celera group, are generally uncertain and involve complex factual, scientific,

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

and legal questions. The Celera group’s success in diagnostic product development, clinical laboratory testing, and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and its ability to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect the Celera group’s ability to develop, manufacture, and sell its products and clinical laboratory testing services.

The Celera group may initiate proceedings at the U.S. Patent and Trademark Office to determine its patent rights with respect to others. Also, the Celera group may initiate patent litigation to enforce its patent rights or invalidate patents held by others. These legal actions may similarly be initiated against the Celera group by others alleging that the Celera group is infringing their rights. The cost to the Celera group of any patent litigation or proceedings, even if the Celera group is successful, could be substantial, and these legal actions may absorb significant management time. Even if the Celera group is successful on the merits in any such proceeding, the cost of these proceedings could harm its operating results and financial condition.

If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott has been sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. In September 2006, a jury rendered a verdict against Abbott and awarded $7 million in monetary damages to Innogenetics. We have agreed to share the cost of this litigation, including these damages, with Abbott. In January 2008, the U.S. Court of Appeals for the Federal Circuit upheld the damage award, denied a permanent injunction against us or Abbott relating to the manufacture and sale of HCV genotyping products and imposed a compulsory license to us and Abbott from Innogenetics relating to these products; however, our ability to manufacture and sell these products in the future will depend on whether we can negotiate acceptable terms and conditions, particularly the royalty rate, with Innogenetics. Accordingly, we cannot predict whether and to what extent the alliance will be permitted to continue to manufacture and sell these products.

Ethical, legal, and social issues may decrease demand for the Celera group’s diagnostic products and clinical laboratory testing business. Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. For example, concerns have been expressed regarding the use of genetic test results by insurance carriers or employers to discriminate on the basis of this information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities calling for limits on, or regulation of the use of, genetic testing or prohibiting testing for genetic predisposition to some diseases, particularly those that have no known cure. Were any of these scenarios to occur, it could reduce the potential markets for the Celera group’s business and, therefore, harm its operating results and financial condition and net income.

The FDA has issued draft guidance on IVDMIAs, which may prevent others from using our diagnostic products. The FDA has issued draft guidance on a new class of laboratory developed tests called “In-Vitro Diagnostic Multivariate Index Assays” or “IVDMIAs.” This draft guidance, which was issued in 2006 and 2007, represents the FDA’s first public discussion of its position on IVDMIAs, which generally are tests developed by a single clinical laboratory for use only in that laboratory, and which combine the values of multiple variables using an interpretation function to yield a single patient-specific result for use in the diagnosis, prevention, or treatment of diseases or other conditions. If this draft guidance becomes final and is enforced, a laboratory-developed test that meets the definition of an IVDMIA could not be used for diagnostic purposes before the laboratory receives FDA clearance or approval. We do not believe that the tests currently offered by the Celera group are IVDMIAs, as set forth in the draft guidance document, and, therefore, these tests would not be directly affected. However, clinical laboratories that license some of our intellectual property might be developing tests using our intellectual property, and these laboratory-developed tests may be considered IVDMIAs by the FDA. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could delay or prevent altogether payments to us from the use of these laboratory-developed tests. Also, it is possible that some of our current or future diagnostic products could be indirectly affected because other companies might want to use our diagnostic products as part of an IVDMIA, although we are not aware of any customers that currently use our diagnostic products in this manner. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

used if developed, which in turn, could affect the demand for our products being used as a part of these tests. In addition, some of our future tests used in our clinical laboratory testing services could meet the definition of an IVDMIA and therefore require FDA clearance or approval.

Risks Relating to the Provision of Clinical Laboratory Testing Services

The Celera group needs to maintain federal and state operating licenses and similar clearances to conduct its clinical laboratory testing. The Celera group’s clinical laboratory is regulated by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. Our CLIA certification requires our clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. Our clinical laboratory in Alameda, California is also subject to license requirements imposed by the State of California. California laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. In addition, several other states, such as New York, require that we hold licenses to test specimens from patients residing in those states. Our California and New York state licenses require periodic inspections by the state laboratory licensing authorities. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, our CLIA accreditation or California, New York, or other state licenses. Any revocation, suspension, or limitation could prevent us from performing all or some of our clinical laboratory testing services and could harm our operating results and financial condition.

The Celera group’s clinical laboratory testing services are subject to federal and state anti-kickback and anti-referral laws and regulations. Federal and state anti-kickback laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their Medicare or other federally funded healthcare program patients or specimens to healthcare providers with which the physicians or their immediate family members have a financial relationship involving some types of health services. The financial relationships covered by these prohibitions include clinical laboratory services such as those provided by the Celera group. Some state laws also contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Based on our analysis of publicly-disclosed government settlements and public announcements by various government officials, we believe the federal officials responsible for administering and enforcing the healthcare laws and regulations have prioritized the elimination of healthcare fraud. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain imprecise language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel, and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, laboratories, and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

The Celera group’s clinical laboratory testing business is subject to HIPAA and other federal and state security and privacy laws and regulations. The Health Insurance Portability and Accountability Act of 1996, or HIPAA and its related privacy and security regulations establish federal standards for the uses and disclosures of individually identifiable health information, which is referred to as protected health information. In addition, we are also subject to state privacy and security laws that in some cases impose more stringent requirements than HIPAA and its related regulations. In addition, we must comply with the laws of other countries that regulate the transfer of healthcare data relating to citizens of those countries. HIPAA, as well as state and foreign privacy and security

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

regulations provide for significant fines and other penalties for the wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although HIPAA and the related regulations do not expressly provide for a private right of damages, we also could incur damages under state and foreign laws to individuals claiming that we wrongfully used or disclosed their confidential health information or other private personal information.

The Celera group relies on independent physicians, laboratories, and others to collect and process patient specimens. The Celera group has a limited internal network of specimen collection stations. We rely on physicians and clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens. Although the Celera group believes it generally pays its service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit the Celera group from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the fair market value consideration may not be sufficient incentive for them to continue providing these services. If we are unable to obtain or maintain needed collection and processing services, we would be unable to obtain patient samples for testing, which would harm our operating results and financial condition.

The Celera group’s clinical laboratory testing services depend on a single courier for the delivery of its clinical specimens. All patient specimens are sent by healthcare providers and/or other laboratories to our clinical testing laboratory by an established international overnight shipping service. We use overnight shipping because patient specimens are biological materials that can spoil if not tested on a timely basis after collection from a patient. Therefore, any interruption in shipping, even one that is short in duration, could interfere with our services and harm our business. Our courier’s shipping network relies on various modes of transportation, including trucks and airplanes. The transportation of specimens could therefore be delayed or prevented by natural or man-made disasters or other events that interfere with these modes of transportation, including earthquakes, floods, power outages, inclement weather, and terrorism. If there is a delay in the delivery of patient samples that are in-transit, we would have no way to prevent these samples from spoiling. Although there are other companies that provide similar overnight courier services, many of the circumstances that could interfere with our courier’s services likely would interfere with the services of other similar couriers. If we need to switch to a different courier because of circumstances that are unique to our courier, it could take us several days or longer to establish an agreement with a new courier, the shipping rates might not be as favorable to us, and our testing services would likely be interrupted. The inability to receive the specimens and perform our tests, even if only for a short period of time, or the loss of specimens due to shipping delays, could interrupt our business and harm our reputation.

There is a high demand for, and short supply of, key personnel needed for our clinical laboratory testing services. Our existing clinical laboratory services operations require individuals who are licensed as Clinical Laboratory Scientists in the State of California. The Celera group believes that to continue operating and to expand its clinical laboratory testing services, it must continue to attract and retain these licensed Clinical Laboratory Scientists. There is a shortage of licensed Clinical Laboratory Scientists in the State of California, and the Celera group competes for these personnel with hospitals, other clinical laboratories, and other healthcare providers. Licensed Clinical Laboratory Scientists may prefer to work for these other organizations either because of the compensation offered, the reputations of the organizations, or other personal considerations. If the Celera group is unable to attract and retain licensed Clinical Laboratory Scientists, the current operations of the group’s clinical laboratory testing services could be harmed and the future growth of those services could be delayed or prevented.

We are changing our marketing strategy for our clinical laboratory testing services, and our new strategy could harm our revenues. To date, we have focused on actively marketing our clinical laboratory testing services solely to accounts that refer large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires us to change our sales strategy, moving away from our sole focus on large-volume accounts and instead developing local market territories comprised of at least one large volume account and additional lower volume accounts located near the large-volume accounts. Therefore, part of this new strategy is the expected relocation of most of our clinical educators to establish centrally-located sites for the delivery of our patient education services. The primary duties of our clinical educators are to educate our patients in areas such as nutrition, exercise, stress reduction, and medication compliance. These marketing and organizational changes may harm the business we currently receive from our existing accounts, and under our new strategy we may not be successful in generating business from new accounts to the extent anticipated.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Risks Relating to our Research, Development, and Commercialization of Diagnostic Products

The Celera group’s research, development, and commercialization of diagnostic products is substantially dependent on a strategic alliance agreement with Abbott Laboratories. The Celera group entered into a strategic alliance agreement with Abbott for the joint discovery, development, manufacturing, and commercialization of nucleic acid-based, or molecular, diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach of the agreement by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance based upon specifically agreed upon parameters over a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within the Celera group’s control. Failure by Abbott to devote sufficient resources to this alliance or the termination of this alliance altogether could harm the Celera group’s operating results and financial condition.

The Celera group’s successful development of diagnostic products may depend on entering into other collaborations, alliances, and similar arrangements with other companies. The Celera group’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into collaborations and similar arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Although the Celera group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with the Celera group, or may not be interested in doing so on terms that we consider acceptable.

The Celera group’s development and commercialization of diagnostic products could be harmed if collaborators or licensees fail to perform under their agreements with the Celera group or if they terminate those agreements. Each of the Celera group’s existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by the Celera group’s collaborators and licensees are generally not within the Celera group’s control. The Celera group expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, the Celera group’s collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, or at all, the development or commercialization of diagnostic products may be delayed or prevented. If the Celera group assumes responsibilities for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, the Celera group may be required to devote additional resources to product development and commercialization or the Celera group may need to cancel some development programs. Any reallocation of additional resources to product development and/or commercialization or cancellation of development programs may harm the Celera group’s operating results and financial condition.

Some of the Celera group’s diagnostic research and product development programs require access to human tissue and/or blood samples, other biological materials, and related information, which may be in limited supply. The Celera group may not be able to obtain or maintain access to these materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If the Celera group loses access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and the Celera group’s operating results and financial condition could be harmed.

Our diagnostic product candidates may never result in a commercialized product. Most of the Celera group’s diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by the Celera group or its collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as inability to obtain needed licenses to intellectual property owned by others, market and competitive conditions, and manufacturing difficulties or cost considerations. The Celera group’s inability to produce commercialized products could harm its operating results and financial condition.

Development and commercialization of diagnostic product candidates depends on the satisfaction of regulatory requirements. In the U.S., either the Celera group or its collaborators or licensees must show through pre-clinical studies and clinical trials that each of the Celera group’s or its collaborators’ or licensees’ diagnostic product candidates is safe and effective for each indication before obtaining regulatory clearance or approval from the FDA for the commercial sale of that product as an in vitro diagnostic product with clinical claims. Outside of the U.S., the regulatory requirements for commercialization vary from country to country. This regulatory review and approval process can take many years and require substantial expense and may not be successful. If the Celera group or its collaborators or licensees fail to adequately show the safety and effectiveness of a diagnostic product candidate because, for example, the results from pre-clinical studies are different from the results that are obtained in clinical trials, regulatory clearance or approval could be delayed or denied. Without regulatory clearance or approval, the Celera group or its collaborators or licensees may be unable to complete the development or commercialization of the product for which clearance or approval was sought. The inability of the Celera group or its collaborators or licensees to commercialize products could harm our operating results and financial condition.

The U.S. Food and Drug Administration has issued an interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our operating results and financial condition. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions,” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that some of the Celera group’s current ASR products will not meet the regulatory definition of an ASR, as set forth in the guidance document. We similarly believe that some of the ASR products that Abbott Laboratories currently contributes to the Celera group’s strategic alliance with Abbott may not meet the regulatory definition of an ASR, as set forth in the guidance document. We are evaluating which products are affected and seeking to establish, as soon as possible, an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, a FDA pre-market approval or PMA application, must be filed under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. The process for obtaining an FDA pre-market approval or 510(k) clearance may be time-consuming, expensive, and difficult to obtain and there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations, the FDA could require the Celera group or Abbott to discontinue marketing current non-compliant products. Any discontinuation could be indefinite or permanent, and the Celera group’s business could be harmed. Also, the interpretation of the ASR regulations contained in the guidance document might make development of new ASR products more difficult, and this could similarly harm the Celera group’s operating results and financial condition.

Commercialization of our products depends on satisfaction of ongoing regulatory requirements. The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the FDA’s Quality System Regulation. Manufacturing problems with respect to any product, including non-compliance with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent the Celera group from generating revenues from the sale of any affected diagnostic product.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Clinical trials of diagnostic product candidates may not be successful. Potential clinical trials of product candidates may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of the Celera group’s or its collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value. If the Celera group is unable to successfully complete clinical trials for diagnostic product candidates, our operating results and financial condition would be harmed.

The Celera group lacks its own sales organization to sell its diagnostic products to unaffiliated clinical testing laboratories. Because the Celera group lacks its own sales organization to sell its diagnostic products to unaffiliated clinical testing laboratories, its ability to successfully sell these products to these laboratories depends on its ability to develop a sales organization, work with Abbott Laboratories under the existing strategic alliance agreement described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions in which the Celera group uses other distributors for its diagnostic products, its success in marketing these products depends largely on the efforts of the distributors. The Celera group’s inability to develop a sales organization or work with other distributors to sell its diagnostic products to unaffiliated clinical testing laboratories may harm its operating results and financial condition.

Sales of the Celera group’s or its collaborators’ or licensees’ diagnostic products depend on their acceptance by physicians, laboratories and third-party payors. The growth and success of the Celera group’s sales of diagnostic products depends on market acceptance by physicians and laboratories of its products as clinically useful and cost-effective. The Celera group expects that most of its diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by physicians and clinicians of genetic testing for these purposes. The use of genotyping and gene expression information by physicians and clinicians for these purposes is relatively new. Physicians and clinicians may not want to use the Celera group’s products designed for these purposes. Also, physicians, clinicians, and laboratories likely would not order our diagnostic products if the use of those products for diagnostic testing is not eligible for reimbursement by third-party payors. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment.

Risks Relating to Our Operations

The Celera group could encounter difficulties if it were to expand its diagnostic product manufacturing and clinical laboratory testing services. If there were a substantial increase in the demand for the Celera group’s products or services, the group would have to quickly increase the capacity of its facilities or establish alternate manufacturing or service arrangements with other companies. The Celera group may not be able to effectively manage large increases in capacity. In addition to the difficulties that are inherent in the expansion, development, or acquisition of new facilities, the Celera group’s operations are government regulated and any facility expansion or acquisition would require regulatory approvals, clearances or licenses and/or would need to meet standards specified in applicable laws and regulations. Facilities used for clinical laboratory testing services are subject, on an ongoing basis, to federal and state regulation under CLIA and California, New York, and other state laws and regulations, which is described above in these risk factors. Also, the Celera group’s diagnostic product manufacturing facilities are subject, on an ongoing basis, to the FDA’s Quality System Regulation, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, and the State of California Department of Health Services Food and Drug Branch requirements. The Celera group may encounter difficulties expanding its diagnostic product manufacturing operations or its laboratory testing services in accordance with these regulations and standards, which could result in a delay or termination of product manufacturing or laboratory testing services.

The Celera group could be harmed by disruptions to its critical manufacturing, clinical laboratory, or other facilities. The Celera group has headquarters, research and development, manufacturing, administrative, and clinical laboratory facilities in Alameda and Burlingame, California and does not have alternative facilities or manufacturing or testing backup plans. Alameda and Burlingame are located near major California earthquake faults. The ultimate impact of disruptions caused by earthquakes, other natural disasters or weather-related events, or other causes, such as acts of terrorism, on the Celera group, its significant suppliers, and the general infrastructure is unknown, but operating results could be harmed if a major earthquake or other disaster occurs. In particular, all of

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

the Celera group’s laboratory testing services are performed at its laboratory facility in Alameda and it does not have access to any backup facility should there be an interruption in operations due to earthquakes or other disasters. It would be expensive and time consuming to repair or replace our laboratory facility or the equipment located at that facility. Furthermore, if operations at our Alameda facility are interrupted, it may be difficult and time-consuming for us to hire another company to perform laboratory testing services, because we would need to find a laboratory that has the required state and federal licenses and would perform our testing services on terms and conditions that are acceptable to us. An earthquake or other disaster could likewise harm the manufacturing capabilities of the Celera group. However, the impact of manufacturing disruption would depend, in part, on factors such as customer demand and inventory levels of our products. Also, the repair or replacement of our facility or equipment may require new regulatory approvals, clearances or licenses, which would further delay operations. A prolonged or sustained interruption in our facility or equipment could harm our operating results and financial condition.

The Celera group relies on single suppliers or a limited number of suppliers of key components of the Celera group’s products and some test kits used in its clinical laboratory testing services. Several key components of the Celera group’s diagnostic products come from, or are manufactured for the Celera group by, a single supplier or a limited number of suppliers. This applies in particular to components such as enzymes, fluorescent dyes, phosphoramadites and oligonucleotides. The Celera group acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply the Celera group with specified quantities over any set period of time or set aside part of its inventory for the Celera group’s forecasted requirements. The Celera group has not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. It may be difficult, if not impossible, to find alternative suppliers, especially to replace enzymes and oligonucleotides. Similarly, the Celera group obtains plaque test kits used in its clinical laboratory testing services from a single supplier. To our knowledge, there is only one supplier of plaque test kits used in clinical laboratory testing, and, therefore, no available alternative supply source should the supplier become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. We do not have, and do not expect to enter into, a supply agreement with the supplier of plaque test kits. Therefore, there can be no assurance that the supplier of these kits will be able to meet our demand for these kits in the future.

The Celera group is required under FDA regulations to verify that its suppliers of key components for its diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. The Celera group believes that this requirement increases the difficulty in arranging for needed alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components.

If any of the components of the Celera group’s products or any of the kits used for its laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits. Changes in our products or services or the use of new components may require us to seek new regulatory clearances, approvals or licenses and may be costly.

The Celera group’s collaborations with outside experts may be subject to restriction and change. The Celera group collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to the Celera group’s research and development efforts. These advisors and collaborators are not employees of the Celera group and may have other commitments that limit their availability to the Celera group. Although they generally agree not to collaborate with our competitors, if a conflict of interest arises between their work for the Celera group and their work for another company or institution, the Celera group may lose the services of these experts. In addition, although the Celera group’s advisors and collaborators sign agreements not to disclose the Celera group’s confidential information, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including the Celera group’s competitors, through these experts.

The Celera group may be exposed to product liability or other legal claims relating to our products and services. Clinicians, patients, third-party payors, and others may at times seek damages from us based on testing or analysis errors caused by a technician’s misreading of results, mishandling of the patient samples, or similar claims. Product liability or other claims, or product recalls, regardless of the ultimate outcome, could require the Celera group to spend significant time and money in litigation and to pay significant damages. These damages, if not covered by adequate insurance, could harm our operating results and financial condition.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

The Celera group’s operations are subject to potential exposure to environmental liabilities. The Celera group’s research and development activities, manufacturing activities, and clinical laboratory testing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Celera group’s diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. The Celera group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Celera group could be held liable for resulting damages, which could be substantial. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, the Celera group could be held indirectly responsible for contamination or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. The Celera group could be held similarly responsible for the actions of its other collaborators or licensees. In addition, the Celera group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Celera group is found to be liable for its use of hazardous materials, or fails to comply with any of these laws, regulations, or permits, or if the Celera group is held indirectly responsible for the conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fines or penalties, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm the Celera group’s operating results and financial condition.

The Celera group’s business may be harmed by any disruption to its computer hardware, software, and Internet applications. The Celera group’s business requires manipulating and analyzing large amounts of data, communicating the results of the analysis to its internal research personnel and its collaborators via the Internet and tracking and communicating the results, via the Internet and other modalities, of the tests performed by its clinical laboratory testing business. Also, the Celera group relies on a global enterprise software system to operate and manage its business. The Celera group’s business, therefore, depends on the continuous, effective, reliable, and secure operation of its computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that the Celera group’s hardware or software malfunctions or there is an interruption in Internet service in a way that affects access to the Celera group’s data by the Celera group’s internal research personnel or collaborators or access to the Celera group’s laboratory testing results by referring professionals or patients, the Celera group’s operating results and financial condition could be harmed.

The Celera group’s computer and communications hardware is protected through physical and software safeguards. However, it remains vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If the Celera group fails to maintain the necessary computer capacity and data to support its and its collaborators’ and licensees’ discovery, research, and development activities, including its associated computational needs, it could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm the Celera group’s operating results and financial condition.

The Celera group may pursue acquisitions, investments, or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful, and could dilute the holders of Applera-Celera stock. Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on the Celera group’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into the Celera group’s business;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	entry into new markets in which the Celera group has little previous experience;

•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or of the Celera group; and

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

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

Our recent acquisition of Berkeley HeartLab, Inc. may not be successful. Our clinical laboratory testing services business is the result of our recent acquisition of Berkeley HeartLab. We are in the process of integrating the Berkeley HeartLab business and workforce into the Celera group. This integration process is subject to numerous risks that could be disruptive to both the Celera group’s existing operations as well as the acquired Berkeley HeartLab operations. For example, a key employee has left and others could leave, the quality of services may not be maintained, and key customers could be lost, and management time and resources could be diverted from core operations to address these issues. This is particularly true in the case of the Berkeley HeartLab acquisition, because Berkeley HeartLab operates in a business area, regulated clinical laboratory testing services, that is new for the Celera group and because the acquisition has approximately doubled the Celera group’s workforce. Furthermore, even if the Celera group is successful in integrating Berkeley HeartLab, the Celera group’s plans to operate and expand that business may not be successful, or may not proceed as quickly as intended, because of risks and uncertainties that affect Berkeley HeartLab’s clinical laboratory testing services, particularly those described above in this section.

Applera-Celera stock price may be volatile. The market price of Applera-Celera stock has in the past been, and may continue in the future to be, volatile due to the risks and uncertainties described in this risk factors section, as well as other factors that may have affected or may in the future affect the market price, such as:

•	conditions and publicity regarding the healthcare genomics, biotechnology, pharmaceutical, diagnostics clinical laboratory testing, or life sciences industries generally;

•	price and volume fluctuations in the stock market at large which do not relate to the Celera group’s operating performance; and

•

comments by securities analysts or government officials, including with regard to the viability or profitability of the biotechnology sector generally or with regard to intellectual property rights of life science companies, or the Celera group’s ability to meet market expectations.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies or the industries in which they compete. In the past, companies that have experienced volatility have sometimes been the subjects of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

Our company is subject to a class action lawsuit relating to its 2000 offering of shares of Applera-Celera stock that may be expensive and time-consuming. Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applera-Celera stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. Although the Celera group has never sought, or intended to seek, a patent on the basic human genome sequence data, the complaint also alleges that we did not adequately disclose the risk that the Celera group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management’s attention and resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 55 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on pages 38-39 of our 2007 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the second quarter of our 2008 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Internal Control Over Financial Reporting

We are responsible for maintaining internal control over financial reporting, as defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on an evaluation of internal control over financial reporting by our management, we have not identified any changes made to our internal control over financial reporting during the second quarter of our 2008 fiscal year, which is our last fiscal quarter and the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2007 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously-filed Quarterly Report on Form 10-Q for the first quarter of our current fiscal year, updating the information disclosed in our 2007 10-K. Set forth below is a further update to those disclosures, including specifically a description of developments in our legal proceedings involving Michigan Diagnostics LLC. For additional information about our legal proceedings, refer to Note 13 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.

We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2007 10-K as updated by the disclosures in our subsequent reports, including this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2007 10-K under the heading “Commercial Litigation,” as updated by the disclosures in our subsequent reports, including this report, could have a material adverse effect on us, the Applied Biosystems group, or the Celera group.

We filed a complaint for patent infringement against Michigan Diagnostics LLC on March 26, 2007, in the U.S. District Court for the District of Massachusetts. We amended the complaint on April 5, 2007. The amended complaint alleges infringement by Michigan Diagnostics of U.S. Patent Nos. 6,514,717, 6,322,727 and 6,107,024, which are related to chemiluminescent products and methods, and seeks monetary damages, costs, expenses, injunctive, and other relief as the court deems proper. Michigan Diagnostics filed an answer and counterclaims to our complaint on January 7, 2008, seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of approximately 60 patents related to chemiluminescent products and methods, and including antitrust claims based on our alleged misconduct in our alleged enforcement of those patents. Previously, on May 14, 2007, Michigan Diagnostics filed a separate complaint against Applera in the U.S. District Court for the Eastern District of Michigan, which was transferred to U.S. District Court for the District of Massachusetts in November 2007. This transferred complaint made substantially the same allegations as in the answer and counterclaims described above and sought substantially the same relief. However, on January 29, 2008, the court terminated this transferred case.

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

Changes to Applied Biosystems group risk factors

Following is the restated text of an individual Applied Biosystems group risk factor that may have changed materially from its previous disclosure in our 2007 Annual Report on Form 10-K.

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

•

Michigan Diagnostics LLC has filed claims against us seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of approximately 60 patents related to chemiluminescent products and methods, and asserting antitrust claims based on our alleged misconduct in our alleged enforcement of those patents.

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

These cases are described in further detail in Part I, Item 3, of our 2007 Annual Report on Form 10-K under the heading “Legal Proceedings–Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q, including this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.

Changes to Celera group risk factors

Pages 63 through 75 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part I, Item 2 of this report, include a restated description of the risk factors associated with the Celera group business. This description is incorporated into this Item by reference and supersedes the description of the risk factors associated with the Celera group business contained in our 2007 Annual Report on Form 10-K. Our restated risk factors include the following:

•	Risks Relating to the Healthcare and Biotechnology Industries.

•	Risks Relating to the Provision of Clinical Laboratory Testing Services.

•	Risks relating to our Research Development, and Commercialization of Diagnostic Products.

•	Risks Relating to our Operations.

The restated description of the Celera group risk factors includes material changes from the risk factors for that business as previously disclosed, reflecting among other things substantial changes to the Celera group business resulting from the October 2007 acquisition of Berkeley HeartLab, Inc. Berkeley HeartLab performs regulated clinical laboratory testing services and this is a new business area for the Celera group. The Celera group’s risk factors have been changed by adding several risks and uncertainties that are specific to this new business area. We have also expanded the description of other risks and uncertainties to reflect their particular significance to clinical laboratory testing services. We have made other changes to reflect general developments in our business and our industry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the second quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3) (5)
October 1-October 31, 2007	15,963,178	$37.5865	15,963,178	$500 million
November 1-November 30, 2007	31,728	$33.97	-	$500 million
December 1- December 31, 2007	-	-	-	$500 million
Total	15,994,906	$37.5793	15,963,178	$500 million

(1)	Share repurchases reported in this column consist of (a) shares repurchased under the accelerated share repurchase program described in footnote (4) below, and (b) shares tendered by employees in November 2007 to pay taxes relating to the vesting of restricted stock units.

(2)	In computing the average price per share, we have excluded transaction costs that were payable to Morgan Stanley & Co. Incorporated for the accelerated share repurchase described in footnote (4) below.

(3)	On April 26, 2007, we announced that our Board of Directors authorized the repurchase of up to 18,400,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (5) below. On August 8, 2007, we announced that our Board of Directors increased this authorization to $1.2 billion (in the aggregate, including approximately $100 million of Applera-Applied Biosystems stock previously repurchased under the authorization), which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock, or double the authorization prior to the increase. The authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. The dollar value reported in this column represents the maximum dollar value of shares that could have been repurchased under this authorization at the end of each month of the second fiscal quarter taking into account repurchases under the authorization prior to the fiscal quarter and also the October 2007 accelerated share repurchase described in footnote (4) below.

(4)	Subsequent to the increase in the share repurchase authorization described in footnote (3) above, on August 30, 2007, we entered into an Accelerated Share Repurchase Transaction agreement with Morgan Stanley & Co. Incorporated. Pursuant to this agreement, in September 2007 we paid Morgan Stanley $600 million, plus transaction costs, in exchange for the right to receive a variable number of shares, subject to a minimum and a maximum. The minimum number of shares, approximately 16 million and reflected in the table above, was delivered in October 2007. Approximately 1.9 million additional shares were delivered in January 2008, completing the Accelerated Share Repurchase Transaction. As a result, we received a total of approximately 17.9 million shares from Morgan Stanley at an average price per share of $33.5276, excluding transaction costs. We funded the accelerated share repurchase using U.S. cash reserves, funds from domestic operations, and borrowings under an existing corporate credit facility and a new $100,000,000 unsecured term loan agreement executed on August 27, 2007.

(5)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of our 2008 fiscal year.

This table provides information regarding our purchases of shares of Applera-Celera stock during the second quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
October 1-October 31, 2007	-	-	-	-
November 1-November 30, 2007	1,625	$15.57	-	-
December 1- December 31, 2007	-	-	-	-
Total	1,625	$15.57	-	-

(1)	Share repurchases reported in this column consist of shares tendered by employees in November 2007 to pay taxes relating to the vesting of restricted stock units.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the second quarter of our 2008 fiscal year.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our 2007 Annual Meeting of Stockholders on October 18, 2007. At that meeting, our stockholders approved all proposals submitted to them for approval at the meeting as described in our Proxy Statement and Notice of 2007 Annual Meeting of Stockholders dated September 6, 2007. These proposals included the election of directors, the ratification of the selection of our independent registered public accounting firm, and an amendment to our employee stock purchase plan to extend its term. The results of the voting of the stockholders with respect to these matters is set forth below. Prior to our 2007 Annual Meeting, we entered into an agreement with S.A.C. Capital Associates, LLC and certain of its affiliates, under which they withdrew a previously-submitted notice of intention to nominate certain individuals to stand for election as directors at our 2007 Annual Meeting. Refer to page 10 of our 2007 Proxy Statement for more information about this agreement.

I.	Election of Directors.

	Total Vote For Each Director	Total Vote Withheld From Each Director

Richard H. Ayers	185,769,526	2,784,387
Jean-Luc Bélingard	133,811,240	54,742,673
Robert H. Hayes	185,754,046	2,799,867
Arnold J. Levine	186,357,747	2,196,166
William H. Longfield	186,464,550	2,089,363
Elaine R. Mardis	186,437,089	2,116,824
Theodore E. Martin	186,268,247	2,285,666
Carolyn W. Slayman	185,773,041	2,780,872
James R. Tobin	184,598,176	3,955,737
Tony L. White	184,757,020	3,796,893

II.	Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

FOR	AGAINST	ABSTAIN

186,106,192	989,806	1,457,915

III.	Approval of an extension of the term of the Applera Corporation 1999 Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES

150,975,453	625,004	1,490,781	35,462,675

Item 6.	Exhibits.

3.1	By-laws of Applera Corporation (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated November 15, 2007, and filed November 20, 2007 (Commission file number 001-04389)).

13

Annual Report to Stockholders for the fiscal year ended June 30, 2007, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2007 (Commission file number 001-04389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLERA CORPORATION

By:	/s/ Dennis L. Winger
Dennis L. Winger
Senior Vice President and
Chief Financial Officer

By:	/s/ Ugo D. DeBlasi
Ugo D. DeBlasi
Vice President and
Controller
(Chief Accounting Officer)

Dated: February 8, 2008

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