Form 10-Q
period 2008-03-31
APPLERA CORP
filed 2008-05-08
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of the close of business on May 5, 2008, there were 168,663,895 shares of Applera Corporation-Applied Biosystems Group Common Stock and 79,980,240 shares of Applera Corporation-Celera Group Common Stock outstanding.

APPLERA CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Products	$460,283	$442,476	$1,342,425	$1,284,326
Services	91,721	61,816	248,129	180,738
Other	39,354	34,760	118,839	101,246
Total Net Revenues	591,358	539,052	1,709,393	1,566,310
Products	208,242	205,352	607,192	612,069
Services	39,635	27,571	105,397	78,708
Other	3,154	3,217	8,925	8,843

Total Cost of Sales	251,031	236,140	721,514	699,620

Gross Margin	340,327	302,912	987,879	866,690

Selling, general and administrative	180,848	157,258	512,413	454,485
Research and development	58,564	67,268	174,014	187,330
Amortization of purchased intangible assets	5,111	2,841	12,439	8,420
Employee-related charges, asset impairments and other	4,948		8,233	6,013
Asset dispositions and legal settlements	(1,100)		(8,656)	(1,058)
Acquired research and development				114,251

Operating Income	91,956	75,545	289,436	97,249

Gain (loss) on investments, net	(3,026)		(415)	209
Interest expense	(2,174)	(456)	(7,375)	(760)
Interest income	7,933	11,070	28,197	30,932
Other income (expense), net	404	2,405	2,596	4,861

Income before Income Taxes	95,093	88,564	312,439	132,491

Provision for income taxes	19,848	17,666	88,906	53,116
Net Income	$ 75,245	$ 70,898	$223,533	$79,375

Applied Biosystems Group (see Note 4)
Net Income per Share
Basic	$ 0.49	$ 0.41	$1.32	$0.50
Diluted	$ 0.48	$ 0.39	$1.28	$0.48

Dividends Declared per Share	$ 0.0425	$ 0.0850	$0.1275	$0.1700

Celera Group (see Note 4)
Net (Loss) per Share
Basic and diluted	$ (0.09)	$ (0.06)	$(0.08)	$(0.15)

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At March 31, 2008	At June 30, 2007

Assets
Current assets
Cash and cash equivalents	$ 426,328	$ 323,203
Short-term investments	276,634	732,757
Accounts receivable (net of allowances for doubtful accounts of $16,211 and $7,422 respectively)	491,191	452,873
Inventories, net	180,978	140,349
Prepaid expenses and other current assets	174,164	179,445
Total current assets	1,549,295	1,828,627
Property, plant and equipment, net	383,984	390,810
Goodwill and intangible assets, net	529,368	297,962
Other long-term assets	587,800	635,141
Total Assets	$ 3,050,447	$3,152,540

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ 125,123	$ -
Accounts payable	160,379	162,665
Accrued salaries and wages	94,386	108,552
Current deferred tax liability	15,952	15,633
Accrued taxes on income	11,242	66,701
Other accrued expenses	324,974	269,623
Total current liabilities	732,056	623,174
Other long-term liabilities	246,129	213,312
Total Liabilities	978,185	836,486

Stockholders’ Equity
Capital stock
Applera Corporation–Applied Biosystems Group	2,134	2,133
Applera Corporation–Celera Group	799	790
Capital in excess of par value	2,279,309	2,248,372
Retained earnings	1,094,817	854,721
Accumulated other comprehensive income	19,183	11,363
Treasury stock, at cost	(1,323,980)	(801,325)
Total Stockholders’ Equity	2,072,262	2,316,054
Total Liabilities and Stockholders’ Equity	$ 3,050,447	$3,152,540

See accompanying notes to the Applera Corporation unaudited condensed consolidated financial statements.

APPLERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended March 31,
	2008	2007
Operating Activities of Continuing Operations
Net income	$223,533	$79,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,238	64,361
Asset impairments	3,080	3,000
Employee-related charges and other	6,610	3,013
Share-based compensation and pension	22,595	14,361
Deferred income taxes	61,386	7,658
Sale of assets and legal settlements, net	(2,611)	(209)
Acquired research and development		114,251
Changes in operating assets and liabilities:
Accounts receivable	25,663	(22,674)
Inventories	(32,185)	(11,565)
Prepaid expenses and other assets	2,552	(3,598)
Accounts payable and other liabilities	(32,089)	(36,300)
Net Cash Provided by Operating Activities of Continuing Operations	344,772	211,673
Net Cash Provided by Discontinued Operations	12,900
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(34,087)	(45,477)
Proceeds from maturities of available-for-sale investments	106,119	205,952
Proceeds from sales of available-for-sale investments	480,995	339,832
Purchases of available-for-sale investments	(132,549)	(714,001)
Acquisitions and investments, net of cash acquired	(214,750)	(121,673)
Investment in alliance activity, net	(27)	(1,887)
Proceeds from the sale of assets, net	3,725	372
Net Cash Provided (Used) by Investing Activities of Continuing Operations	209,426	(336,882)
Financing Activities of Continuing Operations
Net change in revolving credit line	25,000
Proceeds from loan payable	100,000
Payments on loans payable and debt	(10,591)
Dividends	(22,708)	(23,241)
Purchases of common stock for treasury	(601,505)	(68,540)
Proceeds from stock issued for stock plans and other	72,824	111,135
Net Cash Provided (Used) by Financing Activities of Continuing Operations	(436,980)	19,354
Effect of Exchange Rate Changes on Cash	(26,993)	4,010
Net Change in Cash and Cash Equivalents	103,125	(101,845)
Cash and Cash Equivalents Beginning of Period	323,203	434,191
Cash and Cash Equivalents End of Period	$426,328	$332,346

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

We consistently applied the accounting policies described in our 2007 Annual Report to Stockholders in preparing these unaudited interim financial statements, except for the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” and FIN 48-1, “Definition of Settlement in FASB Interpretation No 48” as discussed below. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2007 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2007 Annual Report to Stockholders. We have reclassified some prior year amounts in the condensed consolidated financial statements and notes for comparative purposes.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The provisions of SFAS No. 161 are effective for our 2010 fiscal year, beginning July 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141R also establishes the disclosure requirements for a business combination. The provisions of SFAS No. 141R are effective for our 2010 fiscal year, beginning July 1, 2009.

Also in December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF 07-1 are effective for our 2010 fiscal year, beginning July 1, 2009. We are currently evaluating the provisions of EITF 07-1 and the resulting impact of adoption on our financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends or dividend equivalents on nonvested equity shares, nonvested equity share units, and outstanding equity share options charged to retained earnings as an increase in capital in excess of par value. The amount recognized in capital in excess of par value should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The provisions of EITF 06-11 are effective for our 2009 fiscal year, beginning July 1, 2008. We are currently evaluating the provisions of EITF 06-11 and the resulting impact of adoption on our financial statements.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Adoption of FIN 48

We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” and FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” on July 1, 2007. FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and also requires enhanced disclosures in the financial statements. FIN 48-1 amends FIN 48 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

As a result of our adoption of FIN 48, we recognized a $36.7 million increase in our opening retained earnings relating to our uncertain tax positions. The total amount of unrecognized tax benefits at July 1, 2007 was $67.9 million, of which $33.3 million would affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. Although our tax filings are under continual examination by the tax authorities and we regularly assess our tax uncertainties, tax examinations are inherently uncertain.

During the third quarter of fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of our fiscal years 2001 through 2005. The decrease in our unrecognized tax benefits of $41.0 million was primarily related to the completion of the IRS audit as well as foreign audits. As a result, at March 31, 2008, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $17.4 million. The impact to our cash flow was immaterial.

The U.S. statutes of limitation are open for the fiscal tax years 2004 forward. Our major foreign jurisdictions are subject to examination for the tax years 2002 forward. Due to the complex and uncertain examination process, the resolution of such examinations could have a material impact on our results of operations.

Revenues and Accounts Receivable

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

In revenue arrangements with multiple deliverables, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third parties. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. On establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

the arrangement, such as license fees or research collaboration projects, based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

We recognize royalty revenues when earned over the term of the agreement in exchange for the grant of licenses to use our products or some technologies for which we hold patents. We recognize revenue for estimates of royalties earned during the applicable period, based on historical activity, and make revisions for actual royalties received in the following quarter. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue on the receipt of cash or royalty statements from our licensees. In addition, we recognize up-front nonrefundable license fees when due under contractual agreement, unless we have specific continuing performance obligations requiring deferral of all or a portion of such fees. We have adopted the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” for license fees with extended terms. Specifically, if it cannot be concluded that a licensee fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from third parties become due.

A portion of the Celera group’s reported net product revenues include our product sales to Abbott Laboratories and equalization payments we receive from Abbott resulting from a profit and loss sharing arrangement between the Celera group and Abbott. Costs associated with our product sales to Abbott are included in cost of sales. End-user sales to third parties are recognized by Abbott. Research and development and administrative costs incurred by us in connection with the Abbott alliance are presented on a gross basis in our interim condensed consolidated statements of operations. All revenues, costs and expenses of the alliance are shared equally by both parties. At the end of each reporting period, the two companies compare a statement of revenues and expenses for alliance activities recorded by each party. A calculation is made to determine the amount that needs to be paid to evenly split both the revenue and expenses. This payment to the Celera group is referred to as the equalization payment and is recorded as revenue by the Celera group. The timing and nature of equalization payments can lead to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

Also, a portion of the Celera group’s reported net revenues include patient test service revenues associated with BHL’s operations. We recognize patient test service revenues on completion of the testing process and when the test results are sent to the ordering healthcare provider. Billings for services reimbursed by third-party payors, including Medicare, are recorded net of allowances for differences between amounts billed and the estimated receipts from these payors. These allowances are determined based on historical activity. Since the acquisition date through March 31, 2008, revenue from Medicare patients represented approximately 38% of the total BHL patient test service revenues. Payment arrangements with third parties, such as Medicare and some insurance companies, include predetermined reimbursement rates for patient tests. Adjustments to the estimated receipts, based on final settlement with the third-party payors, including Medicare, are recorded in revenue on settlement.

We have an established process to estimate and review the collectibility of our receivables. Bad debt expense is recorded in SG&A expenses as a percentage of aged accounts receivable considered necessary to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on their respective aging categories. Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, current economic and business conditions, and other external factors that could affect the collectibility of its receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

for doubtful accounts when all reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered or the account has been transferred to a third party collection agency.

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

Income/(charge)	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Severance and benefit costs	$(1.3)	$ -	$(5.0)	$ -
Asset impairments				(3.0)
Excess lease space	(0.9)		(0.9)
Other	(2.8)		(2.4)	(3.6)
Reduction of expected costs				0.6
Total employee-related charges, asset impairments and other	$(5.0)	$ -	$(8.3)	$ (6.0)
Other events impacting comparability:
Revenue from sale of small molecule program	$ -	$ -	$ -	$ 2.5
Asset dispositions and legal settlements	1.1		8.7	1.1
Acquired research and development				(114.3)
Investment gains (losses)	(3.1)		(0.5)
Tax items	8.9	8.4	6.6	18.2

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the interim condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Applied Biosystems group

Fiscal 2008

During the third quarter of fiscal 2008, the Applied Biosystems group recorded a pre-tax charge of $1.1 million primarily for professional fees related to the Celera group’s anticipated separation from Applera. The Applied Biosystems group and the Celera group have agreed to share equally the costs incurred for the separation.

During the second quarter of fiscal 2008, the Applied Biosystems group recorded a pre-tax charge of $2.9 million for severance costs for 41 employees. The charge resulted from the realignment of the Applied Biosystems group’s organization to support market dynamics and it plans on redirecting the savings into other strategic initiatives. All of the affected employees were notified as of December 31, 2007, and are expected to be terminated by June 30, 2008. During the second and third quarters of fiscal 2008, we made cash payments of $1.7 million related to this charge. Cash expenditures were funded by cash provided by operating activities. The remaining cash expenditures of $1.2 million are expected to be paid by June 30, 2008.

Charges prior to fiscal 2007

During the first nine months of fiscal 2008, the Applied Biosystems group made cash payments of approximately $0.9 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $0.8 million as of March 31, 2008 are expected to be disbursed by fiscal 2011. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the excess facility lease space charge included a reduction for future estimated sublease rentals for the property. A sublease rental was not obtained for the property and over the course of the lease, additional charges of $0.6 million were recorded in operating expenses. Additionally, in the second quarter of fiscal 2007, a charge of $0.5 million was recorded in operating expenses to reserve for additional estimated costs under the lease.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Celera group

Fiscal 2008

During the third quarter of fiscal 2008, the Celera group recorded a pre-tax charge of $1.3 million for severance costs for approximately 30 employees. All of the affected employees were notified by March 31, 2008, and are expected to be terminated by the end of the first quarter of fiscal 2009. During the third quarter of fiscal 2008, we made net cash payments of $0.7 million related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.6 million are expected to be paid by the third quarter of fiscal 2009. This charge resulted from the realigning of its R&D resources and other activities in line with its current business activities.

Also during the third quarter of fiscal 2008, the Celera group recorded a pre-tax charge of $1.1 million primarily for professional fees related to the Celera group’s anticipated separation from Applera. The Celera group and the Applied Biosystems group have agreed to share equally the costs incurred for the separation.

During the second and third quarters of fiscal 2008, the Celera group recorded pre-tax charges totaling $1.3 million related to a reduction in the Celera group’s proteomic-based activities. These charges were in addition to a charge recorded in the fourth quarter of fiscal 2007, as described below. These charges were primarily comprised of a $0.8 million charge in the second quarter of fiscal 2008 for severance costs for approximately 20 employees and an excess lease space charge of $0.9 million in the third quarter of fiscal 2008, partially offset by a gain of $0.4 million in the second quarter of fiscal 2008 from the disposal of equipment related to proteomic-based activities. All of the affected employees were notified by October 31, 2007, and are expected to be terminated by the end of the fourth quarter of fiscal 2008. During the second and third quarters of fiscal 2008, we made net cash payments of $0.7 million related to the severance charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.1 million for the severance charge are expected to be paid by the end of the second quarter of fiscal 2009. The excess lease space charge represented the estimated cost of excess lease space less estimated future sublease income for a lease on a facility in Rockville, Maryland, which extends through April 2010. These charges resulted from the Celera group’s desire to improve its financial results, in part by lowering operating expenses.

Fiscal 2007

During the fourth quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Celera group’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. During the first nine months of fiscal 2008, we made cash payments of $0.5 million, which represented the remaining payments related to this charge. Cash expenditures were funded by available cash.

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

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of hepatitis C virus (“HCV”) genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group agreed to share equally the cost of this litigation, including the damage award described above. Abbott appealed the judgment. On January 17, 2008, the United States

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics against Abbott in selling HCV genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement. In April 2008, Abbott and Innogenetics settled the patent infringement suit and the Celera group recorded an additional pre-tax charge of $0.6 million in the third quarter of fiscal 2008. The costs to the Celera group, including the initial pre-tax charge of $3.5 million recorded in fiscal 2007, were $4.1 million. In addition, through March 31, 2008, the Celera group recorded in operating expenses approximately $2.9 million in legal fees associated with this litigation.

Charges prior to fiscal 2007

During fiscal 2006, the Celera group recorded pre-tax charges of $26.4 million related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of $12.8 million of employee-related charges, $9.8 million of asset impairments, $1.2 million of excess lease space, and $2.6 million of other disposal costs. The remaining required cash expenditures of $0.8 million as of March 31, 2008, the majority of which related to the asset impairment of an owned facility, are expected to be disbursed by December 31, 2008.

During the first nine months of fiscal 2008, the Celera group made net cash payments of approximately $0.5 million related to an excess facility lease space charge that was recorded in fiscal 2005. As of March 31, 2008, the remaining net cash expenditures of approximately $2.2 million related to this charge are expected to be disbursed by fiscal 2011.

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

Fiscal 2008

In the third quarter of fiscal 2008, the Celera group recorded a $1.1 million pre-tax gain related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and service business.

In the first quarter of fiscal 2008, the Applied Biosystems group recorded a $7.6 million pre-tax gain primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Fiscal 2007

In the second quarter of fiscal 2007, the Applied Biosystems group recorded a $4.8 million pre-tax benefit related to the settlement of a patent infringement claim and a $3.0 million pre-tax benefit related to our collection from a third party of a portion of its liability relative to the settlement of a prior legal dispute. Additionally in the second quarter of fiscal 2007, the Celera group recorded a $2.4 million pre-tax benefit related to the settlement of a litigation matter associated with the former Online/Information Business.

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

Investments

The Celera group recorded a pre-tax charge of $3.1 million in gain (loss) on investments in the third quarter of fiscal 2008 for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors that were assessed, including the duration of the decline in market value, the financial condition, and future prospects for the investee. The Applied Biosystems group recorded a pre-tax gain of $2.6 million in gain (loss) on investments in the second quarter of fiscal 2008 from the sale of a non-strategic minority equity investment.

Tax items

Fiscal 2008

In the third quarter of fiscal 2008, we recorded net tax benefits of $8.9 million, primarily resulting from net benefits related to completed IRS and foreign audits. $9.6 million of tax benefits were recorded at the Applied Biosystems group, slightly offset by a tax charge of $0.7 million recorded at the Celera group.

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

The Tax Relief and Health Care Act of 2006, enacted in December 2006, extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1 and June 30, 2006.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for German net operating loss carryforwards.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 3 – Acquisitions

Berkeley HeartLab, Inc.

In October 2007, we acquired BHL for $193.2 million in cash, including transaction costs. BHL is a cardiovascular healthcare company with a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified laboratory that provides a broad portfolio of clinical laboratory tests and disease management services focused on individuals who have cardiovascular disease or lipid or metabolic disorders. We believe that the acquisition provides the Celera group with a commercial infrastructure to bring its new genetic tests to the U.S. cardiovascular market. Additionally, BHL is expected to provide opportunities for the Celera group to commercialize new tests and technologies and to gain economies of scale and improve its margins as a consequence of the vertical integration with BHL’s clinical laboratory service business. The cash expenditure for this acquisition was funded by available cash. The net assets and results of operations of BHL will be allocated to the Celera group.

We allocated the purchase price of $193.2 million to tangible net assets and intangible assets as follows:

(Dollar amounts in millions)
Current assets, including deferred tax asset of $5.2	$43.5
Long-term assets	6.2
Current liabilities	(19.1)
Long-term liabilities, including deferred tax liability of ($42.4)	(47.0)
Tangible net liabilities assumed, at approximate fair value	(16.4)
Goodwill	104.7
Customer relationships	67.4
Trademark and trade name	21.8
Existing technology	14.9
Internally developed software	0.8
Total intangible assets	209.6
Total purchase price	$193.2

We are amortizing the recorded values of the intangible assets, other than the trademark and trade name, over their expected period of benefit, which on a weighted-average basis is approximately 12 years. An established client list, a recognized company name and a broad portfolio of clinical laboratory tests and disease management services focused on the secondary prevention market were among the factors that resulted in the recognition of goodwill. The goodwill, trademark and trade name are reviewed for impairment as part of our annual impairment tests. In the second quarter of fiscal 2008, we recorded a $5.2 million deferred tax asset, included in current assets, and a $42.4 million deferred tax liability, included in long-term liabilities, for net operating loss carryforwards and other temporary differences of BHL. The goodwill recognized is not deductible for federal income tax purposes. The net assets and results of operations of BHL have been included in our consolidated financial statements since the date of the acquisition.

In connection with the acquisition, we assumed $10.8 million of floating and fixed rate debt (see Note 9). As of March 31, 2008, $0.2 million of this debt remained outstanding.

Atria Genetics Inc.

In late October 2007, we acquired substantially all of the assets of Atria Genetics Inc. (“Atria”) for $33.3 million in cash, including transaction costs. Atria has a line of human leukocyte antigen (“HLA”) testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition provides the Celera group direct access to tissue typing products in the transplantation and bone marrow registry market. The cash expenditure for this acquisition was funded by available cash. The net assets and results of operations of Atria will be allocated to the Celera group.

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

Pro Forma Financial Information

The following selected pro forma financial information, which includes the combined results of operations of BHL and Atria, has been prepared assuming the acquisitions had occurred at the beginning of fiscal 2007 and gives effect to purchase accounting adjustments:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions except per share amounts)	2008	2007	2008	2007
Applera Corporation
Net revenues	$591.4	$564.8	$1,730.4	$1,636.3
Net income	75.2	71.3	218.2	79.2
Celera Group
Net revenues	$ 39.5	$ 35.6	$ 116.9	$ 103.2
Net loss, as allocated	(7.4)	(4.1)	(11.7)	(12.2)
Basic and diluted loss per share	$ (0.09)	$ (0.05)	$ (0.15)	$ (0.16)

There was no financial impact to the Applied Biosystems group related to these acquisitions.

We recorded $2.5 million in the third quarter and $4.6 million in the first nine months of fiscal 2008 of amortization of intangible assets related to these acquisitions.

This pro forma data is for informational purposes only and may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 2007 or of the future operations of the combined companies.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 4 – Earnings (Loss) per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2008	2007	2008	2007
Net income (loss)	$82.9	$75.5	$(7.4)	$(4.5)
Allocated intercompany sale of assets		0.1
Allocated interperiod taxes	(0.3)	(0.2)
Total net income (loss) allocated	82.6	75.4	(7.4)	(4.5)
Less dividends declared on common stock	7.1	15.7
Undistributed earnings (loss)	$75.5	$59.7	$(7.4)	$(4.5)
Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$0.04	$0.09	$-	$-
Basic undistributed earnings (loss) per share	0.45	0.32	(0.09)	(0.06)
Total basic earnings (loss) per share	$0.49	$0.41	$(0.09)	$(0.06)
Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$0.04	$0.08	$-	$-
Diluted undistributed earnings (loss) per share	0.44	0.31	(0.09)	(0.06)
Total diluted earnings (loss) per share	$0.48	$0.39	$(0.09)	$(0.06)
Weighted average number of common shares
Basic	168.1	183.8	79.6	78.5
Common stock equivalents	4.9	7.4
Diluted	173.0	191.2	79.6	78.5
(1)	Amounts represent actual dividends per share distributed.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the nine months ended March 31:

	Applied Biosystems Group		Celera Group
(Dollar amounts in millions, except per share amounts)	2008	2007	2008	2007
Net income (loss)	$230.2	$91.6	$(6.4)	$(12.0)
Allocated intercompany sale of assets	(0.2)	(0.2)
Allocated interperiod taxes	(0.1)
Total net income (loss) allocated	229.9	91.4	(6.4)	(12.0)
Less dividends declared on common stock	22.1	31.3
Undistributed earnings (loss)	$207.8	$60.1	$(6.4)	$(12.0)
Allocation of basic earnings (loss) per share
Basic distributed earnings per share(1)	$ 0.13	$0.17	$-	$-
Basic undistributed earnings (loss) per share	1.19	0.33	(0.08)	(0.15)
Total basic earnings (loss) per share	$ 1.32	$0.50	$(0.08)	$(0.15)
Allocation of diluted earnings (loss) per share
Diluted distributed earnings per share(1)	$ 0.12	$0.16	$-	$-
Diluted undistributed earnings (loss) per share	1.16	0.32	(0.08)	(0.15)
Total diluted earnings (loss) per share	$ 1.28	$0.48	$(0.08)	$(0.15)
Weighted average number of common shares
Basic	174.2	183.1	79.4	78.2
Common stock equivalents	5.4	7.5
Diluted	179.6	190.6	79.4	78.2
(1)	Amounts represent actual dividends per share distributed.

Options to purchase shares at exercise prices greater than the average market prices of our two classes of common stock were excluded from the computation of diluted earnings per share because the effect was antidilutive. Additionally, options to purchase shares of Applera Corporation-Celera Group Common Stock (“Applera-Celera stock”) were excluded from the computation of diluted loss per share for the three months and nine months presented because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings and loss per share computations for the three months and nine months ended March 31:

	Three months ended March 31,		Nine months ended March 31,
(Shares in millions)	2008	2007	2008	2007
Applera Corporation-Applied Biosystems Group Common Stock	5.8	5.9	5.9	6.1
Applera-Celera stock	2.6	2.7	2.6	2.6

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 5 – Comprehensive Gain

The components of comprehensive gain are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive gain was as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Net income	$ 75.2	$70.9	$223.5	$79.4
Other comprehensive gain (loss):
Net unrealized gains (losses) on investments	(1.5)	(0.7)	1.2	2.5
Net unrealized (gains) losses on investments reclassified into earnings	1.9		2.0	(0.3)
Net unrealized losses on hedge contracts	(16.5)	(0.5)	(31.0)
Net unrealized gains on hedge contracts reclassified into earnings	4.3	0.5	8.4	1.0
Foreign currency translation adjustments	10.1	0.9	25.6	7.3
Pension and postretirement benefits	0.6		1.7
Total other comprehensive gain (loss)	(1.1)	0.2	7.9	10.5
Total comprehensive gain	$ 74.1	$71.1	$231.4	$89.9

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	March 31, 2008	June 30, 2007
Raw materials and supplies	$ 61.7	$ 49.0
Work-in-process	14.4	7.2
Finished products	104.9	84.1
Total inventories, net	$181.0	$140.3

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 7 – Additional Information

Selected Accounts

The following table provides the major components of selected accounts of the interim condensed consolidated statements of financial position:

(Dollar amounts in millions)	March 31, 2008	June 30, 2007
Other Current Assets
Current deferred tax asset	$ 47.3	$ 26.0
Other	126.9	153.4
Total other current assets	$174.2	$179.4
Other Long-Term Assets
Noncurrent deferred tax asset	$414.6	$499.1
Prepaid pension benefit cost	45.4	38.6
Other	127.8	97.4
Total other long-term assets	$587.8	$635.1
Other Accrued Expenses
Deferred revenue	$124.2	$107.9
Other	200.8	161.7
Total other accrued expenses	$325.0	$269.6
Other Long-Term Liabilities
Accrued postretirement benefits	$ 56.1	$ 56.3
Accrued pension benefits	67.0	59.4
Noncurrent deferred tax liability	0.8	0.8
Other	122.2	96.8
Total other long-term liabilities	$246.1	$213.3

Assets Held for Sale

In connection with the Celera group’s decision to exit its small molecule drug discovery and development programs during fiscal 2006, the Celera group decided to pursue the sale of its South San Francisco, California facility. As a result of this decision, in fiscal 2006, we reclassified $11.5 million of property, plant and equipment into assets held for sale, which is classified in other current assets in our interim condensed consolidated statements of financial position, and recorded a $5.8 million pre-tax charge that represented the write-down of the carrying amount of this facility to its then estimated market value less estimated selling costs. In fiscal 2007, we recorded an additional $6.8 million pre-tax charge for the facility. The sale of this facility is expected to occur by December 31, 2008.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 8 – Goodwill and Intangible Assets

We amortize intangible assets using the straight-line method over their expected useful lives, except for customer relationship intangibles. We amortize customer relationship intangibles on a proportionate basis as the economic benefits of the intangible assets are consumed. In determining the useful life of the customer relationship intangibles, we assumed a number of factors including the customer base, attrition rates including our ability to renew or extend our relationships with existing customers, as well as any legal, regulatory or contractual provisions that may limit the useful life. The carrying amounts of our intangible assets were as follows:

	March 31, 2008		June 30, 2007
(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Acquired technology	$ 52.5	$19.4	$32.8	$13.3
Patents	30.2	26.1	29.9	25.1
Customer relationships	112.3	11.6	27.1	5.2
Other	2.7	1.1	1.7	0.7
Total amortized intangible assets	$197.7	$58.2	$91.5	$44.3

Unamortized intangible assets
Trade name	28.7		4.9
Total	$226.4	$58.2	$96.4	$44.3

Aggregate amortization expense was as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Applied Biosystems group	$3.1	$3.3	$ 9.2	$9.8
Celera group	2.6		4.7
Consolidated	$5.7	$3.3	$13.9	$9.8

We record amortization expense in cost of sales, except for amortization of acquisition-related intangible assets which is recorded in the amortization of purchased intangible assets in the interim condensed consolidated statements of operations. At March 31, 2008, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)	Applied Biosystems Group	Celera Group	Consolidated
Remainder of fiscal 2008	$ 3.1	$ 2.6	$ 5.7
2009	12.0	10.2	22.2
2010	9.5	10.3	19.8
2011	6.2	10.2	16.4
2012	5.0	10.1	15.1

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The carrying amount of goodwill was as follows:

(Dollar amounts in millions)	Applied Biosystems Group	Celera Group	Consolidated
Balance as of June 30, 2007	$243.2	$2.7	$245.9
Goodwill acquired		115.3	115.3
Balance as of March 31, 2008	$243.2	$118.0	$361.2

Refer to Note 3 for information on the goodwill we acquired in connection with the BHL and Atria Genetics Inc. acquisitions.

Note 9 – Debt and Lines of Credit

We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. Borrowings under this agreement may be made in U.S. dollars and other currencies, and bear interest at a fluctuating rate generally equal to Citibank, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 15 and 32.5 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. Commitment and facility fees are also based on our long-term senior unsecured non-credit enhanced debt ratings. As of March 31, 2008, there was $25 million outstanding under this agreement, classified as loans payable in the interim condensed consolidated statement of financial position. There were no borrowings outstanding under this agreement at June 30, 2007.

On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. If we exercise this option, we would then be required to make partial repayments each quarter, commencing after the original maturity date, equal to 3 percent of the original principal amount of the loan. Borrowings under this agreement bear interest at a fluctuating rate generally equal to Bank of America, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 20 and 40 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. As of March 31, 2008, there was $100 million outstanding under this agreement, classified as loans payable in the interim condensed consolidated statement of financial position.

Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00.

The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera Corporation-Applied Biosystems Common Stock (“Applera-Applied Biosystems stock”) and were allocated entirely to the Applied Biosystems group. In August 2007, we entered into an agreement with Morgan Stanley & Co. Incorporated for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $275 million was funded by loans payable and the balance with cash. In October 2007, 16 million shares were delivered to us under this agreement. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us an additional 1.9 million shares of Applera-Applied Biosystems stock, which supplements the shares that were received in October 2007.

The weighted average interest rate on all amounts outstanding under these agreements at March 31, 2008 was 4.20%.

In connection with the acquisition of BHL, we assumed approximately $10.8 million of floating and fixed rate debt, mostly secured by BHL's accounts receivable and other certain fixed assets. As of March 31, 2008, approximately $0.2 million in unsecured debt remains. See Note 3 for additional information on the BHL acquisition.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 10 – Supplemental Cash Flow Information

Significant non-cash financing activity for the nine months ended March 31 was as follows:

(Dollar amounts in millions)	2008	2007
Dividends declared but not paid	$7.1	$15.7
Tax benefit related to employee stock options	14.8	21.8
Issuances of restricted stock	2.5	2.8

Note 11 – Guarantees

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At March 31, 2008, the financing companies’ outstanding balance of lease receivables with recourse to us was $6.1 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $68 million at March 31, 2008, is not expected to have a material adverse effect on our interim condensed consolidated statement of financial position.

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

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table provides an analysis of the warranty reserve for the nine months ended March 31:

(Dollar amounts in millions)	2008	2007
Balance beginning of period	$12.1	$10.6
Accruals for warranties	12.8	9.8
Usage of reserve	(12.8)	(10.0)
Other*	0.1	0.1
Balance at March 31	$12.2	$10.5
*	Other consists of accrual adjustments to reflect actual experience and currency translation.

Note 12 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three and nine month periods ended March 31 were as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Pension
Service cost	$ 0.9	$ 0.8	$ 2.7	$ 2.5
Interest cost	11.5	11.1	34.0	32.9
Expected return on plan assets	(12.2)	(11.8)	(36.7)	(35.0)
Amortization of prior service cost	0.2	0.2	0.7	0.6
Amortization of losses	0.6	1.4	2.0	4.0
Net periodic expense	$ 1.0	$ 1.7	$ 2.7	$ 5.0
Postretirement Benefit
Service cost	$ 0.1	$ -	$ 0.2	$ 0.1
Interest cost	0.7	0.9	2.1	2.7
Amortization of gains	(0.1)	(0.1)	(0.1)	(0.3)
Net periodic expense	$ 0.7	$ 0.8	$ 2.2	$ 2.5

We contributed approximately $2 million to our foreign and non-qualified domestic plans during the nine months ended March 31, 2008, and expect to contribute an additional $1 million during the remainder of fiscal 2008. Based on the level of our contributions to the qualified U.S. pension plan during previous years, combined with the performance of the assets invested in the plan, we do not expect to have to fund our qualified U.S. pension plan in fiscal 2008 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $4 million under the postretirement plan during the nine months ended March 31, 2008, and we expect to make approximately $2 million of additional benefit payments during the remainder of fiscal 2008.

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

Enzo Biochem, Inc., Enzo Life Sciences, Inc., and Yale University filed a patent infringement action against us in the U.S. District Court for the District of Connecticut on June 8, 2004. The complaint alleges that we are infringing six patents. Four of these patents are assigned to Yale University and licensed exclusively to Enzo Biochem, i.e., U.S. Patent No. 4,476,928, entitled “Modified Nucleotides and Polynucleotides and Complexes Formed Therefrom,” U.S. Patent No. 5,449,767, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing Same,” U.S. Patent No. 5,328,824 entitled “Methods of Using Labeled Nucleotides,” and U.S. Patent No. 4,711,955, entitled “Modified Nucleotides and Polynucleotides and Methods of Preparing and Using Same.” These four patents have since expired. The other two patents are assigned to Enzo Life Sciences, i.e., U.S. Patent No. 5,082,830 entitled “End Labeled Nucleotide Probe” and U.S. Patent No. 4,994,373 entitled “Methods and Structures Employing Compoundly – Labeled Polynucleotide Probes.” The allegedly infringing products include the Applied Biosystems group’s sequencing reagent kits, its TaqMan® genotyping and gene expression assays, and the gene expression microarrays used with its Expression Array System. Enzo Biochem, Enzo Life Sciences, and Yale University are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. In August and September, 2007, the court issued a series of orders favorable to Applera and dismissing all of these claims, but Enzo may seek to appeal those orders to the United States Court of Appeals for the Federal Circuit.

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

Note 15 – Segment and Consolidating Information

Business Segments

We are organized based on the products and services that we offer. We operate in the life science and healthcare industries through two reportable segments: the Applied Biosystems group and the Celera group. We collectively refer to the Applied Biosystems group and the Celera group as the groups. The Applied Biosystems group serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services. Its customers use these tools to analyze nucleic acids (DNA and RNA), small molecules, and proteins to make scientific discoveries and develop new pharmaceuticals. The Applied Biosystems group’s products also serve the needs of some markets outside of life science research, which we refer to as “applied markets,” such as the fields of: human identity testing (forensic and paternity testing); “biosecurity,” which refers to products needed in

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

response to the threat of biological terrorism and other malicious, accidental, and natural biological dangers; and quality and safety testing, such as testing required for food and pharmaceutical manufacturing. The Celera group is a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. BHL, a subsidiary of the Celera group, offers clinical laboratory testing services to characterize cardiovascular disease risk and optimize patient management. The Celera group also commercializes a wide range of molecular diagnostic products through its strategic alliance with Abbott Laboratories, which began in June 2002, and has licensed its diagnostic technologies to clinical laboratories to provide personalized disease management in cancer and liver diseases. The term of the strategic alliance agreement runs until June 2017.

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

Transactions between Segments

The following table presents net revenue recorded by the Applied Biosystems group from leased instruments and sales of consumables and project materials to the Celera group:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Applied Biosystems Group
Sales to the Celera group	$0.7	$0.7	$2.2	$3.1

Additionally, in accordance with our tax allocation policy, the Applied Biosystems group received, without reimbursement to the Celera group, $19.3 million in the first nine months of fiscal 2008 and $0.5 million in the first nine months of fiscal 2007, some of the tax benefits generated by the Celera group.

In the following consolidating financial information, the “Eliminations” column represents the elimination of intersegment activity.

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$451,164	$ 9,119	$ -	$460,283
Services	69,165	22,556		91,721
Other	31,575	7,779		39,354
Net revenues from external customers	551,904	39,454	-	591,358
Intersegment revenues	680		(680)
Total Net Revenues	552,584	39,454	(680)	591,358
Products	203,519	4,989	(266)	208,242
Services	31,562	8,170	(97)	39,635
Other	3,154			3,154
Cost of Sales	238,235	13,159	(363)	251,031
Gross Margin	314,349	26,295	(317)	340,327
Selling, general and administrative	147,646	19,281	13,921	180,848
Corporate allocated expenses	11,874	2,053	(13,927)
Research and development	48,607	10,192	(235)	58,564
Amortization of purchased intangible assets	2,612	2,499		5,111
Employee-related charges, asset impairments and other	1,075	3,873		4,948
Asset dispositions and legal settlements		(1,100)		(1,100)
Operating Income (Loss)	102,535	(10,503)	(76)	91,956
Gain (loss) on investments, net	54	(3,080)		(3,026)
Interest income (expense), net	2,238	3,521		5,759
Other income (expense), net	299	105		404
Income (Loss) before Income Taxes	105,126	(9,957)	(76)	95,093
Provision (benefit) for income taxes	22,231	(2,596)	213	19,848
Net Income (Loss)	$ 82,895	$ (7,361)	$ (289)	$ 75,245

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2008

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$1,319,364	$ 23,061	$ -	$1,342,425
Services	203,299	44,830		248,129
Other	90,790	28,049		118,839
Net revenues from external customers	1,613,453	95,940	-	1,709,393
Intersegment revenues	2,217		(2,217)

Total Net Revenues	1,615,670	95,940	(2,217)	1,709,393

Products	595,403	12,453	(664)	607,192
Services	90,424	15,165	(192)	105,397
Other	8,925			8,925

Cost of Sales	694,752	27,618	(856)	721,514

Gross Margin	920,918	68,322	(1,361)	987,879
Selling, general and administrative	427,031	43,780	41,602	512,413
Corporate allocated expenses	35,877	5,744	(41,621)
Research and development	143,598	31,488	(1,072)	174,014
Amortization of purchased intangible assets	7,835	4,604		12,439
Employee-related charges, asset impairments, and other	3,953	4,280		8,233
Asset dispositions and legal settlements	(7,556)	(1,100)		(8,656)

Operating Income (Loss)	310,180	(20,474)	(270)	289,436
Gain (loss) on investments, net	2,665	(3,080)		(415)
Interest income (expense), net	5,691	15,131		20,822
Other income (expense), net	2,609	(13)		2,596

Income (Loss) before Income Taxes	321,145	(8,436)	(270)	312,439
Provision (benefit) for income taxes	90,993	(2,048)	(39)	88,906

Net Income (Loss)	$ 230,152	$ (6,388)	$ (231)	$ 223,533

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at March 31, 2008

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 364,689	$61,639	$ -	$ 426,328
Short-term investments		276,634		276,634
Accounts receivable, net	458,872	32,610	(291)	491,191
Inventories, net	172,220	9,607	(849)	180,978
Prepaid expenses and other current assets	139,970	34,613	(419)	174,164
Total current assets	1,135,751	415,103	(1,559)	1,549,295
Property, plant and equipment, net	372,216	11,836	(68)	383,984
Goodwill and intangible assets, net	288,188	241,180		529,368
Other long-term assets	467,472	119,998	330	587,800
Total Assets	$2,263,627	$788,117	$(1,297)	$3,050,447

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ 125,000	$123	$ -	$ 125,123
Accounts payable	155,069	5,753	(443)	160,379
Accrued salaries and wages	86,467	7,919		94,386
Current deferred tax liability	15,952			15,952
Accrued taxes on income	10,021	1,221		11,242
Other accrued expenses	308,645	16,663	(334)	324,974
Total current liabilities	701,154	31,679	(777)	732,056
Other long-term liabilities	239,789	6,453	(113)	246,129
Total Liabilities	940,943	38,132	(890)	978,185

Total Stockholders’ Equity	1,322,684	749,985	(407)	2,072,262
Total Liabilities and Stockholders’ Equity	$2,263,627	$788,117	$(1,297)	$3,050,447

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2008

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities of Continuing Operations
Net income (loss)	$ 230,152	$ (6,388)	$ (231)	$ 223,533
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	57,081	9,347	(190)	66,238
Asset impairments		3,080		3,080
Employee-related charges and other	4,649	1,961		6,610
Share-based compensation and pension	17,737	4,858		22,595
Deferred income taxes	49,707	12,983	(1,304)	61,386
Sale of assets and legal settlements, net	(2,611)	(91)	91	(2,611)
Nonreimbursable utilization of intergroup tax benefits	19,326	(19,326)
Changes in operating assets and liabilities:
Accounts receivable	30,716	(5,126)	73	25,663
Inventories	(33,183)	720	278	(32,185)
Prepaid expenses and other assets	8,353	3,840	(9,641)	2,552
Accounts payable and other liabilities	(37,121)	(5,895)	10,927	(32,089)
Net Cash Provided (Used) by Operating Activities of Continuing Operations	344,806	(37)	3	344,772
Net Cash Provided by Discontinued Operations	12,900			12,900
Investing Activities of Continuing Operations
Additions to property, plant and equipment, net	(30,966)	(3,209)	88	(34,087)
Proceeds from maturities of available-for-sale investments		106,119		106,119
Proceeds from sales of available-for-sale investments	213,850	267,145		480,995
Purchases of available-for-sale investments	(12,553)	(119,996)		(132,549)
Acquisitions and investments, net of cash acquired	(313)	(214,437)		(214,750)
Investment in alliance activity, net		(27)		(27)
Proceeds from the sale of assets, net	3,331	485	(91)	3,725
Net Cash Provided by Investing Activities of Continuing Operations	173,349	36,080	(3)	209,426
Financing Activities of Continuing Operations
Net change in revolving credit line	25,000			25,000
Proceeds from loan payable	100,000			100,000
Payments on loans payable and debt		(10,591)		(10,591)
Dividends	(22,708)			(22,708)
Purchases of common stock for treasury	(601,505)			(601,505)
Proceeds from stock issued for stock plans and other	66,673	6,151		72,824
Net Cash Provided (Used) by Financing Activities of Continuing Operations	(432,540)	(4,440)		(436,980)
Effect of Exchange Rate Changes on Cash	(26,993)			(26,993)
Net Change in Cash and Cash Equivalents	71,522	31,603		103,125
Cash and Cash Equivalents Beginning of Period	293,167	30,036		323,203
Cash and Cash Equivalents End of Period	$ 364,689	$ 61,639	$ -	$ 426,328

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$436,209	$ 6,267	$ -	$442,476
Services	61,806	10		61,816
Other	31,276	3,484		34,760
Net revenues from external customers	529,291	9,761	-	539,052
Intersegment revenues	682		(682)
Total Net Revenues	529,973	9,761	(682)	539,052
Products	200,494	5,352	(494)	205,352
Services	27,648		(77)	27,571
Other	3,217			3,217
Total Cost of Sales	231,359	5,352	(571)	236,140
Gross Margin	298,614	4,409	(111)	302,912
Selling, general and administrative	137,082	5,351	14,825	157,258
Corporate allocated expenses	13,111	1,720	(14,831)
Research and development	54,378	13,041	(151)	67,268
Amortization of purchased intangible assets	2,841			2,841
Operating Income (Loss)	91,202	(15,703)	46	75,545
Interest income (expense), net	3,263	7,351		10,614
Other income (expense), net	2,277	128		2,405
Income (Loss) before Income Taxes	96,742	(8,224)	46	88,564
Provision (benefit) for income taxes	21,210	(3,772)	228	17,666
Net Income (Loss)	$ 75,532	$ (4,452)	$ (182)	$ 70,898

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Operations for the Nine Months Ended March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated

Products	$1,264,893	$ 19,433	$ -	$1,284,326
Services	180,728	10		180,738
Other	87,481	13,765		101,246
Net revenues from external customers	1,533,102	33,208	-	1,566,310
Intersegment revenues	3,124		(3,124)
Total Net Revenues	1,536,226	33,208	(3,124)	1,566,310
Products	599,775	13,649	(1,355)	612,069
Services	78,939		(231)	78,708
Other	8,843			8,843
Total Cost of Sales	687,557	13,649	(1,586)	699,620
Gross Margin	848,669	19,559	(1,538)	866,690
Selling, general and administrative	394,856	16,555	43,074	454,485
Corporate allocated expenses	38,011	5,082	(43,093)
Research and development	150,369	38,197	(1,236)	187,330
Amortization of purchased intangible assets	8,420			8,420
Employee-related charges, asset impairments and other		6,013		6,013
Asset dispositions and legal settlements	1,299	(2,357)		(1,058)
Acquired research and development	114,251			114,251
Operating Income (Loss)	141,463	(43,931)	(283)	97,249
Gain on investments, net	209			209
Interest income (expense), net	9,284	20,888		30,172
Other income (expense), net	4,518	343		4,861
Income (Loss) before Income Taxes	155,474	(22,700)	(283)	132,491
Provision (benefit) for income taxes	63,882	(10,711)	(55)	53,116
Net Income (Loss)	$ 91,592	$(11,989)	$ (228)	$ 79,375

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Financial Position at June 30, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 293,167	$ 30,036	$ -	$ 323,203
Short-term investments	201,297	531,460		732,757
Accounts receivable, net	446,833	6,258	(218)	452,873
Inventories, net	132,094	8,826	(571)	140,349
Prepaid expenses and other current assets	161,040	20,400	(1,995)	179,445
Total current assets	1,234,431	596,980	(2,784)	1,828,627
Property, plant and equipment, net	383,594	7,386	(170)	390,810
Goodwill and intangible assets, net	295,299	2,663		297,962
Other long-term assets	473,280	161,654	207	635,141
Total Assets	$2,386,604	$768,683	$(2,747)	$3,152,540

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$161,440	$ 3,016	$(1,791)	$ 162,665
Accrued salaries and wages	99,694	8,858		108,552
Current deferred tax liability	15,633			15,633
Accrued taxes on income	51,212	15,489		66,701
Other accrued expenses	259,743	10,463	(583)	269,623
Total current liabilities	587,722	37,826	(2,374)	623,174
Other long-term liabilities	208,550	4,959	(197)	213,312
Total Liabilities	796,272	42,785	(2,571)	836,486

Total Stockholders’ Equity	1,590,332	725,898	(176)	2,316,054
Total Liabilities and Stockholders’ Equity	$2,386,604	$768,683	$(2,747)	$3,152,540

APPLERA CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended March 31, 2007

(Dollar amounts in thousands)	Applied Biosystems Group	Celera Group	Eliminations	Consolidated
Operating Activities
Net income (loss)	$ 91,592	$ (11,989)	$ (228)	$ 79,375
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	59,294	5,302	(235)	64,361
Asset impairments		3,000		3,000
Employee-related charges and other		3,013		3,013
Share-based compensation and pension	12,042	2,319		14,361
Deferred income taxes	20,507	(10,850)	(1,999)	7,658
Sale of assets and legal settlements, net	(209)			(209)
Acquired research and development	114,251			114,251
Nonreimbursable utilization of intergroup tax benefits	481	(481)
Changes in operating assets and liabilities:
Accounts receivable	(26,139)	3,852	(387)	(22,674)
Inventories	(12,604)	720	319	(11,565)
Prepaid expenses and other assets	2,584	(2,737)	(3,445)	(3,598)
Accounts payable and other liabilities	(30,960)	(11,188)	5,848	(36,300)
Net Cash Provided (Used) by Operating Activities	230,839	(19,039)	(127)	211,673
Investing Activities
Additions to property, plant and equipment, net	(43,808)	(1,796)	127	(45,477)
Proceeds from maturities of available-for-sale investments		205,952		205,952
Proceeds from sales of available-for-sale investments	55,672	284,160		339,832
Purchases of available-for-sale investments	(198,368)	(515,633)		(714,001)
Acquisitions and investments, net of cash acquired	(121,673)			(121,673)
Investment in alliance activity, net		(1,887)		(1,887)
Proceeds from the sale of assets, net	372			372
Net Cash Used by Investing Activities	(307,805)	(29,204)	127	(336,882)
Financing Activities
Dividends	(23,241)			(23,241)
Purchases of common stock for treasury	(68,540)			(68,540)
Proceeds from stock issued for stock plans and other	96,637	14,498		111,135
Net Cash Provided by Financing Activities	4,856	14,498		19,354
Effect of Exchange Rate Changes on Cash	4,010			4,010
Net Change in Cash and Cash Equivalents	(68,100)	(33,745)		(101,845)
Cash and Cash Equivalents Beginning of Period	373,921	60,270		434,191
Cash and Cash Equivalents End of Period	$ 305,821	$ 26,525	$ -	$ 332,346

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

The Celera group is a diagnostics business that delivers personalized disease management through a combination of products and services incorporating proprietary discoveries. Berkeley HeartLab, Inc. (“BHL”), a subsidiary of the Celera group, offers clinical laboratory testing services to characterize cardiovascular disease risk and optimize patient management. The Celera group also commercializes a wide range of molecular diagnostic products through its strategic alliance with Abbott Laboratories, which began in June 2002, and has licensed its diagnostic technologies to clinical laboratories to provide personalized disease management in cancer and liver diseases. The term of the strategic alliance agreement runs until June 2017.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

On August 8, 2007, we announced that our board of directors has retained Morgan Stanley & Co. Incorporated to explore alternatives to our current tracking stock structure, including the possibility of creating independent publicly-traded companies in place of our two business groups, the Applied Biosystems group and the Celera group. In January 2008, we reiterated a preference of our board of directors to dissolve the current tracking stock structure and create separate, publicly traded companies for the Applied Biosystems group and the Celera group. Although no final decision has been reached, we filed a registration statement with the Securities and Exchange Commission (“SEC”) in February 2008 in an effort to finalize a separation by June 30, 2008, the end of our 2008 fiscal year. We intend to update shareholders as the analysis is completed and the decision is finalized. No assurances can be given that the board will ultimately authorize such a transaction or that, if authorized, such a transaction will be consummated.

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

Business Developments:

Listed below are significant business developments since the filing of our last Quarterly Report on Form 10-Q on February 8, 2008.

Applied Biosystems Group

•

In April 2008, the Applied Biosystems group announced that Baylor University had selected the SOLiD™ system, its next-generation sequencing platform, to help support their participation in the 1000 Genomes Project, a global international consortium aimed at providing a comprehensive map of genetic and structural variation to help understand the causes of disease. Also in April, the Beijing Genomics Institute (“BGI”) announced that it, too, plans to use the SOLiD System to support its participation in the project.

•

During the third quarter of fiscal 2008, the Applied Biosystems group made a number of announcements related to the ongoing commercialization of the SOLiD System, which began shipping in October 2007. New chemistry, fine-tuned software, and an improved workflow, part of a significant upgrade that will be provided to current customers starting in May 2008, is enabling customers to more than double throughput while reducing run times. The Applied Biosystems group also introduced a powerful new SOLiD-optimized microRNA (“miRNA”) solution that gives customers the ability to perform digital gene expression experiments to help understand the role these small, regulatory molecules play in cancer and other diseases and pathways. Finally, the Applied Biosystems group named two new software community members who plan to add value to the SOLiD System by aligning next-generation sequence data with previous-generation sequencing data and by significantly improving data workflows.

•

Also in April, the Applied Biosystems group announced the development of a set of tools to help researchers profile expression levels of miRNAs from trace amounts of sample, potentially advancing the study of cancer, in which miRNAs are believed to play a critical regulatory role.

•

In March 2008, the Applied Biosystems group announced that it was expanding its presence in the fast-growing food safety and testing market and planning to provide pathogen detection kits directly to food companies. The first such kit will test for salmonella; additional pathogen test kits are under development.

•

Also in March, the Applied Biosystems group announced that it had sequenced the Yoruban genome for under $60,000 in reagent costs, setting a new standard for experimental value and further setting the stage for consumer genomics and personalized medicine. The experimental data was posted on an NIH website so that researchers around the world could enjoy free and unfettered access to the sequence information.

•

In February 2008, the Applied Biosystems group introduced new iTRAQ labeling chemistry for mass spectrometry-based proteomics research. The new, high-throughput chemistry lets researchers process up to eight samples in parallel, running them through a mass spectrometer to identify the proteins and then comparing the expression levels of thousands of proteins in diseased samples against control samples.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

•

Also in February, the Applied Biosystems group introduced a new forensics kit that can quickly identify low amounts of male DNA present in samples containing high quantities of female DNA, speeding up sample analysis in sexual assault cases. The Applied Biosystems group worked directly with the San Diego, California Police Department to develop and validate the new DNA analysis kit. In a related March 2008 development, a localized, Mandarin-language version of the Applied Biosystems GeneMapper Software for Identifiler and the Chinese Sinofiler kit was introduced for the Chinese human identification market.

Celera Group

•

Following the publication of three papers in the Journal of the American College of Cardiology in January 2008 describing the identification of a gene variant called kinesin-like protein 6 (“KIF6”) that conveys up to a 55 percent increased risk for coronary heart disease, which is virtually eliminated by statin therapy, BHL completed the development and validation of a laboratory service assay for KIF6 genotypes in March 2008 and began offering the test to a select group of physicians participating in a trial market. Uptake of the KIF6 assay to date has been strong and thus far appears to be outperforming previously successful trial markets conducted by BHL, such as Apo E, NT-proBNP, and Lp-PLA2 tests at the same stage of trial marketing. The test market is expected to refine pricing, positioning and reimbursement for the KIF6 test and is targeted to be completed by the end of the fourth quarter of fiscal 2008, in anticipation of a full scale launch of KIF6 testing service at BHL over the summer of 2008.

•

In April 2008, the Celera group and Abbott were awarded a bone marrow registry tender by the French National Blood Service, or Etablissement Français du Sang, for high resolution human leukocyte antigen (“HLA”) typing using the Celera group’s HLA sequenced-based testing products. The term of the award is for three years and was effective immediately. It is anticipated that approximately 45,000 individuals will be tested over the coming three years, with each one tested over multiple loci for registry requirements, representing approximately 200,000 HLA tests performed on these repository samples. HLA sequenced-based testing is part of the Atria Genetics Inc. (“Atria”) product portfolio that was acquired by the Celera group in October 2007, and now is a part of the Celera group’s in vitro diagnostic product business.

•

In April 2008, Abbott and Innogenetics N.V., Ghent, Belgium, settled a patent infringement suit covering the U.S. sale of hepatitis C virus (“HCV”) genotyping products. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and had an interest in the outcome of the litigation because the products are manufactured by the Celera group and sold through its alliance with Abbott. The Celera group agreed to share equally the cost of this litigation, including damages, with Abbott.

•

Also in April, the Celera group granted a two year exclusive license agreement to Merck & Co., Inc. providing Merck with access to up to ten cancer targets for the development of RNA interference-based therapeutics.

•

In March 2008, the Celera group and researchers at the Leiden University Medical Center in the Netherlands published a paper in the Journal of the American Medical Association describing the identification of several novel gene variants; each variant is associated with approximately 50 percent increased risk of deep vein thrombosis.

•

In February 2008, the Celera group and Geisinger Health System entered into a research collaboration with the aim of developing a diagnostic assay for increased risk of non-alcoholic steatohepatitis by evaluating the Celera group’s numerous genetic findings in liver diseases, including the Cirrhosis Risk Score™ panel, in the Geisinger bank of more than 600 liver tissue and blood case-control samples.

•

Within the alliance with Abbott, the Chlamydia and Gonorrhea assays that run on the m2000™ system were submitted during the third quarter of fiscal 2008 to the U.S. Food and Drug Administration for 510(k) review. Also within the alliance, Abbott completed the optimization of an assay for human papillomavirus (“HPV”) in Europe. Field trials are being developed as early access partners are identified, and it is anticipated that this assay will be approved for launch in Europe in the first half of calendar 2009.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first nine months of fiscal 2008, except for our revenue recognition policy, as described below, due to the acquisition of BHL in October 2007. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2007 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Revenue Recognition and Accounts Receivable

The following describes only the areas that are most subject to our judgment. Refer to Note 1, Accounting Policies and Practices, to our interim condensed consolidated financial statements for a more detailed discussion of our revenue recognition policy.

In the normal course of business, we enter into arrangements whereby revenues are derived from multiple deliverables. In these revenue arrangements, we record revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Consensus Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and related pronouncements. In these revenue arrangements, we record revenue as the separate elements are delivered to the customer if the delivered item is determined to represent a separate earnings process, there is objective and reliable evidence of the fair value of the undelivered item, and delivery or performance of the undelivered item is probable and substantially in our control. For instruments where installation is determined to be a separate earnings process, the portion of the sales price allocable to the fair value of the installation is deferred and recognized when installation is complete. We determine the fair value of the installation process based on technician labor billing rates, the expected number of hours to install the instrument based on historical experience, and amounts charged by third parties. We continually monitor the level of effort required for the installation of our instruments to ensure that appropriate fair values have been determined. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. We determine the fair value of each element in multiple-element arrangements based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements has been determined. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

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

A portion of the Celera group’s reported net revenues include patient test service revenues associated with BHL’s operations. We recognize patient test service revenues on completion of the testing process and when the test results are sent to the ordering healthcare provider. Billings for services reimbursed by third-party payors, including Medicare, are recorded net of allowances for differences between amounts billed and the estimated receipts from such payors. These allowances are determined based on historical activity. Since the acquisition date through March 31, 2008, revenue from Medicare patients represented approximately 38% of the total BHL patient test service revenues. Payment arrangements with third parties, such as Medicare and some insurance companies, include predetermined reimbursement rates for patient tests. Adjustments to the estimated receipts, based on final settlement with the third-party payors, including Medicare, are recorded in revenue upon settlement. Historically, adjustments for Medicare have not exceeded  1/4%, and adjustments for non-Medicare payors have not exceeded  1/2%, of total BHL patient test service revenues as compared to our prior quarter estimates. As such, the Celera group estimates the potential impact of subsequent revisions to its reimbursement rates to be in the range of $150,000 to $200,000 as of March 31, 2008.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

We have an established process to estimate and review the collectibility of our receivables. Bad debt expense is recorded in SG&A expenses as a percentage of aged accounts receivable considered necessary to maintain an appropriate level of allowance for doubtful accounts. Receivables are reserved based on their respective aging categories. Our process for determining the appropriate level of the allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payor, historical and projected collection experience, current economic and business conditions, and other external factors that could affect the collectibility of its receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance for doubtful accounts when all reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered or the account has been transferred to a third party collection agency.

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

Income/(charge)	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Severance and benefit costs	$(1.3)	$ -	$(5.0)	$ -
Asset impairments				(3.0)
Excess lease space	(0.9)		(0.9)
Other	(2.8)		(2.4)	(3.6)
Reduction of expected costs				0.6
Total employee-related charges, asset impairments and other	$(5.0)	$ -	$(8.3)	$ (6.0)
Other events impacting comparability:
Revenue from sale of small molecule program	$ -	$ -	$ -	$ 2.5
Asset dispositions and legal settlements	1.1		8.7	1.1
Acquired research and development				(114.3)
Investment gains (losses)	(3.1)		(0.5)
Tax items	8.9	8.4	6.6	18.2

Acquisitions

In October 2007, we acquired BHL for $193.2 million in cash, including transaction costs. BHL is a cardiovascular healthcare company with a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified laboratory that provides a broad portfolio of clinical laboratory tests and disease management services focused on individuals who have cardiovascular disease or lipid or metabolic disorders. We believe that the acquisition provides the Celera group with a commercial infrastructure to bring its new genetic tests to the U.S. cardiovascular market. Additionally, BHL is expected to provide opportunities for the Celera group to commercialize new tests and technologies and to gain economies of scale and improve its margins as a consequence of the vertical integration with BHL’s clinical laboratory service business. The cash expenditure for this acquisition was funded by available cash.

In late October 2007, we acquired substantially all of the assets of Atria for $33.3 million in cash, including transaction costs. Atria has a line of HLA testing products that are used for identifying potential donors in the matching process for bone marrow transplantation. The acquisition provides the Celera group with direct access to tissue typing in the transplantation and bone marrow registry market. The cash expenditure for this acquisition was funded by available cash.

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

In June 2007, we made our first placements of this next generation instrument system to early access customers. The initial instrument and reagents began generating revenue in the third quarter of fiscal 2008. The total project costs were approximately $29 million, an increase of $13 million from the estimate as of the acquisition date. These additional R&D expenditures were for labor and materials required to accelerate the commercial launch of the platform and optimize features to better compete with other already commercialized next generation technologies. This increase in costs was offset by reductions in other planned R&D projects. Based on the performance of the system, the level of interest shown by our potential customers, and the progress in our manufacturing scale up, we accelerated the commercial release of the system to October 2007.

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the interim condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Applied Biosystems group

Fiscal 2008

During the third quarter of fiscal 2008, the Applied Biosystems group recorded a pre-tax charge of $1.1 million primarily for professional fees related to the Celera group’s anticipated separation from Applera. The Applied Biosystems group and the Celera group have agreed to share equally the costs incurred for the separation.

During the second quarter of fiscal 2008, the Applied Biosystems group recorded a pre-tax charge of $2.9 million for severance costs for 41 employees. The charge resulted from the realignment of the Applied Biosystems group’s organization to support market dynamics and it plans on redirecting the savings into other strategic initiatives. All of the affected employees were notified as of December 31, 2007, and are expected to be terminated by June 30, 2008. During the second and third quarters of fiscal 2008, we made cash payments of $1.7 million related to this charge. Cash expenditures were funded by cash provided by operating activities. The remaining cash expenditures of $1.2 million are expected to be paid by June 30, 2008.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Charges prior to fiscal 2007

During the first nine months of fiscal 2008, the Applied Biosystems group made cash payments of approximately $0.9 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $0.8 million as of March 31, 2008 are expected to be disbursed by fiscal 2011. In accordance with Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the excess facility lease space charge included a reduction for future estimated sublease rentals for the property. A sublease rental was not obtained for the property and over the course of the lease, additional charges of $0.6 million were recorded in operating expenses. Additionally, in the second quarter of fiscal 2007, a charge of $0.5 million was recorded in operating expenses to reserve for additional estimated costs under the lease.

Celera group

Fiscal 2008

During the third quarter of fiscal 2008, the Celera group recorded a pre-tax charge of $1.3 million for severance costs for approximately 30 employees. All of the affected employees were notified by March 31, 2008, and are expected to be terminated by the end of the first quarter of fiscal 2009. During the third quarter of fiscal 2008, we made net cash payments of $0.7 million related to this charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.6 million are expected to be paid by the third quarter of fiscal 2009. This charge resulted from the realigning of its R&D resources and other activities in line with its current business activities.

Also during the third quarter of fiscal 2008, the Celera group recorded a pre-tax charge of $1.1 million primarily for professional fees related to its anticipated separation from Applera. The Celera group and the Applied Biosystems group have agreed to share equally the costs incurred for the separation.

During the second and third quarters of fiscal 2008, the Celera group recorded pre-tax charges totaling $1.3 million related to a reduction in the Celera group’s proteomic-based activities. These charges were in addition to a charge recorded in the fourth quarter of fiscal 2007, as described below. These charges were primarily comprised of a $0.8 million charge in the second quarter of fiscal 2008 for severance costs for approximately 20 employees and an excess lease space charge of $0.9 million in the third quarter of fiscal 2008, partially offset by a gain of $0.4 million in the second quarter of fiscal 2008 from the disposal of equipment related to proteomic-based activities. All of the affected employees were notified by October 31, 2007, and are expected to be terminated by the end of the fourth quarter of fiscal 2008. During the second and third quarters of fiscal 2008, we made net cash payments of $0.7 million related to the severance charge. Cash expenditures were funded by available cash. The remaining cash expenditures of $0.1 million for the severance charge are expected to be paid by the end of the second quarter of fiscal 2009. The excess lease space charge represented the estimated cost of excess lease space less estimated future sublease income on a facility in Rockville, Maryland, which extends through April 2010. These charges resulted from the Celera group’s desire to improve its financial results, in part by lowering operating expenses.

Fiscal 2007

During the fourth quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $0.5 million for severance costs for approximately 20 employees. The charge resulted from a reduction in the Celera group’s proteomics-based activities. All of the affected employees were notified as of June 30, 2007, and were terminated by October 31, 2007. During the first nine months of fiscal 2008, we made cash payments of $0.5 million, which represented the remaining payments related to this charge. Cash expenditures were funded by available cash. This action was intended to continue to improve the Celera group’s financial results, in part due to lower operating expenses.

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

During the first quarter of fiscal 2007, the Celera group recorded a pre-tax charge of $3.5 million for its estimated share of a damage award in continuing litigation between Abbott Laboratories, our alliance partner, and Innogenetics N.V. In September 2006, a jury found that the sale of HCV genotyping analyte specific reagents (“ASRs”) products by Abbott willfully infringed a U.S. patent owned by Innogenetics and awarded Innogenetics $7.0 million in damages. In January 2007, the U.S. District Court for the Western District of Wisconsin ruled in

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

favor of Innogenetics’ request for a permanent injunction, and as such, ordered Abbott to withdraw its products from the market. The Court also reversed the jury verdict of willful infringement and ruled that Abbott did not willfully infringe Innogenetics’ patent and denied Innogenetics’ request for enhanced damages and attorneys’ fees. Innogenetics did not name the Celera group as a party in this lawsuit, but the Celera group has an interest in these products and in the outcome of the litigation because the enjoined products are manufactured by the Celera group and sold through its alliance with Abbott. Also, as these products are part of its alliance with Abbott, the Celera group agreed to share equally the cost of this litigation, including the damage award described above. Abbott appealed the judgment. On January 17, 2008, the United States Court of Appeals for the Federal Circuit vacated the permanent injunction granted by the lower court for Innogenetics against Abbott in selling HCV genotyping products. Since the jury’s damage award included an upfront entry fee, the Court remanded to the lower court to determine the terms of a compulsory license for Abbott’s future sales. In addition, the Court remanded for a new trial on the validity of the Innogenetics patent in view of a prior-issued patent. The Court also affirmed the judgment of infringement and the judgment of no willful infringement. In April 2008, Abbott and Innogenetics settled the patent infringement suit and the Celera group recorded an additional pre-tax charge of $0.6 million in the third quarter of fiscal 2008. The costs to the Celera group, including the initial pre-tax charge of $3.5 million recorded in fiscal 2007, were $4.1 million. In addition, through March 31, 2008, the Celera group recorded in operating expenses approximately $2.9 million in legal fees associated with this litigation.

Charges prior to fiscal 2007

During fiscal 2006, the Celera group recorded pre-tax charges of $26.4 million related to its decision to exit its small molecule drug discovery and development programs and the integration of Celera Diagnostics into the Celera group. These charges consisted of $12.8 million of employee-related charges, $9.8 million of asset impairments, $1.2 million of excess lease space, and $2.6 million of other disposal costs. The remaining required cash expenditures of $0.8 million as of March 31, 2008, the majority of which related to the asset impairment of an owned facility, are expected to be disbursed by December 31, 2008.

During the first nine months of fiscal 2008, the Celera group made net cash payments of approximately $0.5 million related to an excess facility lease space charge that was recorded in fiscal 2005. As of March 31, 2008, the remaining net cash expenditures of approximately $2.2 million related to this charge are expected to be disbursed by fiscal 2011.

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

Fiscal 2008

In the third quarter of fiscal 2008, the Celera group recorded a $1.1 million pre-tax gain related to the settlement of a litigation matter associated with its former Online/Information Business, an information products and service business.

In the first quarter of fiscal 2008, the Applied Biosystems group recorded a $7.6 million pre-tax gain primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Fiscal 2007

In the second quarter of fiscal 2007, the Applied Biosystems group recorded a $4.8 million pre-tax benefit related to the settlement of a patent infringement claim and a $3.0 million pre-tax benefit related to our collection from a third party of a portion of its liability relative to the settlement of a prior legal dispute. Additionally in the second quarter of fiscal 2007, the Celera group recorded a $2.4 million pre-tax benefit related to the settlement of a litigation matter associated with the former Online/Information Business.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a $9.1 million pre-tax charge related to a settlement agreement entered into with another company which resolved outstanding legal disputes with that company.

Investments

The Celera group recorded a pre-tax charge of $3.1 million in gain (loss) on investments in the third quarter of fiscal 2008 for an other-than-temporary impairment of a publicly traded non-strategic minority equity investment. The impairment charge resulted from a number of factors that were assessed, including the duration of the decline in market value, the financial condition, and future prospects for the investee. The Applied Biosystems group recorded a pre-tax gain of $2.6 million in gain (loss) on investments in the second quarter of fiscal 2008 from the sale of a non-strategic minority equity investment.

Tax items

Fiscal 2008

In the third quarter of fiscal 2008, we recorded net tax benefits of $8.9 million, primarily resulting from net benefits related to completed Internal Revenue Service (“IRS”) and foreign audits. $9.6 million of tax benefits were recorded at the Applied Biosystems group, slightly offset by a tax charge of $0.7 million recorded at the Celera group.

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

The Tax Relief and Health Care Act of 2006, enacted in December 2006, extended the R&D tax credit from January 1, 2006 through December 31, 2007. The Celera group included the estimated benefit of the current year R&D tax credit in the second quarter of fiscal 2007 estimated annual effective tax rate. In addition, the Celera group recorded a tax benefit of $1.0 million in the second quarter of fiscal 2007 related to the R&D tax credit generated between January 1 and June 30, 2006.

In the first quarter of fiscal 2007, the Applied Biosystems group recorded a tax benefit of $8.8 million related to a reduction in the valuation allowance for German net operating loss carryforwards.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Applera Corporation’s Consolidated Operations

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)		2008	2007	% Increase/ (Decrease)
Net revenues	$591.4	$539.0	9.7%		$1,709.4	$1,566.3	9.1%
Cost of sales	251.1	236.1	6.4%		721.5	699.6	3.1%
Gross margin	340.3	302.9	12.3%		987.9	866.7	14.0%
SG&A expenses	180.8	157.3	14.9%		512.5	454.5	12.8%
R&D	58.6	67.2	(12.8%	)	174.0	187.3	(7.1%	)
Amortization of purchased intangible assets	5.1	2.8	82.1%		12.4	8.4	47.6%
Employee-related charges, asset impairments and other	5.0				8.3	6.0	38.3%
Asset dispositions and legal settlements	(1.1)				(8.7)	(1.1)	690.9%
Acquired research and development						114.3	(100.0%	)
Operating income	91.9	75.6	21.6%		289.4	97.3	197.4%
Gain (loss) on investments, net	(3.0)				(0.4)	0.2	(300.0%	)
Interest income (expense), net	5.8	10.6	(45.3%	)	20.8	30.2	(31.1%	)
Other income (expense), net	0.4	2.4	(83.3%	)	2.6	4.8	(45.8%	)
Income before income taxes	95.1	88.6	7.3%		312.4	132.5	135.8%
Provision for income taxes	19.9	17.7	12.4%		88.9	53.1	67.4%
Net income	$ 75.2	$ 70.9	6.1%		$ 223.5	$ 79.4	181.5%
Percentage of net revenues:
Gross margin	57.5%	56.2%			57.8%	55.3%
SG&A expenses	30.6%	29.2%			30.0%	29.0%
R&D	9.9%	12.5%			10.2%	12.0%
Operating income	15.5%	14.0%			16.9%	6.2%

Effective income tax rate	20.9%	20.0%			28.5%	40.0%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Income (charge) included in income before income taxes	$ (7.0)	$ -	$(0.1)	$(116.7)
Benefit for income taxes	(11.3)	(8.5)	(6.8)	(19.1)

Net income increased in the third quarter and first nine months of fiscal 2008 compared to the prior year periods primarily due to the previously described events impacting comparability, higher net revenues and gross margin, and lower R&D expenses, partially offset by higher SG&A expenses. The net effect of foreign currency on our net income was a benefit of approximately $7 million during the third quarter of fiscal 2008 and approximately $22 million during the first nine months of fiscal 2008 as compared to the prior year periods. Read our discussion of segments for information on their financial results.

Net revenues, which include the favorable effects of foreign currency, increased in the third quarter and first nine months of fiscal 2008 compared with the prior year periods. The effect of foreign currency increased net revenues by approximately 4% in the third quarter and first nine months of fiscal 2008 as compared to the prior year periods. Net revenues increased in both the third quarter and first nine months of fiscal 2008 primarily due to the favorable effect of foreign currency, the acquisitions of BHL and Atria, and higher diagnostic-related licensing and royalty revenues at the Celera group.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

In Europe, revenues increased approximately 7% during the third quarter of fiscal 2008 as compared to the prior year quarter, including the favorable effect of foreign currency of approximately 6%. Revenues increased in Europe primarily as a result of sales of TaqMan Gene Expression Assay products, API triple quad systems, Q TRAP systems, sequence detection consumables, and SOLiD Systems. This growth was partially offset by lower sales of genetic analyzers. The Europe category includes revenues from India and other countries in West Asia, which had previously been grouped into our Asia Pacific category. Revenues by geographic area for the third quarter of fiscal 2007 have been reclassified to reflect this change. Revenues in Asia Pacific, other than Japan, increased by approximately 24% as compared to the prior year quarter, including a favorable impact from foreign currency of approximately 4%. This growth was led by China, in part due to spending in applied markets. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of API triple quad systems and human identification consumables, partially offset by a decline in sales of MALDI TOF/TOF systems. Revenues in Japan during the third quarter of fiscal 2008 increased by approximately 7% relative to the prior year quarter, including a favorable impact from foreign currency of approximately 10%. Revenues decreased due to continued constrained academic and pharmaceutical spending and competition. From a product perspective, the decrease was primarily due to lower sales of API triple quad and Q TRAP systems, offset by sales of SOLiD Systems and genetic analyzers in the region. Sales in the U.S. in the third quarter of fiscal 2008 decreased compared to the prior year quarter due to lower sales of genetic analyzers, Real-Time PCR instruments, Q TRAP systems, revenues from a U.S. Department of Defense contract awarded to the Applied Biosystems group in August 2006, which were included in the third quarter of fiscal 2007, and MALDI TOF/TOF systems, partially offset by sales of SOLiD Systems and TaqMan Gene Expression Assay products.

During the first nine months of fiscal 2008, revenues in Europe increased approximately 10% as compared to the prior year period, including the favorable effect of foreign currency of approximately 7%. Revenues increased in Europe primarily as a result of higher sales of TaqMan Gene Expression Assay products, DNA sequencing consumables, Q TRAP systems, sequence detection consumables and human identification consumables. This growth was partially offset by lower sales of genetic analyzers, primarily low to medium throughput, and MALDI TOF/TOF and Q STAR systems. The Europe category includes revenues from India and other countries in West Asia, which had previously been grouped into our Asia Pacific category. Revenues by geographic area for the first nine months of fiscal 2007 have been reclassified to reflect this change. Revenues in Asia Pacific, other than Japan, increased by approximately 16% during the first nine months of fiscal 2008 as compared to the prior year period, including a favorable impact from foreign currency of approximately 3%. This growth was led by China and Australia. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of API triple quad systems, low to medium throughput genetic analyzers, human identification consumables, and RNA kits and reagents. These increases were partially offset by a decline in sales of MALDI TOF/TOF systems. Revenues in Japan during the first nine months of fiscal 2008 were relatively flat compared to the prior year period, including a favorable impact from foreign currency of approximately 6%. A decline in sales of API triple quad and Q TRAP systems was offset by the introduction of the SOLiD System and increases in sales of genetic analyzers, MALDI TOF/TOF systems and human identification consumables in the region. Sales in the U.S. decreased in the first nine months of fiscal 2008 primarily due to lower sales of genetic analyzers, Real-Time PCR instruments, revenues from a U.S. Department of Defense contract, which were included in the first nine months of fiscal 2007, chromatography media consumables, and DNA sequencing consumables. These decreases were partially offset by higher sales of API triple quad systems, TaqMan Gene Expression Assay products, Real-Time PCR consumables, and sales of SOLiD Systems.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

The higher gross margin percentage for the third quarter of fiscal 2008 as compared to the prior year quarter was primarily due to lower costs for enzymes from a new supply agreement and the favorable impact of foreign currency, all at the Applied Biosystems group, and higher margin services and products due to the acquisitions of BHL and Atria and higher licensing and royalty revenues at the Celera group. Partially offsetting this increase was competitive pricing in the Mass Spectrometry product category at the Applied Biosystems group. Gross margin, as a percentage of net revenues, increased for the first nine months of fiscal 2008 compared to the prior year period primarily from lower costs for enzymes due to the new supply agreement and other improved vendor pricing and lower manufacturing costs, and the favorable impact of foreign currency, all at the Applied Biosystems group, and higher margin services and products due to the acquisitions of BHL and Atria and higher licensing and royalty revenues at the Celera group. Partially offsetting these benefits was competitive pricing in the Mass Spectrometry product category at the Applied Biosystems group.

SG&A expenses for the third quarter of fiscal 2008 increased compared to the prior year quarter primarily due to the inclusion of BHL expenses of approximately $13 million at the Celera group, higher employee-related costs of approximately $6 million at the Applied Biosystems group, the unfavorable impact of foreign currency of approximately $6 million, and regional investments, including additional headcount, of approximately $3 million to support growth primarily in Europe and China at the Applied Biosystems group. This increase was partially offset by lower legal expenses of approximately $2 million and lower marketing and travel expenses of approximately $1 million at the Applied Biosystems group.

SG&A expenses for the first nine months of fiscal 2008 increased compared to the prior year period primarily due to: the inclusion of BHL expenses of approximately $25 million at the Celera group; the unfavorable impact of foreign currency of approximately $14 million; higher employee-related costs of approximately $14 million; regional investments, including additional headcount, of approximately $9 million in fiscal 2008 to support growth primarily in Europe and China; and the reversal in the first quarter of fiscal 2007 of a $5 million accrual related to settled litigation, all at the Applied Biosystems group. This increase was partially offset by lower marketing and travel expenses of approximately $3 million at the Applied Biosystems group. The first nine months of fiscal 2007 included approximately $3 million of integration costs related to Ambion, a company the Applied Biosystems group acquired in March 2006.

R&D expenses decreased for the third quarter and first nine months of fiscal 2008 compared to the prior year periods primarily as a result of lower employee-related costs at the Applied Biosystems group, the termination in June 2007 of a U.S. Department of Defense contract awarded to the Applied Biosystems group, the timing of expenses at the Applied Biosystems group, and reduced proteomic-based target discovery and validation related activities at the Celera group, partially offset by investments in the SOLiD System program, the next-generation DNA sequencing system, at the Applied Biosystems group.

Interest income, net decreased during the third quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to interest expense incurred on our loans payable and lower average cash and cash equivalents and short-term investments combined with lower average interest rates. Interest income, net decreased during the first nine months of fiscal 2008 compared to the same period in the prior year primarily due to interest expense incurred on our loans payable and lower average cash and cash equivalents and short-term investments in fiscal 2008, partially offset by higher average interest rates in fiscal 2008. The loans, which originated in fiscal 2008, were used to fund the accelerated repurchase of shares of Applera-Applied Biosystems stock, as described below.

Other income (expense), net decreased in the third quarter and first nine months of fiscal 2008 compared to the same periods in fiscal 2007 due primarily to lower income from the Applied Biosystems group’s foreign currency risk management program.

The increase in the effective tax rate for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to an increase in earnings. The decrease in the effective tax rate for the first nine months of fiscal 2008 compared to the prior period was primarily due to the previously described events impacting comparability, including the events described under tax items.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applera Corporation

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents and short-term investments of $703.0 million at March 31, 2008, and $1,056.0 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $25 million outstanding under this agreement at March 31, 2008. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at March 31, 2008. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. Cash provided by operating activities and our debt borrowings have been our primary source of funds over the last fiscal year.

In April 2007, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management the discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We repurchased 3.4 million shares of Applera-Applied Biosystems stock for approximately $100 million during the fourth quarter of fiscal 2007 under this authorization. Subsequently, on August 8, 2007, we announced that our board of directors increased this authorization to $1.2 billion in the aggregate, including the $100 million discussed above, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock. Pursuant to this authorization, we entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash and $275 million was funded by bank loans. In October 2007, 16 million shares of Applera-Applied Biosystems stock were delivered to us under this agreement. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us an additional 1.9 million shares of Applera-Applied Biosystems stock. See Note 9 to our interim condensed consolidated financial statements for more information on the accelerated share repurchase. These authorizations supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, authorized share repurchases, and dividends for the next twelve months and for the foreseeable future.

(Dollar amounts in millions)	March 31, 2008	June 30, 2007
Cash and cash equivalents	$426.3	$323.2
Short-term investments	276.7	732.8
Total cash and cash equivalents and short-term investments	$703.0	$1,056.0
Total debt	125.2
Working capital	817.2	1,205.5
Debt to total capitalization	5.7%

The overall decrease of cash and cash equivalents and short-term investments for the first nine months of fiscal 2008 from June 30, 2007 resulted from cash expenditures for the accelerated share repurchase transaction and the acquisitions of BHL and Atria, partially offset by cash generated from operating activities. Cash and cash equivalents increased for the first nine months of fiscal 2008 from June 30, 2007, as cash generated from operating activities, proceeds from bank loans, net of repayments, sales and maturities of investments, net of purchases, and stock issuances exceeded the payment to Morgan Stanley for the accelerated share repurchase transaction, cash expenditures for the acquisitions of BHL and Atria, capital spending and dividends paid.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2008	2007
Net cash from operating activities	$344.8	$211.7
Net cash from investing activities	209.4	(336.9)
Net cash from financing activities	(437.0)	19.4
Effect of exchange rate changes on cash	(27.0)	4.0

Operating activities:

The increase in net cash provided from operating activities for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 resulted primarily from higher income-related cash flows and a higher source of cash in accounts receivable, partially offset by a higher increase in inventories. The higher source of cash in accounts receivable was primarily due to higher sales volume, partially offset by an increase in the days sales outstanding at the Applied Biosystems group, as described below, and the timing of the collection of licensing and milestone payments at the Celera group recorded in the first nine months of fiscal 2007, as well as an increase in receivables related to both royalty revenues and the sale of BHL services and Atria products. Within prepaid expenses and other assets, the higher source of cash primarily resulted from the timing of royalty receipts, as well as dividends and distributions related to our joint venture activities. Partially offsetting these sources of cash were higher payments by the Applied Biosystems group in the first nine months of fiscal 2008 under license and collaboration agreements, including approximately $37 million made in the second quarter of fiscal 2008. The higher use of cash in accounts payable and other liabilities resulted primarily from the timing of royalty payments, partially offset by tax refunds received in the first nine months of fiscal 2008 primarily due to the completion of the IRS and foreign tax audits, the timing of vendor payments at the Applied Biosystems group, and lower severance and other restructuring-related payments at the Celera group in the first nine months of fiscal 2008. The Applied Biosystems group’s days sales outstanding was 62 days at March 31, 2008, compared to 58 days at June 30, 2007 and 57 days at March 31, 2007. The increase resulted primarily from the timing of cash collections from governmental agencies, primarily in Europe, Japan and North America. Inventory on hand was 3.9 months at March 31, 2008, compared to 2.7 months at June 30, 2007. The increase was primarily related to the build up of both instruments and consumables for the SOLiD System.

Investing activities:

Capital expenditures, net of disposals, for the first nine months of fiscal 2008 were $11.4 million lower than in the prior year period primarily due to lower building and leasehold improvements, primarily at the Applied Biosystems group’s facilities in California, made in the first nine months of fiscal 2008. Additionally, higher expenditures for the Applied Biosystems Portal in the first nine months of fiscal 2007 also contributed to the decrease. The first nine months of fiscal 2008 included higher proceeds from sales and maturities of available for sale investments and lower purchases of available for sale investments. In October 2007, we acquired BHL and Atria for $214.4 million, including transaction costs and net of cash acquired. In July 2006, we acquired APG for approximately $121 million, including transaction costs.

Financing activities:

During the first nine months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. In October 2007, 16 million shares of Applera-Applied Biosystems stock were delivered to us under this transaction. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us an additional 1.9 million shares of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. During the second and third quarters of fiscal 2008, we repaid $150 million of these borrowings. In connection with the acquisition of BHL, we assumed approximately $10.8 million of floating and fixed rate debt, of which $10.6 million was repaid in the second quarter of fiscal 2008. During the first nine months of fiscal 2007, we repurchased approximately 1.8 million shares of Applera-Applied Biosystems stock for $68.5 million. See Note 9 to our interim condensed consolidated financial statements for more information on our debt.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Contractual Obligations

Our significant contractual obligations at March 31, 2008, and the anticipated payments under these obligations were as follows:

	Payments by Period
(Dollar amounts in millions)	Total	2008 (a)	2009 - 2010	2011 - 2012	Thereafter
Minimum operating lease payments (b)	$139.7	$ 11.5	$ 68.7	$30.6	$28.9
Purchase obligations (c)	135.9	86.8	36.5	9.4	3.2
Other long-term liabilities (d)	37.8	1.8	3.5	2.1	30.4
Total	$313.4	$100.1	$108.7	$42.1	$62.5

(a)	Represents cash obligations for the remainder of fiscal 2008.
(b)	Refer to Note 10 to our consolidated financial statements in our 2007 Annual Report to Stockholders for further information.
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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was $67.9 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future tax payments. During the third quarter of fiscal 2008, the IRS completed its audit for our fiscal years 2001 through 2005. The completion of the IRS audit, as well as foreign audits, primarily resulted in a decrease in our unrecognized tax benefits of $41.0 million. The impact to our cash flow was immaterial.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Discussion of Segments’ Operations, Financial Resources and Liquidity

Applied Biosystems Group

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)		2008	2007	% Increase/ (Decrease)
Net revenues	$552.6	$529.9	4.3%		$1,615.7	$1,536.2	5.2%
Cost of sales	238.3	231.3	3.0%		694.8	687.5	1.1%
Gross margin	314.3	298.6	5.3%		920.9	848.7	8.5%
SG&A expenses	159.5	150.2	6.2%		462.9	432.8	7.0%
R&D	48.6	54.4	(10.7%	)	143.6	150.4	(4.5%	)
Amortization of purchased intangible assets	2.6	2.8	(7.1%	)	7.8	8.4	(7.1%	)
Employee-related charges, asset impairments and other	1.1				4.0
Asset dispositions and legal settlements					(7.6)	1.3	(684.6%	)
Acquired research and development						114.3	(100.0%	)
Operating income	102.5	91.2	12.4%		310.2	141.5	119.2%
Gain on investments, net	0.1				2.7	0.2
Interest income (expense), net	2.2	3.2	(31.3%	)	5.6	9.3	(39.8%	)
Other income (expense), net	0.3	2.3	(87.0%	)	2.6	4.5	(42.2%	)
Income before income taxes	105.1	96.7	8.7%		321.1	155.5	106.5%
Provision for income taxes	22.2	21.2	4.7%		90.9	63.9	42.3%
Net income	$ 82.9	$ 75.5	9.8%		$ 230.2	$ 91.6	151.3%
Percentage of net revenues:
Gross margin	56.9%	56.4%			57.0%	55.2%
SG&A expenses	28.9%	28.3%			28.7%	28.2%
R&D	8.8%	10.3%			8.9%	9.8%
Operating income	18.5%	17.2%			19.2%	9.2%

Effective income tax rate	21.1%	21.9%			28.3%	41.1%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Income (charge) included in income before income taxes	$ (1.1)	$ -	$ 6.2	$(115.6)
Benefit for income taxes	(10.1)	(8.1)	(5.4)	(17.3)

Net income increased at the Applied Biosystems group in the third quarter and first nine months of fiscal 2008 compared to the prior year periods due to the previously described events impacting comparability, higher net revenues and gross margin, and lower R&D expenses, partially offset by higher SG&A expenses. The net effect of foreign currency on our net income was a benefit of approximately $7 million during the third quarter of fiscal 2008 and approximately $22 million during the first nine months of fiscal 2008 as compared to prior year periods.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Revenues – overall summary

The following table sets forth the Applied Biosystems group’s revenues by product categories for the three and nine months ended March 31:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)		2008	2007	% Increase/ (Decrease)

DNA Sequencing	$146.4	$140.7	4%		$ 422.2	$ 419.0	1%
% of total revenues	27%	27%			26%	27%

Real-Time PCR/Applied Genomics	200.9	183.3	10%		581.5	512.0	14%
% of total revenues	36%	34%			36%	33%

Mass Spectrometry	128.5	127.3	1%		387.2	379.2	2%
% of total revenues	23%	24%			24%	25%

Core PCR & DNA Synthesis	49.5	46.9	6%		146.3	142.3	3%
% of total revenues	9%	9%			9%	9%

Other Product Lines	27.3	31.7	(14%	)	78.5	83.7	(6%	)
% of total revenues	5%	6%			5%	6%

Total	$552.6	$529.9	4%		$1,615.7	$1,536.2	5%

The effect of foreign currency increased net revenues by approximately 4% in the third quarter and first nine months of fiscal 2008 as compared to the prior year periods.

Real-Time PCR/Applied Genomics:

•

Revenues in the Real-Time PCR/Applied Genomics product category increased in both the third quarter and nine month periods compared to the prior year periods primarily due to higher sales of consumable products, including TaqMan Gene Expression Assay products, human identification kits used in forensics, sequence detection consumables, and RNA kits and reagents.

•

Revenue from other sources increased for the third quarter and first nine months of fiscal 2008 compared to the same periods last year primarily due to higher royalty and license revenues, including a real-time PCR instrument license granted in the first quarter of fiscal 2008 as part of a patent infringement settlement, and higher service contract revenues.

Mass Spectrometry:

•

Instrument revenues in the Mass Spectrometry product category decreased in the third quarter of fiscal 2008 compared to the prior year quarter primarily due to lower sales of the MALDI TOF/TOF and Q TRAP systems, partially offset by higher sales of the API triple quad system. Instrument revenues also decreased for the first nine months of fiscal 2008 compared to the prior year period as lower sales of the MALDI TOF/TOF and QSTAR® systems, were partially offset by higher sales of the Q TRAP system.

•	Revenue from other sources increased in both the third quarter and first nine months of fiscal 2008 compared to the prior year periods primarily due to higher instrument service contract revenues.
•

The Mass Spectrometry product category is facing competition and a weakening economic and budgeting climate. The Applied Biosystems group is challenged by constrained capital spending in pharmaceutical markets, particularly in Europe and Japan but also in the United States. Pharmaceutical spending has been offset somewhat by the shift to contract research organizations (“CROs”) where the Applied Biosystems group has a strong market position. Our applied markets mass spectrometry showed continued strength in North America and Asia, particularly China. The high-end Q TRAP and triple quad products exhibited strong acceptance in applied markets for applications like quality and safety monitoring in food and beverage markets and environmental testing.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

DNA Sequencing:

•

Revenues in the DNA Sequencing product category increased for the third quarter of fiscal 2008 compared to the same quarter last year primarily due to higher consumables sales, including CE, or capillary electrophoresis, consumables and higher instrument sales. During the third quarter of fiscal 2008, the Applied Biosystems group recognized its first revenues from sales of the SOLiD next-generation sequencing system. Sales of the SOLiD System were partially offset by lower sales of high throughput genetic analyzers.

•

Revenues increased for the first nine months of fiscal 2008 compared to the same period last year primarily due to higher consumables sales, including CE and SOLiD consumables and higher instrument service contract revenues, partially offset by lower instrument sales. Decreased sales of low to medium throughput genetic analyzers were partially offset by sales of the SOLiD System.

•

As expected, overall CE instrument placements are declining in the research market as instrument funding priorities shift toward next-generation sequencing platforms. Related CE consumables volume continues to grow during this transition period. CE instrument revenues in applied markets were also up during the third quarter of fiscal 2008 for both human identification and quality and safety testing.

Other:

Revenues in the Other Product Lines product category decreased primarily due to revenues from a U.S. Department of Defense contract, which were included in the third quarter and first nine months of fiscal 2007.

Revenues by sources

The following table sets forth the Applied Biosystems group’s revenues by sources for the three and nine month periods ended March 31:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)		2008	2007	% Increase/ (Decrease)
Instruments	$214.4	$215.6	(0.6%	)	$ 637.1	$ 646.8	(1.5%	)
Consumables	237.3	221.0	7.4%		684.1	620.5	10.2%
Other sources	100.9	93.3	8.1%		294.5	268.9	9.5%
Total	$552.6	$529.9	4.3%		$1,615.7	$1,536.2	5.2%

Instruments

For the third quarter of fiscal 2008, instrument revenues slightly decreased from the prior year quarter primarily due to lower sales of the MALDI TOF/TOF and Q TRAP systems in the Mass Spectrometry product category and lower sales of genetic analyzers for high-throughput CE sequencing in the DNA Sequencing product category. These decreases were almost entirely offset by higher sales of the API triple quad system in the Mass Spectrometry product category, the SOLiD System in the DNA Sequencing product category, and the new Veriti™ thermal cycler in the Core PCR & DNA Synthesis product category. For the first nine months of fiscal 2008, instrument revenues decreased from the prior year period primarily due to lower sales of low to medium throughput genetic analyzers and MALDI TOF/TOF and QSTAR systems, partially offset by sales of the SOLiD System, low end Real-Time PCR instruments, and the Q TRAP system.

Consumables

The increase in consumables sales in the third quarter and first nine months of fiscal 2008 primarily reflected the strength of Real-Time PCR/Applied Genomics consumable sales. These sales increased primarily as a result of higher sales of TaqMan Gene Expression Assay products, human identification kits used in forensics, sequence detection consumables, and RNA kits and reagents. Also, favorably impacting consumables revenues were higher sales of consumables in the DNA Sequencing product category.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased in the third quarter and first nine months of fiscal 2008 primarily due to higher service contract revenues, particularly in the Mass Spectrometry and Real-Time PCR/Applied Genomics product categories, and higher royalty and license revenues, in part due to a patent infringement settlement related to a real-time instrument patent.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Revenues by geographic area

The following table sets forth the Applied Biosystems group’s revenues by geographic area for the three and nine month periods ended March 31:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)		2008	2007	% Increase/ (Decrease)
United States	$217.2	$227.4	(4.5%	)	$ 656.6	$ 662.4	(0.9%	)
Europe	196.0	182.8	7.2%		581.0	528.2	10.0%
Asia Pacific	111.5	97.6	14.2%		300.6	280.1	7.3%
Other markets	27.9	22.1	26.2%		77.5	65.5	18.3%
Total	$552.6	$529.9	4.3%		$1,615.7	$1,536.2	5.2%

In Europe, the effect of foreign currency increased revenues by approximately 6% during the third quarter of fiscal 2008 as compared to the prior year quarter. Revenues increased in Europe primarily as a result of sales of TaqMan Gene Expression Assay products, API triple quad systems, Q TRAP systems, sequence detection consumables, and SOLiD Systems. This growth was partially offset by lower sales of genetic analyzers. The Europe category includes revenues from India and other countries in West Asia, which had previously been grouped into our Asia Pacific category. Revenues by geographic area for the third quarter of fiscal 2007 have been reclassified to reflect this change. Revenues in Asia Pacific, other than Japan, increased by approximately 24% as compared to the prior year quarter, including a favorable impact from foreign currency of approximately 4%. This growth was led by China, in part due to spending in applied markets. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of API triple quad systems and human identification consumables, partially offset by a decline in sales of MALDI TOF/TOF systems. Revenues in Japan during the third quarter of fiscal 2008 increased by approximately 7% relative to the prior year quarter, including a favorable impact from foreign currency of approximately 10%. Revenues decreased due to continued constrained academic and pharmaceutical spending and competition. From a product perspective, the decrease was primarily due to lower sales of API triple quad and Q TRAP systems, offset by sales of SOLiD Systems and genetic analyzers in the region. Sales in the U.S. in the third quarter of fiscal 2008 decreased compared to the prior year quarter due to lower sales of genetic analyzers, Real-Time PCR instruments, Q TRAP systems, revenues from a U.S. Department of Defense contract, which were included in the third quarter of fiscal 2007, and MALDI TOF/TOF systems, partially offset by sales of SOLiD Systems and TaqMan Gene Expression Assay products.

During the first nine months of fiscal 2008, the effect of foreign currency in Europe increased revenues by approximately 7% as compared to the prior year period. Revenues increased in Europe primarily as a result of higher sales of TaqMan Gene Expression Assay products, DNA sequencing consumables, Q TRAP systems, sequence detection consumables and human identification consumables. This growth was partially offset by lower sales of genetic analyzers, primarily low to medium throughput, and MALDI TOF/TOF and Q STAR systems. The Europe category includes revenues from India and other countries in West Asia, which had previously been grouped into our Asia Pacific category. Revenues by geographic area for the first nine months of fiscal 2007 have been reclassified to reflect this change. Revenues in Asia Pacific, other than Japan, increased by approximately 16% during the first nine months of fiscal 2008 as compared to the prior year period, including a favorable impact from foreign currency of approximately 3%. This growth was led by China and Australia. From a product perspective, revenue in Asia Pacific, other than Japan, increased due to higher sales of API triple quad systems, low to medium throughput genetic analyzers, human identification consumables, and RNA kits and reagents. These increases were partially offset by a decline in sales of MALDI TOF/TOF systems. Revenues in Japan during the first nine months of fiscal 2008 were relatively flat compared to the prior year period, including a favorable impact from foreign currency of approximately 6%. A decline in sales of API triple quad and Q TRAP systems was offset by the introduction of the SOLiD System and increases in sales of genetic analyzers, MALDI TOF/TOF systems and human identification consumables in the region. Sales in the U.S. decreased in the first nine months of fiscal 2008 primarily due to lower sales of genetic analyzers, Real-Time PCR instruments, revenues from a U.S. Department of Defense contract, which were included in the first nine months of fiscal 2007, chromatography media consumables, and DNA sequencing consumables. These decreases were partially offset by higher sales of API triple quad systems, TaqMan Gene Expression Assay products, Real-Time PCR consumables, and sales of SOLiD Systems.

Gross margin, as a percentage of net revenues, increased for the third quarter of fiscal 2008 compared to the prior year quarter primarily due to lower costs for enzymes from a new supply agreement and the favorable impact of

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

foreign currency, partially offset by competitive pricing in the Mass Spectrometry product category. Gross margin, as a percentage of net revenues, increased for the first nine months of fiscal 2008 compared to the prior year period primarily due to: lower costs for enzymes from the new supply agreement and other improved vendor pricing and lower manufacturing costs and the favorable impact of foreign currency. Partially offsetting these benefits was competitive pricing in the Mass Spectrometry product category. Service margin was lower in the third quarter of fiscal 2008 compared to the same quarter last year primarily due to product mix, selective parts price reductions, and timing of repair activity. Service margin was lower in the first nine months of fiscal 2008 compared to the prior year period due to product mix and timing of repair activities between contract and warranty customers.

SG&A expenses for the third quarter of fiscal 2008 increased compared to the prior year quarter primarily due to higher employee-related costs, of approximately $6 million, particularly in sales and marketing, the unfavorable impact of foreign currency of approximately $6 million and regional investments, including additional headcount, of approximately $3 million in fiscal 2008 to support growth primarily in Europe and China. This increase was partially offset by lower legal expenses of approximately $2 million and lower marketing and travel expenses of approximately $1 million.

SG&A expenses for the first nine months of fiscal 2008 increased compared to the prior year period primarily due to: the unfavorable impact of foreign currency of approximately $14 million; higher employee-related costs, of approximately $14 million, particularly in sales and marketing; regional investments, including additional headcount, of approximately $9 million in fiscal 2008 to support growth primarily in Europe and China; and the reversal in the first quarter of fiscal 2007 of a $5 million accrual related to settled litigation. This increase was partially offset by lower marketing and travel expenses of approximately $3 million. Additionally, the first nine months of fiscal 2007 included approximately $3 million of integration costs related to Ambion.

R&D expenses decreased in both the third quarter and first nine months of fiscal 2008 from the prior year periods primarily as a result of lower employee-related costs, the termination in June 2007 of a U.S. Department of Defense contract, and the timing of expenses, partially offset by investments in the SOLiD System program.

Interest income, net decreased during the third quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to interest expense incurred on our loans payable and lower average cash and cash equivalents and short-term investments combined with lower average interest rates. Interest income, net decreased during the first nine months of fiscal 2008 compared to the same period in the prior year primarily due to interest expense incurred on our loans payable, partially offset by income from higher average cash and cash equivalents and short-term investments and higher average interest rates. The loans, which originated in fiscal 2008, were used to fund the accelerated repurchase of shares of Applera-Applied Biosystems stock, as described below.

Other income (expense), net decreased in the third quarter and first nine months of fiscal 2008 compared to the same periods in fiscal 2007 due primarily to lower income from our foreign currency risk management program.

The decrease in the effective tax rate for the first nine months of fiscal 2008 compared to the same period last year was primarily due to the previously described events impacting comparability, including the events described under tax items.

Applied Biosystems Group

Discussion of Financial Resources and Liquidity

The Applied Biosystems group had cash and cash equivalents and short-term investments of $364.7 million at March 31, 2008, and $494.5 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $25 million outstanding under this agreement at March 31, 2008. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at March 31, 2008. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of Applera-

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Applied Biosystems group stock and were allocated entirely to the Applied Biosystems group. Cash provided by operating activities and our debt borrowings have been the Applied Biosystems group’s primary source of funds.

In April 2007, we announced that our board of directors authorized the repurchase of up to 10% of the outstanding shares of Applera-Applied Biosystems stock. This authorization has no time restrictions and delegates to management the discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. We repurchased 3.4 million shares of Applera-Applied Biosystems stock for approximately $100 million during the fourth quarter of fiscal 2007 under this authorization. Subsequently, on August 8, 2007, we announced that our board of directors increased this authorization to $1.2 billion in the aggregate, including the $100 million discussed above, which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock. Pursuant to this authorization, we entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash and $275 million was funded by bank loans. In October 2007, 16 million shares of Applera-Applied Biosystems stock were delivered to us under this agreement. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us an additional 1.9 million shares of Applera-Applied Biosystems stock. See Note 9 to our interim condensed consolidated financial statements for more information on the accelerated share repurchase. These authorizations supplement the board’s standing authorization to replenish shares of Applera-Applied Biosystems stock issued under our employee stock benefit plans.

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

(Dollar amounts in millions)	March 31, 2008	June 30, 2007
Cash and cash equivalents	$364.7	$293.2
Short-term investments		201.3
Total cash and cash equivalents and short-term investments	$364.7	$494.5
Total debt	125.0
Working capital	434.6	646.7
Debt to total capitalization	8.6%

The overall decrease of cash and cash equivalents and short-term investments for the first nine months of fiscal 2008 from June 30, 2007 resulted from cash expenditures for the accelerated share repurchase transaction, partially offset by cash generated from operating activities. Cash and cash equivalents increased from June 30, 2007, as cash generated from operating activities, proceeds from bank loans, net of repayments, sales of investments, net of purchases, and stock issuances exceeded the payment to Morgan Stanley for the accelerated share repurchase transaction, capital spending and dividends paid.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Net cash flows of continuing operations for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2008	2007
Net cash from operating activities	$344.8	$230.8
Net cash from investing activities	173.3	(307.8)
Net cash from financing activities	(432.5)	4.9
Effect of exchange rate changes on cash	(27.0)	4.0

Operating activities:

Net cash from operating activities of continuing operations for the first nine months of fiscal 2008 was $114.0 million higher than in the first nine months of fiscal 2007. This increase resulted primarily from higher income-related cash flows and a higher source of cash in accounts receivable, partially offset by a higher increase in inventories. The higher source of cash in accounts receivable was primarily due to higher sales volume, partially offset by an increase in the days sales outstanding, as described below. Within prepaid expenses and other assets, the higher source of cash primarily resulted from the timing of royalty receipts, as well as dividends and distributions related to our joint venture activities. Partially offsetting these sources of cash were higher payments by the Applied Biosystems group in the first nine months of fiscal 2008 under license and collaboration agreements, including approximately $37 million made in the second quarter of fiscal 2008. The higher use of cash in accounts payable and other liabilities resulted primarily from the timing of royalty payments, partially offset by tax refunds received in the first nine months of fiscal 2008 primarily due to the completion of the IRS and foreign tax audits and the timing of vendor payments. The Applied Biosystems group’s days sales outstanding was 62 days at March 31, 2008, compared to 58 days at June 30, 2007 and 57 days at March 31, 2007. The increase resulted primarily from the timing of cash collections from governmental agencies, primarily in Europe, Japan and North America. Inventory on hand was 3.9 months at March 31, 2008, compared to 2.7 months at June 30, 2007. The increase was primarily related to the build up of both instruments and consumables for the SOLiD System.

Investing activities:

Capital expenditures, net of disposals, for the first nine months of fiscal 2008 were $12.8 million lower than in the prior year period primarily due to lower building and leasehold improvements, primarily at facilities in California, made in the first nine months of fiscal 2008. Additionally, higher expenditures for the Applied Biosystems Portal in the first nine months of fiscal 2007 also contributed to the decrease. The first nine months of fiscal 2008 included higher proceeds from sales of available for sale investments and lower purchases of available for sale investments. In July 2006, we acquired APG for approximately $121 million, including transaction costs.

Financing activities:

During the first nine months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. In October 2007, 16 million shares of Applera-Applied Biosystems stock were delivered to us under this transaction. In January 2008, Morgan Stanley exercised its option to settle the accelerated share repurchase transaction and delivered to us an additional 1.9 million shares of Applera-Applied Biosystems stock. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. During the second quarter of fiscal 2008, we repaid $150 million of these borrowings. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. During the first nine months of fiscal 2007, we repurchased approximately 1.8 million shares of Applera-Applied Biosystems stock for $68.5 million.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Celera Group

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)		2008	2007	% Increase/ (Decrease)
Net revenues	$ 39.5	$ 9.8	303.1%		$95.9	$ 33.2	188.9%
Cost of sales	13.2	5.4	144.4%		27.6	13.6	102.9%
Gross margin	26.3	4.4	497.7%		68.3	19.6	248.5%
SG&A expenses	21.3	7.1	200.0%		49.5	21.7	128.1%
R&D	10.2	13.0	(21.5%	)	31.5	38.2	(17.5%	)
Amortization of purchased intangible assets	2.5				4.6
Employee-related charges, asset impairments and other	3.9				4.3	6.0	(28.3%	)
Asset dispositions and legal settlements	(1.1)				(1.1)	(2.4)	(54.2%	)
Operating loss	(10.5)	(15.7)	(33.1%	)	(20.5)	(43.9)	(53.3%	)
Loss on investment, net	(3.1)				(3.1)
Interest income (expense), net	3.5	7.4	(52.7%	)	15.2	20.9	(27.3%	)
Other income (expense), net	0.1	0.1	-%			0.3	(100.0%	)
Loss before income taxes	(10.0)	(8.2)	22.0%		(8.4)	(22.7)	(63.0%	)
Benefit for income taxes	2.6	3.7	(35.1%	)	2.0	10.7	(81.3%	)
Net loss	$ (7.4)	$ (4.5)	64.4%		$ (6.4)	$(12.0)	(46.7%	)

Effective income tax benefit rate	26.1%	45.9%			24.2%	47.2%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Income (charge) included in loss before income taxes	$(5.9)	$ -	$(6.3)	$(1.1)
Benefit for income taxes	(1.2)	(0.4)	(1.4)	(1.9)

The higher net loss in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 resulted primarily from the previously described events impacting comparability and amortization of purchased intangible assets. The lower net loss in the first nine months of fiscal 2008 compared to the prior year period resulted primarily from higher net revenues and lower R&D expenses, partially offset by higher SG&A expenses and the previously described events impacting comparability.

The following table sets forth the components of our net revenues for the three and nine month periods ended March 31:

	Three Months Ended March 31,			Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)	2008	2007	% Increase/ (Decrease)
Products, including alliance equalization	$ 9.1	$6.3	44.4%	$23.1	$19.4	19.1%
Services	22.6			44.8
Royalty, licenses, and milestones	7.8	3.5	122.9%	28.0	13.8	102.9%
Total net revenues	$39.5	$9.8	303.1%	$95.9	$33.2	188.9%

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Reported revenues for the Celera group are comprised of three categories: product sales, including equalization payments from Abbott, service revenues, and royalty, licenses and milestones revenues. Product sales consist of the Celera group’s portion of sales of Atria HLA products and shipments of products manufactured by the Celera group to our alliance partner, Abbott Laboratories, at cost. Equalization payments result from an equal sharing of alliance profits and losses between the alliance partners and vary each period depending on the relative income and expense contribution of each partner. Service revenues consist primarily of clinical laboratory testing services by BHL.

Costs associated with our product sales to Abbott are included in cost of sales. End-user sales to third parties are recognized by Abbott. Research and development and administrative costs incurred by the Celera group in connection with the Abbott alliance are presented on a gross basis in our condensed consolidated statements of operations. All revenues, costs and expenses of the alliance are shared equally by both parties. The timing and nature of equalization payments can lead to fluctuations in both reported revenues and gross margins from period to period due to changes in end-user sales of alliance products and differences in relative operating expenses between the alliance partners.

Product revenues for the third quarter of fiscal 2008 increased compared to the third quarter of fiscal 2007 primarily due to $2.5 million of net revenues from Atria and slightly higher equalization payments from Abbott. Equalization revenue, net was $4.0 million for the third quarter of fiscal 2008 compared to $3.7 million for the third quarter of fiscal 2007. Service revenues for the third quarter of fiscal 2008 were primarily from BHL. Royalty, licenses and milestones revenues for the third quarter of fiscal 2008 increased compared to the prior year quarter due to higher diagnostic-related licensing and royalty revenues, including $2.4 million from agreements with Siemens Medical Solutions Diagnostics, which included patent licenses for real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field, and $2.2 million from licenses with Cepheid relating to real-time PCR thermal cycler instruments.

Product revenues for the first nine months of fiscal 2008 increased compared to the same period in the prior year primarily due to $4.9 million of net revenues from Atria, partially offset by lower equalization payments from Abbott and lower product sales. Equalization revenue, net was $10.9 million for the first nine months of fiscal 2008 compared to $11.6 million for the first nine months of fiscal 2007. Service revenues for the first nine months of fiscal 2008 were primarily from BHL. Royalty, licenses and milestones revenues for the first nine months of fiscal 2008 included: $7.2 million from agreements with Siemens Medical Solutions Diagnostics, which included patent licenses for real-time PCR thermal cycling instruments and reagents in the human in vitro diagnostics field; $5.3 million from licenses with Cepheid relating to real-time PCR thermal cycler instruments; $3.0 million from the resale of our cathepsin S inhibitor program to a privately-held drug development company; and $2.0 million from Merck as a result of the cathepsin K inhibitor program entering a Phase III clinical trial. Also contributing to the increase in reported revenues in the first nine months of fiscal 2008 compared to prior year period were higher royalties from other diagnostic licensees. The first nine months of fiscal 2007 included $2.5 million from the sale of a small molecule drug discovery and development program to Schering AG.

The increase in gross margin in the third quarter and first nine months of fiscal 2008 was primarily attributable to the sales of higher margin services and products due to the acquisitions of BHL and Atria and higher licensing and royalty revenues.

R&D expenses decreased in the third quarter and first nine months of fiscal 2008 compared to the prior year periods primarily due to reduced proteomic-based target discovery and validation related activities. SG&A expenses increased in the third quarter and first nine months of fiscal 2008 compared to the prior year periods primarily due to the inclusion of BHL expenses of approximately $13 million for the third quarter and approximately $25 million for the first nine months of fiscal 2008.

Interest income, net decreased during the third quarter and first nine months of fiscal 2008 as compared to the prior year periods primarily due to lower average cash and cash equivalents and short-term investments combined with lower average interest rates.

The decrease in the effective tax rate for both the third quarter and the first nine months of fiscal 2008 compared to the prior year periods was primarily due to the change in relationship between nondeductible expenses, R&D credits and the forecasted lower net loss for fiscal 2008.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Supplemental Information

The following supplemental information is provided for the three and nine months ended March 31, 2008 and 2007. The amounts disclosed below for end-user sales are not included as part of the Celera group’s revenues. End-user sales consist of products sold globally through the alliance with Abbott and are thus recognized by Abbott. A significant portion of our product revenues is derived from the alliance through our profit sharing arrangement. The discussion of end-user sales of products sold through the alliance provides a meaningful measure of market acceptance of these products and thus also a meaningful measure of the sales performance of the alliance. The reporting of this supplemental data permits comparisons of product and alliance performance on a period-to-period basis. The revenues reported in our interim consolidated statements of operations do not directly provide this or comparable information, because the reported product revenues fluctuate period to period based on factors other than product sales due to the profit sharing arrangement with Abbott. Accordingly, end-user sales are the only publicly reported measure of alliance product sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in millions)	2008	2007	2008	2007
Equalization revenue, net	$ 4.0	$ 3.7	$10.9	$11.6
End-user sales	30.8	24.3	87.6	73.3

End-user sales, as reported to us by Abbott, include the impact of foreign currency. Increased sales of Human Immunodeficiency Virus (“HIV”), HCV, and HBV RealTime™ viral load assays used on the m2000™ system and thrombosis ASRs all contributed to the year-over-year growth for the third quarter. These increased sales were partially offset by lower sales of cystic fibrosis reagents and the removal of the HCV genotyping ASRs due to the injunction against sales of these products by Abbott previously issued in the litigation with Innogenetics N.V. Following the settlement of this litigation as previously described, these ASRs have been reintroduced onto the menu of ASRs offered through the alliance, and efforts are underway to register the HCV genotyping assays for use on the m2000 system.

Increased sales of HIV, HCV, and HBV RealTime™ viral load assays used on the m2000™ system and increased sales of the Atria HLA products, ViroSeq™ HIV-1 Genotyping System for genotyping HIV, fragile X ASRs, and ASRs for the detection of mutations in genes known to be involved in deep vein thrombosis all contributed to the growth in end-user sales for the first nine months of fiscal 2008 compared to the prior year period. These increased sales were partially offset by lower sales of cystic fibrosis reagents and the removal of the HCV genotyping ASRs due to the injunction against sales of these products by Abbott previously issued in the litigation with Innogenetics N.V.

Celera Group

Discussion of Financial Resources and Liquidity

The Celera group had cash and cash equivalents and short-term investments of $338.3 million at March 31, 2008, and $561.5 million at June 30, 2007. We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. There was $25 million outstanding under this agreement at March 31, 2008. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matures on September 4, 2008. Upon the satisfaction of various conditions, we have the option to extend the maturity date on this agreement to September 4, 2010. There was $100 million outstanding under this agreement at March 31, 2008. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. None of the above borrowings or related interest expense was allocated to the Celera group.

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

(Dollar amounts in millions)	March 31, 2008	June 30, 2007
Cash and cash equivalents	$ 61.6	$ 30.0
Short-term investments	276.7	531.5
Total cash and cash equivalents and short-term investments	$338.3	$561.5
Total debt	0.2
Working capital	383.4	559.2

The overall decrease of cash and cash equivalents and short-term investments for the first nine months of fiscal 2008 from June 30, 2007 resulted from cash expenditures for the acquisitions of BHL and Atria, partially offset by lower cash used by operating activities. Cash and cash equivalents increased from June 30, 2007, as proceeds from the sales and maturities of available for sale investments, net of purchases, and stock issuances exceeded the amount expended on the acquisitions of BHL and Atria, the purchase of capital assets, and the repayment of debt assumed in the BHL acquisition.

Net cash flows for the nine months ended March 31 were as follows:

(Dollar amounts in millions)	2008	2007
Net cash from operating activities	$ -	$(19.0)
Net cash from investing activities	36.1	(29.2)
Net cash from financing activities	(4.4)	14.5

Operating activities:

The lower use of cash from operating activities for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 resulted primarily from higher income-related cash flows and a lower decrease in accounts payable and other liabilities in the first nine months of fiscal 2008, partially offset by a higher increase in accounts receivable. The lower decrease in accounts payable and other liabilities primarily resulted from lower severance and other restructuring-related payments in the first nine months of fiscal 2008. The higher increase in accounts receivable was due in part to the timing of the collection of licensing and milestone payments recorded in the first nine months of fiscal 2007, as well as an increase in receivables related to both royalty revenues and the sale of BHL services and Atria products.

Investing activities:

Net cash from investing activities for the first nine months of fiscal 2008 increased compared to the first nine months of fiscal 2007 primarily due to lower proceeds from sales and maturities and lower purchases of available for sale investments in the first nine months of fiscal 2008. In October 2007, we acquired BHL and Atria for $214.4 million, including transaction costs and net of cash acquired.

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

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge exposures related to various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At March 31, 2008, we recorded in our interim condensed consolidated financial statements a net liability of $39.4 million related to these forward and option contracts, compared with a net asset of $2.6 million at June 30, 2007. This change was primarily attributable to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of March 31, 2008 based on a hypothetical 10% adverse change in foreign currency rates relative to the U.S. dollar. This analysis included the change in fair value of all derivative financial instruments used to hedge our forecasted third party and intercompany sales. In addition, this analysis excluded both the impact of translation on foreign currency-denominated assets and liabilities as well as the change in fair value of all derivative financial instruments used to hedge these balance sheet items as the resulting amounts would largely offset each other. As of March 31, 2008, we calculated a hypothetical after-tax loss of $24.9 million, compared to a hypothetical after-tax loss of $21.8 million at June 30, 2007. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

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

These cases are described in further detail in Part I, Item 3, of our 2007 Annual Report on Form 10-K under the heading “Legal Proceedings–Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.

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

Since the Applied Biosystems group’s business is dependent on foreign sales, fluctuating currencies will make revenues and operating results more volatile. Approximately 59% of the Applied Biosystems group’s net revenues for the nine months ended March 31, 2008 of our 2008 fiscal year were derived from sales to customers outside of the U.S. The majority of these sales were based on the relevant customer’s local currency. A significant portion of the related costs for the Applied Biosystems group are based on the U.S. dollar. As a result, the Applied Biosystems group’s reported and anticipated operating results and cash flows are subject to fluctuations due to material changes in foreign currency exchange rates that are beyond the Applied Biosystems group’s control.

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

Applera-Applied Biosystems stock price may be volatile. The market price of Applera-Applied Biosystems stock has in the past been, and may continue in the future to be, volatile due to the risks and uncertainties described in this risk factors section, as well as other factors that may have affected or may in the future affect the market price, such as:

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

In addition, our ability to achieve previously announced financial targets is subject to a number of risks, uncertainties, and other factors affecting our business and the genomics, biotechnology, pharmaceutical, and life sciences industries generally, many of which are beyond our control. These factors may cause actual results to differ materially. We describe a number of these factors throughout this document, including in these risk factors. We cannot assure you that we will meet these targets. If we are not able to meet these targets, it could harm the market price of Applera-Applied Biosystems stock.

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

Risks Relating to the Celera Group

Risks Relating to the Healthcare and Biotechnology Industries

The Celera group's net revenues will be negatively affected if third-party payors decide that our products and services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products. Our revenues are highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” Although most third-party payors currently have approved our clinical laboratory tests and the use of our diagnostic products for reimbursement, this could change if they determine that these tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors which may take into consideration factors such as the experimental nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other significant third-party payor determines that our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers could be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of these products could decrease or eliminate their orders of these products. This could harm our operating results and financial condition. Also, there can be no assurance that third-party payors will approve for reimbursement any clinical laboratory tests or the use of diagnostic products sold by the Celera group in the future. For example, our clinical laboratory is developing a test we refer to as “KIF6,” to be used in personalized cardiovascular disease management, which has not yet been submitted for reimbursement to any third-party payors.

In addition, the growth and success of the Celera group’s sales of diagnostic products depends on market acceptance by healthcare providers and laboratories of its products as clinically useful and cost-effective. We expect that most of the Celera group’s diagnostic products will use genotyping and gene expression information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by healthcare providers of genetic testing for these purposes. The use of genotyping and gene expression information by healthcare providers for these purposes is relatively new. Healthcare providers may not want to use the Celera group’s products designed for these purposes, which could harm its operating results and financial condition.

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

The Celera group may need to accept lower prices for some of its testing services in exchange for participating in provider networks. A large portion of the Celera group’s clinical laboratory testing business is currently reimbursed by non-governmental third-party payors on an out-of-network, non-participating basis. This means that we do not have contracted reimbursement rates with these companies. In order to contain medical expenses, many of these companies have requested that we become an in-network, participating provider of clinical laboratory testing services. Becoming an in-network, participating provider has the advantage of providing the Celera group with access to more patients for its clinical laboratory testing services and assuring that the Celera group’s clinical laboratory tests are reimbursable by the insurance company or managed care organization that has established the network. However, in-network, participating reimbursement rates tend to be substantially lower than those reimbursement rates currently being received by the Celera group’s clinical laboratory for its testing services. Therefore, joining these networks could reduce the Celera group's net income and harm its operating results and

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

financial condition. On the other hand, failure to join these networks could prevent the Celera group from being reimbursed by these providers for its clinical laboratory tests altogether. In addition, reduced reimbursement rates offered to in-network, participating providers may indirectly harm the Celera group's diagnostic product business. We believe that many of the purchasers of the Celera group's diagnostic products that perform clinical laboratory testing services face similar pressure to become in-network, participating providers. Should these purchasers become in-network, participating providers, if they are not already, the reduced reimbursement rates received by these purchasers may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

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

The competition in the healthcare and biotechnology industries is intensely competitive and evolving. There is intense competition among healthcare, diagnostic, and biotechnology companies attempting to develop new diagnostic products. The Celera group is aware of competitors who are engaged in research and development projects that address the same diseases that the Celera group is targeting. The Celera group’s diagnostic products business competes with companies in the U.S. and abroad that are engaged in the development and commercialization of products and services that provide genetic information. These companies may develop products or services that are competitive with, and could be more effective and/or cost-effective than, the diagnostic products offered by the Celera group or its collaborators or licensees, such as analyte specific reagents, diagnostic test kits, or diagnostic testing services that perform the same or similar purposes as the Celera group’s or its collaborators’ or licensees’ diagnostic products. Key competitors for the Celera group’s leading products include Luminex Corporation and Third Wave Technologies, Inc. for the Celera group’s cystic fibrosis products, Siemens for the Celera group’s ViroSeq™ HIV-1 Genotyping System, and Siemens and F. Hoffmann -La Roche, Ltd. for the m 2000™ system and assays that are sold as part of the Celera group’s alliance with Abbott. Also, clinical laboratories may offer testing services that are competitive with the diagnostic products sold by the Celera group or its collaborators or licensees. For example, a clinical laboratory can use either reagents purchased from manufacturers other than the Celera group, or their own internally developed reagents, to provide diagnostic testing services. In this manner, clinical laboratories could offer testing services for a particular disease as an alternative to purchasing diagnostic products sold by the Celera group or its collaborators or licensees for use in their testing of the same disease. The testing services offered by clinical laboratories may be easier and more cost-effective to develop and market than test kits developed by the Celera group or its collaborators or licensees because the testing services are not subject to the same clinical validation requirements that are applicable to U.S. Food and Drug Administration cleared or approved diagnostic test kits. For example, clinical reference laboratories such as Laboratory Corporation of America Holdings, or LabCorp, and Quest Diagnostics Incorporated, or Quest, offer laboratory developed tests that compete with the Celera group’s ViroSeq HIV-1 Genotyping System.

In addition, our clinical laboratory testing services, and our associated disease monitoring, management, and educational services, compete primarily with existing diagnostic, detection and monitoring technologies and disease management service companies. In particular, many clinical reference laboratories, including LabCorp, Sonic Healthcare Limited, Mayo Medical Laboratories, Quest, and other regional laboratory companies, offer clinical testing services using a traditional lipid panel test, which is simpler to perform and less expensive than our more extensive and proprietary lipid fractionation and related cardiovascular bio-marker tests, and which is widely

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

accepted as an adequate test for assessing and managing risk of cardiovascular disease. Also, other companies, including Atherotech, Inc., Agilent Technologies, Inc., and LipoScience, Inc., currently provide alternative methods for lipoprotein subclass analysis using different technologies than our testing services. In addition, companies, including Healthways, Inc. and LifeMasters Supported SelfCare, Inc., and internal efforts by some healthcare payors, such as United Healthcare, compete with the Celera group’s disease monitoring and management and lifestyle modification offerings. Many of our actual or potential competitors may have longer operating histories, better name recognition and greater financial, technical, sales, marketing, and distribution capabilities than we have. These competitors also may have more experience in research and development, regulatory matters, and manufacturing. Many of these companies, particularly those selling the traditional lipid panel test, offer tests or services that have been approved for third-party reimbursement. Our current or potential competitors may use, or develop in the future, technologies that are superior to, or more effective than, ours, which could make our tests noncompetitive or obsolete. We seek to expand our service offerings to provide greater characterization of risk and associated therapeutic response. We also seek to distinguish our services by supplementing our clinical laboratory testing services with additional disease monitoring, management, and educational services that include patient education programs with respect to nutrition, exercise, stress reduction, and medication compliance.

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

Patents used in the Celera group’s clinical laboratory testing services business are owned by Berkeley HeartLab, Inc., a wholly owned subsidiary. Also, there are several patents and patent applications owned by Applera that are primarily used in the Celera group’s in vitro diagnostic products business. These patents and patent applications include:

•	a family of patents relating to HIV genotyping used in the Celera group’s ViroSeq™ HIV-1 Genotyping System, which expires in 2018,

•	two patents relating to human leukocyte antigen, or HLA, typing used in the Celera group’s HLA typing products, which expire in 2015, and

•

patent applications relating to methods of determining risk for developing specific diseases that are used in various stages of research and product development, but not yet used in commercial products; if patents issue from these applications, the terms of the patents would expire from 2023 through 2029.

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

The Celera group may become involved in expensive intellectual property legal proceedings. There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights relevant to diagnostic and biotechnology products and services. The intellectual property rights of biotechnology companies, including those held by the Celera group, are generally uncertain and involve complex factual, scientific, and legal questions. The Celera group’s success in diagnostic product development, clinical laboratory testing, and therapeutic target discovery may depend, in part, on its ability to operate without infringing the intellectual property rights of others and its ability to prevent others from infringing its intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect the Celera group’s ability to develop, manufacture, and sell its products and clinical laboratory testing services.

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

If infringement claims against the Celera group are resolved unfavorably to the Celera group, the Celera group may be enjoined from manufacturing or selling its products or services without a license from a third party, and the Celera group may not be able to obtain a license on commercially acceptable terms, or at all. Also, the Celera group could become subject to significant liabilities to others if these claims are resolved unfavorably to the Celera group. Similarly, our business could be harmed and we could be subject to liabilities because of lawsuits brought by others against Abbott Laboratories, with whom we have a strategic alliance. For example, Abbott was previously sued by Innogenetics N.V. for patent infringement due to Abbott’s sale of hepatitis C virus, or HCV, genotyping analyte specific reagents, or ASRs, manufactured by the Celera group for Abbott. We agreed to share equally the cost of this litigation, and accordingly in our 2007 and 2008 fiscal years we recorded pre-tax charges totaling $4.1 million, including $0.6 million in the third quarter of our 2008 fiscal year, for the Celera group’s share of damages awarded by a jury to Innogenetics and in our 2006, 2007, and 2008 fiscal years we recorded approximately $2.9 million in legal fees associated with this litigation. Also, for several months during the litigation, which was settled in April 2008, we and Abbott were prevented from manufacturing or selling HCV genotyping products because of a court-ordered injunction.

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

The FDA has issued draft guidance on IVDMIAs, which may prevent others from using our diagnostic products. The FDA has issued draft guidance on a new class of laboratory developed tests called “In-Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. This draft guidance, which was issued in 2006 and 2007, represents the FDA’s first public discussion of its position on IVDMIAs, which generally are tests developed by a single clinical laboratory for use only in that laboratory, and which combine the values of multiple variables using an interpretation function to yield a single patient-specific result for use in the diagnosis, prevention, or treatment of diseases or other conditions. If this draft guidance becomes final and is enforced, a laboratory-developed test that meets the definition of an IVDMIA could not be used for diagnostic purposes before the laboratory receives FDA

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

clearance or approval for use of that test. The requirements for FDA clearance or approval are evolving, but could include the requirement that the laboratory seek clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, the laboratory could be required to file a FDA pre-market approval or PMA application under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. However, because the IVDMIA guidance document sets forth a new classification, and that guidance remains in draft form, we cannot be certain how, or if, this new classification will affect the Celera group’s business, or if the clearance process will be modified from that described above.

We do not believe that the tests currently offered by the Celera group are IVDMIAs, as set forth in the draft guidance document, and, therefore, these tests would not be directly affected. However, clinical laboratories that license some of our intellectual property might be developing tests using our intellectual property, and these laboratory-developed tests may be considered IVDMIAs by the FDA. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could delay or prevent altogether payments to us from the use of these laboratory-developed tests. Also, it is possible that some of our current or future diagnostic products could be indirectly affected because other companies might want to use our diagnostic products as part of an IVDMIA, although we are not aware of any customers that currently use our diagnostic products in this manner. The requirement of FDA clearance or approval for any of these tests could discourage their development, or delay or prevent them from being used if developed, which in turn, could affect the demand for our products being used as a part of these tests. In addition, some of our future tests used in our clinical laboratory testing services could meet the definition of an IVDMIA and therefore require FDA clearance or approval.

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

The Celera group’s clinical laboratory testing services are subject to federal and state anti-kickback and anti-referral laws and regulations. Federal and state anti-kickback laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their Medicare or other federally funded healthcare program patients or specimens to healthcare providers with which the physicians or their immediate family members have a financial relationship involving some types of health services. The financial relationships covered by these prohibitions include clinical laboratory services such as those provided by the Celera group. Some state laws also contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Based on our analysis of publicly-disclosed government settlements and public announcements by various government officials, we believe the federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain imprecise language that

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel, and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, laboratories, and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

The Celera group’s clinical laboratory testing business is subject to HIPAA and other federal and state security and privacy laws and regulations. The Health Insurance Portability and Accountability Act of 1996, or HIPAA and its related privacy and security regulations establish federal standards for the uses and disclosures of individually identifiable health information, which is referred to as protected health information. In addition, we are also subject to state privacy and security laws that in some cases impose more stringent requirements than HIPAA and its related regulations. In addition, we must comply with the laws of other countries that regulate the transfer of healthcare data relating to citizens of those countries. HIPAA, as well as state and foreign privacy and security regulations provide for significant fines and other penalties for the wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although HIPAA and the related regulations do not expressly provide for a private right of damages, we also could incur damages under state and foreign laws to individuals claiming that we wrongfully used or disclosed their confidential health information or other private personal information.

The Celera group relies on independent healthcare providers, laboratories, and others to collect and process patient specimens. The Celera group has a limited internal network of specimen collection stations. We rely on healthcare providers and clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens. Although the Celera group believes it pays its service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit the Celera group from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the fair market value consideration may not be sufficient incentive for them to continue providing these services. If we are unable to obtain or maintain needed collection and processing services, we would be unable to obtain patient samples for testing, which would harm our operating results and financial condition.

The Celera group’s clinical laboratory testing services depend primarily on a single courier for the delivery of its clinical specimens. Substantially all patient specimens are sent by healthcare providers and other laboratories to our clinical testing laboratory by an established international overnight shipping service. We use overnight shipping because patient specimens are biological materials that can spoil if not tested on a timely basis after collection from a patient. Therefore, any interruption in shipping, even one that is short in duration, could interfere with our services and harm our business. Our primary courier’s shipping network relies on various modes of transportation, including trucks and airplanes. The transportation of specimens could therefore be delayed or prevented by natural or man-made disasters or other events that interfere with these modes of transportation, including earthquakes, floods, power outages, inclement weather, and terrorism. If there is a delay in the delivery of patient samples that are in-transit, we would have no way to prevent these samples from spoiling. Although there are other companies that provide similar overnight courier services, many of the circumstances that could interfere with our primary courier’s services likely would interfere with the services of other similar couriers. Additionally, we do not have a guaranteed pricing arrangement with our primary courier and may be subject to unanticipated price changes. If we need to switch to a different courier because of circumstances that are unique to our primary courier or due to a change in our primary courier’s pricing, it could take us several days or longer to establish an agreement with a new courier, the shipping rates might not be as favorable to us, and our testing services would likely be

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

interrupted. The inability to receive the specimens and perform our tests, even if only for a short period of time, or the loss of specimens due to shipping delays, could interrupt our business and harm our reputation.

There is a high demand for, and short supply of, key personnel needed for our clinical laboratory testing services. Our existing clinical laboratory services operations require individuals who are licensed as Clinical Laboratory Scientists in the State of California. The Celera group believes that to continue operating and to expand its clinical laboratory testing services, it must continue to attract and retain these licensed Clinical Laboratory Scientists. There is a shortage of licensed Clinical Laboratory Scientists in the State of California, and the Celera group competes for these personnel with hospitals, other clinical laboratories, and other healthcare providers. Licensed Clinical Laboratory Scientists may prefer to work for these other organizations either because of the compensation offered, the reputations of the organizations, or other personal considerations. If the Celera group is unable to attract and retain a sufficient number of licensed Clinical Laboratory Scientists, the current operations of the group’s clinical laboratory testing services could be harmed and the future growth of those services could be delayed or prevented.

We are changing our marketing strategy for our clinical laboratory testing services, and our new strategy could harm our revenues. To date, we have focused on actively marketing our clinical laboratory testing services solely to accounts that refer large volumes of specimens for our services. We believe that the continued growth of our clinical laboratory services requires us to change our sales strategy, moving away from our sole focus on large-volume accounts and instead developing local market territories comprised of at least one large volume account and additional lower volume accounts located near the large-volume accounts. We have already started to implement this new marketing strategy within each of our sales territories and believe that it should be implemented over the next several fiscal years. As a result of this new strategy, we expect to relocate most of our existing clinical educators and develop centrally-located sites, referred to as 4myheart Centers, for the delivery of disease management and patient education services and patient resources. These new 4myheart Centers will be developed based on market demand. Accordingly, we cannot predict the number of new 4myheart Centers that will be developed in any given year. In addition, because each new 4myheart Center is expected to have a unique service offering tailored to its particular market, and the costs of operating these centers will vary from market to market, we are unable to forecast the investment required to develop or operate these new centers. The primary duties of our clinical educators are to educate our patients in areas such as nutrition, exercise, stress reduction, and medication compliance. These marketing and organizational changes may harm the business we currently receive from our existing accounts, and under our new strategy we may not be successful in generating business from new accounts to the extent anticipated.

Risks Relating to our Research, Development, and Commercialization of Diagnostic Products

The Celera group’s research, development, and commercialization of diagnostic products are dependent in part on a strategic alliance agreement with Abbott Laboratories. The Celera group entered into a strategic alliance agreement with Abbott for the joint discovery, development, manufacture, and commercialization of molecular diagnostic products. Although this is a long-term alliance, the alliance agreement contains provisions that could result in early termination for reasons that include the following: breach of the agreement by either company; a change in control of either company; or either company’s dissatisfaction with the financial performance of the alliance based upon specifically agreed upon parameters over a measurement period set forth in the alliance agreement. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by Abbott are generally not within the Celera group’s control. Failure by Abbott to devote sufficient resources to this alliance or the termination of this alliance altogether could harm the Celera group's operating results and financial condition.

The Celera group’s successful development of diagnostic products may depend on entering into other collaborations, alliances, and similar arrangements with other companies. The Celera group’s strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of its diagnostic product candidates includes entering into collaborations and similar arrangements with other companies, in addition to its strategic alliance with Abbott Laboratories. Depending on the nature of the product candidate, the Celera group’s potential collaborators may include pharmaceutical companies, clinical reference laboratories, diagnostic imaging equipment suppliers, or other companies. The Celera group has identified some potential new collaborators, but has not yet entered into any collaboration agreements with them. Although the Celera group has expended, and continues to expend, time and money on internal research and development programs, it may be unsuccessful in

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

creating diagnostic product candidates that would enable it to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with the Celera group, or may not be interested in doing so on terms that we consider acceptable.

The Celera group’s development and commercialization of diagnostic products could be harmed if collaborators or licensees fail to perform under their agreements with the Celera group or if they terminate those agreements. Each of the Celera group’s existing collaboration, license, and similar agreements with other companies for the development and commercialization of products, including the Celera group’s alliance agreement with Abbott Laboratories, may be canceled under some circumstances. These agreements generally may be terminated under circumstances including a material breach or default of the agreement, a change in control, or the insolvency or bankruptcy of either party. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by the Celera group’s collaborators and licensees are generally not within the Celera group’s control. The Celera group expects that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, the Celera group’s collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, or at all, the development or commercialization of diagnostic products may be delayed or prevented. If the Celera group assumes responsibility for continuing diagnostic programs on its own after termination of a collaboration, license, or similar agreement, the Celera group may be required to devote additional resources to product development and commercialization or the Celera group may need to cancel some development programs. Any reallocation of additional resources to product development and/or commercialization or cancellation of development programs may harm the Celera group's operating results and financial condition.

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

Our diagnostic product candidates may never result in a commercialized product. Most of the Celera group’s diagnostic product candidates are in various stages of research and development and the ability to commercialize those product candidates, including through collaborators or licensees, is highly uncertain. Development of existing product candidates will require significant additional research and development efforts by the Celera group or its collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the U.S. Food and Drug Administration and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as inability to obtain needed licenses to intellectual property owned by others, market and competitive conditions, and manufacturing difficulties or cost considerations. The Celera group's inability to produce commercialized products could harm its operating results and financial condition.

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

The U.S. Food and Drug Administration has issued an interpretation of the regulations governing the sale of Analyte Specific Reagent products which could prevent or delay our or our collaborators’ or licensees’ sales of these products and harm our operating results and financial condition. In September 2007, the FDA, published “Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions,” clarifying the FDA’s interpretation of the regulations governing the sale of Analyte Specific Reagent, or ASR, products. ASRs are a class of products that do not require regulatory clearance or approval. The FDA’s guidance document contains an interpretation of the ASR regulations that, we believe, represents a departure from FDA practice and policy prior to the release of the FDA’s draft guidance in September 2006, regarding products that can be characterized as ASRs. We believe that all of the Celera group’s current ASR products, other than its cystic fibrosis ASR products, will meet the regulatory definition of an ASR, as set forth in the guidance document. The Celera group’s products sold as ASRs include cystic fibrosis products, HCV products, HLA products, Fragile X products, and deep vein thrombosis products, which include ASRs for detecting mutations in Factor V, Prothrombin, and methylenetetrahydrofolate reductase. We similarly believe that all of the ASR products that Abbott Laboratories currently contributes to the Celera group’s strategic alliance with Abbott will meet the regulatory definition of an ASR, as set forth in the guidance document. In 2007, the Celera group received FDA clearance to market in vitro diagnostic versions of its cystic fibrosis products to replace the ASR versions. The Celera group is seeking to convert customers of its current cystic fibrosis ASR products to these new versions. If the FDA does not agree with the Celera group’s interpretations of its ASR products, it may need to establish an appropriate action plan for any affected product, such as reconfiguring the product to bring it into compliance with the ASR definition or seeking clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA. The Section 510(k) clearance process generally requires the filing of notice with the FDA with clinical data demonstrating that the product and its intended purpose are “substantially equivalent” to a diagnostic device that is already cleared or approved for marketing by the FDA. If a 510(k) premarketing clearance is not obtained, a FDA pre-market approval or PMA application, must be filed under the FFDCA, which must demonstrate that a diagnostic device is safe and effective, and must be supported by more extensive information than required for a 510(k) notification. The process for obtaining an FDA pre-market approval or 510(k) clearance may be time-consuming, expensive, and difficult to obtain and there is no assurance that they will be obtained. Accordingly, under the new interpretation of the ASR regulations, the FDA could require the Celera group or Abbott to discontinue marketing current non-compliant products. Any discontinuation could be indefinite or permanent, and the Celera group’s business could be harmed. Also, the interpretation of the ASR regulations contained in the guidance document might make development of new ASR products more difficult, and this could similarly harm the Celera group’s operating results and financial condition.

Commercialization of our products depends on satisfaction of ongoing regulatory requirements. The manufacture of our and our collaborators’ and licensees’ diagnostic products is subject to the FDA's Quality System Regulation. Manufacturing problems with respect to any product, including non-compliance with this regulation, could result in withdrawal of regulatory clearance or approval for that product, and could also force us or our collaborators or licensees to suspend manufacturing of, reformulate, conduct additional testing for, and/or change the labeling for, that product. This could delay or prevent the Celera group from generating revenues from the sale of any affected diagnostic product.

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

The Celera group lacks its own sales organization to sell its diagnostic products to unaffiliated clinical testing laboratories. Because the Celera group lacks its own sales organization to sell its diagnostic products to unaffiliated clinical testing laboratories, its ability to successfully sell these products to these laboratories depends

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

on its ability to develop a sales organization, work with Abbott Laboratories under the existing strategic alliance agreement described above, work with another distributor, or pursue a combination of these alternatives. In jurisdictions in which the Celera group uses other distributors for its diagnostic products, its success in marketing these products depends largely on the efforts of the distributors. The Celera group's inability to develop a sales organization or work with other distributors to sell its diagnostic products to unaffiliated clinical testing laboratories may harm its operating results and financial condition.

Risks Relating to Our Operations

The Celera group could encounter difficulties if it were to expand its diagnostic product manufacturing and clinical laboratory testing services. If there were a substantial increase in the demand for the Celera group's products or services, the group would have to increase the capacity of its facilities or establish alternate manufacturing or service arrangements with other companies. The Celera group may not be able to effectively manage large increases in capacity. In addition to the difficulties that are inherent in the expansion, development, or acquisition of new facilities, the Celera group’s operations are government regulated and any facility expansion or acquisition would require regulatory approvals, clearances or licenses and/or would need to meet standards specified in applicable laws and regulations. Facilities used for clinical laboratory testing services are subject, on an ongoing basis, to federal and state regulation under CLIA and California, New York, and other state laws and regulations, which is described above in these risk factors. Also, the Celera group’s diagnostic product manufacturing facilities are subject, on an ongoing basis, to the FDA's Quality System Regulation, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, and the State of California Department of Health Services Food and Drug Branch requirements. The Celera group may encounter difficulties expanding its diagnostic product manufacturing operations or its laboratory testing services in accordance with these regulations and standards, which could result in a delay or termination of product manufacturing or laboratory testing services.

The Celera group could be harmed by disruptions to its critical manufacturing, clinical laboratory, or other facilities. The Celera group has headquarters, research and development, manufacturing, administrative, and clinical laboratory facilities in Alameda, Burlingame, and South San Francisco, California and does not have alternative facilities or manufacturing or testing backup plans. The Celera group’s California facilities are located near major earthquake faults. Although we have insurance policies covering damages to the Celera group’s operations and facilities resulting from some natural disasters, including earthquakes, flooding, windstorm and lightning, the ultimate impact of disruptions caused by earthquakes, other natural disasters or weather-related events, or other causes, such as acts of terrorism, on the Celera group, its significant suppliers, and the general infrastructure is unknown, and its operating results could be harmed if a major earthquake or other disaster occurs. In particular, all of the Celera group’s laboratory testing services are performed at its clinical laboratory facility in Alameda and it does not have access to any backup facility should there be an interruption in operations due to earthquakes or other disasters. It would be expensive and time consuming to repair or replace our laboratory facility or the equipment located at that facility. Furthermore, if operations at our Alameda facility are interrupted, it may be difficult and time-consuming for us to hire another company to perform laboratory testing services, because we would need to find a laboratory that has the required state and federal licenses and would perform our testing services on terms and conditions that are acceptable to us. An earthquake or other disaster could likewise harm the manufacturing capabilities of the Celera group. However, the impact of a manufacturing disruption would depend, in part, on factors such as customer demand and inventory levels of our products. Also, the repair or replacement of our facility or equipment may require new regulatory approvals, clearances or licenses, which would further delay operations. A prolonged or sustained interruption in our facility or equipment could harm our operating results and financial condition.

The Celera group relies on single suppliers or a limited number of suppliers of instruments, key components of the Celera group’s products and some test kits used in its clinical laboratory testing services. Several key components of the Celera group’s diagnostic products come from, or are manufactured for the Celera group by, a single supplier or a limited number of suppliers, including the Applied Biosystems group. This applies to components such as enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. The Celera group acquires some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply the Celera group with specified quantities over any set period of time or set aside part of its inventory for the Celera group’s forecasted requirements. The Celera group has not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us. It may be difficult, if not impossible, to find alternative suppliers,

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

especially to replace enzymes, fluorescent dyes, phosphoramidites, and oligonucleotides. In addition, the Celera group relies on single source suppliers, particularly the Applied Biosystems group, to provide instruments, associated software, and consumables for use in the Celera group’s diagnostic products business.

Similarly, the Celera group obtains Lp-PLA2 test kits, known as PLAC® test kits, used in its clinical laboratory testing services from a single supplier - diaDexus, Inc., or diaDexus. To our knowledge, diaDexus is the only supplier of PLAC test kits used in clinical laboratory testing, and, therefore, no alternative supply source would be available should diaDexus become unable to provide a sufficient number of these kits to meet our demand or become unwilling to do so on acceptable terms. There can be no assurance that diaDexus will be able to meet our demand for these kits in the future.

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

If any of the components of the Celera group’s products or any of the kits used for its laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits or discontinue the products or testing services. Changes in our products or services or the use of new components may require us to seek new regulatory clearances, approvals or licenses and may be costly.

The Celera group’s collaborations with outside experts may be subject to restriction and change. The Celera group collaborates with scientific and clinical experts at academic and other institutions that provide assistance and guidance to the Celera group’s research and development efforts. These advisors and collaborators are not employees of the Celera group and may have other commitments that limit their availability to the Celera group. Although they generally agree not to collaborate with our competitors, if a conflict of interest arises between their work for the Celera group and their work for another company or institution, the Celera group may lose the services of these experts. In addition, the Celera group’s advisors and collaborators sign confidentiality agreements that generally prohibit their use or disclosure of the Celera group’s confidential information other than in connection with the Celera group’s collaboration and, where applicable, require disclosure and assignment to the Celera group of their ideas, developments, discoveries and inventions arising under the Celera group’s collaboration. These confidentiality agreements generally have a term that lasts for so long as the collaboration is in effect, plus a specified period afterward and are generally terminable by either party upon a breach of the agreement by the other party and, in some cases, upon written notice. These agreements generally permit the Celera group to seek injunctive or other relief to prevent unpermitted use or disclosure of the Celera group’s confidential information. However, it is possible that valuable proprietary knowledge may become publicly known or otherwise available to other parties, including the Celera group’s competitors, through these experts.

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

The Celera group’s operations are subject to potential exposure to environmental liabilities. The Celera group’s research and development activities, manufacturing activities, and clinical laboratory testing activities involve the controlled use of potentially hazardous materials, including biological materials, chemicals, and various radioactive compounds. Also, some of the Celera group’s diagnostic products, including products sold through its strategic alliance with Abbott Laboratories, are hazardous materials or include hazardous materials. The Celera group cannot completely eliminate the risk of accidental or other contamination or injury from these materials, and the Celera group could be held liable for resulting damages, which could be substantial. The Celera group does not maintain environmental liability insurance and any potential environmental damages for which we become liable may not be covered under our existing insurance policies. Under some laws and regulations, a party can be subject to “strict liability” for damages caused by some hazardous materials, which means that a party can be liable without regard to fault or negligence. Furthermore, the Celera group could be held indirectly responsible for contamination

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

or injury arising from the conduct of Abbott Laboratories in manufacturing, selling, or distributing alliance diagnostic products. The Celera group could be held similarly responsible for the actions of its other collaborators or licensees. In addition, the Celera group is subject to federal, state, local, and foreign laws, regulations, and permits governing the use, storage, handling, and disposal of hazardous materials and specified waste products, as well as the shipment and labeling of materials and products containing hazardous materials. If the Celera group is found to be liable for its use of hazardous materials, or fails to comply with any of these laws, regulations, or permits, or if the Celera group is held indirectly responsible for the conduct of Abbott Laboratories or other collaborators or licensees found to be non-compliant, we could be subject to substantial fines or penalties, payment of remediation costs, loss of permits, and/or other adverse governmental action. Any of these events could harm the Celera group’s operating results and financial condition.

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

Our recent acquisition of Berkeley HeartLab, Inc. may not be successful. Our clinical laboratory testing services business is the result of our acquisition of Berkeley HeartLab in October 2007. We are in the process of integrating the Berkeley HeartLab business and workforce into the Celera group and expect that this process will be largely completed by the end of the 2008 calendar year. However, this integration process is subject to numerous risks that could be disruptive to both the Celera group’s existing operations as well as the acquired Berkeley HeartLab operations. For example, one key employee has left and others could leave, the quality of services may not be maintained, and key customers could be lost, and management time and resources could be diverted from core operations to address these issues. This is particularly true in the case of the Berkeley HeartLab acquisition, because Berkeley HeartLab operates in a business area, regulated clinical laboratory testing services, that is new for the Celera group and the acquisition has approximately doubled the Celera group’s workforce. Furthermore, even if the Celera group is successful in integrating Berkeley HeartLab, the Celera group’s plans to operate and expand that business may not be successful, or may not proceed as quickly as intended, because of risks and uncertainties that affect Berkeley HeartLab’s clinical laboratory testing services, particularly those described above in this section.

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

In addition, our ability to achieve previously announced financial targets is subject to a number of risks, uncertainties, and other factors affecting our business and the genomics, biotechnology, pharmaceutical, diagnostics, and life sciences industries generally, many of which are beyond our control. These factors may cause actual results to differ materially. We describe a number of these factors throughout this document, including in these risk factors. We cannot assure you that we will meet these targets. If we are not able to meet these targets, it could harm the market price of Applera-Celera stock.

Our company is subject to a class action lawsuit relating to its 2000 offering of shares of Applera-Celera stock that may be expensive and time-consuming. Our company and some of our officers are defendants in a lawsuit brought on behalf of purchasers of Applera-Celera stock in our follow-on public offering of Applera-Celera stock completed on March 6, 2000. In the offering, we sold an aggregate of approximately 4.4 million shares of Applera-Celera stock at a public offering price of $225 per share. The lawsuit was commenced with the filing of several complaints in 2000, which have been consolidated into a single case which has been certified by the court as a class action. The consolidated complaint generally alleges that the prospectus used in connection with the offering was inaccurate or misleading because it failed to adequately disclose the alleged opposition of the Human Genome Project and two of its supporters, the governments of the U.S. and the U.K., to providing patent protection to our genomic-based products. The complaint also alleges that we did not adequately disclose the risk that the Celera

APPLERA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS continued

group would not be able to patent this data. The consolidated complaint seeks unspecified monetary damages, rescission, costs and expenses, and other relief as the court deems proper. Although we believe the asserted claims are without merit and intend to defend the case vigorously, the outcome of this or any other litigation is inherently uncertain. The defense of this case will require management's attention and resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on page 58 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on pages 38-39 of our 2007 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the third quarter of our 2008 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Internal Control Over Financial Reporting

We are responsible for maintaining internal control over financial reporting, as defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on an evaluation of internal control over financial reporting by our management, we have not identified any changes made to our internal control over financial reporting during the third quarter of our 2008 fiscal year, which is our last fiscal quarter and the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2007 Annual Report on Form 10-K. We made additional disclosures regarding our legal actions in Item 1 of Part II of our previously-filed Quarterly Reports on Form 10-Q for the first and second quarters of our current fiscal year, updating the information disclosed in our 2007 10-K. For additional information about our legal proceedings, refer to Note 13 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.

We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2007 10-K as updated by the disclosures in our subsequent reports, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2007 10-K under the heading “Commercial Litigation,” as updated by the disclosures in our subsequent reports, could have a material adverse effect on us, the Applied Biosystems group, or the Celera group.

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

These cases are described in further detail in Part I, Item 3, of our 2007 Annual Report on Form 10-K under the heading “Legal Proceedings–Commercial Litigation,” as updated by the information in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm the business or financial condition of our company, the Applied Biosystems group, or the Celera group.

Changes to Celera group risk factors

Pages 64 through 77 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part I, Item 2 of this report, include a restated description of the risk factors associated with the Celera group business. This description is incorporated into this Item by reference and supersedes the description of the risk factors associated with the Celera group business contained in our 2007 Annual Report on Form 10-K. Our restated risk factors include the following:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applera-Applied Biosystems stock during the third quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3) (5)
January 1-January 31, 2008	1,976,042	$33.4854	1,932,526	$500 million
February 1-February 29, 2008	-	-	-	$500 million
March 1-March 31, 2008	-	-	-	$500 million
Total	1,976,042	$33.4854	1,932,526	$500 million

(1)	Share repurchases reported in this column consist of (a) 1,932,526 shares repurchased under the accelerated share repurchase program described in footnote (4) below, and (b) 43,516 shares tendered by employees in January 2008 to pay taxes relating to the vesting of restricted stock units.

(2)	In computing the average price per share, we have excluded transaction costs that were payable to Morgan Stanley & Co. Incorporated for the accelerated share repurchase described in footnote (4) below.

(3)	On April 26, 2007, we announced that our Board of Directors authorized the repurchase of up to 18,400,000 shares of Applera-Applied Biosystems stock, in addition to the authorization described in footnote (5) below. On August 8, 2007, we announced that our Board of Directors increased this authorization to $1.2 billion (in the aggregate, including approximately $100 million of Applera-Applied Biosystems stock previously repurchased under the authorization), which at market prices on that date represented approximately 20% of the outstanding shares of Applera-Applied Biosystems stock, or double the authorization prior to the increase. The authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. The dollar value reported in this column represents the maximum dollar value of shares that could have been repurchased under this authorization at the end of each month of the third fiscal quarter taking into account the completed Accelerated Share Repurchase Transaction as described in footnote (4) below.

(4)	Subsequent to the increase in the share repurchase authorization described in footnote (3) above, on August 30, 2007, we entered into an Accelerated Share Repurchase Transaction agreement with Morgan Stanley & Co. Incorporated. Pursuant to this agreement, in September 2007 we paid Morgan Stanley $600 million, plus transaction costs, in exchange for the right to receive a variable number of shares, subject to a minimum and a maximum. The minimum number of shares, approximately 16 million, was delivered in October 2007. Approximately 1.9 million additional shares, reflected in the table above, were delivered in January 2008, completing the Accelerated Share Repurchase Transaction. As a result, we received a total of approximately 17.9 million shares from Morgan Stanley at an average price per share of $33.5276, excluding transaction costs. We funded the accelerated share repurchase using U.S. cash reserves, funds from domestic operations, and borrowings under an existing corporate credit facility and a new $100,000,000 unsecured term loan agreement executed on August 27, 2007.

(5)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of our 2008 fiscal year.

This table provides information regarding our purchases of shares of Applera-Celera stock during the third quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1-January 31, 2008	25,473	$15.0893	-	-
February 1-February 29, 2008	-	-	-	-
March 1-March 31, 2008	-	-	-	-
Total	25,473	$15.0893	-	-

(1)	Share repurchases reported in this column consist of 25,473 shares tendered by employees in January 2008 to pay taxes relating to the vesting of restricted stock units.

(2)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applera-Celera stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the third quarter of our 2008 fiscal year.

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

Dated: May 8, 2008

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