Form 10-K/A
period 2008-06-30
APPLIED BIOSYSTEMS INC.
filed 2008-10-03
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based upon the average of the high and low price) of our Applied Biosystems Group Common Stock held by non-affiliates was $5,710,983,856, and the aggregate market value (based upon the average of the high and low price) of our Celera Group Common Stock held by non-affiliates was $1,262,121,484. As of September 25, 2008, 169,572,004 shares of our Applied Biosystems Group Common Stock were outstanding, and no shares of Celera Group Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Throughout this report: terms such as the “company,” “Applied Biosystems,” “we,” “us,” or “our” may be used to refer to Applied Biosystems Inc.; the term “Applied Biosystems stock” refers to our Applied Biosystems Group Common Stock, which is our only class of common stock outstanding; and the term “Celera stock” refers to Celera Group Common Stock, a class of common stock that we previously issued.

We filed an Annual Report on Form 10-K for our fiscal year ended June 30, 2008, on August 27, 2008. Some of the information in Part III of our 2008 Form 10-K was incorporated by reference to portions of our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be subsequently filed with the Securities and Exchange Commission, or SEC. Where we incorporated required information by reference to our 2008 Proxy Statement, we did so in reliance on General Instruction G to Form 10-K. Because we do not expect to file a definitive proxy statement within 120 days after the end of our 2008 fiscal year, we are filing this Form 10-K/A to provide the information required in Part III of our 2008 Form 10-K.

As required by the SEC’s Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Items contained in Part III of the Form 10-K (Items 10 through 14) are amended and restated in their entirety as set forth below. We have amended and restated these Items to include all required Part III information and to remove references to our 2008 Proxy Statement. As required by Form 10-K, the cover page of our 2008 Form 10-K included a statement regarding our incorporation of information from our 2008 Proxy Statement. That statement is no longer applicable.

Also, as required by Rule 12b-15, this Form 10-K/A includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Form 10-K/A solely to reflect the filing of these exhibits with this Form 10-K/A. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Form 10-K/A.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in our 2008 Form 10-K, including the exhibits thereto, except that we have updated the number of outstanding shares of Applied Biosystems stock on the cover page of this report. In particular, we have not modified or updated any of the other disclosures in our 2008 Form 10-K that may have been affected by events occurring after the filing of our 2008 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our 2008 Form 10-K and our other filings made with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification and Business Experience of Directors

The following is a list of our directors and provides information about each director, including business experience and the year first elected to the board, as well as age and principal occupation, as of September 25, 2008. Each director serves until his or her successor has been elected at the next annual meeting of stockholders or until his or her earlier resignation, removal, or death.

Name	Age	Year First Elected	Business Experience and Principal Occupation

George F. Adam, Jr.	62	2007

Mr. Adam is the Chairman of Recondo Technology, Inc., a start-up company focused on healthcare payments and care delivery. He was the founder of Adam Aircraft, Inc., a designer and manufacturer of advanced aircraft, and served as Chief Executive Officer of that company from 1998 to July 2007, when he founded Recondo Technology. Adam Aircraft filed for bankruptcy in February 2008, subsequent to Mr. Adam’s resignation from that company. From 1993 to 2001 Mr. Adam served as Chairman, President and Chief Executive Officer of New Era of Networks, Inc., an e-business infrastructure provider founded by Mr. Adam, and from 1987 to 1993 he was a general partner and the chief information technology officer of Goldman, Sachs & Co., a global investment banking, securities, and investment management firm.

Robert H. Hayes	72	1985	Dr. Hayes is the Philip Caldwell Professor of Business Administration, Emeritus, at the Harvard Business School. He has held various positions at Harvard since 1966.

Arnold J. Levine	69	1999

Dr. Levine is a professor at the Institute for Advanced Study. He previously served as President and Chief Executive Officer of Rockefeller University from 1998 to 2002 and was the Harry C. Weiss Professor of Life Sciences and Chairman of the Molecular Biology Department at Princeton University from 1984 to 1998. Dr. Levine is also a director of Theravance, Inc. and Infinity Pharmaceuticals, Inc.

William H. Longfield	70	2003

Mr. Longfield is the retired Chairman and Chief Executive Officer of C.R. Bard, Inc., a manufacturer of healthcare products. He joined C.R. Bard in 1989 as executive vice president, became President in 1991, and served as Chairman and Chief Executive Officer from 1995 until his retirement in August 2003. Mr. Longfield is also Chairman of the Board of Trustees of Atlantic Health System, a private non-profit health care system.

Elaine R. Mardis	45	2007

Dr. Mardis is an Associate Professor of Genetics at Washington University School of Medicine and Co-Director of the Washington University Genome Sequencing Center where she leads the technology development group. She has served in various positions at Washington University School of Medicine since 1993 and was appointed Associate Professor in October 2006, and Co-Director of the Genome Sequencing Center in December 2002. Dr. Mardis is also a member of the American Society of Human Genetics.

Theodore E. Martin	69	1999

Mr. Martin is the retired President and Chief Executive Officer of Barnes Group Inc., a manufacturer of precision springs and custom metal components. He joined Barnes Group in 1990 as a group vice president and served as President and Chief Executive Officer from 1995 until his retirement in 1998. Mr. Martin is also a director of C.R. Bard, Inc., Ingersoll-Rand Company, and Unisys Corporation.

Carolyn W. Slayman	71	1994

Dr. Slayman is the Sterling Professor of Genetics and Deputy Dean for Academic and Scientific Affairs at Yale University School of Medicine. She joined the Yale faculty in 1967. Dr. Slayman is a consultant to the National Institutes of Health, most recently having served as a member of the National Advisory General Medical Sciences Council.

James R. Tobin	64	1999

Mr. Tobin has served as President and Chief Executive Officer of Boston Scientific Corporation, a medical device manufacturer, since March 1999. Mr. Tobin previously served as President and Chief Executive Officer of Biogen, Inc., a biotechnology company, from 1997 to 1998 and President and Chief Operating Officer from 1994 to 1997. Prior to joining Biogen, he held various positions at Baxter International Inc., including President and Chief Operating Officer from 1992 to 1994. Mr. Tobin is also a director of Boston Scientific and Curis, Inc.

Tony L. White	62	1995

Mr. White has served as our Chairman and Chief Executive Officer since September 1995. He also served as our President from September 1995 through August 2008. Prior to joining the company, Mr. White was Executive Vice President and a member of the

Office of the Chief Executive of Baxter International Inc., a manufacturer of healthcare products and instruments. He also served as Group Vice President of Baxter from 1986 to 1992. Mr. White is also a director of C.R. Bard, Inc., Ingersoll-Rand Company, and the Standards, Productivity and Innovation Board of Singapore (SPRING Singapore).

Identification and Business Experience of Executive Officers

The following is a list of our executive officers, identifying as of September 25, 2008, their: ages; corporate offices presently held and year first elected to those offices; and other positions currently held.

Name	Age	Present Corporate Offices (Year First Elected)
Ugo D. DeBlasi	46	Vice President and Controller (2003)
Barbara J. Kerr	62	Senior Vice President, Human Resources (2008)
William B. Sawch	54	Senior Vice President (1997) and General Counsel (1993)
Mark P. Stevenson	45	President and Chief Operating Officer (2008)
Tony L. White	62	Chairman and Chief Executive Officer (1995)
Dennis L. Winger	60	Senior Vice President and Chief Financial Officer (1997)

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

In connection with the separation of the Celera group business described in Item 1 of our 2008 Annual Report on Form 10-K, the following individuals, previously executive officers of the company, terminated their employment with us on July 1, 2008, and became executive officers of Celera Corporation: Joel Jung, formerly Assistant Controller; and Kathy P. Ordoñez, formerly Senior Vice President and President, Celera Group.

Family Relationships

To the best of our knowledge and belief, there is no family relationship between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. We have named that committee our “Audit/Finance Committee.” The members of that committee as of the date of this report are George F. Adam, Jr., Robert H. Hayes (co-chair), Theodore E. Martin, and James R. Tobin (co-chair). Our Board of Directors has determined that Messrs. Adam, Martin, and Tobin are “audit committee financial experts” as that term has been defined by the Securities and Exchange Commission in Item 407(d)(5) of its Regulation S-K. The designation of members of our Audit/Finance Committee as “audit committee financial experts” does not impose on those members any duties, obligations, or liabilities that are greater than those generally imposed on them as members of our Audit/Finance Committee and Board of Directors, and does not affect the duties, obligations, or liabilities of any other member of our Audit/Finance Committee or Board of Directors. Our Board of Directors has determined that each member of the Audit/Finance Committee is independent as defined by the rules of the New York Stock Exchange and also satisfies the independence requirements for members of audit committees prescribed under the Sarbanes-Oxley Act of 2002. More information about director independence is set forth below in Item 15 of this report.

Recommendation of Nominees to our Board of Directors

Information concerning our procedures by which security holders may recommend nominees to our Board of Directors is set forth in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders under the heading “Board of Directors and Committees–Board Committees–Nominating/Corporate Governance Committee.” We have not made any material changes to these procedures since they were last disclosed in our 2007 Proxy Statement.

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

Our Code of Business Conduct and Ethics is posted on our Internet website, which is located at www.appliedbiosystems.com. Also, we intend to post any amendments to or waivers from the code that are applicable to our officers or directors on our Internet website as required to satisfy SEC and New York Stock Exchange disclosure requirements applicable to amendments and waivers. This information can be accessed on our website free of charge as described in Part I, Item 1 of our 2008 Annual Report on Form 10-K on pages 3 and 4 under the heading “Available Information.” In addition, you can obtain this information free of charge by calling our corporate Secretary at 203-840-2000 or by making a request in writing mailed to: Applied Biosystems Inc., Attention: Secretary, Applied Biosystems Inc., 301 Merritt 7, Norwalk, CT 06851-1070.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Background and Structure

Our corporate mission is to improve human health and society by understanding and applying the power of biology to develop breakthrough research technologies and diagnostic products. Through July 1, 2008, we conducted our business through two operating groups: the Applied Biosystems group, which serves the life science industry and research community by developing and marketing instrument-based systems, consumables, software, and services; and the Celera group, which was a diagnostics business that delivered personalized disease management through a combination of products and services incorporating proprietary discoveries. On July 1, 2008, we separated all of the business, assets, and liabilities of the Celera group into an independent publicly-traded company known as Celera Corporation.

Through July 1, 2008, we had two classes of common stock that were intended to reflect or “track” the relative performance of the businesses of Applied Biosystems and Celera. The Applied Biosystems group and the Celera group were not separate legal entities and did not have separate boards of directors. We had one board of directors, one chief executive officer, and senior functional executives for finance, legal, and human resources with responsibility for both groups. The overall operations for both groups were managed by a Management Executive Committee consisting of Mr. White (chair), Dennis L. Winger, Senior Vice President and Chief Financial

Officer, Kathy Ordoñez, Senior Vice President and President of the Celera group, Mark P. Stevenson, President and Chief Operating Officer, William B. Sawch, Senior Vice President and General Counsel, and Barbara J. Kerr, Senior Vice President, Human Resources. Mr. White acted as the interim President of the Applied Biosystems group during fiscal 2008 until Mr. Stevenson’s appointment to this position in December 2007. Messrs. White, Winger, Stevenson, and Sawch and Ms. Ordoñez are “Named Executive Officers” for purposes of the disclosures contained in this Form 10-K/A. Ms. Ordoñez resigned from the company effective July 1, 2008, in connection with the Celera separation.

On June 11, 2008, we entered into an Agreement and Plan of Merger with Invitrogen Corporation and Atom Acquisition, LLC, a direct wholly-owned subsidiary of Invitrogen. This agreement provides that we will merge with and into Atom Acquisition, with that entity continuing as the surviving entity and a direct wholly-owned subsidiary of Invitrogen. Upon completion of the merger, Mr. Stevenson will be appointed President and Chief Operating Officer of Invitrogen. The parties currently expect the merger to be completed in the fall of 2008.

Compensation Philosophy

Our compensation programs work together to achieve several key objectives, including the payment of compensation related to company performance and the collective efforts of our employees. In particular, the primary goals of our executive compensation program are to:

—

Attract and retain top quality leadership by delivering competitive levels of base salary, short and long term incentives, and benefits commensurate with the capabilities, depth of experience, and background of our executives, as well as in recognition of their individual contributions to the achievement of the organization’s objectives;

—

Reward executives for business performance and results that increase shareholder value, such as revenue and earnings growth, cash flow, organizational and operational excellence, and new product development and commercialization. We use variable and equity based programs that deliver rewards commensurate with the effort and achievement of these results;

—

Drive and motivate executive behaviors (for example, thinking from the perspective of a shareholder, facilitating the achievement of team goals, making appropriate research and development investment choices, balancing long term and short term objectives, managing risk, and creating business continuity) that are aligned with the short and long term strategies of the business and with shareholder interests; and

—	Place an appropriate portion of each executive’s total compensation at risk based on the level of responsibility and impact of the position on the company’s or Group’s financial results.

These objectives are considered in the design of each compensation program and in the process that is followed in making decisions. While we do not make use of any formulaic policies that state a specific market percentile position for defining individual compensation levels or any specific percentage mix of base, bonus, benefits, and equity as part of total compensation, we do consider each of these factors. Affordability, business conditions, and an assessment of the degree to which an executive is subject to being recruited by other companies are also taken into account in making decisions about compensation.

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of certain compensation in excess of one million dollars paid to a company’s chief executive officer and the three other most highly compensated executive officers, except for the chief financial officer. While we seek to maximize the deductibility of compensation paid to our executive officers, we maintain flexibility to pay compensation that may not be deductible under Section 162(m) if that would be in the best interests of our shareholders.

Roles and Responsibilities Pertaining to Compensation Management

Mr. White provides recommendations to the Management Resources Committee of the Board of Directors, or MRC, with regard to compensation philosophy, the structure and design of programs and policies in which our executives may participate, and specific compensation awards for each of our Named Executive Officers other than himself. Ms. Kerr, as Senior Vice President, Human Resources, provides benchmarking analyses, compilations of total compensation values, and reviews of performance against objectives for the MRC. Mr. Winger, as Chief Financial Officer, prepares information for the MRC with regard to financial targets and metrics upon which the incentive compensation programs and equity programs are based. Our finance department calculates actual performance against these financial targets and metrics following the end of the fiscal year based on company performance for that year.

The MRC is responsible for making decisions regarding Mr. White’s compensation and for reviewing and approving his recommendations regarding the compensation of the other Named Executive Officers. During fiscal 2008, the MRC retained an independent executive compensation consulting firm, Frederic W. Cook and Co., Inc., or FWC, to review the executive compensation analyses and reports prepared by the company and provide ongoing advice to the MRC as deemed appropriate by the committee. Among other things, FWC provided an independent assessment of the peer companies used in the analysis. In addition, FWC participated in the MRC meetings where the executive compensation analysis and recommendations were discussed.

Competitive Assessment Process

We review annually our pay practices for each of the Named Executive Officers with the practices of comparable companies primarily engaged in biotechnology, instrument development and manufacturing, and life sciences. Separate companies were selected as peers for the Applied Biosystems group, the Celera group, and for the company as a whole, based on being engaged substantially in the same business and considering, as applicable, revenues and market capitalization as compared to the Groups or the company. We also consider whether we compete with these companies for executives and whether the executive officers of the other companies provide appropriate benchmarks relative to the specific duties and responsibilities of the Named Executive Officers.

In fiscal 2008, the company used chief executive officer, chief financial officer, and general counsel data from the following companies’ most recent proxy disclosures as a point of reference for Messrs. White, Winger, and Sawch, who serve in those positions at our company. The peer company list is periodically reviewed by the MRC, and the list used in connection with its fiscal 2007 executive compensation review was updated in August 2008 in connection with its fiscal 2008 review. At that time, the MRC removed Dade Behring Holdings Inc. and Medimmune

Inc. from the list because they were acquired during the fiscal year, and also removed Allergan Inc. and Mylan Laboratories Inc. because of their pharmaceutical-specific focus. The MRC added C.R. Bard, Inc. due to its related industry focus and comparable size in terms of revenue and market capitalization. The peer companies used by the MRC for these reviews are shown below:

Fiscal 2007	Fiscal 2008
Agilent Technologies Inc.	Agilent Technologies Inc.
Allergan Inc.	Amgen Inc.
Amgen Inc.	Barr Pharmaceuticals Inc.
Barr Pharmaceuticals Inc.	Beckman Coulter Inc.
Beckman Coulter Inc.	Becton Dickinson & Co.
Becton Dickinson & Co.	Biogen Idec Inc.
Biogen Idec Inc.	Bio-Rad Laboratories Inc.
Bio-Rad Laboratories Inc.	C.R. Bard, Inc.
Dade Behring Holdings Inc.	Genentech Inc.
Genentech Inc.	Genzyme Corp.
Genzyme Corp.	Invitrogen Corp.
Invitrogen Corp.	Millipore Corp.
Medimmune Inc.	PerkinElmer Inc.
Millipore Corp.	Thermo Fisher Scientific Inc.
Mylan Laboratories Inc.	Varian Medical Systems Inc.
PerkinElmer Inc.	Waters Corp.
Thermo Fisher Scientific Inc.
Varian Medical Systems Inc.
Waters Corp.

As there was insufficient data from the companies listed above to provide a source of comparison for Mr. Stevenson, the MRC used information from a third-party executive compensation survey of president and COO positions in the general market as the primary source of competitive benchmarking for him. This survey was also considered as a secondary source of information for the other Named Executive Officers. In the case of Mr. Stevenson, the survey information focused on companies with revenues from $1 to 3 billion in the life sciences, medical device, pharmaceutical, and technology industries. The companies included in this survey are provided below.

Adobe Systems Inc.	Marvell Technology Group Ltd.
Atmel Corp.	McAfee, Inc.
Autodesk, Inc.	National Semiconductor Corp.
Bio-Rad Laboratories Inc.	NetApp, Inc.
Cadence Design Systems, Inc.	Novellus Systems, Inc.
Edwards Lifesciences LLC	PerkinElmer Inc.
Hitachi Data Systems	Quantum Corp.
Hughes Network Systems	Spansion
Intuit Inc.	Synopsys, Inc.
Juniper Networks, Inc.	Teradyne Inc.
KLA-Tencor Corp.	Toshiba America Information Systems, Inc.
Lam Research Corp.	Varian Medical Systems Inc.
Lawrence Livermore National Laboratory	Varian Semiconductor Equipment
Lifescan, Inc.	Verisign, Inc.
LSI Logic	Xilinx, Inc.

The MRC used data about chief executive officers from the following companies’ most recent proxy disclosures as a point of reference for the fiscal year 2008 compensation of Ms. Ordoñez, with peer company data appropriately discounted because Celera was not an independent publicly traded company during fiscal 2008.

Biosite Inc.
CuraGen Corp.
DeCODE Genetics Inc.
Digene Corp.
Genomic Health Inc.
Gen-Probe Inc.
Human Genome Sciences Inc.
Medarex Inc.
Millennium Pharmaceutical Inc.
Myriad Genetics Inc.
PDL BioPharma Inc.
Seattle Genetics Inc.
Third Wave Technologies Inc.
Ventana Medical Systems Inc.

We prepared competitive analyses for each of the Named Executive Officers against executives of the relevant peer group. This included a review of base salary levels, actual short-term incentive levels (i.e., annual bonus), and the value of long-term and equity compensation in the year of grant based on a Black-Scholes value as published in proxy disclosures.

While a review of the compensation of similarly situated executives at our peers assists us in determining whether our compensation programs are generally competitive, the unique responsibilities and experience of our executives limits the usefulness of competitive data, especially in an evolving, dynamic, and growing organization such as ours where the future needs of the organization must be considered along with present needs. For example, our tracking stock structure required that senior executives oversee the management and controls associated with the separate publicly traded stocks related to Applied Biosystems and Celera. Therefore, compensation recommendations for our Named Executive Officers may be made at levels that are above or below the compensation paid to executives at our peers, depending on specific individual factors such as skills, performance, experience, and retention.

Compensation Components

We utilize compensation programs and elements that are aligned with and support our compensation philosophies. These components work together to provide flexibility which helps us manage through change and a dynamic business climate. These compensation programs or elements consist of:

—	Base salary;

—	Annual incentive compensation;

—	Long-term and equity incentive compensation; and

—	Benefits and perquisites.

We believe that these components work in balance with one another to support our overarching goals of motivating our executives and recognizing positive results. From time to time we may revise our programs or add new programs to achieve our goals.

Under the terms of the Invitrogen merger agreement, Invitrogen will be required to provide base salary, bonus opportunity, and employee benefits following the merger that are no less favorable in the aggregate than those provided to our employees, including the Named Executive Officers, prior to the merger.

Base Salary

Base salary is a fixed compensation amount paid during the course of the fiscal year. It is designed to recognize demonstrated mastery of the day-to-day requirements of the position and pay competitive amounts that reflect the individual attributes of each Named Executive Officer. Base salaries are reviewed annually and are individually determined taking into consideration each executive’s unique set of skills, experience, and level of responsibility.

Fiscal 2008. For fiscal 2008, Mr. White recommended to the MRC increases to the base salaries of each of the Named Executive Officers other than himself. The MRC approved, as recommended, these salary increases, and also determined an increase to Mr. White’s base salary.

The salary increases for each Named Executive Officer, including Mr. White, Mr. Winger, Mr. Sawch and Ms. Ordoñez, were approximately 4%, consistent with the trend increase in base salary compensation for the industry as a whole and were intended to keep the executive’s base salary in line with competitive conditions. Mr. Stevenson’s salary was increased by approximately 16%, from $430,000 to $500,000, to reflect his increased role within the Applied Biosystems group. Mr. Stevenson’s salary was further increased by 20%, from $500,000 to $600,000, effective with his appointment as President and COO of the Applied Biosystems group in December 2007.

Fiscal 2009. Similar to fiscal 2008, the salary increases for each Named Executive Officer, including Mr. White, for fiscal 2009 were 4% and were intended to keep the executive’s base salary in line with competitive conditions and to continue our historical base salary adjustment practices at the outset of the fiscal year. The MRC did not approve a salary increase for Ms. Ordoñez for fiscal 2009 as she resigned from the company effective July 1, 2008 in connection with the Celera separation. Below are the annual base salaries and increases for each of the Named Executive Officers for fiscal 2008 and 2009:

	Fiscal 2008 Annual Base Salary	% Change from Fiscal 2007 Base Salary	Fiscal 2009 Annual Base Salary	% Change from Fiscal 2008 Base Salary
Tony L. White	$1,200,000	4.4	$1,248,000	4.0
Dennis L. Winger	618,500	4.0	643,000	4.0
William B. Sawch	546,000	4.0	568,000	4.0
Mark P. Stevenson	600,000	39.5	624,000	4.0
Kathy Ordoñez	590,500	4.0	na	na

Annual Incentive Compensation

Our Incentive Compensation Program, or ICP, is a variable annual bonus based on the achievement of pre-determined financial and business objectives and which may also include a discretionary amount for personal out-performance and contribution. The objective of the ICP is to provide a competitive and performance based earnings opportunity that will fluctuate from year to year based on specific business and individual achievements.

ICP awards are determined by multiplying the individual’s salary earned during the fiscal year by

—	the target bonus level for the position, expressed as a percentage of base salary, by

—	the overall business performance (the “business modifier”), expressed as a percentage ranging from 0-150% based on actual results, with 100% for plan performance, by

—	the individual’s performance (the “personal modifier”), expressed as a percentage ranging from 0-150% based on individual contribution and results, with 100% for target performance.

This formula takes into consideration an equal weight of business performance and individual performance and reflects the strong teamwork orientation of the company. All Named Executive Officers and other employees who receive an ICP award share the same business modifier as others in their organization (corporate, Applied Biosystems, or Celera).

Target Bonus Level. An assessment of competitive target incentive compensation levels is prepared annually based on the practices of the relevant peer group and an internal determination of the value of the role of the executive to the organization. Management may recommend changes in the incentive plan targets for each Named Executive Officer. These targets are expressed as a percentage of base salary. The fiscal 2008 targets for each of the Named Executive Officers were as follows:

Tony L. White	130%
Dennis L. Winger	95%
William B. Sawch	90%
Mark P. Stevenson	100%
Kathy Ordoñez	95%

Business Modifier. Specific business performance criteria have been identified which we believe contribute to increasing and maintaining shareholder value. During fiscal 2008, performance criteria were separately identified for the Applied Biosystems group and the Celera group. The target and target performance for each criterion were established at the beginning of the fiscal year by the MRC and reviewed by the MRC against actual performance at the conclusion of the fiscal year. The performance targets, which reflect our financial plan and operating goals for the fiscal year, were intended to present a reasonable, yet achievable, challenge.

—

For the Applied Biosystems group, we considered in equal proportion performance against target for EBIT (earnings before interest and taxes), revenue, cash flow, EPS (earnings per share), and the achievement of specific business goals.

To motivate achievement and performance in excess of the target, the ICP rewards performance only after a minimum level of achievement is reached. Threshold performance is 75% of each criterion’s target performance. For each basis point achieved above the 75% threshold, a 4% business modifier is earned, which is then multiplied by the weighting factor to calculate the weighted earned payout for that target. The total award is the sum of the weighted earned payout for each target. A maximum payout of 150% has been established to provide a meaningful bonus opportunity that is also reasonable in respect to the financial impact to the company of the over-achievement.

A summary of these performance measures and the fiscal 2008 results are as follows:

Performance Measure	Fiscal 2008 Plan Target ($)[1]	Fiscal 2008 Result ($)[1]	Achieved (%)	Weighting Factor (%)	Weighted Earned Payout (%)
Revenue	2,237.8	2,224.7	99.4	20	19.5
EBIT	424.2	434.6	102.4	20	22
Cash Flow	367.7	495.2	134.7	20	40
EPS	1.631	1.712	105.0	20	24
Other Goals	Customer Focus; Flawless Execution; Innovation; Organizational Excellence; Financial Performance		100.0	20	20
Total Result					125.5

[1] Dollars in millions, except EPS.

—

For the Celera group, we considered in equal proportion performance against target for revenue, EBIT, cash flow, and the achievement of specific business goals. Due to Celera’s size and the relative volatility of the business, a threshold and multiplier were not part of the calculation of the overall business modifier because we believe this would have inordinately magnified the results of the business. In addition, the impact of the over-achievement of the cash flow results was capped at 150% given the small size of the actual overachievement in dollars and the inordinately high volatility of this business.

A summary of these performance measures and the fiscal 2008 results are as follows.

Performance Measure	Fiscal 2008 Plan ($)[1]	Fiscal 2008 Result ($)[1]	Achieved (%)	Weighting Factor (%)	Weighted Earned Payout (%)

Revenue	150.6	139.4	92.5	25	23.1
EBIT	(15.1)	(14.5)	104.3	25	26.1
Cash Flow	(12.4)	(1.0)	150.0	25	37.5
Other Goals	Quality; Product Development & Discovery; Partnering & Marketing; Financial Performance		85.6	25	21.4
Total Result					108.1

[1] Dollars in millions.

—

For corporate employees, including Messrs. White, Winger, and Sawch, we considered a combination of the performance results for the Applied Biosystems group and the Celera group. This calculation was based on the same methodology that we used to allocate corporate overhead expenses to each of the Groups. In fiscal 2008, this ratio was approximately 86% for the Applied Biosystems group and 14% for the Celera group. For fiscal 2008, this resulted in a corporate modifier of 123.1%.

Personal Modifier. Following the end of the fiscal year, Mr. White, based on his review of the individual performance of each Named Executive Officer other than himself over the course of the year, proposes to the MRC a subjective personal modifier to reflect each executive’s personal performance and contribution (either positive or negative) to the overall business results. The modifier considers the business performance, the business climate, and the level of difficulty or challenge in achieving the results, and teamwork and collaboration across the functions. Using similar criteria, the MRC makes a decision on any personal modifier applicable to Mr. White.

Fiscal 2008. The table below summarizes the decisions of the MRC with regard to the ICP awards for Mr. White and the other Named Executive Officers for fiscal 2008. These award amounts took into consideration actual base salary earned during the period, the individual’s target bonus, the applicable business modifier as approved by the MRC, and the discretionary personal modifiers recommended by Mr. White for the Named Executive Officers other than himself and Ms. Ordoñez. As a result of the Celera separation, the personal modifier for Ms. Ordoñez was determined by the Board of Directors of Celera Corporation. With regard to Mr. White, the MRC evaluated Mr. White’s performance based on its expectations for him as CEO. The committee determined that he had performed extraordinarily well in achieving strong business results during a year in which there were many substantial changes and consequently approved a discretionary personal modifier for him of 130%.

Personal modifiers for the other Named Executive Officers (other than Ms. Ordoñez) were recommended by Mr. White to the MRC, and took into consideration that these officers had performed their normal duties in a superior fashion as well as executing on several significant organizational changes, including the planning and completion of the Celera separation and the process leading to the agreement with Invitrogen.

	Base Salary Earnings ($)	Target Bonus (%)	Target ICP Budget ($)	Business Modifier (%)	Personal Modifier (%)	Total ICP Amount ($)

Tony L. White	1,198,077	130	1,557,500	123.1	130	2,492,467
Dennis L. Winger	617,592	95	586,712	123.1	140	1,011,140
William B. Sawch	545,200	90	490,680	123.1	140	845,638
Mark P. Stevenson	547,309	100	547,309	125.5	140	961,622
Kathy Ordoñez	589,628	95	560,147	108.1	120	726,622

Fiscal 2009. The Celera separation and the pending merger with Invitrogen have resulted in changes to the company’s ICP for fiscal 2009. As a result of the Celera separation, the company will no longer consider the performance of Celera in the program. In addition, the likely closing of the Invitrogen merger in the fall of 2008 will result in the truncation of the program in fiscal 2009.

At its meeting on August 21, 2008, the MRC established performance criteria for the company for the fiscal 2009 incentive compensation program. These criteria are the same criteria used in fiscal 2008 with the exception that the goals component will be eliminated and each of the financial measures will be weighted 25%. The business targets, which are intended to present reasonable, yet achievable, challenges, correlate to the financial plan and operating goals for the year and, with respect to criteria for which public guidance is given, are within the range of such guidance. The MRC did not change the target bonus levels for any of the Named Executive Officers. Should the merger with Invitrogen be completed during fiscal 2009, the Named Executive Officers will be entitled a pro-rated ICP award for fiscal 2009. In such event, the MRC will determine a business modifier based on the results of the company for the most recent fiscal quarter ending prior to the effective date of the merger and will also determine personal modifiers in the manner described above based on the achievements and contributions of the Named Executive Officers (other than Ms. Ordoñez) for the portion of the fiscal year completed prior to the merger.

Long-term and Equity Incentive Compensation

We provide executives with various forms of equity incentives that generally vest over multiple years and, in some cases, vest based on pre-established business or stock price performance goals. In fiscal 2008, the company continued an equity incentive strategy with the following primary objectives:

—	to provide executives with a financial stake in the company designed to increase management’s focus on shareholder value;

—	to align the rewards and compensation outcome of executives with the variability of the performance of the stock;

—	to achieve a higher return on equity expense by focusing award participation on those individuals with a clear capability to drive growth in value; and

—	to provide market competitive earning opportunities commensurate with job responsibility, individual contribution, and company performance.

This strategy uses a combination of stock options and performance-vested restricted stock units which may be awarded in various proportions and in alternating annual grant cycles. We believe that awarding a combination of these equity vehicles to our senior executives best addresses and supports various objectives. For example, stock options provide a direct linkage to incenting improved shareholder return, and performance-vested restricted stock units can be designed to align rewards with specific objectives, such as improved top-line (revenue) growth and operational excellence. We also grant restricted stock awards from time to time to promote employee retention.

Restricted Stock Units. In fiscal 2008, we granted performance-based restricted stock units. The restricted stock units represented the right to receive one share of either Applied Biosystems stock or Celera stock at the time they vest. The units have pre-established threshold, target, and out-performance levels of attainment based on business plan forecasts established at the time the restricted stock units were granted.

The restricted stock units granted in January 2008 vest in increments of up to 13% for fiscal 2008 (representing a pro-rated portion of the overall grant corresponding to the performance period from the date of the grant through the end of fiscal 2008), and 29% for each of the successive one-year performance periods concluding at the end of fiscal 2009, 2010, and 2011. The units corresponding to the Applied Biosystems stock vest based on the attainment of revenue and operating margin percentage objectives for the Applied Biosystems group for each of the four periods. The restricted stock units corresponding to the Celera stock vest based on the attainment of revenue and gross margin percentage objectives for the Celera group for each of the four periods. We determined that revenue was an appropriate metric because of the top line growth initiatives for both the Applied Biosystems group and the Celera group. Separately, operating margin in the case of Applied Biosystems, and gross margin in the case of Celera, were identified as providing a balanced financial metric that would retain accountability for profitability and operational excellence. The Celera awards were assumed by Celera Corporation in connection with the Celera separation and will continue to vest in accordance with their terms, except that the Celera awards granted to Applied Biosystems employees (including the Named Executive Officers other than Ms. Ordoñez), will vest in full upon the closing of the merger with Invitrogen.

Those Named Executive Officers having responsibilities involving both the Applied Biosystems group and the Celera group (i.e., Mr. White, Mr. Winger, and Mr. Sawch) were granted restricted stock units in both Groups in a ratio approximating the ratio of the number of outstanding shares of Applied Biosystems stock to Celera stock. During fiscal 2008, this ratio was approximately 70/30.

Ms. Ordoñez, who had primary responsibility for the Celera group, was granted restricted stock units for Celera stock only. Mr. Stevenson, who has primary responsibility for the Applied Biosystems group, was granted restricted stock units for Applied Biosystems stock only.

In determining the size of the RSU awards to Messrs. White and Winger, the MRC took into consideration the annualized value of their triennial grant of restricted stock discussed below. The estimated value of the RSUs in combination with the value of an annualized portion of the restricted stock awards was compared to the value of equity grants made to corresponding executives at companies in the relevant peer group. The value of the total direct compensation of Messrs. White and Winger (including base salary, annual bonus and non-equity incentives, and equity) was also compared to the total direct compensation of relevant executives in the peer group. In addition, the MRC considered the performance of Mr. White and the strength of his overall compensation package to determine an award that would motivate his continued successful leadership of the company.

Similarly, the grants for the other Named Executive Officers considered the relative position of total direct compensation compared to relevant peers in the market and the retentive value of the executive’s compensation package as a whole.

The number of restricted stock units granted to each of the Named Executive Officers in fiscal 2008 is set forth below:

	Applied Biosystems Stock	Celera Stock

Tony L. White	90,000	40,000
Dennis L. Winger	24,500	12,000
William B. Sawch	24,500	12,000
Mark P. Stevenson	60,000	0
Kathy Ordoñez	0	100,000

Fiscal 2008. The results of the restricted stock unit programs for the Applied Biosystems group and the Celera group for fiscal 2008 were as follows:

	Applied Biosystems Group				Celera Group

Performance Measure	Fiscal 2008 Threshold	Fiscal 2008 Target	Fiscal 2008 Out- Performance	Fiscal 2008 Result	Fiscal 2008 Threshold	Fiscal 2008 Target	Fiscal 2008 Out- Performance	Fiscal 2008 Result
For the program established in fiscal 2006:
Revenue[1]	$2,035.3	$2,074.4	$2,103.8	$2,224.7	$57.5	$67.7	$77.9	$62.5

For the program established in fiscal 2008:
Revenue	$2,131.3	$2,173.6	$2,205.3	$2,224.7	$57.3	$60.8	$64.2	$62.5
Operating Margin %	18.7%	19.1%	19.3%	19.3%
Gross Margin %					68%	70%	72%	74.8%

1 Dollars in millions.

On August 21, 2008, the MRC determined that the Applied Biosystems group had exceeded its out-performance target for fiscal 2008 and vested for each grant an amount equal to

120% of the target award for the fiscal year, corresponding to the full 25% of the fiscal 2006-2009 program grant and 13% of the fiscal 2008-2011 program grant. The value of the awards vesting in respect of fiscal 2008 results is shown for each Named Executive Officer in the table below entitled “Outstanding Equity Awards as of the End of Fiscal 2008.” The vesting of the portions of these grants that are based on performance during fiscal 2009 will be determined following the conclusion of the fiscal year.

At the August meeting, the MRC also determined that the Celera group had exceeded its performance threshold for fiscal 2008 with respect to the fiscal 2007-2009 program and vested for each grant an amount equal to 89.8% of the target award for the fiscal year, corresponding to approximately 15% of each grant, which is less than the full 16.67% increment of the grant tied to fiscal 2008 performance. The MRC also determined that the Celera group had exceeded its performance targets for fiscal 2008 with respect to the fiscal 2008-2011 program and vested for each grant an amount equal to 115% of the target award for the fiscal year, corresponding to approximately 12.5% of each grant, which is less than the full 13% increment of the grant tied to fiscal 2008 performance. The value of the awards vesting in respect of fiscal 2008 results is shown for each Named Executive Officer in the table below entitled “Outstanding Equity Awards as of the End of Fiscal 2008.” The vesting of the remaining portion of these grants that are based on performance during fiscal 2009 will be determined by the board of directors of Celera Corporation following the conclusion of the fiscal year.

Fiscal 2009 and Beyond. As noted above, the performance objectives with respect to the restricted stock units corresponding to both Applied Biosystems stock and Celera stock vesting in fiscal 2009 were established at the time of the original grants in fiscal 2006 and fiscal 2008. These goals, which were intended to present reasonable, yet achievable, challenges, were based on business plan forecasts at the time of grant.

Restricted Stock. In fiscal 2007, the MRC granted restricted stock awards of shares of Applied Biosystems stock and Celera stock to Messrs. White and Winger. These awards, which are set forth in the table below, were consistent with the terms of Mr. White’s and Mr. Winger’s employment arrangements and awards previously made to them, all of which have now vested. The number of shares of each class of common stock awarded was based on the ratio of the outstanding shares of each class of stock.

	Applied Biosystems Stock		Celera Stock

	Performance-Based	Time-Based	Performance-Based	Time-Based

Tony L. White	134,820	67,410	57,780	28,890
Dennis L. Winger	33,705	0	14,445	0

The performance-based awards vest in three equal annual installments following the end of fiscal 2007, 2008, and 2009, based on the attainment of goals relating to operating cash flow for the company for each of those fiscal years. In addition, Mr. White received a grant of Applied Biosystems and Celera restricted stock which vests in three equal installments on June 30, 2007 and 2008, and August 17, 2009, subject to Mr. White being an employee of the company on that date. All of these awards will vest in full upon the closing of the merger with Invitrogen.

The restricted stock awards were originally granted to Messrs. White and Winger as an inducement to their joining the company and to compensate them for benefits provided by their former employers that were forfeited upon their joining the company. These awards have been continued in order to maintain their competitive total compensation package and to secure their continued employment. Operating cash flow for the company, net of capital expenditures, was chosen as a critical metric at the time the program was first established in fiscal 1996 and continues to be an important indicator of our success. At least 90% of the target must be achieved to vest in any amount of the award. Maximum vesting is achieved at 110% of targeted results.

On August 21, 2008, the MRC determined that the company had exceeded 110% of its target for fiscal 2008 and fully vested the maximum number of shares eligible to vest based on cash flow performance. The value of the awards for Mr. White and Mr. Winger vesting in respect of fiscal 2008 results is shown in the table below entitled “Outstanding Equity Awards as of the End of Fiscal 2008.”

	Fiscal 2008 Target	Fiscal 2008 Result	Achieved

Operating Cash Flow[1]	$340.9	$504.0	147.8%

1 Dollars in millions.

Fiscal 2009. At its meeting on August 21, 2008, the MRC established an operating cash flow target for the company for fiscal 2009 for the performance-based restricted stock awards granted to Mr. White and Mr. Winger. Due to the Celera separation, this target, which was intended to present a reasonable, yet achievable, challenge, was based solely on the financial plan for Applied Biosystems for the fiscal year.

Stock Options. We continue to believe that it is in the company’s best interest to grant stock options to certain management and other employees in order to achieve the company’s long-term growth objectives and to align employee and shareholder interests. We consider the grant of stock options to the Named Executive Officers and other employees in conjunction with, or alternating with, periodic grants of performance-based restricted stock units and, potentially, other long-term incentive vehicles. This methodology is intended to balance the growth oriented incentive of stock options and stock price appreciation with the retention and share ownership qualities of stock grants.

During fiscal 2008, no stock options were granted to any of the Named Executive Officers because we granted performance-vested restricted stock units as part of our strategy of alternating grants of options and other equity awards on an annual basis. Overall, in fiscal 2008 the company maintained its policy to keep aggregate annual share dilution associated with the grant of equity to no more than 2% of the issued and outstanding shares of each class of our common stock.

Vested Performance Units. During fiscal 2008, a portion of the value of vested performance units was paid to Messrs. White, Winger, Sawch, and Stevenson with respect to grants made in fiscal 2002 and 2003 under the company’s Performance Unit Bonus Plan. Awards under this plan vest upon the relevant class of common stock attaining and maintaining specified stock price targets, and the awards granted to these officers will vest in full upon the closing of the merger with Invitrogen. Amounts paid in fiscal 2008 with respect to vested performance units are included in the Stock Awards-Applied Biosystems Stock column in the “Summary Compensation Table” below.

Stock Ownership. In order to reinforce the linkage of an executive’s financial gain with shareholder performance, the MRC has established a requirement that each member of the Management Executive Committee of the company retain an investment in our common stock or stock equivalents equaling between one and five times the individual’s annual base salary (depending on the individual’s management level). Executives are given a period of five years to achieve these levels. The individual targets for each of the Named Executive Officers are as follows:

Multiple of Base Salary

Tony L. White	5
Dennis L. Winger	2
William B. Sawch	2
Mark P. Stevenson	2
Kathy Ordoñez	2

As of the end of the company’s 2008 fiscal year, all of the Named Executive Officers had satisfied their individual investment goals.

In addition to encouraging stock ownership by granting stock options, restricted stock units, and restricted stock, the company further encourages its employees to own the company’s common stock through a tax-qualified employee stock purchase plan, which is generally available to all domestic and certain foreign employees. This plan generally allows participants to buy our common stock with up to 10% of their salary (subject to certain limits).

Prior to the Celera separation, the MRC monitored the ownership of shares of Applied Biosystems stock and Celera stock by senior officers as well as their outstanding stock options so that their interests were not misaligned with the two classes of common stock and with their duty to act in the best interests of the company and its shareholders as a whole.

Benefits and Perquisites

We offer a competitive level of benefits to executives as part of our total executive compensation program. The benefits are intended to help recruit and retain senior executives. We review our benefit programs on a periodic basis by benchmarking against the relevant peer group companies, reviewing published survey information, and obtaining advice from various independent benefit consultants.

The following programs are generally available to all eligible employees, including the Named Executive Officers:

—	medical, dental, vision, life insurance, and disability coverage;

—	tax-qualified 401(k) savings plan;

—	employee stock purchase plan;

—	paid time off and holidays;

—	tax-qualified defined benefit pension plan for employees hired on or before June 30, 1999 (which was “frozen” as of June 30, 2004; i.e., no further benefits were earned after that date);

—

post-retirement medical plan for employees who participate in the pension plan and attain retirement eligibility, with company subsidized premiums for those employed by the company prior to January 1, 1993 (of the Named Executive Officers, only Mr. Sawch is eligible for the company-subsidized premium upon retirement; Messrs. White and Winger will have access to the plan upon retirement but will be responsible for all premiums; Ms. Ordoñez and Mr. Stevenson are not eligible for the plan);

—

non-qualified Excess Benefit Plan for all employees who are affected by the maximum limits on benefit accruals/contribution limits allowable in tax-qualified benefit plans under the Internal Revenue Code; see “Nonqualified Deferred Compensation as of the End of Fiscal 2008” below for more information about the plan; and

—

non-qualified Deferred Compensation Plan which provides tax deferred savings opportunity for eligible employees; see “Nonqualified Deferred Compensation as of the End of Fiscal 2008” below for more information about the Plan.

In addition, the programs below are available to certain executives, including the Named Executive Officers:

—	annual physicals, which are provided to assure us that our senior management identify and address any potential health risks;

—

financial planning and tax planning services, which are provided in light of the varied and complex components of each officer’s compensation and to enable them to focus on the demands of their positions without being concerned about the appropriate financial planning and tax treatment of their compensation;

—	car allowances, as part of the competitive value of the total compensation package, and a leased car for Mr. Winger for his use when he is in Connecticut; and

—	excess liability insurance coverage to protect the company’s officers from potential personal legal risks and exposures which may be incurred as a result of their position with the company.

We provide a limited number of additional benefits to the Named Executive Officers, as follows:

—

non-qualified Supplemental Executive Retirement Plan, or SERP, which is intended to provide a competitive level of pension benefits in recognition of the expertise and experience that our senior-most executives bring to the company and which assists us in retaining and attracting mid-career talent; see “Pension Benefits as of the End of Fiscal 2008” below for more information about the SERP;

—

Supplemental pension benefit for Mr. White pursuant to the terms of his employment agreement, see “Pension Benefits as of the end of Fiscal 2008” and “Potential Payments Upon Termination or Change in Control” below;

—

Company housing, as appropriate. The company provides housing to Mr. White in California in light of his frequent and extended travel to the offices of the Applied Biosystems group. The company also provides housing to Mr. Winger in Connecticut in light of his frequent travel and extended stays in Connecticut. We also provide Mr. Winger with security services for his California residence, as well as reimbursement of reasonable travel expenses for his spouse when she travels to join him on trips to the east coast. Mr. Stevenson receives a housing subsidy which is related to his relocation to the U.S. in 2004; and

—

We maintain a corporate aircraft to provide a secure and efficient means of travel for Mr. White and other employees for business purposes. Under a security policy adopted by the MRC, Mr. White is required to use company aircraft for both personal and business travel, except when it is not practical to do so.

Potential Payments upon Termination of Employment

As is common practice in our industry, in the event employment is terminated by the company without cause, we would provide severance compensation and benefits to the Named Executive Officers to assist in their transition to other career opportunities. Messrs. White and Winger have employment agreements that were negotiated at the time of their hiring and provide for a specified amount of severance compensation and benefits in the event that we terminate their employment without cause. The other Named Executive Officers are not covered under our general employee severance policy, and severance benefits payable to them would be determined by the MRC on a case-by-case basis in its discretion consistent with our prior practices and the treatment of other similarly situated executives. The severance compensation payable upon termination is described in further detail below under the heading “Potential Payments upon Termination or Change in Control.”

Consistent with industry practice, we have historically entered into individual change in control agreements with senior executives, including each of the Named Executive Officers, in order to provide transition benefits in the event their position is eliminated as a result of a change in control. In light of their critical role in evaluating strategic opportunities, including those that may result in a change in control and possible job redundancy, it is very important to the company and its shareholders that these executives be able to evaluate the transaction from the perspective of the best interests of the company and its shareholders. In addition, the MRC believes that these agreements are a competitive requirement to attracting and retaining highly-qualified senior executives. These agreements are described in further detail below under the heading “Potential Payments upon Termination or Change in Control.”

Compensation Committee Report

The Management Resources Committee oversees compensation policies and practices for the company’s senior management, including salary, bonus, and incentive awards. The Committee has reviewed and discussed with management the Compensation Discussion and Analysis presented above. Based on this review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Management Resources Committee

William H. Longfield, Chair Arnold J. Levine Carolyn W. Slayman

Summary Compensation Table

The following table provides information about the compensation provided to our Chief Executive Officer, Chief Financial Officer, and the three other most highly paid executive officers (the “Named Executive Officers”) in fiscal 2008.

				Stock Awards[1]		Option Awards[1]		Non-Equity Incentive Plan Compen- sation ($)[2]	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)[3]	All Other Compen- sation ($)[4]	Total ($)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Applied Biosystems Stock ($)	Celera Stock ($)	Applied Biosystems Stock ($)	Celera Stock ($)

Tony L. White	2008	1,198,077	0	3,622,251	603,194	400,815	116,886	2,492,467	2,600,848	243,144	11,277,681
Chairman and Chief Executive Officer	2007	1,148,078	0	3,313,715	532,245	167,006	48,703	2,213,677	2,846,393	199,165	10,468,982

Dennis L. Winger	2008	617,592	0	927,712	132,438	114,519	33,396	1,011,140	892,999	165,696	3,895,492
Senior Vice President and Chief Financial Officer	2007	594,000	0	868,739	111,438	47,716	13,915	836,970	874,571	155,346	3,502,695

William B. Sawch	2008	545,200	0	574,035	65,125	114,519	33,396	845,638	479,379	35,420	2,692,712
Senior Vice President and General Counsel	2007	524,423	0	515,061	44,125	47,716	13,915	700,042	657,283	40,231	2,542,796

Mark P. Stevenson	2008	547,309	0	435,922	0	163,598	0	961,622	128,048	66,980	2,303,479
President and Chief Operating Officer	2007	399,758	0	197,167	0	68,166	0	487,672	0	64,919	1,217,681

Kathy Ordoñez	2008	589,628	0	0	552,422	0	208,725	726,622	436,383	40,853	2,554,633
Senior Vice President and President, Celera Group[5]	2007	567,000	0	0	377,740	0	86,969	713,604	432,369	38,158	2,215,840

[1]

Represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for awards of restricted stock, restricted stock units, stock options, and performance units granted during the year and prior fiscal years, as determined in accordance with SFAS 123R, except that estimates of forfeitures related to service-based vesting conditions have been disregarded in accordance with SEC rules. See Note 8 to our consolidated financial statements under the caption “Share-Based Compensation” included in our 2008 Annual Report to Stockholders for the assumptions made in determining SFAS 123R values. These amounts do not necessarily reflect the amounts to be ultimately received by the recipient.

[2]

Represents amounts paid under the company’s Incentive Compensation Program. As described above under the heading “Compensation Discussion and Analysis,” these amounts were based on individual performance and the overall performance for the relevant business unit.

[3]

The company does not pay “above market” interest on compensation deferred by officers or employees. Accordingly, this column reflects changes in pension values only. The amount shown for each officer for fiscal 2008 represents the aggregate increase in the actuarial present value of accumulated benefits under the company’s pension plans between June 30, 2007 and June 30, 2008. The pension plan assumptions are further described below under the heading “Pension Benefits as of the End of Fiscal 2008.”

[4]	The amounts in this column for fiscal 2008 consist of the following:

Name	Contributions Related to Employee Savings Plans ($)[a]	Tax Gross-ups ($)	Other Benefits ($)[b]	Total ($)
Mr. White	15,800	3,199	224,145	243,144
Mr. Winger	15,800	27,430	122,466	165,696
Mr. Sawch	16,170	885	18,365	35,420
Mr. Stevenson	16,713	600	49,667	66,980
Ms. Ordoñez	17,943	600	22,310	40,853

[a]	Reflects company contributions under our Employee Savings Plan and the savings component of our Excess Benefit Plan.

[b]

Reflects the aggregate incremental cost to the company of providing various perquisites and other personal benefits to each of the Named Executive Officers. These perquisites and personal benefits, which are described in more detail above under the heading “Compensation Discussion and Analysis,” consist of: personal use of company aircraft, financial and estate planning, company-provided housing, mortgage subsidy, excess liability insurance, car allowance and/or lease, club memberships, certain travel costs for Mr. Winger’s spouse, annual executive physical examinations, home security services, and parking permits.

Under a security policy adopted by the Management Resources Committee, Mr. White is required to use company aircraft for both personal and business travel. The incremental cost of the company aircraft is calculated by dividing the total variable costs (such as fuel, aircraft maintenance, and flight crew expenses) by the total number of flight hours for the fiscal year and multiplying this amount by the individual’s total number of flight hours for personal use for the year. Since the corporate aircraft are used primarily for business purposes, we exclude fixed costs that do not change based on usage, such as insurance and pilots’ salaries, benefits, and training. We also exclude any costs resulting from the loss of a tax deduction to the company arising from the personal use of company aircraft under applicable federal income tax rules. Company housing and other perquisites and personal benefits are valued at the actual cost to the company.

The amounts shown for fiscal 2008 include: (1) for Mr. White, $89,287 for the personal use of company aircraft, $60,650 for the cost of company housing, and $50,568 for financial and estate planning; (2) for Mr. Winger, $72,859 for the cost of company housing and $27,594 for the travel costs for his spouse; and (3) for Mr. Stevenson, $32,000 for a mortgage subsidy received in connection with his relocation.

[5]	Ms. Ordoñez resigned from the company on July 1, 2008, in connection with the separation of the Celera group into an independent publicly-traded company.

Grants of Plan-Based Awards in Fiscal 2008

The following table provides information about equity-based and incentive compensation awards granted to the Named Executive Officers in fiscal 2008.

	Underlying Class of Stock		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]			Grant Date Fair Value of Stock Awards ($/Sh)[3]
Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Tony L. White			156	1,557,500	3,504,375
	Applied Biosystems	1/17/2008				60,000	75,000	90,000	2,979,000
	Celera	1/17/2008				26,667	33,333	40,000	613,684
Dennis L. Winger			59	586,712	1,320,103
	Applied Biosystems	1/17/2008				16,333	20,417	24,500	810,950
	Celera	1/17/2008				8,000	10,000	12,000	184,097
William B. Sawch			49	490,680	1,104,030
	Applied Biosystems	1/17/2008				16,333	20,417	24,500	810,950
	Celera	1/17/2008				8,000	10,000	12,000	184,097
Mark P. Stevenson			55	547,309	1,231,444
	Applied Biosystems	1/17/2008				40,000	50,000	60,000	1,986,000
Kathy Ordoñez			56	560,147	1,260,330
	Celera	1/17/2008				66,667	83,333	100,000	1,534,171

[1]

These amounts reflect the range of possible payouts under the company’s Incentive Compensation Program for fiscal 2008 as described above under the heading “Compensation Discussion and Analysis” under the caption “Compensation Components—Annual Incentive Compensation.” The payment for fiscal 2008 performance has been made based on the metrics described, and is shown above in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation.”

[2]

These amounts reflect grants of restricted stock units under the company’s Applied Biosystems Group Amended and Restated 1999 Stock Incentive Plan and Celera Group Amended and Restated 1999 Stock Incentive Plan as described above under the heading “Compensation Discussion and Analysis” under the caption “Compensation Components—Long-term and Equity Incentive Compensation.” The amounts in each column reflect the aggregate threshold, target, and maximum payouts over the term of the grants. The dollar amounts recognized for these grants are shown above in the “Summary Compensation Table” in the columns entitled “Stock Awards.” Prior to the vesting of the restricted stock units, the recipient will not be deemed to be the holder of or have any of the rights of a holder with respect to the shares of Applied Biosystems stock or Celera stock deliverable on the vesting of the restricted stock units. In connection with the Celera separation, Celera Corporation has agreed to deliver shares of Celera Corporation common stock upon vesting of the Celera stock awards. Of the amounts shown in the table, the following restricted stock units vested on August 21, 2008, based on the performance of the Applied Biosystems group and the Celera group during fiscal 2008:

Name	Applied Biosystems Restricted Stock Units	Celera Restricted Stock Units
Mr. White	33,900	9,773
Mr. Winger	10,985	3,141
Mr. Sawch	10,985	3,141
Mr. Stevenson	13,200	0
Ms. Ordoñez	0	25,930

[3]

Represents the grant date fair value of each award computed in accordance with SFAS 123R. See Note 8 to our consolidated financial statements under the caption “Share-Based Compensation” included in our 2008 Annual

Report to Stockholders for the assumptions made in determining SFAS 123R values. These amounts do not necessarily reflect the amounts to be ultimately received by the recipient.

Employment Arrangements with the Named Executive Officers

We do not have employment agreements with Mr. Sawch or Mr. Stevenson, nor did we have an employment agreement with Ms. Ordoñez, who resigned from the company on July 1, 2008, in connection with the separation of the Celera group into an independent publicly-traded company. The terms of Mr. White’s and Mr. Winger’s agreements are described below.

Employment Agreement with Mr. White

We entered into an employment agreement with Mr. White dated September 12, 1995, which was later amended, that provides for his employment as our Chairman, President and Chief Executive Officer. Mr. White relinquished the title of President in connection with Mr. Stevenson’s election to that position in August 2008. The agreement is automatically extended for consecutive one-year periods unless either party gives at least 180 days notice of its intent not to renew or the agreement is otherwise terminated. Neither we nor Mr. White have given notice of intent not to renew or of termination.

Under the terms of the agreement, Mr. White receives:

—	a base annual salary, currently set at $1,248,000, subject to annual review,

—	an annual bonus under our Incentive Compensation Program, currently targeted at 130% of his base annual salary,

—	entitlement to participate in all employee benefit plans, programs, or arrangements of the company that are made available to senior executives,

—	an annual car allowance of $20,000,

—	reimbursement of the reasonable costs of financial planning and tax preparation, and

—	a supplemental retirement benefit, as described below under the heading “Pension Benefits as of the End of Fiscal 2008.”

The agreement states that the company anticipates that Mr. White will, subject to Board approval, receive an annual grant of stock options. We also agreed to implement a restricted stock program for Mr. White based in part on financial measures of corporate success. As described above under the heading “Compensation Discussion and Analysis,” we currently use operating cash flow as this measure of corporate success. This is the same measure we use for the shares of restricted stock granted to Mr. Winger, as described below.

Transition Services Agreement with Mr. White

We entered into a Transition Services Agreement with Mr. White on June 11, 2008, in connection with the signing of the Invitrogen merger agreement. Under the terms of the Transition Services Agreement, Mr. White has agreed to perform various consulting services on behalf of the company for a period of five years from the date of the completion of the transaction. During this period, the company will provide Mr. White with the services of an administrative assistant and the use of company office equipment and will reimburse Mr. White for reasonable business expenses. The company will also reimburse Mr. White for financial advisory fees incurred by him for a period of one year from the date of the completion of the transaction.

Employment Agreement with Mr. Winger

We provided Mr. Winger with an employment letter dated June 24, 1997, which was later amended, that sets forth the terms and conditions of his employment as our Senior Vice President and Chief Financial Officer.

Under the terms of the letter, Mr. Winger receives:

—	a base annual salary, currently set at $643,000, subject to annual review,

—	an annual bonus under our Incentive Compensation Program, currently targeted at 95% of his base annual salary,

—	an annual car allowance of $15,000,

—	financial planning and tax preparation assistance, currently up to $12,000 per year, and

—	a supplemental retirement benefit, as described below under the heading “Pension Benefits as of the End of Fiscal 2008.”

Mr. Winger is eligible to receive an annual restricted stock award based on performance criteria related to the company’s cash flow.

Both Mr. White and Mr. Winger are entitled to various benefits under the terms of their employment agreements upon a termination of employment, as described below under the heading “Potential Payments Upon Termination or a Change in Control.”

Outstanding Equity Awards as of the End of Fiscal 2008

The following table provides information about equity awards granted to each of the Named Executive Officers with respect to Applied Biosystems stock that were outstanding as of the last day of our 2008 fiscal year. All of these awards will vest in full and become exercisable immediately prior to the effective time of the pending merger with Invitrogen.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[1]

Tony L. White	300,000	[2]				27.1875	5/13/2009	22,470	[3]	752,296	44,940	[4]	1,504,591
	84,400	[5]				28.2343	6/17/2009	44,940	[6]	1,504,591	40,000	[7]	1,000,000	[7]
	84,400	[8]				28.2343	6/17/2009	22,200	[9]	743,256	22,200	[10]	743,256
	84,400	[11]				55.0625	12/27/2009	11,700	[12]	391,716	78,300	[13]	2,621,484
	84,400	[14]				55.0625	12/27/2009						101,350	[15]
	300,000	[2]				100.4688	3/17/2010
	84,400	[16]				100.4688	3/17/2010
	84,400	[17]				61.4063	6/15/2010
	270,000	[18]				25.5750	3/26/2011
	40,000	[19]				25.0000	8/16/2011
	40,000	[20]				25.0000	8/16/2011
	255,000	[18]				20.8500	4/8/2012
	255,000	[18]				15.5400	3/24/2013
	40,000	[21]				15.5400	3/24/2013
	40,000	[22]				15.5400	3/24/2013
	204,000	[18]				20.1850	6/17/2014
	262,500	[23]				21.4750	6/2/2015
	49,000	[2]	147,000	[2]		34.6250	1/30/2017

Dennis L. Winger	100,000	[2]				27.1875	5/13/2009	11,235	[6]	376,148	11,235	[4]	376,148
	42,200	[5]				28.2343	6/17/2009	7,800	[9]	261,144	7,800	[10]	261,144
	42,200	[8]				28.2343	6/17/2009	3,185	[12]	106,634	21,315	[13]	713,626
	42,200	[11]				55.0625	12/27/2009				20,000	[7]	500,000	[7]
	42,200	[14]				55.0625	12/27/2009						50,675	[15]
	100,000	[2]				100.4688	3/17/2010
	42,200	[16]				100.4688	3/17/2010
	42,200	[17]				61.4063	6/15/2010
	90,000	[18]				25.5750	3/26/2011
	20,000	[19]				25.0000	8/16/2011
	20,000	[20]				25.0000	8/16/2011
	85,000	[18]				20.8500	4/8/2012
	20,000	[21]				15.5400	3/24/2013
	20,000	[22]				15.5400	3/24/2013
	30,000	[18]				15.5400	3/24/2013
	68,000	[18]				20.1850	6/17/2014
	90,000	[23]				21.4750	6/2/2015
	14,000	[2]	42,000	[2]		34.6250	1/30/2017

William B. Sawch	100,000	[2]				27.1875	5/13/2009	7,800	[9]	261,144	7,800	[10]	261,144
	42,200	[5]				28.2343	6/17/2009	3,185	[12]	106,634	21,315	[13]	713,626
	42,200	[8]				28.2343	6/17/2009				20,000	[7]	500,000	[7]
	42,200	[11]				55.0625	12/27/2009						50,675	[15]
	42,200	[14]				55.0625	12/27/2009
	100,000	[2]				100.4688	3/17/2010
	42,200	[16]				100.4688	3/17/2010
	42,200	[17]				61.4063	6/15/2010
	90,000	[18]				25.5750	3/26/2011
	20,000	[19]				25.0000	8/16/2011
	20,000	[20]				25.0000	8/16/2011
	85,000	[18]				20.8500	4/8/2012
	20,000	[21]				15.5400	3/24/2013
	20,000	[22]				15.5400	3/24/2013
	85,000	[18]				15.5400	3/24/2013
	68,000	[18]				20.1850	6/17/2014
	90,000	[23]				21.4750	6/2/2015
	14,000	[2]	42,000	[2]		34.6250	1/30/2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[1]

Mark P. Stevenson	10,000[2]			81.000	4/13/2010	5,400[9]	180,792	5,400[10]	180,792
	2,875[18]			15.5400	3/24/2013	7,800[12]	261,144	52,200[13]	1,747,656
	5,000[22]			15.5400	3/24/2013				4,856[15]
	7,500[18]			20.1850	6/17/2014
	45,000[23]			21.4750	6/2/2015
	20,000[2]	60,000[2]		34.6250	1/30/2017

Kathy Ordoñez	80,000[2]			85.7813	12/1/2010
	42,200[24]			85.7813	12/1/2010
	45,000[18]			25.5750	3/26/2011
	85,000[18]			20.8500	4/8/2012
	23,200[18]			15.5400	3/24/2013
	32,000[18]			20.1850	6/17/2014
	50,000[23]			21.4750	6/2/2015

[1]	The market price used for calculations in this column is $33.48, which was the closing price of a share of Applied Biosystems stock on the last trading day of our 2008 fiscal year.

[2]	The options vest in four equal annual installments commencing on the first anniversary of the date of grant.

[3]	The shares vest on August 17, 2009.

[4]

Up to the total number of shares will vest following the end of fiscal 2009 based on the attainment of performance goals relating to operating cash flow for the year. The number of shares assumes the maximum payout of the award.

[5]	The options vested on June 17, 2002.

[6]	These shares vested on August 21, 2008, based on the attainment of performance goals relating to operating cash flow for fiscal 2008.

[7]

Consists of performance units granted under the company’s Performance Unit Bonus Plan. The performance units will vest in two equal increments upon Applied Biosystems stock attaining and maintaining price targets of $40.00 and $45.00 or more for a period of ninety days. Upon vesting, the holder of performance units will generally be entitled to a cash payment of $25.00 for each vested unit, payable over a minimum of eight quarters and subject to an aggregate annual expense cap.

[8]	The options vested on November 30, 2002.

[9]

Consists of restricted stock units, or RSUs, corresponding to shares of Applied Biosystems stock. The RSUs vested on August 21, 2008, based on the attainment of revenue objectives for the Applied Biosystems group for fiscal 2008.

[10]

Consists of RSUs corresponding to shares of Applied Biosystems stock. Up to the total number of RSUs will vest following the end of fiscal 2009 based on the attainment of revenue objectives for the Applied Biosystems group for the year. The number of RSUs assumes the maximum payout of the award.

[11]	The options vested on December 27, 2002.

[12]

Consists of RSUs corresponding to shares of Applied Biosystems stock. The RSUs vested on August 21, 2008, based on the attainment of revenue and operating margin objectives for the Applied Biosystems group for fiscal 2008.

[13]

Consists of RSUs corresponding to shares of Applied Biosystems stock. Up to one third of the RSUs will vest following the end of fiscal 2009 through 2011 based on the attainment of revenue and operating margin objectives for the Applied Biosystems group for these fiscal years. The number of RSUs assumes the maximum payout in each year.

[14]	The options vested on January 26, 2003.

[15]

Represents the balance of amounts payable with respect to performance units granted under the company’s Performance Unit Bonus Plan that vested in fiscal 2006 and 2007 upon Applied Biosystems stock attaining and maintaining specified price targets. These amounts are generally payable in the first quarter of fiscal 2009. Amounts paid in fiscal 2008 with respect to these performance units are included in “Stock Awards-Applied Biosystems Stock” column in the “Summary Compensation Table” and the “Stock Awards-Value Realized on Vesting” column in the table below entitled “Options Exercised and Stock Vested in Fiscal 2008” for Applied Biosystems stock.

[16]	The options vested on March 17, 2003.

[17]	The options vested on June 15, 2003.

[18]

The options originally vested in four equal annual installments commencing on the first anniversary of the date of grant. On January 20, 2005, the vesting of these options was accelerated. However, shares acquired upon the exercise of these options are subject to a restriction on transfer (covering sales, gifts, pledges, and any other method of disposition). The transfer restriction will lapse as to shares issuable upon the exercise of these options on the date that the options would have otherwise vested with respect to those shares. Also, the transfer restriction will lapse in full upon termination of employment for any reason.

[19]	The options vested on August 16, 2004.

[20]

The options were originally granted in conjunction with the grant of an equal number of performance units under the company’s Performance Unit Bonus Plan and vested on the earlier of August 16, 2006 or two years after all of the stock price targets related to these performance units were attained. The vesting of these options was accelerated on June 2, 2005. However, shares acquired upon the exercise of these options are subject to the restriction on transfer referred to in footnote 18.

[21]

The options originally vested on March 24, 2006. The vesting of these options was accelerated on June 2, 2005. However, shares acquired upon the exercise of these options are subject to the restriction on transfer referred to in footnote 18.

[22]

The options were granted in conjunction with the grant of an equal number of performance units under the company’s Performance Unit Bonus Plan and vested on the earlier of March 24, 2008 or two years after all of the stock price targets related to these performance units were attained. The vesting of these options was accelerated on June 2, 2005. However, shares acquired upon the exercise of these options are subject to the restriction on transfer referred to in footnote 18.

[23]

The options were fully vested on the date of the grant. However, shares acquired upon the exercise of the options are subject to a restriction on transfer covering sales, gifts, pledges, and any other method of disposition. The transfer restriction lapses on 25% of the shares covered by the grant on each of the first four anniversaries of the grant date (June 2, 2005), and will lapse in full upon termination of employment for any reason.

[24]	The options vested on December 1, 2003.

The following table provides information about the equity awards granted to each of the Named Executive Officers with respect to Celera stock that were outstanding as of the last day of our 2008 fiscal year. The vesting of these awards was not affected by the Celera separation, and all of these awards, other than the awards held by Ms. Ordoñez, will vest in full and become exercisable immediately prior to the effective time of the pending merger with Invitrogen.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[1]

Tony L. White	516,940	[2]				8.5600	1/21/2009	9,630	[3]	109,397	19,260	[4]	218,794
	75,000	[5]				10.5312	5/13/2009	19,260	[6]	218,794	19,200	[7]	218,112
	75,000	[5]				132.6250	3/17/2010	6,400	[8]	72,704	6,400	[9]	72,704
	67,500	[10]				31.5000	3/26/2011	5,200	[11]	59,072	34,800	[12]	395,328
	85,000	[10]				18.8950	4/8/2012
	85,000	[10]				9.1300	3/24/2013
	68,000	[10]				10.7850	6/17/2014
	87,500	[13]				10.1550	6/2/2015
	21,000	[5]	63,000	[5]		15.3250	1/30/17

Dennis L. Winger	206,776	[2]				8.5600	1/21/2009	4,815	[6]	54,698	4,815	[4]	54,698
	25,000	[5]				10.5312	5/13/2009	2,200	[8]	24,992	6,600	[7]	74,976
	25,000	[5]				132.6250	3/17/2010	1,560	[11]	17,722	2,200	[9]	24,992
	22,500	[10]				31.5000	3/26/2011				10,440	[12]	118,598
	28,000	[10]				18.8950	4/8/2012
	28,000	[10]				9.1300	3/24/2013
	22,400	[10]				10.7850	6/17/2014
	30,000	[13]				10.1550	6/2/2015
	6,000	[5]	18,000	[5]		15.3250	1/30/2017

William B. Sawch	206,776	[2]				8.5600	1/21/2009	2,200	[8]	24,992	6,600	[7]	74,976
	25,000	[5]				10.5312	5/13/2009	1,560	[11]	17,722	2,200	[9]	24,992
	25,000	[5]				132.6250	3/17/2010				10,440	[12]	118,598
	22,500	[10]				31.5000	3/26/2011
	28,000	[10]				18.8950	4/8/2012
	28,000	[10]				9.1300	3/24/2013
	22,400	[10]				10.7850	6/17/2014
	30,000	[13]				10.1550	6/2/2015
	6,000	[5]	18,000	[5]		15.3250	1/30/2017

Mark P. Stevenson	0		0			—	—	0		0	0		0

Kathy Ordoñez	40,000	[5]				42.3125	12/1/2010	18,000	[8]	204,480	54,000	[7]	613,440
	11,300	[5]				31.5000	3/26/2011	13,000	[11]	147,680	87,000	[12]	988,320
	28,000	[5]				18.8950	4/8/2012				18,000	[9]	204,480
	75,000	[5]				19.4750	4/19/2012				12,500	[14]	243,438	[14]
	12,500	[16]				19.4750	4/19/2012				12,500	[15]	243,438	[15]
	12,500	[17]				19.4750	4/19/2012
	95,000	[10]				9.1300	3/24/2013
	76,000	[10]				10.7850	6/17/2014
	150,000	[13]				10.1550	6/2/2015
	37,500	[5]	112,500	[5]		15.3250	1/30/2017

[1]	The market price used for calculations in this column is $11.36, which was the closing price of a share of Celera stock on the last trading day of our 2008 fiscal year.

[2]	The options vest in four equal annual installments commencing on July 1, 1999.

[3]	The shares vest on August 17, 2009.

[4]

Up to the total number of shares will vest following the end of fiscal 2009 based on the attainment of performance goals relating to operating cash flow for the year. The number of shares assumes the maximum payout of the award.

[5]	The options vest in four equal annual installments commencing on the first anniversary of the date of grant.

[6]	These shares vested on August 21, 2008 based on the attainment of performance goals relating to operating cash flow for fiscal 2008.

[7]

Consists of restricted stock units, or RSUs, corresponding to shares of Celera stock. Up to the total number of RSUs will vest following the end of fiscal 2009 based on the attainment of profitability objectives for the Celera group for fiscal years 2008 and 2009. The number of RSUs assumes the maximum payout of the award.

[8]

Consists of RSUs corresponding to shares of Celera stock. A portion of these RSUs vested on August 21, 2008 based on the attainment of revenue objectives for the Celera group for fiscal 2008, and the balance tied to fiscal 2008 performance was forfeited. Of the number of RSUs reported, Mr. White forfeited 1,611, Mr. Winger forfeited 554, Mr. Sawch forfeited 554, and Ms. Ordoñez forfeited 4,530.

[9]

Consists of RSUs corresponding to shares of Celera stock. Up to the total number of RSUs will vest following the end of fiscal 2009 based on the attainment of revenue objectives for the Celera group for the year. The number of RSUs assumes the maximum payout of the award.

[10]

The options originally vested in four equal annual installments commencing on the first anniversary of the date of grant. On January 20, 2005, the vesting of these options was accelerated. However, shares acquired upon the exercise of these options are subject to a restriction on transfer (covering sales, gifts, pledges, and any other method of disposition). The transfer restriction will lapse as to shares issuable upon the exercise of these options on the date that the options would have otherwise vested with respect to those shares. Also, the transfer restriction will lapse in full upon termination of employment for any reason.

[11]

Consists of RSUs corresponding to shares of Celera stock. A portion of these RSUs vested on August 21, 2008 based on the attainment of revenue and gross margin objectives for the Celera group for fiscal 2008, and the balance tied to fiscal 2008 performance was forfeited. Of the number of RSUs reported, Mr. White forfeited 216, Mr. Winger forfeited 65, Mr. Sawch forfeited 65, and Ms. Ordoñez forfeited 540.

[12]

Consists of RSUs corresponding to shares of Celera stock. Up to one third of the RSUs will vest following the end of fiscal 2009 through 2011 based on the attainment of revenue and gross margin objectives for the Celera group for these fiscal years. The number of RSUs assumes the maximum payout in each year.

[13]

The options were fully vested on the date of the grant. However, shares acquired upon the exercise of the options are subject to a restriction on transfer covering sales, gifts, pledges, and any other method of disposition. The transfer restriction lapses on 25% of the shares covered by the grant on each of the first four anniversaries of the grant date (June 2, 2005), and will lapse in full upon termination of employment for any reason.

[14]

Consists of performance units granted under the company’s Performance Unit Bonus Plan. The performance units will vest in two equal increments upon Celera stock attaining and maintaining price targets of $24.4750 and $29.4750 or more for a period of ninety days. Upon vesting of the performance units, Ms. Ordoñez will be entitled to a cash payment of $19.475 for each vested unit.

[15]

Consists of performance units granted under the company’s Performance Unit Bonus Plan. The performance units will vest in two equal increments upon Celera stock attaining and maintaining price targets of $34.4750 and $39.4750 or more for a period of ninety days. Upon vesting of the performance units, Ms. Ordoñez will be entitled to a cash payment of $19.475 for each vested unit.

[16]	The options vested on April 19, 2005.

[17]

The options were granted in conjunction with the grant of an equal number of performance units under the company’s Performance Unit Bonus Plan and vested on the earlier of April 19, 2007 or two years after the stock price targets referred to in footnote 15 were attained. The vesting of these options was accelerated on June 2, 2005. However, shares acquired upon the exercise of these options are subject to a restriction on transfer (covering sales, gifts, pledges, and any other method of disposition). The transfer restriction will lapse as to shares issuable upon the exercise of these options on the date that the options would have otherwise vested with respect to those shares. Also, the transfer restriction will lapse in full upon termination of employment for any reason.

Options Exercised and Stock Vested in Fiscal 2008

The following table provides information about the value realized by each of the Named Executive Officers on exercises of stock options, the vesting of restricted stock units and stock awards, and vested performance units with respect to Applied Biosystems stock during fiscal 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)[2]	Value Realized on Vesting ($)[3]
Tony L. White	300,000	5,256,017	89,610	3,390,396
Dennis L. Winger	238,958	3,815,348	19,035	860,292
William B. Sawch	80,000	1,218,308	7,800	506,558
Mark P. Stevenson	0	0	5,400	203,986
Kathy Ordoñez	0	0	0	0

[1]	Amounts reflect the difference between the exercise price of the option and the market price on the date of exercise.

[2]

Reflects restricted stock units that vested on August 16, 2007, based on the attainment of revenue objectives for the Applied Biosystems group for fiscal 2007. Also includes for Mr. White and Mr. Winger shares of restricted stock that vested on August 16, 2007, upon the attainment of performance goals relating to the company’s operating cash flow for fiscal 2007 and for Mr. White shares of restricted stock that vested on June 30, 2008.

[3]

Amounts are based on the average of the high and low sales prices of Applied Biosystems stock on the day the stock vested. Also includes the following amounts paid to each of the Named Executive Officers in fiscal 2008 with respect to performance units granted under the company’s Performance Unit Bonus Plan that vested in fiscal 2006 and 2007 upon Applied Biosystems stock attaining and maintaining specified price targets: Mr. White, $521,950; Mr. Winger, $260,975; Mr. Sawch, $260,975; Mr. Stevenson, $33,994; and Ms. Ordoñez, 0.

The following table provides information about the value realized by each of the Named Executive Officers on exercises of stock options and the vesting of restricted stock units and stock awards with respect to Celera stock during fiscal 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)[2]	Value Realized on Vesting ($)[3]
Tony L. White	75,000	648,655	34,324	437,248
Dennis L. Winger	47,274	336,106	6,683	88,349
William B. Sawch	20,000	170,074	1,868	24,695
Mark P. Stevenson	0	0	0	0
Kathy Ordoñez	0	0	15,284	202,054

[1]	Amounts reflect the difference between the exercise price of the option and the market price on the date of exercise.

[2]

Reflects restricted stock units that vested on August 16, 2007, based on the attainment of revenue objectives for the Celera group for fiscal 2007. Also includes for Mr. White and Mr. Winger shares of restricted stock that vested on August 16, 2007, upon the attainment of performance goals relating to the company’s operating cash flow for fiscal 2007 and for Mr. White shares of restricted stock that vested on June 30, 2008.

[3]	Amounts are based on the average of the high and low sales prices of Celera stock on the day the stock vested.

Pension Benefits as of the End of Fiscal 2008

The following table provides information as of the end of our 2008 fiscal year with respect to each plan that provides for payments or other benefits to each of the Named Executive Officers at, following, or in connection with their retirement. Each of these plans is described in further detail below.

Name	Plan Name	Number of Years Credited Service (#)[1]	Present Value of Accumulated Benefit ($)[2]	Payments During Last Fiscal Year ($)
Tony L. White	Employee Pension Plan	8.8	242,233	0
	Excess Benefit Plan	8.8	2,432,152	0
	Supplemental Benefit[3]	38.8	13,412,449	0
Dennis L. Winger	Employee Pension Plan	6.8	168,941	0
	Excess Benefit Plan	6.8	565,340	0
	SERP	10.8	2,484,761	0
	Supplemental Benefit[4]	10.0	1,180,819	0
William B. Sawch	Employee Pension Plan[5]	21.8	323,291	0
	Excess Benefit Plan	21.8	383,719	0
	Supplemental Retirement Plan[5]	12.8	10,372	0
	SERP	15.2	2,890,520	0
Mark P. Stevenson	SERP	0.8	128,048	0
Kathy Ordoñez	SERP	7.6	1,929,211	0

[1]

Both the Employee Pension Plan and the pension component of the Excess Benefit Plan were frozen as of June 30, 2004. Accordingly, the years of credited service with respect to these plans reflect service with the company through that date. The years of credited service with respect to the Supplemental Executive Retirement Plan, or SERP, reflect years of service in a qualifying position.

[2]

These amounts have been determined using the same assumptions used in determining our annual pension expense. See Note 6 to our consolidated financial statements under the caption “Pension Plans, Retiree Healthcare, and Life Insurance Benefits” included in our 2008 Annual Report to Stockholders for the assumptions made in determining our pension obligation.

[3]

Mr. White’s employment agreement provides for a supplemental benefit equal to the annual benefit he would have received if he were credited with an additional 26 years of service, as well as service and compensation earned after the June 30, 2004 freeze date under the Employee Pension Plan and Excess Benefit Plan, reduced by $111,528, the benefit payable from his prior employer.

[4]

Mr. Winger’s employment letter provides for an additional lifetime annual supplemental retirement benefit equal to the annual benefit he would have received if he were credited with an additional 10 years of service under the Employee Pension Plan and Excess Benefit Plan. As of October 1, 2008, Mr. Winger relinquished these benefits. Relinquishment of these benefits will not affect the overall benefits that Mr. Winger will receive upon retirement or termination of employment for good reason or without cause following a change in control of the company, as the benefit he receives under the SERP was offset by amounts payable under the employment letter.

[5]

Mr. Sawch participated in the Supplemental Retirement Plan, a frozen non-qualified plan which provides benefits attributable to awards under our Incentive Compensation Program made prior to July 1, 1995. Mr. Sawch’s years of credited service in this plan reflect his years of benefit accruals under this plan.

Employee Pension Plan, Excess Benefit Plan, and Supplemental Retirement Plan

We maintain a tax-qualified defined benefit Employee Pension Plan covering the majority of our domestic employees hired prior to July 1, 1999, and a non-qualified Excess Benefit Plan, which provides pension benefits that would otherwise be denied participants by reason of compensation and/or benefit payment limitations of the Internal Revenue Code on qualified plan benefits. Both the Employee Pension Plan and the pension component of the Excess Benefit Plan were frozen as of June 30, 2004. We also have a frozen non-qualified Supplemental Retirement Plan, which provides a defined benefit equal to 1.5% of awards under our Incentive Compensation Program prior to July 1, 1995.

Annual benefits accrued to the freeze date are payable upon retirement at age 65 under the Employee Pension Plan, the Supplemental Retirement Plan, and the pension component of the Excess Benefit Plan, assuming continued service for benefit eligibility.

The benefit amounts under the Employee Pension Plan and the pension component of the Excess Benefit Plan are comprised of pre and post October 1, 1995 benefit accruals, as follows:

—

Pre-October 1, 1995 accruals, including a defined fixed benefit, or the combination of a defined fixed benefit plus a variable annuity benefit (both based on salary only), depending on the participant’s election at the time of benefit accrual. Variable annuity fund benefit payments are calculated based on the variable annuity fund unit value preceding benefit commencement, and are adjusted annually based on the performance of the fund’s unit value.

—

October 1, 1995 through June 30, 2004 accruals are based on final average annual base salary compensation, measured over the thirty-six consecutive month period producing the highest annual average, and final average incentive compensation measured over the three consecutive fiscal year period producing the highest average incentive compensation.

—	Benefits attributable to base salary are equal to:

—	the product of

—	the sum of (1) 1.4% of the final average annual compensation plus (2) 0.5% of final average annual compensation in excess of covered compensation, multiplied by

—	the number of years of plan service after October 1, 1995, up to a maximum of 35 years,

plus

—	1.7% of the final average annual compensation multiplied by years of plan service in excess of 35.

Covered compensation is the average of the Social Security wage bases in effect during the 35 year period ending at the participant’s retirement age for Social Security purposes.

—	Benefits attributable to incentive compensation are equal to

—	1.5% of the final average incentive compensation, multiplied by

—	years of service after July 1, 1995.

Benefits under all three plans are fully vested after five years of plan service. Benefit amounts are computed on a straight life annuity basis (the maximum benefit payable to a participant), and are payable annually at age 65, the normal retirement age. Payments may begin as early as age 55 at the election of a participant who has retired or terminated employment with a vested benefit and, assuming eligibility for early retirement, are reduced by 1/4 of 1% for each month that benefit commencement precedes normal retirement age.

The normal form of benefit is a straight life annuity. The benefit for a married participant is automatically payable as a 50% joint and survivor annuity, unless the participant’s spouse approves an alternate form of payment. Upon attainment of retirement eligibility (age 55 with at least 5 years of service), participants may elect to receive benefits in optional forms. The straight life annuity is the maximum benefit payable under the Plan. Optional forms of benefit are actuarially equivalent to the normal form and result in the reduction of the monthly benefit paid to participants, depending on the participant’s age and beneficiary’s age for a joint and survivor annuity, or the guaranteed benefit payment period in the case of a certain with life thereafter form of benefit.

Mr. White and Mr. Winger participate in the Employee Pension Plan and the pension component of the Excess Benefit Plan, and are currently eligible for early retirement.

Mr. Sawch participates in the Employee Pension Plan, the pension component of the Excess Benefit Plan, and the Supplemental Retirement Plan. Assuming continued employment, he will be eligible for early retirement on October 1, 2009, upon reaching age 55.

Mr. Sawch’s benefit under the Employee Pension Plan includes his own contributions made to the plan prior to July 31, 1984, when participation in the plan depended on mandatory participant contributions. If Mr. Sawch elects to withdraw his own contributions, his benefit under the Employee Pension Plan attributable to the period prior to July 31, 1984, will be reduced by an amount actuarially equivalent to the contributions withdrawn.

Neither Ms. Ordoñez nor Mr. Stevenson participate in the Employee Pension Plan, the pension component of the Excess Benefit Plan, or the Supplemental Retirement Plan.

Supplemental Executive Retirement Plan

We also maintain a non-qualified Supplemental Executive Retirement Plan, or SERP, for each of the Named Executive Officers other than Mr. White that was adopted as of December 31,

2005. This Plan provides a benefit payable at normal retirement date (the first day of the month after the participant reaches age 65 and completes five years of service with the company, including periods prior to the Plan’s effective date). The amount of the annual benefit is determined by multiplying

—

a fraction, not to exceed one, equal to the result of dividing (1) the participant’s years of service with the company in a position that the Board of Directors has determined is eligible for benefit credit under the Plan (including, if applicable, employment prior to the Plan’s effective date) by (2) 15, by

—

the sum of (1) 50% of the participant’s final average compensation (the highest annualized average salary during any 60 consecutive calendar months), plus (2) 50% of the participant’s final average qualified compensation (the highest average bonus earned under the company’s Incentive Compensation Program during any five consecutive fiscal years).

Plan benefits are fully vested after five years of service with the company, including periods prior to the plan’s effective date. Benefit amounts are computed on a straight life annuity basis payable annually at normal retirement date (subject to a six-month delay if required by Internal Revenue Code Section 409A). Payments may begin as early as age 55 at the election of a participant who has retired or terminated employment with a vested benefit (subject to a six-month delay if required by Internal Revenue Code Section 409A), and are reduced by 1/4 of 1% for each month benefit commencement precedes normal retirement date.

The normal form of benefit is an annuity for the life of the participant only. Participants may elect to receive the following optional forms:

—	two contingent annuity options with the spouse receiving lifetime monthly benefits of 50% or 100% of the participant’s monthly annuity if the spouse survives the participant,

—	a benefit for 36, 60, or 120 months followed by a lump sum payment of the present value of the remaining payments, or

—	a single lump sum payment of the entire value of the participant’s benefit.

Each optional form of benefit is the actuarial equivalent of the life annuity for the participant.

Ms. Ordoñez and Mr. Winger are currently eligible for early retirement. Assuming continued employment, Mr. Sawch will be eligible for early retirement on October 1, 2009, and Mr. Stevenson will be eligible for early retirement on January 1, 2018.

Supplemental Benefits

Under the terms of his employment agreement, Mr. White is entitled to a lifetime annual supplemental retirement benefit equal to the annual benefit he would have received if he were credited with an additional 26 years of service under the Employee Pension Plan and the Excess Benefit Plan, as well as service and compensation earned after the June 30, 2004 freeze on accruals under those plans. The annual benefit is reduced by $111,528 representing the pension benefit payable from his prior employer and is not subject to reduction for early retirement.

Under the terms of his employment letter, Mr. Winger is entitled to a lifetime annual supplemental retirement benefit equal to the annual benefit that he would have received if he were credited with an additional 10 years of service under the Employee Pension Plan and the Excess Benefit Plan. As of October 1, 2008, Mr. Winger relinquished these benefits. Relinquishment of these benefits will not affect the overall benefits that Mr. Winger will receive upon retirement or termination of employment for good reason or without cause following a change in control of the company, as the benefit he receives under the Supplemental Executive Retirement Plan was offset by amounts payable under the employment letter.

The normal form of payment and optional forms of payment (as well as the actuarial equivalent determination of the optional forms) for the supplemental retirement benefits for Mr. White and Mr. Winger are the same as under the Supplemental Executive Retirement Plan.

Deferred Compensation Agreement

We previously entered into a deferred compensation agreement with Mr. Sawch in 1993, which provided for annual payments of $25,000 to be made for a maximum of ten years, commencing at age 65 or within six months of retirement from the company. The annual payments would also have been made in the event of termination of employment for good reason or without cause following a change in control of the company. Amounts otherwise payable to Mr. Sawch under the Supplemental Executive Retirement Plan would have been offset by amounts payable under this agreement.

In fiscal 2008, Mr. Sawch relinquished the benefits payable to him under the Deferred Compensation Agreement. Relinquishment of these benefits did not affect the overall benefits that Mr. Sawch will receive upon retirement or termination of employment for good reason or without cause following a change in control of the company, as the benefit he receives under the Supplemental Executive Retirement Plan was offset by amounts payable under the Deferred Compensation Agreement.

Nonqualified Deferred Compensation as of the End of Fiscal 2008

The following table provides information as of the end of our 2008 fiscal year with respect to our Deferred Compensation Plan and savings component of our Excess Benefit Plan for each of the Named Executive Officers.

Name	Plan Name	Executive Contributions in Fiscal 2008 ($)	Registrant Contributions in Fiscal 2008 ($)[1]	Aggregate Earnings in Fiscal 2008 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at end of Fiscal 2008 ($)[2]
Tony L. White	Deferred Compensation Plan	0	0	-48,335	0	362,905
	Excess Benefit Plan	0	2,000	-30,867	0	232,728
Dennis L. Winger	Deferred Compensation Plan	0	0	-130,045	0	1,510,271
	Excess Benefit Plan	0	2,000	-4,122	0	91,141
William B. Sawch	Deferred Compensation Plan	0	0	-84,316	0	904,341
	Excess Benefit Plan	0	2,000	-4,381	0	96,335
Mark P. Stevenson	Deferred Compensation Plan	0	0	0	0	0
	Excess Benefit Plan	0	2,000	144	0	5,454
Kathy Ordoñez	Deferred Compensation Plan	0	0	-36,304	0	1,235,884
	Excess Benefit Plan	0	2,000	-2,642	0	61,420

[1]	The amounts in this column are included in the “Summary Compensation Table” above in the column entitled “All Other Compensation” as a portion of the contributions related to employee savings plans.

[2]

Of the amounts in this column, the following are the total amounts that have been reported in the “Summary Compensation Table” above over all previous years in which the Named Executive Officer appeared in such table:

Name	Previous Years ($)
Tony L. White	399,306
Dennis L. Winger	892,643
William B. Sawch	562,081
Mark P. Stevenson	—
Kathy Ordoñez	887,061

Deferred Compensation Plan

The Deferred Compensation Plan permits eligible employees – currently employees having a base salary of $125,000 or above – to defer all or part of their cash compensation. We do not make any contributions to the plan or pay “above market” interest on deferred compensation. The aggregate balances shown above represent amounts that the Named Executive Officers earned but elected to defer, plus earnings (or less losses). Amounts deferred are credited to individual accounts under the plan. Participants direct the investment of their accounts among various measurement funds. These funds may change from time to time and, as of June 30, 2008, included domestic and international equity, income, and blended funds. Participants may make changes in their investment selections prospectively on a daily basis.

Participants are fully vested in the amounts credited to their accounts in the plan. These amounts will be paid on the earliest of (1) a pre-retirement distribution date designated by the participant with respect to the amounts deferred each year, (2) the participant’s retirement (on or after reaching age 55 and completing five years of service), or (3) termination of the participant’s employment. Payment may be made in a lump sum or in installments over a period of up to 15 years, depending on the applicable terms of the Plan and the participant’s payment election.

Excess Benefit Plan

The savings component of the Excess Benefit Plan provides for benefits based on the matching contributions that we cannot make to the accounts of participants in the Employee 401(k) Savings Plan by reason of the Internal Revenue Code limit on tax-deferred contributions to qualified plans. In order to participate in the Excess Benefit Plan, participants must make annual voluntary tax-deferred contributions to the Employee 401(k) Savings Plan equal to six percent of compensation or the maximum amount of tax-deferred contributions permitted under the Internal Revenue Code, if lower. We credit participants’ accounts in the plan with an amount equal to the matching contributions that we would have made to the Employee 401(k) Savings Plan but for the limitations of the Internal Revenue Code, but not in excess of the limitation on compensation for purposes of the tax qualified plan, which is currently $230,000.

Participants direct the deemed investment of their accounts, for purposes of determining additional credits to the accounts, among various measurement funds. These funds may change from time to time and, as of June 30, 2008, included domestic and international equity, income, and blended funds. Participants may make changes in their investment selections prospectively on a daily basis.

Payment of a participant’s vested account is made following termination of employment or death in the form of a lump sum distribution.

No withdrawals or distributions were made in fiscal 2008 by or to any of the Named Executive Officers under the Deferred Compensation Plan or savings component of the Excess Benefit Plan.

Potential Payments Upon Termination or Change in Control

Severance Arrangements

Mr. White

Mr. White’s employment agreement, which was negotiated at the time of his hiring, provides that if his employment is terminated for cause or if he terminates his employment other than for good reason, we will pay him accrued salary and benefits through the date of termination.

If Mr. White’s employment is terminated due to his death, permanent disability, or retirement we will pay him accrued salary and benefits through the date of termination and a pro rated payment under the Incentive Compensation Program.

If we terminate Mr. White’s employment without cause or if he terminates his employment for good reason, we will pay or provide him accrued salary and benefits through the date of termination, plus:

—	three times his base salary and target bonus,

—	the fair market value of 144,000 shares of Applied Biosystems stock and 36,000 shares of Celera stock, and

—	a pro rated payment under the Incentive Compensation Program.

These amounts are payable in equal installments over a period of thirty-six months from the date of termination. In addition, Mr. White will receive:

—	continued participation, at active employee rates, in the company’s welfare benefit plans for up to three years, and

—	three years of additional credit under the company’s Employee Pension Plan and non-qualified plans.

To receive these benefits, Mr. White would be required to execute a general release of claims against the company.

Good reason generally includes:

—	a change in Mr. White’s position or a material reduction in his duties or responsibilities,

—	a reduction in Mr. White’s base salary, and

—	a material breach by the company of the provisions of the agreement.

Cause generally includes:

—	willful malfeasance or willful misconduct by Mr. White in connection with his employment,

—	continuing refusal by Mr. White to perform his duties,

—	a material breach by Mr. White of the provisions of the agreement,

—	the willful engaging by Mr. White in conduct which is materially injurious to the company, or

—	the indictment of Mr. White for (1) any felony or (2) a misdemeanor involving moral turpitude.

In consideration of these benefits, Mr. White agreed that he will not compete with, or solicit any employee of, the company during the term of his employment under the agreement and for a period of two years thereafter. He is also generally prohibited from disclosing confidential information pertaining to the company or its affiliates.

Mr. Winger

Mr. Winger’s employment letter, which was negotiated at the time of his hiring, provides that if we terminate his employment without cause, we will pay or provide him two years of base salary and continuation of health benefits.

Other Named Executive Officers

We do not have separate severance arrangements with Mr. Sawch, Mr. Stevenson, or Ms. Ordoñez, and they are not covered under our general employee severance policy. Any severance benefits payable to these officers would be determined by the Management Resources

Committee on a case-by-case basis consistent with our prior practices and the treatment of other similarly situated executives. For purposes of the table below, we have assumed that each of these officers would, upon a termination of employment without cause, receive accrued salary and benefits through the date of termination, plus:

—	one year of annual salary, paid in the form of salary continuation,

—	a pro rated payment under the Incentive Compensation Program,

—	vacation pay equivalent to one month’s salary,

—	continued participation, at active employee rates, in the company’s welfare benefit plans for one year; and

—	continued vesting in time-based equity awards for a period of one year.

To receive these benefits, the officer would have to execute a general release of claims against the company. The actual benefits to be received by any of these officers would be determined by the MRC based on the facts and circumstances at the time and could be more or less than the amounts shown. Should Mr. Sawch, Mr. Stevenson, or Mr. Winger be terminated for cause, they would likely receive only accrued salary and benefits through the date of termination.

The following table shows the potential payments and benefits under the company’s compensation and benefit plans and arrangements to each of the Named Executive Officers upon a termination of employment, other than upon a change in control, assuming termination of employment without cause as of the last business day of our 2008 fiscal year and using the closing share prices of our stock as of June 30, 2008. The Named Executive Officers would also be eligible to receive their accrued pension benefits and deferred compensation as discussed above. Ms. Ordoñez resigned from the company on July 1, 2008, in connection with the separation of the Celera group into an independent publicly-traded company and did not receive severance benefits in connection with that transaction.

Name	Cash Severance Payment ($)[1]	Welfare Benefits ($)[2]	Additional Pension and Defined Contribution Benefits ($)[3]	Total ($)
Tony L. White	13,510,080	31,346	2,136,274	15,677,700
Dennis L. Winger	1,237,000	16,084	0	1,253,084
William B. Sawch	591,482	7,072	15,500	614,054
Mark P. Stevenson	649,980	13,893	15,500	679,373
Kathy Ordoñez	639,689	10,474	15,500	665,662

[1]

These amounts are based on the employment arrangements and assumptions described above. Accordingly, except for Mr. White, the amounts do not include any amounts payable under the company’s Incentive Compensation Program as amounts payable under that program would accrue as of the last day of the fiscal year regardless of the reason for termination.

[2]

Reflects the cost to the company of providing three years of medical, dental, and life and long term disability insurance for Mr. White, two years of medical and dental insurance for Mr. Winger, and one year of medical, dental, and life and long term disability insurance for the other officers.

[3]

Reflects (a) the incremental actuarial cost to the company of three years of additional service at current salary and bonus levels for Mr. White and (b) the cost to the company of one additional year of matching contributions under the Employee 401(k) Savings Plan for Mr. Sawch, Mr. Stevenson, and Ms. Ordoñez.

Potential Payments Upon a Change in Control

Consistent with industry practice, we have historically entered into individual change in control agreements with senior executives, including each of the Named Executive Officers, in order to provide transition benefits in the event their position is eliminated as a result of a change in control. In light of their critical role in evaluating strategic opportunities, including those that may result in a change in control and possible job redundancy, we believe it is very important to the company and its shareholders that these executives be able to evaluate the transaction from the perspective of the best interests of the company and its shareholders. In addition, the MRC believes that these agreements are a competitive requirement for attracting and retaining highly-qualified senior executives.

These agreements contain a “double trigger,” meaning payments are made only if the executive suffers a covered termination of employment following a change in control; executives do not receive payments under the agreements upon a change in control alone. With respect to the Named Executive Officers, these agreements provide for the payment of the severance benefits described below in connection with the termination of employment following a change in control of the company.

Termination by the company for cause or termination by the Named Executive Officer other than for good reason

Except as described below with respect to Mr. White’s agreement, if during the 36 month period commencing on the date of a change in control, and any extension as provided below (the “Period of Employment”), we terminate the employment of a Named Executive Officer for cause or if a Named Executive Officer terminates his or her employment other than for good reason, we will pay or provide:

—	accrued annual base salary and benefits through the end of the month in which the termination of employment occurs, and

—	a pro rated payment under our Incentive Compensation Program.

The 36 month period of employment will be automatically extended by one week for each week in which the Named Executive Officer’s employment continues after the change in control, but will terminate on the earlier of

—	the executive reaching age 65 or taking early retirement under any of our retirement plans,

—	the executive’s disability or death,

—	the termination of the executive’s employment by the company for cause or by the executive without good reason, or

—	in the case of Mr. White, the sixth anniversary of the date of the change in control.

Termination by the company without cause or by the Named Executive Officer for good reason

Except as described below with respect to Mr. White’s agreement, if during the Period of Employment we terminate a Named Executive Officer’s employment with the company without cause or the Named Executive Officer terminates his or her employment with the company for good reason, we will pay or provide:

—	accrued annual base salary and benefits through the end of the month in which the termination of employment occurs,

—	a pro rated payment under our Incentive Compensation Program,

—

a lump sum equal to the greater of (1) the Named Executive Officer’s cash compensation (as described below) for the remainder of the Period of Employment or (2) two times the Named Executive Officer’s cash compensation,

—

continued participation at active-employee rates for the greater of two years or the remainder of the Period of Employment in the company’s benefit plans (or substantially identical benefits if continued participation is not possible),

—	three additional years of service credit under the company’s non-qualified plans, and

—	full vesting of any restricted stock and stock options.

Cash compensation is the sum of annual base salary plus the greatest of:

—	the average of the amount of incentive compensation for the last three completed fiscal years immediately prior to termination of employment,

—	the target amount of the Named Executive Officer’s incentive compensation for the fiscal year in which the termination of employment occurs, or

—	the Named Executive Officer’s target amount for the fiscal year in which the change in control occurs.

For purposes of Mr. White’s agreement, (a) a termination is not required to be within the Period of Employment to trigger receipt of change in control benefits, (b) the lump sum payable upon termination by the company without cause or by Mr. White for good reason is equal to 300 percent of Mr. White’s cash compensation, (c) the period of continued participation in the company’s benefit plans is three years from the date of termination, (d) cash compensation is the sum of annual base salary plus the greater of (1) the average of the amount of incentive compensation for the last three completed fiscal years immediately prior to termination of employment, or (2) the target amount of Mr. White’s incentive compensation for the fiscal year in which the termination of employment occurs, and (e) annual base salary is deemed to include an amount equal to the greater of (1) the fair market value of 48,000 shares of Applied Biosystems stock and 12,000 shares of Celera stock immediately prior to a change in control or (2) $400,000.

Mr. White has raised questions regarding the correct interpretation of his change in control agreement and the amounts due thereunder upon the completion of the Invitrogen merger and Mr. White’s subsequent termination of employment. At present, the principal matters in dispute relate to the definition of base salary for purposes of calculating Mr. White’s supplemental pension benefit and the composition of his company benefit plans coverage for the three years after termination. The amounts in dispute are described in more detail in the table on page 46 and the accompanying footnotes. We intend to work with Invitrogen to resolve this matter as promptly as practicable. Pursuant to Mr. White’s change in control agreement, the company is obligated to pay all reasonable legal fees and related expenses incurred by Mr. White following a change in control of the company in seeking to enforce any right or benefit provided by the agreement.

A change in control generally means the occurrence of any of the following:

—

a tender offer or exchange offer (other than an offer by the company), is made for common stock representing more than 25% of the combined voting power of the outstanding voting securities of the company entitled to vote generally in the election of directors,

—

any person (other than the company, a subsidiary of the company, or an employee benefit plan sponsored by the company or its subsidiary), acquires common stock representing more than 25% of such combined voting power,

—	during any two year period, a majority of the incumbent directors or incumbent Board-approved directors ceases to remain on the Board, or

—	the stockholders approve the sale of all or substantially all of the stock or assets of the company.

The pending merger with Invitrogen would constitute a change in control under the agreements.

Good reason generally includes:

—	an adverse change in status or position,

—	a reduction by the company in base salary,

—	a material reduction in total annual compensation,

—	the failure by the company to continue in effect any benefit plan in which the Named Executive Officer was participating at the time of the change in control, or

—	causing the executive’s principal place of business to be based more than fifty miles from his or her principal place of business immediately prior to the change in control.

Cause generally includes:

—	the willful and continued failure by the Named Executive Officer to perform substantially his or her duties with the company, or

—	the willful engaging by the Named Executive Officer in illegal conduct which is materially and demonstrably injurious to the company.

The amounts payable upon a termination by the company without cause or by the executive for good reason are not subject to reduction or mitigation as a result of employment of the executive elsewhere after the date of termination.

If any amounts due to a Named Executive Officer under a change in control agreement, under the terms of any benefit plan, or otherwise payable by us are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay the officer an additional amount such that he or she will retain the same net after tax amount as if no excise tax had been imposed.

The table below sets forth the estimated cost of the cash severance benefits described above to each of the Named Executive Officers assuming, as required by the rules of the SEC, that a change in control occurred and each officer’s employment was terminated as of the last business day of fiscal 2008 and using the closing share prices of our stock as of June 30, 2008. This table, and the discussion of the company’s change in control arrangements set forth above, does not address the specific payments or other benefits that would be received by the Named Executive Officers in connection with the change in control of the company resulting from the completion of the Invitrogen merger. For a discussion of those payments and other benefits, please see the joint proxy statement / prospectus of the company and Invitrogen filed by Invitrogen with the SEC in connection with the pending merger.

Name	Cash Severance Payment ($)[1]	Benefit Plans ($)[2]	Additional Pension Benefits ($)[3]	Stock Options ($)[4]	Restricted Stock & Units ($)[4]	Performance Units ($)[4]	Excise Tax Gross-up ($)[5]	Total ($)

Tony L. White[6]
—Termination for cause or without good reason	0	0	0	100,394	5,909,108	1,000,000	0	7,009,501
—Termination without cause or for good reason[2]	14,949,349	243,616	2,136,274	100,394	5,909,108	1,000,000	0	24,338,741

Dennis L. Winger
—Termination for cause or without good reason	0	0	0	28,684	1,624,183	500,000	0	2,152,867
—Termination without cause or for good reason[2]	4,035,448	268,417	3,577,130	28,684	1,624,183	500,000	3,543,022	13,576,884

William B. Sawch
—Termination for cause or without good reason	0	0	0	3,797	1,193,337	500,000	0	1,697,134
—Termination without cause or for good reason[2]	3,521,892	242,500	1,801,665	3,797	1,193,337	500,000	2,702,016	9,965,206

Mark P. Stevenson
—Termination for cause or without good reason	0	0	0	5,422	1,928,448	0	0	1,933,870
—Termination without cause or for good reason[2]	3,600,000	242,451	830,435	5,422	1,928,448	0	3,124,881	9,731,637

Kathy Ordoñez
—Termination for cause or without good reason	0	0	0	13,244	1,806,240	486,876	0	2,306,360
—Termination without cause or for good reason[2]	3,661,450	273,875	2,126,961	13,244	1,806,240	486,876	3,930,625	12,299,271

[1]

Does not include amounts earned but unpaid under the company’s Incentive Compensation Program as of the last day of the fiscal year, which would be paid regardless of the reason for termination of employment. In the case of termination without cause or for good reason, the severance payment equals three times fiscal 2008 base salary plus three times the average incentive compensation plan award for fiscal 2005, 2006, and 2007, and, in the case of Mr. White, also includes three times the value of 48,000 shares of Applied Biosystems stock and 12,000 shares of Celera stock.

[2]

Reflects three times the sum of the annual company cost for medical, dental, long term disability and life insurance assuming a 9% inflation rate over the 3 year period, the maximum annual company contribution to the company’s Employee 401(k) Savings Plan, the maximum discount benefit available under the Employee Share Purchase Plan, plus the value of various perquisites such as car allowance, financial planning allowances (except in the case of Mr. White), annual health screening allowance, and including a gross up for taxes where these benefits had not previously been taxable.

[3]

Reflects the incremental actuarial cost to the company of three years of additional service. For all Named Executive Officers other than Mr. White, this was calculated using actual salary and incentive compensation plan awards made during the twelve months prior to June 30, 2008. For Mr. White, this was calculated based upon his fiscal 2008 base salary and average incentive compensation plan payments for fiscal 2005, 2006, and 2007.

The severance payment shown for Mr. Winger in the joint proxy statement / prospectus of the company and Invitrogen filed by Invitrogen with the SEC in connection with the pending merger with Invitrogen inadvertently understated Mr. Winger’s incremental severance calculation by approximately $446,000 and related excise tax gross-up costs by approximately $230,000.

[4]

The value of stock options, restricted stock, restricted stock units, and performance units assumes that all outstanding awards as of June 30, 2008 were immediately vested upon the change of control, regardless of whether termination of employment, for any reason, has occurred, as provided under the company’s stock incentive plans and Performance Unit Bonus Plan. In the case of the restricted stock and restricted stock units, the value is based on the number of outstanding shares that would not ordinarily have vested on June 30, 2008, multiplied by the applicable closing share price on that date, which was $33.48 per share of Applied Biosystems stock and $11.36 per share of Celera stock. In the case of the performance units, the value assumes the payment of the balance of amounts payable with respect to previously vested performance units plus amounts payable with respect to previously unvested units.

[5]	Reflects an estimate of each individual’s excise tax liability occurring as a result of the total benefits.

[6]

Mr. White has raised questions regarding the correct interpretation of his change in control agreement. The principal matters in dispute relate to the definition of base salary for purposes of calculating Mr. White’s supplemental pension benefit and the composition of his company benefit plans coverage for the three years after his termination. Depending on the interpretation of his agreement and based upon the company’s calculations, Mr. White could be entitled to receive payments which would increase his benefit plan payments by up to approximately $6.5 million, his additional pension benefits by up to approximately $17.4 million, his excise tax gross-up by up to approximately $20 million, and therefore his total payments by up to approximately $43.8 million. The total estimated payments listed herein are based upon the Company’s calculations and Mr. White may make additional claims. However, the correct interpretation of Mr. White’s agreement has not been decided, and the company will work together with Invitrogen to resolve this matter as promptly as practicable.

Compensation of Directors in Fiscal 2008

During fiscal 2008, each non-management director received:

•	an annual retainer, payable in cash and/or shares of Applied Biosystems stock and shares of Celera stock;

•	a special meeting fee for attendance at each special meeting of the Board or meeting of the special negotiation committee established in connection with the consideration of the Invitrogen merger;

•	a grant of stock options to purchase shares of Applied Biosystems stock and shares of Celera stock; and

•	a restricted stock award of shares of Applied Biosystems stock and shares of Celera stock.

Except for the special negotiation committee established in connection with the consideration of the Invitrogen merger, the company did not pay any additional amounts for participation on committees or serving as a co-chair of a committee.

The following table shows the compensation we paid to each of our non-management directors in fiscal 2008.

		Stock Awards[2]		Option Awards[2]
Name	Fees Earned or Paid in Cash ($)[1]	Applied Biosystems Stock ($)	Celera Stock ($)	Applied Biosystems Stock ($)	Celera Stock ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3]	All Other Compensation ($)[4]	Total ($)
George F. Adam, Jr.[5]	57,000	86,515	15,210	11,244	2,947	0	0	0	172,916
Robert H. Hayes	74,500	93,561	15,915	44,889	12,236	0	2,443	6,154	249,697
Arnold J. Levine	74,500	93,561	15,915	44,889	12,236	0	0	6,053	247,154
William H. Longfield	76,000	93,561	15,915	44,889	12,236	0	0	6,236	248,837
Elaine R. Mardis[6]	55,500	88,322	15,570	13,390	3,422	0	0	0	176,204
Theodore E. Martin	77,500	93,561	15,915	44,889	12,236	0	0	926	245,027
Carolyn W. Slayman	73,000	93,561	15,915	44,889	12,236	0	0	6,139	245,740
James R. Tobin	76,000	93,561	15,915	44,889	12,236	0	0	1,154	243,755

[1]

Represents the amount of the annual retainer and special meeting fees paid in fiscal 2008. As further described below, directors could apply all or a portion the annual retainer to the purchase of Applied Biosystems stock and Celera stock and defer receipt of the cash or stock portion of their annual retainer. Prior to January 1, 2008, directors were required to apply at least 50% of the annual retainer to the purchase of stock. The number of shares of stock purchased on a current or deferred basis by each of the directors from the annual retainer in fiscal 2008 is set forth below. No director deferred any portion of his or her annual retainer in cash in fiscal 2008. The amounts set forth below do not include shares credited to the directors’ deferral accounts in fiscal 2008 to reflect dividends paid on Applied Biosystems stock.

	Current		Deferred
Name	Applied Biosystems Stock	Celera Stock	Applied Biosystems Stock	Celera Stock
George F. Adam, Jr.	645	296	0	0
Robert H. Hayes	448	192	0	0
Arnold J. Levine	0	0	898	386
William H. Longfield	0	0	898	386
Elaine R. Mardis	215	92	0	0
Theodore E. Martin	0	0	1,760	796
Carolyn W. Slayman	448	192	0	0
James R. Tobin	0	0	1,760	796

[2]

Represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for stock awards and stock options granted during the year and prior fiscal years, as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R. The dollar amount recognized for the stock awards is the same as the grant date fair value of these awards. See Note 8 to our consolidated financial statements under the caption “Share-Based Compensation” included in our 2008 Annual Report to Stockholders. These amounts do not necessarily reflect the amounts to be ultimately received by the recipient.

The aggregate number of shares of restricted stock and stock options held by each of the directors as of the end of fiscal year 2008 is set forth below.

	Stock Awards		Stock Options
Name	Applied Biosystems Stock	Celera Stock	Applied Biosystems Stock	Celera Stock
George F. Adam, Jr.	2,600	1,000	9,000	3,600
Robert H. Hayes	2,600	1,000	77,700	65,556
Arnold J. Levine	2,600	1,000	77,700	76,896
William H. Longfield	2,600	1,000	43,700	16,700
Elaine R. Mardis	2,600	1,000	9,000	3,600
Theodore E. Martin	2,600	1,000	77,700	66,556
Carolyn W. Slayman	2,600	1,000	77,700	66,556
James R. Tobin	2,600	1,000	77,700	66,556

[3]	Reflects “above-market” earnings, as defined by the SEC, on cash deferred under the company’s 1993 Director Stock Purchase and Deferred Compensation Plan.

[4]

Reflects amounts reimbursed for the payment of taxes and the following charitable gifts under the company’s matching gift program: Dr. Hayes, $5,000; Dr. Levine, $5,000; Mr. Longfield, $5,000; and Dr. Slayman, $5,000. In accordance with SEC rules, no amount is included for perquisites and other personal benefits for any director as the total amount of these perquisites and benefits for each director during fiscal year 2008 was less than $10,000.

[5]	Mr. Adam became a director on November 15, 2007.

[6]	Dr. Mardis became a director on October 18, 2007.

Annual Retainer

Each non-management director receives an annual retainer of $70,000. Directors may apply all or a portion of the annual retainer to the purchase of Applied Biosystems stock and, prior to the Celera separation, Celera stock. Prior to January 1, 2008, directors were required to apply at least 50% of the annual retainer to the purchase of stock, and the number of shares of each class of stock purchased was based on the ratio of the number of shares of each class outstanding on the purchase date. Purchases of stock are made quarterly, and the purchase price is the fair market value of a share of the applicable class of stock on the purchase date.

Special Meeting Fees

Each non-management director receives a meeting fee of $1,500 for attendance at each special meeting of the Board and meeting of the special negotiation committee established by the Board in connection with the consideration of the Invitrogen merger.

Stock Options

During fiscal 2008, each non-management director received a grant of stock options to purchase 9,000 shares of Applied Biosystems stock and 3,600 shares of Celera stock under the terms of our stock incentive plans upon election or reelection to the Board. The exercise price of these options is the fair market value of a share of the applicable class of stock on the date of grant. These options are exercisable in four equal annual installments and have a term of ten years. In accordance with the terms of our incentive plans, these options will be fully exercisable immediately prior to the completion of the Invitrogen merger.

Restricted Stock

During fiscal 2008, each non-management director received a restricted stock award of 2,600 shares of Applied Biosystems stock and 1,000 shares of Celera stock upon election or reelection to the Board. These awards will vest on the date immediately preceding the next annual meeting of stockholders following the date of grant and will be forfeited, subject to certain exceptions, if the director ceases to serve as a member of the Board prior to that date. Prior to vesting, the director has the right to receive cash dividends and to vote but may not sell or otherwise transfer the shares. In accordance with the terms of our stock incentive plans, these awards will be fully vested immediately prior to the completion of the Invitrogen merger.

Deferrals

Non-management directors may defer receipt of the cash or stock portion of their annual retainer and their restricted stock award. Deferred stock is credited to a director’s deferral account in units, each unit representing one share of Applied Biosystems stock or Celera stock, as applicable. Subsequent to the Celera separation, units representing Celera stock were converted into units representing Celera Corporation common stock. Directors cannot vote the shares represented by these units. The stock portion of a director’s deferral account is adjusted to take into account dividends paid on Applied Biosystems stock, and the cash portion of a director’s deferral account is credited quarterly with interest at the prevailing prime rate.

Special Assignments

Recognizing that there may be occasions where we are best served by non-management directors spending additional time outside their normal responsibilities as directors, the Board has determined that it may be appropriate to provide additional compensation for these services. Specifically, the Nominating/Corporate Governance Committee will determine and approve a per diem payment where a non-management director is requested to spend materially more time than would ordinarily be expected. Payment for these services will not exceed reasonable and customary rates for the type of services performed. We did not make any such payments during fiscal 2008.

Miscellaneous

All directors are reimbursed for expenses incurred in attending Board and committee meetings (including the expenses of spouses if they are specifically invited to attend). Non-management directors are provided with business travel accident insurance when traveling on behalf of the company and personal excess liability insurance. Directors are also eligible to participate in our matching gifts program on the same basis as our employees.

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the Management Resources Committee consisted of Dr. Levine, Mr. Longfield, Dr. Slayman, and Jean-Luc Bélingard. Mr. Bélingard resigned from the Board in connection with the separation of the Celera group into an independent publicly-traded company. None of these individuals is or has been an officer or employee of the company, and none of our executive officers serve as a director or member of the compensation committee of another entity that has one or more executives serving on our Board of Directors or Management Resources Committee.

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

[1]

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

[2]

The weighted-average exercise price calculation does not take into account the RSUs and deferred stock units referred to in note 1 to this table because the conversion or settlement of these rights into stock does not require the payment of consideration.

[3]

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

We note that, as of the end of our 2008 fiscal year, we had equity compensation plans under which shares of our Celera stock could have been issued. However, effective as of July 1, 2008, we no longer issue Celera stock because of the separation of the Celera group business described in Item 1 of our 2008 Annual Report on Form 10-K under the heading “Celera

Separation.” All of the options, warrants, and rights to acquire Celera stock that were outstanding on June 30 were assumed by Celera Corporation pursuant to the Celera separation, and we will no longer issue any shares of Celera stock, or options, warrants, or rights to Celera stock, pursuant to any of our equity compensation plans. Accordingly, the table above does not include information regarding options, warrants, or rights to purchase Celera stock outstanding at the end of our 2008 fiscal year or the equity compensation plans under which shares of Celera stock could have been issued as of the end of our 2008 fiscal year.

Security Ownership of Certain Beneficial Owners

Greater than 5% Beneficial Owners

The table below provides information about the only persons known by us to beneficially own more than 5% of the outstanding shares of Applied Biosystems stock as of September 25, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Applied Biosystems Stock	Percent

Primecap Management Company	20,370,638[1]	12.0
225 South Lake Avenue, Suite 400 Pasadena, CA 91101

Vanguard Chester Funds	8,799,800[2]	5.2
100 Vanguard Blvd. Malvern, Pennsylvania 19355

State Street Bank & Trust Company	8,590,589[3]	5.1
State Street Financial Center One Lincoln Street Boston, Massachusetts 02111

[1]

Based on an amendment to a Schedule 13G filed with the SEC on February 14, 2008, Primecap Management Company had sole voting power with respect to 3,626,088 shares and sole dispositive power with respect to 20,370,638 shares as of December 31, 2007.

[2]	Based on a Schedule 13G filed with the SEC on February 14, 2008, Vanguard Chester Funds - Vanguard Primecap Fund had sole voting power with respect to 8,799,800 shares as of December 31, 2007.

[3]

Based on a Schedule 13G filed with the SEC on May 5, 2008, State Street Bank & Trust Company, acting in various fiduciary capacities, had sole voting power and shared dispositive power with respect to 8,590,589 shares as of March 31, 2008.

Security Ownership of Management

The table below shows the number of shares of Applied Biosystems stock beneficially owned as of September 25, 2008, by (1) each non-management director, (2) each of the persons named in the Summary Compensation Table provided under the heading “Executive

Compensation” in Item 11 of this Form 10-K/A, and (3) all directors and executive officers of the company as a group. None of these persons, other than Mr. White, beneficially owned more than one percent of the outstanding shares of Applied Biosystems stock. Mr. White beneficially owned approximately 1.8 % of the outstanding shares of Applied Biosystems stock. All directors and executive officers as a group beneficially owned approximately 3.8% of the outstanding shares of Applied Biosystems stock. Except as otherwise noted, voting and investment power is exercised solely by the beneficial owner or is shared by the owner with his or her spouse.

	Number of Shares Beneficially Owned[1,2]		Number of Deferred Stock Units Beneficially Owned[3]	Total
Non-Management Directors

George F. Adam, Jr.	5,374		0	5,374
Robert H. Hayes	98,999		4,145	103,144
Arnold J. Levine	65,400		29,576	94,976
William H. Longfield	33,200		18,293	51,493
Elaine R. Mardis	2,465		2,610	5,075
Theodore E. Martin	64,200		30,307	94,507
Carolyn W. Slayman	72,195		17,918	90,113
James R. Tobin	64,200		29,465	93,665

	Number of Shares Beneficially Owned[4,5]		Number of Restricted Stock Units Beneficially Owned[6]	Total
Named Executive Officers

Tony L. White	3,175,100	[7]	100,500	3,275,600
Dennis L. Winger	978,483		29,115	1,007,598
William B. Sawch	1,064,216		29,115	1,093,331
Mark P. Stevenson	102,324		57,600	159,924
Kathy Ordoñez	357,400		0	357,400

	Number of Shares Beneficially Owned		Number of Deferred Stock Units and Restricted Stock Units Beneficially Owned	Total
All directors and executive officers as a group (15 persons)[8]	6,626,538		391,470	7,018,009

[1]	Includes for each director the following number of presently exercisable stock options and stock options that will become exercisable within 60 days:

Name	Number

George F. Adam, Jr.	2,250
Robert H. Hayes	58,200
Arnold J. Levine	64,200
William H. Longfield	30,200
Elaine R. Mardis	2,250
Theodore E. Martin	64,200
Carolyn W. Slayman	58,200
James R. Tobin	64,200

No voting or investment power exists with respect to the underlying shares prior to exercise of the stock options.

[2]

Includes for Mr. Adam and Dr. Hayes 2,600 restricted shares of Applied Biosystems stock. Prior to vesting, Mr. Adam and Dr. Hayes have the right to vote but may not sell or otherwise transfer these shares.

[3]

Consists of units representing full shares of stock deferred by non-management directors (see “Board of Directors and Committees—Compensation of Directors in Fiscal 2008” in Item 11 above). No voting power exists with respect to these deferred share units.

[4]	Includes for each officer the following number of presently exercisable stock options and stock options that will become exercisable within 60 days:

Name	Number

Tony L. White	2,561,900
Dennis L. Winger	910,200
William B. Sawch	965,200
Mark P. Stevenson	90,375
Kathy Ordoñez	357,400

No voting or investment power exists with respect to the underlying shares prior to exercise of the stock options.

[5]

Includes 67,410 restricted shares of Applied Biosystems stock held by Mr. White and 11,235 restricted shares of Applied Biosystems stock held by Mr. Winger. Prior to vesting, Messrs. White and Winger have the right to vote but may not sell or otherwise transfer these shares.

[6]

Consists of restricted stock units, or RSUs, each of which represents the right to receive one share of Applied Biosystems stock at the time the RSU vests. Prior to the vesting of the RSUs, the recipient will not be deemed to be the holder of or have any of the rights of a holder with respect to any shares of Applied Biosystems stock deliverable with respect to the RSUs.

[7]

Excludes: (a) 75,000 shares of Applied Biosystems stock held by the Elizabeth Ann White Business Interests, LLLP, a family limited partnership of which Mr. White’s adult daughter is the sole general partner and Mr. White’s wife and a grantor retained annuity trust established by Mr. White are currently the sole limited partners; and (b) 161,760 shares of Applied Biosystems stock held by the Tony Lee White 2007 Grantor Retained Annuity Trust, of which Mr. White’s wife is the sole trustee.

[8]

Includes 5,740,778 shares of Applied Biosystems stock that all directors and executive officers as a group have the right to acquire through the exercise of stock options that are presently exercisable or will become exercisable within 60 days. No voting or investment power exists with respect to the underlying shares prior to exercise of the stock options.

Changes in Control

On June 11, 2008, we entered into an Agreement and Plan of Merger with Invitrogen Corporation and Atom Acquisition, LLC, a direct wholly-owned subsidiary of Invitrogen. Pursuant to the Invitrogen merger agreement, subject to conditions specified in the merger agreement, we will merge with and into Atom Acquisition, with that company continuing as the surviving company and a direct wholly-owned subsidiary of Invitrogen. More information about the merger agreement is set forth in Item 1 of our 2008 Annual Report on Form 10-K under the heading “Invitrogen Merger Agreement.” We otherwise know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Board has adopted a written Related Party Transaction Policy for the review, approval, and ratification of transactions involving the company and “related parties.” For purposes of the policy, related parties are directors and nominees for director, executive officers, and immediate family members of the foregoing, as well as security holders known to beneficially own more than five percent of Applied Biosystems stock. The policy covers any transaction, arrangement, or relationship, or series of transactions, arrangements, or relationships, in which the company was, is, or will be a participant and the amount exceeds $100,000, and in which a related party has any direct or indirect interest. The policy is administered by the Nominating/Corporate Governance Committee of the Board.

In determining whether to approve or ratify a related party transaction, the Committee will consider whether or not the transaction is in, or not inconsistent with, the best interests of the company. In making this determination, the Committee will consider all of the relevant facts and circumstances in light of the following factors and any other factors to the extent deemed pertinent by the Committee:

—	the position within or relationship of the related party with the company;

—	the materiality of the transaction to the related party and the company, including the dollar value of the transaction, without regard to profit or loss;

—	the business purpose for and reasonableness of the transaction, taken in the context of the alternatives available to the company for attaining the purposes of the transaction;

—

whether the transaction is comparable to a transaction that could be available on an arms-length basis or is on terms and conditions that the company offers generally to parties that are not related parties;

—	whether the transaction is in the ordinary course of the company’s business and was proposed and considered in the ordinary course of business; and

—

the effect of the transaction on the company’s business and operations, including on the company’s internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

The policy contains standing pre-approvals for certain types of transactions which, even though they may fall within the definition of a related party transaction, are deemed to be pre-approved by the Committee given their nature, size, and/or degree of significance to the company. These include compensation arrangements with directors and executive officers for which disclosure is required in the proxy statement and sales of products or services in the ordinary course of business, including sales through our e-commerce websites.

In the event the company inadvertently enters into a related party transaction that requires, but has not received, pre-approval under the policy, the transaction will be presented to the Committee for review and ratification promptly upon discovery. In such event, the Committee will consider whether such transaction should be rescinded or modified and whether any changes in the company’s controls and procedures or other actions are needed.

In November 2007, the company, acting through the Celera group, established a collaboration with Societe de Conseils, de Recherche et d’Applications Scientifiques SAS, a wholly owned subsidiary of Ipsen SA, to develop biomarker and pharmacogenomic tests for patients with growth failure. We were eligible to earn milestone payments of up to $1 million in each of the first and second years of the collaboration, and as yet undetermined amounts in the event that Ipsen asks us to develop and manufacture reagents for use by Ipsen in clinical trials of an Ipsen product. We received $650,000 under this agreement during fiscal 2008. The agreement was assigned to Celera Corporation in connection with the separation of the Celera group into an independent publicly-traded company. Jean-Luc Bélingard, who resigned from our Board in connection with the Celera separation, is Chairman and Chief Executive Officer of Ipsen. This transaction was reviewed by the Board prior to the adoption of the Related Party Transaction Policy.

Mr. White’s brother-in-law is employed as a district field service manager for the Applied Biosystems group and was paid a total of approximately $122,900 in fiscal 2008. In addition, Mr. Tobin’s son-in-law is employed as a manager for the Celera group and was paid a total of approximately $135,600 in fiscal 2008. Amounts paid to these employees were comparable to compensation paid to other employees performing similar job functions. The employment of these individuals was not reviewed under the Related Party Transaction Policy as they were hired before adoption of the policy.

We entered into a Transition Services Agreement with Mr. White on June 11, 2008, in connection with the signing of the Invitrogen merger agreement. Under the terms of the Transition Services Agreement, Mr. White has agreed to perform various consulting services on behalf of the company for a period of five years from the date of the completion of the transaction. During this period, the company will provide Mr. White with the services of an administrative assistant and the use of company office equipment and will reimburse Mr. White for reasonable business expenses. The company will also reimburse Mr. White for financial advisory fees incurred by him for a period of one year from the date of the completion of the transaction. Because this agreement was entered into in connection with the signing of the Invitrogen merger agreement, it was reviewed by the Board and approved by the Management Resources Committee of the Board.

Director Independence

It is the objective of the Board that all non-management directors meet the criteria for independence required by the New York Stock Exchange and the Securities and Exchange Commission absent unusual and compelling circumstances. Only those directors who the Board affirmatively determines have no material relationship with the company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the company) and who meet the additional qualifications prescribed under the New York Stock Exchange rules will be considered independent. In addition, our Corporate Governance Guidelines require that members of the Audit/Finance Committee also satisfy the independence requirements for members of audit committees prescribed under the Sarbanes-Oxley Act of 2002.

The Board has reviewed the business, family, and charitable relationships and arrangements between the company and each non-management director. Several of these individuals serve as directors, trustees, or officers of companies or non-profit entities which have in the past directly or indirectly purchased or sold products and services from or to the company. Based on its review of these relationships and arrangements, the Board determined that there are no relationships or other arrangements that would interfere with the ability of any non-management director to exercise independent judgment and that all of these individuals are independent under all of the requirements described above. The non-management directors are: George F. Adam, Jr.; Robert H. Hayes; Arnold J. Levine; William H. Longfield; Elaine R. Mardis; Theodore E. Martin; Carolyn W. Slayman; and James R. Tobin. The Board further determined that all of the members of the Audit/Finance Committee satisfy the requirements for members of audit committees described above.

The table below lists relationships and other arrangements in the prior three fiscal years between the company and other organizations that the non-management directors serve or have served that were considered by the Board in reaching its determination and the basis for this determination.

Name	Relationships/Arrangements	Basis for Determination

George F. Adam, Jr.	— None.

Robert H. Hayes	— Sales of products and services to, and research and collaboration agreements with, Harvard University; employee training.	— Transactions were conducted in the ordinary course of business and on an arms-length basis, and Dr. Hayes did not receive a personal benefit from these transactions.

Arnold J. Levine	• Sales of products and services to Theravance, Inc. and Infinity Pharmaceuticals, Inc.	• Transactions were conducted in the ordinary course of business and on an arms-length basis, and Dr. Levine did not receive a personal benefit from these transactions.

William H. Longfield	• Sales of products and services to Atlantic Health System.	• Transactions were conducted in the ordinary course of business and on an arms-length basis, and Mr. Longfield did not receive a personal benefit from these transactions.

Elaine R. Mardis	• Sales of products and services and licensing fees and royalties to Washington University of St. Louis.	• Transactions were conducted in the ordinary course of business and on an arms-length basis, and Dr. Mardis did not receive a personal benefit from these transactions.

Theodore E. Martin	• Purchases of products from Unisys Corporation.	• Transactions were conducted in the ordinary course of business and on an arms-length basis, and Mr. Martin did not receive a personal benefit from these transactions.

Carolyn W. Slayman	• Sales of products and services to, and research agreement with, Yale University.	• Transactions were conducted in the ordinary course of business and on an arms-length basis, and Dr. Slayman did not receive a personal benefit from these transactions.

James R. Tobin	• Employment of Mr. Tobin’s son-in-law as a manager for the Celera group.	• Mr. Tobin’s son-in-law is not an officer of the company, and his compensation is comparable to compensation paid to other employees performing similar job functions.

	• Sales of products and services to Boston Scientific Corporation and Curis, Inc.	• Transactions were conducted in the ordinary course of business and on an arms-length basis, and Mr. Tobin did not receive a personal benefit from these transactions.

The Board also considered non-commercial relationships between each non-management director and charitable organizations (including non-profit entities formed for charitable, scientific, or educational purposes) and gifts to these entities under the company’s matching gifts program or otherwise and determined that none of these relationships or gifts interfered with the ability of any non-management director to exercise independent judgment.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below provides a summary of the aggregate fees for professional services rendered for the company by PricewaterhouseCoopers LLP, or PwC, during fiscal 2007 and 2008. These fees are described in more detail below.

			Fiscal 2007	Fiscal 2008
Audit Fees			$3,458,340	$5,482,300
Audit-Related Fees			59,800	1,665,500
Tax Fees			573,000	258,190

	Fiscal 2007	Fiscal 2008
Tax Compliance	$400,000	$79,690
Other Tax	173,000	178,500
All Other Fees			15,900	5,500

Total			$4,107,040	$7,411,490

Audit Fees for the fiscal years ended June 30, 2007 and 2008 were for: professional services rendered for the audits of our consolidated financial statements; reviews of our quarterly financial statements on Form 10-Q; and audits of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Fees for both fiscal years also included statutory audits of some of our international subsidiaries, as well as review of other regulatory filings in the United States and in Japan. Audit Fees for the fiscal year ended June 30, 2008, also include audits of the Celera group combined financial statements included in the Celera Corporation registration statement filed in connection with the separation of the Celera group into an independent publicly-traded company.

Audit-Related Fees for the fiscal years ended June 30, 2007 and 2008 were for assurance and related services rendered in connection with the pending Invitrogen merger and audits of some of our employee benefit plans and preparation of the related Form 5500s.

Tax Compliance fees for the fiscal years ended June 30, 2007 and 2008 generally related to the preparation of original and amended tax returns, claims for refunds, and related services, including in foreign locations. Other Tax services were for tax planning, tax advice primarily related to research credits, and transfer pricing services.

Other Fees for the fiscal years ended June 30, 2007 and 2008 were for research and reference software and, in fiscal 2007, software used in the internal audit documentation process.

Pre-Approval Policies and Procedures

The Audit/Finance Committee has adopted a policy for the pre-approval of audit and non-audit services to be performed by the company’s independent registered public accounting firm. Under this policy, all services proposed to be performed by such firm must be pre-approved either by specific advance action of the Committee, which we refer to as “specific pre-approval,” or pursuant to policies and procedures established by the Committee that are detailed as to the particular service to be rendered, which we refer to as “general pre-approval.” The policy authorizes the Committee to delegate pre-approval authority to individual Committee members but to date no such delegation has occurred.

Requests for pre-approvals, whether specific or general, must be submitted to the Committee in writing by the company’s Chief Financial Officer or Controller, and include a statement as to whether, in the view of the person making the request or application, the request is consistent with the SEC’s rules on auditor independence. The Committee will consider whether the proposed services are consistent with the SEC’s rules on auditor independence and will not approve any prohibited service. The Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the company’s business, people, culture, accounting systems, risk profile, and other factors it deems appropriate under the circumstances. The term of any specific or general pre-approval will generally be no longer than 12 months.

All requests for services to be provided by the independent registered public accounting firm that have received the general pre-approval of the Committee will be submitted to the company’s Controller and must include a detailed description of the services to be rendered. The Controller will determine whether such services are included within the list of services that have received the general pre-approval. The Committee will be informed on a timely basis of any such services rendered by the independent registered public accounting firm.

The Director of Internal Audit monitors the performance of services provided by the independent registered public accounting firm to determine whether such services were approved in compliance with the Policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

Exhibit No.

31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED BIOSYSTEMS INC.

By	/s/ William B. Sawch
William B. Sawch Senior Vice President and General Counsel

Date: October 3, 2008

EXHIBIT INDEX

Number

31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.