Form 10-Q
period 2008-09-30
APPLIED BIOSYSTEMS INC.
filed 2008-11-06
CIK 77551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of the close of business on November 3, 2008, there were 170,259,810 shares of Applied Biosystems Group Common Stock outstanding.

APPLIED BIOSYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

APPLIED BIOSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,
	2008	2007
Products	$423,671	$405,555
Services	72,361	64,579
Other	37,019	31,112

Total Net Revenues	533,051	501,246

Products	176,061	189,666
Services	31,895	28,801
Other	2,672	2,839

Total Cost of Sales	210,628	221,306

Gross Margin	322,423	279,940

Selling, general and administrative	160,300	149,482
Research and development	49,295	50,547
Amortization of purchased intangible assets	2,612	2,612
Employee-related charges, asset impairments and other	4,687
Asset dispositions and legal settlements		(7,556)

Operating Income	105,529	84,855

Loss on investments, net	(2,914)
Interest expense	(643)	(1,356)
Interest income	4,664	5,036
Other income (expense), net	184	1,070

Income from Continuing Operations before Income Taxes	106,820	89,605

Provision for income taxes	29,572	29,154

Income from Continuing Operations	77,248	60,451

Income from discontinued operations, net of income taxes		1,239
Net Income	$ 77,248	$ 61,690

Income from Continuing Operations per Share (see Note 4)
Basic	$ 0.46	$ 0.33
Diluted	$ 0.44	$ 0.32
Income from Discontinued Operations per Share (see Note 4)
Basic and diluted	$ -	$ 0.02

Dividends Declared per Share	$ 0.0425	$ 0.0425

See accompanying notes to the Applied Biosystems Inc. unaudited condensed consolidated financial statements.

APPLIED BIOSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(Dollar amounts in thousands)

	At September 30, 2008	At June 30, 2008

Assets
Current assets
Cash and cash equivalents	$ 418,714	$ 543,205
Accounts receivable, net	384,173	475,545
Inventories, net	175,826	161,794
Prepaid expenses and other current assets	184,599	128,320
Current assets of discontinued operations		408,427
Total current assets	1,163,312	1,717,291
Property, plant and equipment, net	357,159	360,455
Goodwill and intangible assets, net	281,995	285,092
Other long-term assets	422,306	444,144
Long-term assets of discontinued operations		254,409
Total Assets	$2,224,772	$3,061,391

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable	$ -	$ 100,000
Accounts payable	130,987	166,063
Accrued salaries and wages	67,708	113,418
Current deferred tax liability	13,434	13,734
Accrued taxes on income	24,943	17,158
Other accrued expenses	255,188	312,773
Current liabilities of discontinued operations		29,962
Total current liabilities	492,260	753,108
Other long-term liabilities	224,832	240,033
Long-term liabilities of discontinued operations		3,776
Total Liabilities	717,092	996,917

Stockholders’ Equity
Capital stock
Applied Biosystems stock	2,134	2,134
Celera stock		801
Capital in excess of par value	717,167	2,291,608
Retained earnings	2,093,436	1,076,247
Accumulated other comprehensive income (loss)	(5,868)	4,195
Treasury stock, at cost	(1,299,189)	(1,310,511)
Total Stockholders’ Equity	1,507,680	2,064,474
Total Liabilities and Stockholders’ Equity	$2,224,772	$3,061,391

See accompanying notes to the Applied Biosystems Inc. unaudited condensed consolidated financial statements.

APPLIED BIOSYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollar amounts in thousands)

	Three months ended September 30,
	2008	2007
Operating Activities of Continuing Operations
Income from continuing operations	$77,248	$60,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,379	18,604
Employee-related charges and other	2,697
Share-based compensation and pension	7,917	5,900
Deferred income taxes	6,382	18,525
Changes in operating assets and liabilities:
Accounts receivable	77,319	47,502
Inventories	(17,005)	(16,296)
Prepaid expenses and other assets	(459)	12,483
Accounts payable and other liabilities	(98,638)	(50,546)
Net Cash Provided by Operating Activities of Continuing Operations	73,840	96,623
Net Cash Provided by Operating Activities of Discontinued Operations		12,900
Net Cash Used by Operating Activities of Discontinued Operations - Celera Separation		(13,863)
Net Cash Provided by Operating Activities	73,840	95,660
Additions to property, plant and equipment, net	(15,258)	(9,514)
Proceeds from sales of available-for-sale investments		213,850
Purchases of available-for-sale investments		(12,553)
Pending redemptions and maturities (See Note 13)	(62,575)
Acquisitions and investments	(198)	(179)
Net Cash Provided (Used) by Investing Activities of Continuing Operations	(78,031)	191,604
Net Cash Provided (Used) by Discontinued Operations - Celera Separation*	(46,800)	170,273
Net Cash Provided (Used) by Investing Activities	(124,831)	361,877
Financing Activities
Net change in loans payable	(100,000)	275,000
Dividends	(7,178)	(7,745)
Proceeds from stock issued for stock plans and other	5,081	19,346
Purchases of common stock for treasury		(601,505)
Net Cash Used by Financing Activities of Continuing Operations	(102,097)	(314,904)
Net Cash Provided by Financing Activities of Discontinued Operations - Celera Separation		1,326
Net Cash Used by Financing Activities	(102,097)	(313,578)
Effect of Exchange Rate Changes on Cash	(17,203)	(2,725)
Net Change in Cash and Cash Equivalents	(170,291)	141,234
Cash and Cash Equivalents Beginning of Period of Continuing Operations	543,205	293,167
Add: Cash and Cash Equivalents Beginning of Period of Discontinued Operations	45,800	30,036
Cash and Cash Equivalents Beginning of Period	589,005	323,203
Cash and Cash Equivalents End of Period	418,714	464,437
Less: Cash and Cash Equivalents End of Period of Discontinued Operations		187,261
Cash and Cash Equivalents End of Period of Continuing Operations	$418,714	$277,176

* Includes $45.8 million for the distribution of Celera’s cash and cash equivalents at separation.

See accompanying notes to the Applied Biosystems Inc. unaudited condensed consolidated financial statements.

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Condensed Consolidated Financial Statements

Basis of Presentation

We prepare our unaudited interim condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results for the interim periods are not necessarily indicative of trends or future financial results. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Applied Biosystems Inc.

We consistently applied the accounting policies described in our 2008 Annual Report to Stockholders in preparing these unaudited interim financial statements. We made all adjustments that are necessary, in our opinion, for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature. We condensed or omitted from these interim financial statements several notes and other information included in our 2008 Annual Report to Stockholders. You should read these unaudited interim condensed consolidated financial statements in conjunction with our consolidated financial statements presented in our 2008 Annual Report to Stockholders.

On July 1, 2008, we completed the separation of all of the business, assets, and liabilities of the Celera group, one of our business units, from our remaining business. The separation was completed by means of a redemption of each outstanding share of Celera Group Common Stock (“Celera stock”) in exchange for one share of common stock of Celera Corporation, a Delaware corporation, which now holds all of the business, assets, and liabilities previously attributed to the Celera group. On July 1, 2008, following the Celera group separation, Celera Corporation became an independent, publicly-traded company whose shares are listed on the NASDAQ stock market under the symbol “CRA.” Applied Biosystems became our only business and Applied Biosystems Group Common Stock (“Applied Biosystems stock”) became our only class of outstanding common stock. For previously reported periods, the interim condensed consolidated financial statements were restated to reflect the net assets, operating results and cash flow activity of the Celera group as discontinued operations (see Note 15). The accompanying notes, except Notes 4 and 15, relate only to continuing operations. In connection with the Celera separation, we changed our corporate name to Applied Biosystems Inc. to reflect the remaining business of the Company following the separation.

On June 12, 2008, we and Invitrogen Corporation announced that our respective boards of directors had approved a definitive merger agreement under which Invitrogen will acquire all of the outstanding shares of Applied Biosystems stock. See Note 3 to our interim condensed consolidated financial statements for more information on the pending merger.

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 2 – Events Impacting Comparability

We are providing the following information on some actions taken by us or events that occurred in the periods indicated:

Income/(charge)	Three months ended September 30,
(Dollar amounts in millions)	2008	2007
Employee-related charges, asset impairments and other	$(4.7)	$ -
Other events impacting comparability:
Asset dispositions and legal settlements	$ -	$7.6
Investment loss, net	(2.9)
Tax items		(1.8)

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the interim condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Fiscal 2009

During the first quarter of fiscal 2009, we recorded a pre-tax charge of $4.7 million for professional fees and other costs associated with the pending merger with Invitrogen. This charge was in addition to a $7.8 million charge recorded in fiscal 2008.

Fiscal 2008

During the fourth quarter of fiscal 2008, we recorded pre-tax charges of $4.7 million for severance costs for 32 employees, some of whom were involved in the LC/MS product line, which is included in the Applied Biosystems/MDS Analytical Technologies Instruments business, a 50/50 joint venture between us and MDS Inc. Included in the $4.7 million charge was a charge of $0.7 million for severance costs related to the Applied Biosystems/MDS Analytical Technologies Instruments business. The charges resulted from our realignment to support our strategic growth priorities and the decision at MDS to resize and refocus its development process. All of our affected employees were notified by May 31, 2008, and are expected to be terminated by December 31, 2008. To date, we have made cash payments of $2.2 million, of which $1.6 million was made in the first quarter of fiscal 2009, related to these charges. Cash expenditures were funded by cash provided by operating activities. Additionally, in the first quarter of fiscal 2009, we recorded a pre-tax benefit of $0.1 million for a reduction in anticipated employee-related costs associated with this charge. The remaining cash expenditures of $2.4 million are expected to be paid by December 31, 2008.

Also during the fourth quarter of fiscal 2008, we recorded pre-tax charges of $1.3 million, comprised of a $0.8 million charge in connection with the disposal of an aircraft and a $0.5 million related charge for severance costs for 5 employees. We completed the sale of the aircraft in the fourth quarter of fiscal 2008. All of the affected employees were notified in the fourth quarter of fiscal 2008, and were terminated by the end of the first quarter of fiscal 2009. During the first quarter of fiscal 2009, we made cash payments of $0.5 million related to severance costs, which represented the remaining payments related to these charges. Cash expenditures were funded by cash provided by operating activities.

During the second quarter of fiscal 2008, we recorded a pre-tax charge of $2.9 million for severance costs for 41 employees. The charge resulted from the realignment of our organization to support market dynamics and we plan on redirecting the savings into other strategic initiatives. All of the affected employees were notified as of December 31, 2007, and were terminated by June 30, 2008. To date, we have made cash payments of $2.7 million, of which $0.1 million was made in the first quarter of fiscal 2009, which represented the remaining payments related to this charge. Cash expenditures were funded by cash provided by operating activities. Additionally, in fiscal 2008, we recorded a pre-tax benefit of $0.2 million for a reduction in anticipated employee-related costs associated with this charge.

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Charges prior to fiscal 2008

During the first three months of fiscal 2009, we made cash payments of approximately $0.2 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $0.9 million as of September 30, 2008, are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Asset dispositions and legal settlements

In the first quarter of fiscal 2008, we recorded a $7.6 million pre-tax gain in asset dispositions and legal settlements primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Investments

In the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $2.9 million due to a decline in market value of an investment in the Reserve Primary Fund, a money market fund in the U.S. that is currently in liquidation as a result of having unsecured commercial paper from Lehman Brothers in its portfolio. The charge was based on our assessment that it is unlikely that the fair value of the investment will fully recover in the foreseeable future, given that Lehman Brothers has filed a petition under Chapter 11 of the U.S. Bankruptcy Code. See Note 13 for further information on this investment.

Tax items

In the first quarter of fiscal 2008, we recorded tax charges of $1.8 million primarily related to the recalculation of deferred tax assets as a result of a decrease in the statutory tax rate in Germany.

Note 3 – Pending Merger with Invitrogen

On June 11, 2008, we entered into an Agreement and Plan of Merger with Invitrogen Corporation and Atom Acquisition, LLC, a direct wholly-owned subsidiary of Invitrogen. On October 15, 2008, the merger agreement was amended to, among other things, change the structure of the merger and add Atom Acquisition Corporation, an indirect wholly-owned subsidiary of Invitrogen, as a party to the agreement. Pursuant to the terms and conditions of the amended merger agreement, Atom Acquisition Corporation will be merged into us, and we will survive the merger as a wholly-owned subsidiary of Invitrogen. Immediately following that merger, we will merge with and into Atom Acquisition LLC, with that entity continuing as the surviving entity and a direct wholly-owned subsidiary of Invitrogen. The transaction was approved by the stockholders of each company on October 28, 2008. Closing is conditioned on the receipt of antitrust clearance under the European Council Merger Regulation and other customary closing conditions. We currently expect the mergers to be completed in mid November 2008. See Note 4 to our consolidated financial statements included in our 2008 Annual Report to Stockholders for additional information related to the pending merger with Invitrogen (which information is incorporated in this quarterly report by reference).

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 4 – Earnings per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended September 30:

(Dollar amounts in millions, except per share amounts)	2008	2007
Income from continuing operations	$77.2	$60.5
Net income from discontinued operations		1.2
Total net income	$77.2	$61.7
Income from continuing operations per share(1)
Basic	$0.46	$0.33
Diluted	$0.44	$0.32
Income from discontinued operations per share(2)
Basic and Diluted	$-	$0.02
Weighted average number of common shares of
Applied Biosystems stock
Basic	169.2	183.0
Common stock equivalents	4.9	5.4
Diluted	174.1	188.4
Weighted average number of common shares of
Celera stock
Basic		79.1
Common stock equivalents		1.2
Diluted		80.3

(1)	Income from continuing operations per share based on weighted average outstanding shares of Applied
Biosystems stock.

(2)	Income from discontinued operations per share based on weighted average outstanding shares of
Celera stock.

Options to purchase shares at exercise prices greater than the average market prices of our common stock were excluded from the computation of diluted earnings per share because the effect was antidilutive. The following table presents the number of shares excluded from the diluted earnings per share computations for the three months ended September 30:

(Shares in millions)	2008	2007
Applied Biosystems stock	5.3	6.1
Celera stock		2.6

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 5 – Stockholders’ Equity and Comprehensive Gain

As previously discussed, on July 1, 2008, we completed the separation of the Celera group. The following table illustrates the impact of the Celera separation on consolidated Stockholders’ Equity.

(Dollar amounts in millions)
Balance at June 30, 2008	$2,064.5
Celera separation equity adjustments:
Celera stock	(0.8)
Capital in excess of par value	(1,573.5)
Retained earnings	943.9
Accumulated other comprehensive income	1.0
Treasury stock at cost	0.4
Balance at July 1, 2008	$1,435.5

The components of comprehensive gain are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Comprehensive gain for the three months ended September 30 was as follows:

(Dollar amounts in millions)	2008	2007
Net income from continuing operations	$77.2	$60.5
Other comprehensive gain (loss):
Net unrealized losses on investments		(0.1)
Net unrealized gains (losses) on hedge contracts	11.5	(9.8)
Net unrealized (gains) losses on hedge contracts reclassified into earnings	4.4	(0.5)
Foreign currency translation adjustments	(28.6)	13.8
Pension and postretirement benefits	1.7	0.6
Total other comprehensive gain (loss)	(11.0)	4.0
Total comprehensive gain	$66.2	$64.5

Note 6 – Inventories

Inventories included the following components:

(Dollar amounts in millions)	September 30, 2008	June 30, 2008
Raw materials and supplies	$ 55.9	$ 54.6
Work-in-process	13.9	12.5
Finished products	106.0	94.7
Total inventories, net	$175.8	$161.8

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 7 – Additional Information

Selected Accounts

The following table provides the major components of selected accounts of the interim condensed consolidated statements of financial position:

(Dollar amounts in millions)	September 30, 2008	June 30, 2008
Other Current Assets
Pending redemptions and maturities	$ 62.6	$ -
Current deferred tax asset	31.4	34.8
Deferred compensation	27.1	34.0
Other	63.5	59.5
Total other current assets	$184.6	$128.3
Other Long-Term Assets
Noncurrent deferred tax asset	$304.6	$319.8
Purchased licenses	35.9	38.6
Prepaid pension benefit cost	22.0	20.9
Other	59.8	64.8
Total other long-term assets	$422.3	$444.1
Other Accrued Expenses
Deferred revenues	$111.1	$125.2
Royalties	37.0	37.3
Warranty	13.2	13.8
Other	93.9	136.5
Total other accrued expenses	$255.2	$312.8
Other Long-Term Liabilities
Accrued pension benefits	$ 65.6	$ 64.7
Accrued postretirement benefits	54.3	54.4
Noncurrent deferred revenue	44.6	47.0
Noncurrent deferred compensation	27.1	34.0
Other	33.2	39.9
Total other long-term liabilities	$224.8	$240.0

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

Note 8 – Goodwill and Intangible Assets

The carrying amounts of our intangible assets were as follows:

		September 30, 2008		June 30, 2008
(Dollar amounts in millions)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Acquired technology	5	$34.9	$21.8	$34.9	$20.1
Patents	10	29.9	26.7	29.9	26.4
Customer relationships	7	27.1	10.0	27.1	9.0
Other	3	1.8	1.3	1.8	1.2
Total amortized intangible assets		$93.7	$59.8	$93.7	$56.7

Unamortized Intangible Assets
Trade name		4.9		4.9
Total		$98.6	$59.8	$98.6	$56.7

Aggregate amortization expense was $3.1 million in both the first three months of fiscal 2009 and the first three months of fiscal 2008. We record amortization expense in cost of sales, except for amortization of acquisition-related intangible assets which is recorded in the amortization of purchased intangible assets in the interim condensed consolidated statements of operations. At September 30, 2008, we estimated annual amortization expense of our intangible assets for each of the next five fiscal years as shown in the following table. Future acquisitions or impairment events could cause these amounts to change.

(Dollar amounts in millions)
Remainder of fiscal 2009	$8.9
2010	9.5
2011	6.3
2012	5.0
2013	3.0

The carrying amount of goodwill at September 30, 2008 and June 30, 2008, was $243.2 million.

Note 9 – Debt and Lines of Credit

We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. This amount was increased from $200 million effective August 27, 2007, at our request in accordance with the terms of the agreement. Borrowings under this agreement may be made in U.S. dollars and other currencies, and bear interest at a fluctuating rate generally equal to Citibank, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 15 and 32.5 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. Commitment and facility fees are also based on our long-term senior unsecured non-credit enhanced debt ratings. There were no borrowings outstanding under this agreement at September 30, 2008, and June 30, 2008. In the event of a change in control of our Company, we would no longer have access to this revolving credit agreement.

On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matured on September 4, 2008. On maturity, the agreement was terminated. Borrowings under this agreement bore interest at a fluctuating rate generally equal to Bank of America, N.A.’s base rate or at a periodic fixed rate equal to LIBOR plus a margin of between 20 and 40 basis points based on our long-term senior unsecured non-credit enhanced debt ratings. At June 30, 2008, there was $100 million outstanding under this agreement, classified as loans payable in the interim condensed consolidated statement of financial position. Amounts borrowed under this agreement were used

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

to partially fund the repurchase of shares of Applied Biosystems stock. See Note 7 to our consolidated financial statements included in our 2008 Annual Report to Stockholders for further information related to our repurchase of shares (which information is incorporated in this quarterly report by reference).

Note 10 – Supplemental Cash Flow Information

Significant non-cash financing activity for the three months ended September 30 was as follows:

(Dollar amounts in millions)	2008	2007

Dividends declared but not paid	$7.2	$7.8
Tax benefit related to employee stock options	1.2	3.5
Issuances of restricted stock	9.3	6.3

Note 11 – Guarantees

Leases

We provide lease-financing options to our customers through third party financing companies. For some leases, the financing companies have recourse to us for any unpaid principal balance on default by the customer. The leases typically have terms of two to three years and are secured by the underlying instrument. In the event of default by a customer, we would repossess the underlying instrument. We record revenues from these transactions on the completion of installation and acceptance of products and maintain a reserve for estimated losses on all lease transactions with recourse provisions based on historical default rates and current economic conditions. At September 30, 2008, the financing companies’ outstanding balance of lease receivables with recourse to us was $5.8 million. We believe that we could recover the entire balance from the resale of the underlying instruments in the event of default by all customers.

Pension Benefits

As part of the divestiture of our Analytical Instruments business in fiscal 1999, the purchaser of the Analytical Instruments business is paying for the pension benefits for employees of a former German subsidiary. However, we guaranteed payment of these pension benefits should the purchaser fail to do so, as these payment obligations were not transferable to the buyer under German law. The guaranteed payment obligation, which approximated $54 million at September 30, 2008, is not expected to have a material adverse effect on our interim condensed consolidated statement of financial position.

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

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The following table provides the analysis of the warranty reserve for the three months ended September 30:

(Dollar amounts in millions)	2008	2007

Balance beginning of period	$13.8	$12.1
Accruals for warranties	3.8	4.3
Usage of reserve	(4.1)	(4.2)
Other*	(0.3)	(0.2)

Balance at September 30	$13.2	$12.0

*	Other consists of accrual adjustments to reflect actual experience and currency translation.

Note 12 – Pension and Other Postretirement Benefits

The components of net pension and postretirement benefit expenses for the three month period ended September 30 were as follows:

	Three months ended September 30,
(Dollar amounts in millions)	2008	2007

Pension
Service cost	$ 0.8	$ 0.8
Interest cost	11.1	11.1
Expected return on plan assets	(12.1)	(12.1)
Amortization of prior service cost	0.2	0.2
Amortization of losses	0.6	0.6

Net periodic expense	$ 0.6	$ 0.6

Postretirement Benefit
Service cost	$ -	$ -
Interest cost	0.7	0.7
Amortization of gains

Net periodic expense	$ 0.7	$ 0.7

We contributed approximately $0.2 million to our foreign and non-qualified domestic plans during the three months ended September 30, 2008, and expect to contribute an additional $2.7 million during the remainder of fiscal 2009. Based on the level of our contributions to the qualified U.S. pension plan during previous years, we do not expect to have to fund our qualified U.S. pension plan for the remainder of calendar 2008 in order to meet minimum statutory funding requirements. We made benefit payments of approximately $1.4 million under the postretirement plan during the three months ended September 30, 2008, and we expect to make approximately $4.2 million of additional benefit payments during the remainder of fiscal 2009.

Note 13 – Contingencies

Pending Redemptions and Maturities

During the first quarter of fiscal 2009, we recorded a $2.9 million loss related to our investment in the Reserve Primary Fund, a money market fund currently in liquidation as a result of having unsecured commercial paper from Lehman Brothers in its portfolio. In addition, during the quarter, we reclassified $62.6 million from cash and cash equivalents to other current assets. The reclassification to other current assets relates to $46.4 million that was invested in the Reserve Primary Fund and $16.2 million that was a term deposit with a Dutch branch of Landsbanki, an Icelandic bank that was nationalized and has suspended paying creditors. We may need to recognize additional losses in future quarters relative to these investments as the issues with these investments are resolved.

APPLIED BIOSYSTEMS INC.

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

Molecular Diagnostics Laboratories filed a class action complaint against us, Hoffmann-La Roche Inc., and Roche Molecular Systems, Inc. in the U.S. District Court for the District of Columbia on September 23, 2004, and filed an amended complaint on July 5, 2006. The amended complaint alleges anticompetitive conduct in connection with the sale of Taq DNA polymerase. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No. 4,889,818. This patent is assigned to Roche Molecular Systems, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. On July 5, 2006, the court certified the case as a class action. On September 26, 2008, we, Hoffmann-La Roche, and Roche Molecular Systems entered into a settlement agreement with Molecular Diagnostics Laboratories. On October 10, 2008, the court preliminarily approved the settlement agreement. However, because this is a class action litigation, the court’s final approval of the settlement agreement is subject to, among other things, notice to class members, the court’s consideration of their objections to the agreement, if any, and related court proceedings.

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

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

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

On June 30, 2008, Corbett Life Science, Corbett Robotics Inc., and Corbett Research Pty Ltd. filed a complaint against us in the U.S. District Court for the Northern District of California seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of our U.S. Patent No. 6,814,934, which relates to instruments for real-time PCR detection. The complaint also seeks costs, expenses and other relief as the court deems proper. On September 23, 2008, we answered the complaint and counterclaimed that the Corbett parties make, use, sell, and offer for sale instruments for real-time PCR detection that infringe the ’934 patent. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

monetary damages, rescission, costs and expenses, and other relief as the court deems proper. On March 31, 2005, the court certified the case as a class action.

Celera Separation Indemnity Provisions

On May 8, 2008, we entered into a Separation Agreement with Celera Corporation, at that time one of our wholly-owned subsidiaries, to separate all of the business, assets, and liabilities of the Celera group from our remaining business. This separation was completed on July 1, and Celera Corporation is now an independent company that holds all of the business, assets, and liabilities previously attributed to the Celera group.

Under the terms of the Separation Agreement, Celera Corporation has agreed to indemnify us for losses we incur in connection with the class action lawsuit relating to the 2000 offering of Celera stock, described above. Celera Corporation has also agreed to indemnify us for losses we incur in connection with the Enzo Biochem/Enzo Life Sciences/Yale University, Molecular Diagnostics, Fluidigm, and Corbett legal actions described above, but only to the extent that, after a final resolution of these matters, the losses are determined to relate to the business, assets, or liabilities of the Celera group. This determination, however, would require the agreement of Celera Corporation, and if agreement could not be reached we would need to seek to resolve any dispute pursuant to the procedures set forth in the Separation Agreement. Accordingly, we cannot provide any assurances as to whether or to what extent we may seek or obtain indemnity payments from Celera Corporation for losses incurred in connection with the Enzo Biochem/Enzo Life Sciences/Yale University, Molecular Diagnostics, Fluidigm, or Corbett legal actions. The Separation Agreement contains similar provisions for future legal actions against us that may involve both the Applied Biosystems and Celera businesses, and for the same reasons it is inherently uncertain whether we would be able to seek or recover any indemnity payments from Celera Corporation for losses incurred in any future legal actions. Under the Separation Agreement the amount of any indemnity payable to us for losses from any of these legal actions would be reduced by the amount of any insurance proceeds we receive covering the underlying loss, as well as the tax benefit realized because of the loss.

Other than for items deemed not material, we have not accrued for any potential losses in any of the legal proceedings described above because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated, in any of these proceedings. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in any of the proceedings described above or in our other legal actions. An adverse determination in some of our current legal actions, particularly the proceedings described above, could have a material adverse effect on us and our consolidated financial statements.

Note 14 – Fair Value

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities that are measured and reported at fair value each reporting period. The application of SFAS No. 157 to our financial assets and liabilities did not have a material impact on our results of operations or our financial position. Also effective July 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits entities to measure some financial assets and liabilities at fair value on an instrument-by-instrument basis. We did not elect the fair value option for any of our financial assets or liabilities which were not previously required to be measured at fair value.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, SFAS No. 157 permits the use of various valuation methodologies, including market, income and cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The fair value hierarchy is broken down into three levels based on the reliability of inputs. We have categorized our cash equivalents and short term investments, derivatives and deferred compensation assets and liabilities within the hierarchy as follows:

• Level 1—These valuations are based on a “market approach” using quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities include our investments in institutional money-market funds that are classified as cash equivalents, the investment funds of the deferred compensation plan assets and the corresponding deferred compensation plan liability. Valuations of these products do not require a significant degree of judgment.

• Level 2—The derivative instrument valuations are based primarily on an “income approach” using spot, forward, interest and volatility rates, as well as credit default swap spreads, all of which are quoted by the Bloomberg financial system, with the exception of the spot rates which are posted on the Wall Street Journal website by the Reuters financial system. Derivative instruments utilizing Level 2 inputs include foreign-exchange forward and option contracts. Also included as Level 2 assets are our investments in money market instruments (e.g., commercial paper) that are classified as cash equivalents. These valuations are based on a market approach since similar instruments can be observed in the broker/dealer market. The broker/dealer market valuations for these instruments are generated from interest rates at the time of valuation to the original maturity date.

• Level 3—These valuations are based on various approaches using inputs that are unobservable and significant to the overall fair value measurement. Certain assets are classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. Because of the recent credit problems with the Reserve Primary Money Market Fund, our investment in this asset is valued using Level 3 inputs and significant management judgment. This Fund is in the process of liquidating all remaining assets at or above amortized cost. The final published net asset value (“NAV”) for this Fund was $0.97, which resulted in the valuation noted in the table below. Due to the Fund’s management’s intentions to liquidate at or above amortized cost, and taking into consideration the short-term nature of the Fund’s weighted average maturity of 50 days, management concluded that the $0.97 NAV last published was a reasonable valuation.

The following table shows by level within the fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements at September 30, 2008 by Level
(Dollar amounts in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Money market funds	$28.6	$ -	$46.4	$ 75.0
Commercial paper		79.3		79.3
Deferred compensation plan assets	27.1			27.1
Derivative instruments		7.2		7.2

Total assets	$55.7	$86.5	$46.4	$188.6

Liabilities
Deferred compensation plan liabilities	$27.1	$ -	$ -	$ 27.1

Total liabilities	$27.1	$ -	$ -	$ 27.1

The following table for the three months ended September 30, 2008 includes the activity in the balance sheet accounts for financial instruments classified within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable components or Level 3 components, observable components which are validated to external sources.

Level 3 Financial Assets
(Dollar amounts in millions)	Money Market Funds

Balance at July 1, 2008	$ -
Transfer in to Level 3	46.4

Balance at September 30, 2008*	$46.4

* See Note 13 for further information on this investment.

Investment Securities

Our institutional money market funds, with the exception of the Reserve Primary Fund, and the various investment funds of the deferred compensation plan are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value and the fair value of the corresponding liability.

Derivative Instruments

We have incorporated counterparty risk into the fair value of our derivative assets and our credit risk into the value of our derivative liabilities. We calculate credit risk from observable data related to credit default swaps (“CDS”) as quoted by the Bloomberg financial system. Counterparty risk is represented by 12-month CDS spreads related to the senior secured debt of the respective banks with whom we have executed these derivative transactions. Because CDS spread information is not available for our Company, our credit risk is determined based on using a simple average of the 12-month CDS spreads for other companies that have been similarly rated by Standard & Poor’s who are also categorized within Bloomberg’s “Health Care” industry sub-segment, a classification to which the Company belongs.

Note 15 – Discontinued Operations

On July 1, 2008, we completed the separation of all of the business, assets, and liabilities of the Celera group, one of our business units, from our remaining business. The separation was completed by means of a redemption of each outstanding share of Celera stock in exchange for one share of common stock of Celera Corporation, a Delaware corporation, which now holds all of the business, assets, and liabilities previously attributed to the Celera group. On July 1, 2008, following the Celera group separation, Celera Corporation became an independent, publicly-traded company whose shares are listed on the NASDAQ stock market under the symbol “CRA.” The historical results of the Celera group have been reflected as discontinued operations in the interim condensed consolidated financial statements for all periods presented. There was no discontinued operations activity within the interim condensed consolidated statement of operations for the three months ended September 30, 2008, and there were no remaining assets and liabilities within discontinued operations at September 30, 2008.

The following table summarizes results from discontinued operations of the Celera group for the three months ended September 30, 2007 included in the interim condensed consolidated statement of operations:

(Dollar amounts in millions)

Net revenue	$15.4
Costs and expenses	20.2

Loss from discontinued operations	(4.8)
Other income (expense), net	6.9

Income from discontinued operations before taxes	2.1
Provision for income taxes	0.9

Net income from discontinued operations	$1.2

APPLIED BIOSYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

continued

The components of net assets of discontinued operations included in the interim condensed consolidated statement of financial position at June 30, 2008 were as follows:

(Dollar amounts in millions)

Current Assets
Cash and cash equivalents	$45.8
Short-term investments	287.7
Accounts receivable, net	40.2
Inventories, net	8.5
Prepaid expenses and other current assets	26.2

Total current assets	$408.4

Long-term Assets
Property, plant and equipment, net	$10.9
Goodwill and intangible assets, net	236.9
Other long-term assets	6.6

Total long-term assets	$254.4

Current Liabilities
Loans payable	$0.1
Accounts payable	6.1
Accrued salaries and wages	10.9
Accrued taxes on income	0.4
Other accrued expense	12.5

Total current liabilities	$30.0

Long-term Liabilities
Other long-term liabilities	$3.8

Total long-term liabilities	$3.8

Net Assets of Discontinued Operations	$629.0

During the first quarter of fiscal 2008, we received $12.9 million in cash related to the settlement of German tax audits related to one of our former German affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Management’s Discussion of Continuing Operations

The purpose of the following management’s discussion and analysis is to provide an overview of the business of Applied Biosystems Inc. to help facilitate an understanding of significant factors influencing our historical operating results, financial condition, and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this report and in our 2008 Annual Report to Stockholders. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. When used in this management discussion, the terms “Company,” “we,” “us,” or “our” mean Applied Biosystems Inc.

We have reclassified some prior year amounts for comparative purposes.

Overview

We are a global leader in the development and marketing of instrument-based systems, consumables, software, and services for academic research, the life science industry, and commercial markets. We commercialize innovative technology solutions for DNA, RNA, protein, and small molecule analysis. Customers across the disciplines of academic and clinical research, pharmaceutical research, and manufacturing, forensic DNA analysis, and agricultural biotechnology use our products and services to accelerate scientific discovery, improve processes related to drug discovery and development, detect potentially pathogenic microorganisms, and identify individuals based on DNA sources. We have a comprehensive service and field applications support team for a global installed base of high-performance genetic and protein analysis solutions. Our fiscal year ends on June 30.

Pending Merger with Invitrogen

On June 12, 2008, we and Invitrogen Corporation announced that our respective boards of directors had approved a definitive merger agreement under which Invitrogen will acquire all of the outstanding shares of Applied Biosystems Group Common Stock, which we refer to as “Applied Biosystems stock.” The merger was approved by the stockholders of each company on October 28, 2008. The closing of the merger is conditioned on the receipt of antitrust clearance under the European Council Merger Regulation and other customary closing conditions. We currently expect the merger to be completed in mid November 2008.

Celera Separation

On July 1, 2008, we completed the separation of all of the business, assets, and liabilities of the Celera group, one of our business units, from our remaining business. The separation was completed by means of a redemption of each outstanding share of Celera Group Common Stock in exchange for one share of common stock of Celera Corporation, a Delaware corporation, which now holds all of the business, assets, and liabilities previously attributed to the Celera group. On July 1, 2008, following the Celera group separation, Celera Corporation became an independent, publicly-traded company whose shares are listed on the NASDAQ stock market under the symbol “CRA.” Applied Biosystems became our only business and Applied Biosystems stock became our only class of outstanding common stock. In connection with the Celera separation, we changed our corporate name to Applied Biosystems Inc. to reflect the remaining business of the Company following the separation.

Amounts previously reported for the Celera group have been reclassified and stated as discontinued operations. See Note 15 to our interim condensed consolidated financial statements for more information on our discontinued operations.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Business Developments

Listed below are significant business developments since the filing of our Annual Report on Form 10-K for fiscal 2008.

•

In October 2008, we launched the TaqMan® OpenArray™ Genotyping System designed to enable customers to leverage the speed and accuracy of gold-standard Taqman technology for screening and validation applications in fast-growing markets such as disease association studies and understanding drug treatment response as a function of individual genotype in clinical studies.

•

Earlier in October, we introduced two new mass spectrometry systems – the AB SCIEX Triple Quad™ 5500 and the AB SCIEX QTRAP® 5500 – based on a completely new, next-generation platform that is expected to set elevated standards for sensitivity, scan speed and functionality. These systems are ideally suited for fast-growing application areas like drug metabolite identification, protein biomarker validation, and food and water analysis.

•

Also in October, we announced the SOLiD™ 3 system, which is expected to further extend the industry-leading accuracy and throughput capabilities of this next-generation sequencing platform while providing new automation options and streamlined workflows. SOLiD 3 is expected to lower the cost of sequencing an entire human genome to less than $10,000, a level that may catalyze new research to understand the cause, diagnosis and potential treatment of complex diseases. We also announced two SOLiD-optimized kits for the analysis of small RNAs and transcriptome-wide expression profiles.

•

At the end of September 2008, we received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for our new 7500 Fast Dx Real-Time PCR Instrument for use with the new Centers for Disease Control and Prevention (“CDC”) rtPCR flu panel. Together with the 7500 Fast Dx Real-Time PCR Instrument, the new CDC diagnostic assay can accurately detect and identify commonly circulating human influenza viruses as well as avian influenza A (H5N1, Asian lineage) viruses within four hours and in multiple samples at one time, aiding public health officials in making rapid and accurate diagnoses.

•

In related news, our Singapore facility received ISO 13485:2003 quality certification during the first quarter of fiscal 2009 for in-vitro diagnostic medical devices, enhancing our ability to serve our customers in applied and validated markets. This stringent, globally recognized management system standard enables CE marking of products for sale within the European Community.

•

During the first quarter of fiscal 2009, we made several announcements about how our systems were advancing quality and safety testing. In September 2008, the FDA purchased seven of our 4000 Q TRAP® Systems for the analysis of potentially harmful pesticides in the U.S. food supply. And early in October 2008, we introduced a rapid, rtPCR-based molecular test to detect mycoplasma contamination in biopharmaceutical manufacturing operations. Rapid molecular methods are gaining increasing use in pharmaceutical manufacturing for the analysis of contaminants such as bacteria and fungi.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the first three months of fiscal 2009. For further information on our critical accounting estimates, refer to the discussion contained in the management’s discussion and analysis section of our 2008 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

APPLIED BIOSYSTEMS INC.

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

Income/(charge)	Three months ended September 30,
(Dollar amounts in millions)	2008	2007

Employee-related charges, asset impairments and other	$(4.7)	$ -

Other events impacting comparability:
Asset dispositions and legal settlements	$ -	$7.6
Investment loss, net	(2.9)
Tax items		(1.8)

Employee-Related Charges, Asset Impairments and Other

The following items have been recorded in the interim condensed consolidated statements of operations in employee-related charges, asset impairments and other, except as noted.

Fiscal 2009

During the first quarter of fiscal 2009, we recorded a pre-tax charge of $4.7 million for professional fees and other costs associated with the pending merger with Invitrogen. This charge was in addition to a $7.8 million charge recorded in fiscal 2008.

Fiscal 2008

During the fourth quarter of fiscal 2008, we recorded pre-tax charges of $4.7 million for severance costs for 32 employees, some of whom were involved in the LC/MS product line, which is included in the Applied Biosystems/MDS Analytical Technologies Instruments business, a 50/50 joint venture between us and MDS Inc. Included in the $4.7 million charge was a charge of $0.7 million for severance costs related to the Applied Biosystems/MDS Analytical Technologies Instruments business. The charges resulted from our realignment to support our strategic growth priorities and the decision at MDS to resize and refocus its development process. All of our affected employees were notified by May 31, 2008, and are expected to be terminated by December 31, 2008. To date, we have made cash payments of $2.2 million, of which $1.6 million was made in the first quarter of fiscal 2009, related to these charges. Cash expenditures were funded by cash provided by operating activities. Additionally, in the first quarter of fiscal 2009, we recorded a pre-tax benefit of $0.1 million for a reduction in anticipated employee-related costs associated with this charge. The remaining cash expenditures of $2.4 million are expected to be paid by December 31, 2008.

Also during the fourth quarter of fiscal 2008, we recorded pre-tax charges of $1.3 million, comprised of a $0.8 million charge in connection with the disposal of an aircraft and a $0.5 million related charge for severance costs for 5 employees. We completed the sale of the aircraft in the fourth quarter of fiscal 2008. All of the affected employees were notified in the fourth quarter of fiscal 2008, and were terminated by the end of the first quarter of fiscal 2009. During the first quarter of fiscal 2009, we made cash payments of $0.5 million related to severance costs, which represented the remaining payments related to these charges. Cash expenditures were funded by cash provided by operating activities.

During the second quarter of fiscal 2008, we recorded a pre-tax charge of $2.9 million for severance costs for 41 employees. The charge resulted from the realignment of our organization to support market dynamics and we plan on redirecting the savings into other strategic initiatives. All of the affected employees were notified as of December 31, 2007, and were terminated by June 30, 2008. To date, we have made cash payments of $2.7 million, of which $0.1 million was made in the first quarter of fiscal 2009, which represented the remaining payments related to this charge. Cash expenditures were funded by cash provided by operating activities. Additionally, in fiscal 2008, we recorded a pre-tax benefit of $0.2 million for a reduction in anticipated employee-related costs associated with this charge.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Charges prior to fiscal 2008

During the first three months of fiscal 2009, we made cash payments of approximately $0.2 million related to excess facility lease space charges recorded in fiscal 2005. The remaining cash payments of $0.9 million as of September 30, 2008, are expected to be disbursed by fiscal 2011.

Other Events Impacting Comparability

Asset dispositions and legal settlements

In the first quarter of fiscal 2008, we recorded a $7.6 million pre-tax gain in asset dispositions and legal settlements primarily related to a settlement and licensing agreement entered into with Stratagene Corporation and Agilent Technologies, Inc. (which acquired Stratagene), which resolved outstanding legal disputes with Stratagene.

Investments

In the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $2.9 million due to a decline in market value of an investment in the Reserve Primary Fund, a money market fund in the U.S. that is currently in liquidation as a result of having unsecured commercial paper from Lehman Brothers in its portfolio. The charge was based on our assessment that it is unlikely that the fair value of the investment will fully recover in the foreseeable future, given that Lehman Brothers has filed a petition under Chapter 11 of the U.S. Bankruptcy Code. We may recognize additional losses in future quarters as the issues with this investment are resolved. See Discussion of Condensed Consolidated Financial Resources and Liquidity for further information about this fund.

Tax items

In the first quarter of fiscal 2008, we recorded tax charges of $1.8 million primarily related to the recalculation of deferred tax assets as a result of a decrease in the statutory tax rate in Germany.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Discussion of Consolidated Continuing Operations

	Three Months Ended September 30,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)

Net revenues	$533.1	$501.2	6.4%
Cost of sales	210.7	221.3	(4.8%	)

Gross margin	322.4	279.9	15.2%
SG&A expenses	160.3	149.4	7.3%
R&D	49.3	50.6	(2.6%	)
Amortization of purchased intangible assets	2.6	2.6	0.0%
Employee-related charges, asset impairments and other	4.7
Asset dispositions and legal settlements		(7.6)	(100.0%	)

Operating income	105.5	84.9	24.3%
Loss on investments	(2.9)
Interest income, net	4.0	3.6	11.1%
Other income (expense), net	0.2	1.1	(81.8%	)

Income from continuing operations before income taxes	106.8	89.6	19.2%
Provision for income taxes	29.6	29.1	1.7%

Income from continuing operations	$ 77.2	$ 60.5	27.6%

Percentage of net revenues:
Gross margin	60.5%	55.8%
SG&A expenses	30.1%	29.8%
R&D	9.2%	10.1%
Operating income	19.8%	16.9%

Effective income tax rate	27.7%	32.5%

The following table summarizes the impact of the previously described events impacting comparability included in the financial results for fiscal 2009 and 2008:

	Three Months Ended September 30,
(Dollar amounts in millions)	2008	2007

Income (charge) included in income before income taxes	$(7.6)	$7.6
Provision (benefit) for income taxes	(2.2)	4.2

Income from continuing operations increased in the first quarter of fiscal 2009 compared to the prior year quarter due to higher net revenues and gross margin, partially offset by higher SG&A expenses and the previously described events impacting comparability. The net effect of foreign currency on our income from continuing operations was a benefit of approximately $4 million during the first quarter of fiscal 2009 as compared to the prior year quarter.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Revenues – overall summary

The following table sets forth our revenues by product categories for the three months ended September 30:

	Three Months Ended September 30,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)

DNA Sequencing	$140.0	$129.0	9%
% of total revenues	26%	26%

Real-Time PCR/Applied Genomics	202.7	180.1	13%
% of total revenues	38%	36%

Mass Spectrometry	109.2	121.1	(10%	)
% of total revenues	21%	24%

Core PCR & DNA Synthesis	54.3	46.6	17%
% of total revenues	10%	9%

Other Product Lines	26.9	24.4	10%
% of total revenues	5%	5%

Total	$533.1	$501.2	6%

The effect of foreign currency increased net revenues by less than 3% in the first quarter of fiscal 2009 as compared to the prior year quarter.

Real-Time PCR/Applied Genomics:

•

Revenues in the Real-Time PCR/Applied Genomics product category increased in the first quarter of fiscal 2009 compared to the prior year quarter primarily due to higher sales of consumables products, including human identification kits used in forensics, sequence detection consumables, TaqMan® Gene Expression Assay products, and RNA kits and reagents. Sales of low end Real-Time PCR instruments also contributed to the product category growth.

•	Lower royalty revenues were almost entirely offset by higher service and support revenues.

Mass Spectrometry:

•

Revenues in the Mass Spectrometry product category decreased in the first quarter of fiscal 2009 compared to the prior year quarter primarily due to lower sales of the API triple quad and Q TRAP® systems. The lower instrument sales were partially offset by higher instrument service contract revenues.

•

The decrease was primarily attributable to contraction of capital spending for mass spectrometry in our core small-molecule pharmaceutical market in North America and Europe, which in part is a function of more outsourcing to contract research organizations (“CROs”), purchase delays ahead of our new product introductions, and competitive pressures. Mass spectrometry sales were down in every major geographic region with the exception of Asia Pacific, other than Japan. Applied market and proteomics sales were relatively flat.

DNA Sequencing:

•

Revenues in the DNA Sequencing product category increased for the first quarter of fiscal 2009 compared to the same quarter last year primarily due to sales of the SOLiD™ next-generation DNA sequencing system. We recognized our first revenues from sales of this system during the third quarter of fiscal 2008.

•	Partially offsetting the increased instrument sales were lower consumables sales, primarily DNA sequencing consumables.

Core PCR & DNA Synthesis:

•	Revenues in the Core PCR & DNA Synthesis product category increased for the first quarter of fiscal 2009 compared to the same quarter last year primarily due to non-recurring royalty revenues.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Other:

•	Revenues in the Other Product Lines product category increased primarily due to a final payment related to a terminated U.S. Department of Defense contract.

Revenues by sources

The following table sets forth our revenues by sources for the three months ended September 30:

	Three Months Ended
	September 30,
(Dollar amounts in millions)	2008	2007	% Increase/ (Decrease)

Instruments	$192.2	$189.4	1.5%
Consumables	231.5	216.2	7.1%
Other sources	109.4	95.6	14.4%

Total	$533.1	$501.2	6.4%

Instruments

For the first quarter of fiscal 2009, instrument revenues slightly increased from the prior year quarter primarily due to sales of the SOLiD System in the DNA Sequencing product category and higher sales of low end Real-Time PCR instruments in the Real-Time PCR/Applied Genomics product category, partially offset by lower sales of the API triple quad and Q TRAP systems in the Mass Spectrometry product category.

Consumables

The increase in consumables sales in the first quarter of fiscal 2009 primarily reflected the strength of Real-Time PCR/Applied Genomics consumable sales. These sales increased primarily as a result of higher sales of human identification kits used in forensics, sequence detection consumables, TaqMan Gene Expression Assay products, and RNA kits and reagents. Partially offsetting this increase were lower sales of consumables in the DNA Sequencing product category.

Other sources

Revenues from other sources, which included service and support, royalties, licenses, and contract research, increased in the first quarter of fiscal 2009 primarily due to higher service contract revenues, particularly in the Mass Spectrometry product category, and contract research revenues.

Revenues by geographic area

The following table sets forth our revenues by geographic area for the three months ended September 30:

(Dollar amounts in millions)	2008	2007	Reported Growth		Foreign Currency Effect	Operational Growth *

United States	$226.9	$223.9	1%			1%
Europe	178.6	165.9	8%		6%	2%
Asia Pacific (a)	101.2	89.9	13%		3%	10%
Other markets	26.4	21.5	23%		6%	17%

Total	$533.1	$501.2	6%		3%	3%

(a) Asia Pacific:
Japan			(10%	)	5%	(15%	)
All other			38%		2%	36%

*	Reported growth less impact of foreign currency.

•

Revenues in Europe increased primarily as a result of sales of the SOLiD system, and higher sales of human identification kits, sequence detection consumables, RNA kits and reagents, TaqMan Gene Expression Assay products, and genetic analyzers. This growth was partially offset by lower sales of the Q TRAP and API triple quad systems.

•

The growth in revenues in Asia Pacific, other than Japan, was led by China and Korea. From a product perspective, revenues increased primarily due to sales of the SOLiD system and higher sales of our mass spectrometry systems.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

•	Declining revenues in Japan were primarily the result of lower sales of API triple quad and Q TRAP systems in the region.
•

In the U.S., revenues increased primarily as a result of sales of the SOLiD system and higher sales of Real-Time PCR instruments, TaqMan Gene Expression Assay products, and RNA kits and reagents. This growth was partially offset by lower sales of the API triple quad system, DNA sequencing consumables, and Q TRAP systems. In addition, we recognized a final payment related to a terminated U.S. Department of Defense contract.

Gross margin, as a percentage of net revenues, increased for the first quarter of fiscal 2009 compared to the prior year quarter primarily due to lower enzyme costs, higher volume along with a favorable product mix, recognition of previously deferred margins on sales to the strategic alliance that Celera has with Abbott Laboratories, a final payment related to a terminated U.S. Department of Defense contract, inventory-related costs for a product line that was discontinued in the prior year quarter, improved manufacturing efficiencies, and the favorable impact of currency. Included in gross margin for the first quarter of fiscal 2009 was $5.6 million of past due royalties which was offset by $4.1 million of licensing fee settlements in the prior year quarter. Service margin was higher in the first quarter of fiscal 2009 compared to the same quarter last year primarily due to higher service revenue and lower service costs, mainly in the Mass Spectrometry and DNA Sequencing product categories. Lower service costs were mainly attributed to decreased repair activities and service demand.

SG&A expenses for the first quarter of fiscal 2009 increased compared to the prior year quarter primarily due to higher employee-related costs of approximately $7 million and the unfavorable impact of foreign currency of approximately $5 million.

R&D expenses decreased in the first quarter of fiscal 2009 from the prior year quarter primarily as a result of the reimbursement of R&D expenses from a scientific collaboration and reduced funding of collaborations compared to the prior year, partially offset by higher employee-related costs.

Interest income, net increased during the first quarter of fiscal 2009 compared to the same quarter in the prior year primarily due to higher average cash and cash equivalents and lower interest expense incurred on our loans payable, partially offset by lower average interest rates on our cash and cash equivalents. The loans, which originated in fiscal 2008 and were fully repaid by the end of the first quarter of fiscal 2009, were used to fund the accelerated repurchase of shares of Applied Biosystems stock.

Other income (expense), net decreased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 due primarily to lower benefits associated with our foreign currency risk management program in fiscal 2009.

The decrease in the effective tax rate for the first quarter of fiscal 2009 compared to the same quarter last year was primarily due to the implementation of tax planning strategies in our Singapore location as well as the previously described events impacting comparability, including the events described under tax items.

Discussion of Condensed Consolidated Financial Resources and Liquidity

We had cash and cash equivalents of $418.7 million at September 30, 2008, and $543.2 million at June 30, 2008. This decrease was primarily due to a reclassification of $62.6 million from cash and cash equivalents to other receivables as well as loan repayments associated with the accelerated share repurchase program completed in fiscal 2008, partially offset by cash flow from operations. The reclassification to other receivables related to $46.4 million that was invested in the Reserve Primary Fund, a money market fund currently in liquidation, and $16.2 million that was a term deposit with a Dutch branch of Landsbanki, an Icelandic bank that was nationalized and has suspended repaying creditors.

We maintain a $250 million unsecured revolving credit agreement with four banks that matures on May 25, 2012. There were no borrowings outstanding under this agreement at September 30, 2008. On August 27, 2007, we entered into a $100 million unsecured term loan agreement with Bank of America, N.A. that matured on September 4, 2008. On maturity, the agreement was terminated. Both the revolving credit agreement and the term loan agreement require that we maintain a debt to total capital ratio, as defined in each agreement, of not more than 0.50:1:00. In the event of a change in control of our Company, we would no longer have access to the revolving credit agreement. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable. The amounts borrowed under these agreements were used to fund the repurchase of shares of

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Applied Biosystems stock. Cash provided by operating activities and our debt borrowings have been our primary source of funds over the last fiscal year.

We entered into an agreement with Morgan Stanley in August 2007 for the accelerated repurchase of $600 million of Applied Biosystems stock. During the first quarter of fiscal 2008, we paid Morgan Stanley approximately $602 million for this transaction, of which $327 million was funded by cash on hand and $275 million was funded by bank loans. In October 2007, 16 million shares of Applied Biosystems stock were delivered to us under this agreement. In January 2008, Morgan Stanley exercised its option for early settlement of the accelerated share repurchase transaction and delivered to us an additional 1.9 million shares of Applied Biosystems stock. This repurchase supplemented the board’s standing authorization to replenish shares of Applied Biosystems stock issued under our employee stock benefit plans. Under the terms of the merger agreement with Invitrogen, we are generally prohibited from repurchasing any shares of Applied Biosystems stock without the prior agreement of Invitrogen.

The discussion in this section below does not give effect to the indebtedness to be incurred in connection with the pending merger with Invitrogen and is based on our current liquidity needs and operations.

We believe that existing funds, cash generated from operations, and existing sources of debt financing are more than adequate to satisfy our normal operating cash flow needs, planned capital expenditures, acquisitions, and dividends for the next twelve months and for the foreseeable future.

(Dollar amounts in millions)	September 30, 2008	June 30, 2008

Cash and cash equivalents	$ 418.7	$ 543.2
Total debt		100.0
Working capital	671.1	585.7
Debt to total capitalization		6.5%

Net cash flows of continuing operations for the three months ended September 30 were as follows:

(Dollar amounts in millions)	2008	2007

Net cash from operating activities	$73.8	$96.6
Net cash from investing activities	(78.0)	191.6
Net cash from financing activities	(102.1)	(314.9)
Effect of exchange rate changes on cash	(17.2)	(2.7)

Operating activities:

Net cash from operating activities of continuing operations for the first three months of fiscal 2009 was $22.8 million lower than in the first three months of fiscal 2008. This decrease resulted primarily from a higher use of cash in accounts payable and other liabilities, partially offset by a higher source of cash in accounts receivable and higher income-related cash flows. The higher use of cash in accounts payable and other liabilities was primarily related to the timing of vendor payments, the payment of income taxes in fiscal 2009 compared to tax refunds received in fiscal 2008 primarily due to the completion of the IRS and foreign tax audits, less prepaid service contracts in fiscal 2009, the payment of accrued expenses in fiscal 2009 related to our joint venture activities, and the payment in fiscal 2009 of approximately $7 million of costs related to the pending merger with Invitrogen. The higher source of cash in accounts receivable was primarily related to higher sales volume and successful collection efforts. Our days sales outstanding was 57 days at September 30, 2008, compared to 58 days at June 30, 2008 and 64 days at September 30, 2007. Inventory on hand was 4.5 months at September 30, 2008, compared to 3.3 months at June 30, 2008.

Investing activities:

Capital expenditures, net of disposals, for the first three months of fiscal 2009 were $5.7 million higher than in the prior year period primarily due to expenditures in fiscal 2009 for a manufacturing execution system project, continued facility renovations in Foster City, California, and purchases of testing, laboratory, and production equipment. The first quarter of fiscal 2009 included $62.6 million related to the reclassification of the investments in the Reserve Primary Fund and Landsbanki. The first three months of fiscal 2008 included proceeds from sales of available for sale investments, net of purchases.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Financing activities:

During the first three months of fiscal 2008, we paid Morgan Stanley approximately $602 million for the accelerated share repurchase transaction, of which $275 million was funded by bank loans and the balance with cash. During the first quarter of fiscal 2008, we borrowed $175 million under our $250 million unsecured revolving credit agreement and $100 million under our unsecured term loan agreement. In the first quarter of fiscal 2009, we repaid $100 million of the term loan, which represented the remaining balance under both of these borrowings. See Note 9 to our interim condensed consolidated financial statements for more information on our loans payable.

Contractual Obligations

Our significant contractual obligations at September 30, 2008, and the anticipated payments under these obligations were as follows:

	Payments by Period
(Dollar amounts in millions)	Total	2009 (a)	2010 - 2011	2012 - 2013	Thereafter

Minimum operating lease payments (b)	$103.9	$ 25.1	$43.9	$18.8	$16.1
Purchase obligations (c)	135.3	113.0	19.4	1.4	1.5
Other long-term liabilities (d)	27.4	1.9	2.6	2.0	20.9

Total	$266.6	$140.0	$65.9	$22.2	$38.5

(a)	Represents cash obligations for the remainder of fiscal 2009.
(b)	Refer to Note 11 to our consolidated financial statements in our 2008 Annual Report to Stockholders for further information.
(c)

Purchase obligations are entered into with various vendors in the normal course of business, and include commitments related to inventory, capital expenditures, R&D arrangements and collaborations, license agreements, and other services.

(d)

We have excluded deferred revenues as they have no impact on our future liquidity. We have also excluded deferred tax liabilities and obligations connected with our pension and postretirement plans and other foreign employee-related plans as they are not contractually fixed as to timing and amount. See Note 12 to our interim condensed consolidated financial statements contained in this report and Note 6 to our consolidated financial statements in our 2008 Annual Report to Stockholders for more information on these plans.

Market Risks

Our foreign currency risk management strategy uses derivative instruments to hedge exposures related to various foreign currency forecasted revenues and intercompany transactions and to offset the impact of changes in currency rates on various foreign currency-denominated assets and liabilities. The principal objective of this strategy is to minimize the risks and/or costs associated with our global financing and operating activities. We use forward, option, and range forward contracts to manage our foreign currency exposures. At September 30, 2008, we recorded in our interim condensed consolidated financial statements a net asset of $6.0 million related to these forward and option contracts, compared with a net liability of $17.5 million at June 30, 2008. This change was primarily attributable to the fluctuations in currency rates. We do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

We performed a sensitivity analysis as of September 30, 2008 based on a hypothetical 10% adverse change in foreign currency rates relative to the U.S. dollar. This analysis included the change in fair value of all derivative financial instruments used to hedge our forecasted third party and intercompany sales. In addition, this analysis excluded both the impact of translation on foreign currency-denominated assets and liabilities as well as the change in fair value of all derivative financial instruments used to hedge these balance sheet items as the resulting amounts would largely offset each other. As of September 30, 2008, we calculated a hypothetical after-tax loss of $25.6 million, compared to a hypothetical after-tax loss of $26.9 million at June 30, 2008. If currency rates actually change in a manner similar to the assumed change in the foregoing calculation, the hypothetical calculated loss would be more than offset by the recognition of higher U.S. dollar equivalent foreign revenues. Actual gains and losses in the future could, however, differ materially from this analysis, based on changes in the timing and amount of currency rate movements and actual exposures and hedges.

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

Due to recent global economic conditions, especially within the financial services industry, there is the possibility of a significant increase in non-payment risk associated with our foreign exchange trading partners. Therefore, we conducted a sensitivity analysis with respect to the value of our outstanding trade portfolio, incorporating an increased indication of credit risk well in excess of that which was recently experienced in the markets. The result of this analysis showed an immaterial impact on the portfolio’s value.

For further information on our market risks, refer to the discussion contained in the management’s discussion and analysis section of our 2008 Annual Report to Stockholders (which discussion is incorporated in this quarterly report by reference).

Forward-Looking Statements and Risk Factors

Some statements contained in, or incorporated by reference in, this report are forward-looking and are subject to a variety of risks and uncertainties. Similarly, the press releases we issue and other public statements we make from time to time may contain language that is forward-looking. These forward-looking statements may be identified by the use of forward-looking words or phrases such as “forecast,” “believe,” “expect,” “intend,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. The forward-looking statements contained in this report, including statements regarding the pending merger with Invitrogen, are based on our current expectations and those made at other times will be based on our expectations when the statements are made. We cannot guarantee that any forward-looking statements will be realized.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from anticipated results or other expectations expressed in forward-looking statements. We also note that achievement of anticipated results or expectations in forward-looking statements is subject to the possibility that assumptions underlying forward-looking statements will prove to be inaccurate. Investors should bear this in mind as they consider forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described below. We note that we or our business could be affected by other risks and uncertainties that are not currently known to us or that we have not disclosed because currently we think they are immaterial.

Failure to complete our pending merger with Invitrogen will subject us to financial risks and could cause the price of Applied Biosystems stock to decline. We have entered into a merger agreement, dated as of June 11, 2008, as amended by a first amendment dated as of September 9, 2008, and by a second amendment dated as of October 15, 2008, with Invitrogen Corporation, Atom Acquisition, LLC, a direct wholly-owned subsidiary of Invitrogen, and Atom Acquisition Corporation, an indirect wholly-owned subsidiary of Invitrogen. The proposed merger is subject to review by regulatory agencies in the EU and some other foreign jurisdictions, and we cannot provide assurances as to whether we will obtain the necessary clearances or approvals from these agencies or whether those clearances or approvals will impose any conditions on the Company resulting from the merger. We are subject to a number of other risks associated with the pending merger, including the following:

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

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

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

Because the market price of Invitrogen’s common stock will fluctuate prior to completion of the Invitrogen merger, we cannot assure our stockholders as to the market value of the shares of Invitrogen common stock that they will receive upon completion of the merger. The market price of Invitrogen common stock at the time of completion of the merger may vary significantly from the price when we signed the merger agreement, the price when the per share merger consideration was determined, or the price when we and Invitrogen conducted our special stockholder meetings to seek approval of the merger. Pursuant to the merger agreement, if the arithmetic average of the volume-weighted average price of Invitrogen’s common stock on each trading day during the 20 consecutive trading days immediately preceding the third business day prior to the effective time of the merger, or the 20-day VWAP, is less than $46.00 per share, then holders of Applied Biosystems stock who receive all or a portion of their consideration in shares of Invitrogen stock will also receive an additional cash amount of up to $2.31 per share of Invitrogen common stock which they receive in the merger. If, however, the 20-day VWAP is less than $43.69 per share, there will not be any cash paid in addition to the amount described above. Given the extreme volatility of the equity markets during the past several weeks, there can be no assurance as to the market value of the shares of Invitrogen common stock that holders of Applied Biosystems stock will receive upon completion of the merger.

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

APPLIED BIOSYSTEMS INC.

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

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

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

APPLIED BIOSYSTEMS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS continued

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

These cases are described in further detail in Part I, Item 3, of our 2008 Annual Report on Form 10-K under the heading “Legal Proceedings–Commercial Litigation,” as updated by the information in Part II, Item 1 of this report. The cost of litigation and the amount of management time associated with these cases is expected to be significant. These matters might not be resolved favorably. If they are not resolved favorably, we could be enjoined from selling the products or services in question or other products or services as a result, and monetary or other damages could be assessed against us. These outcomes could harm our business or financial condition.

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

APPLIED BIOSYSTEMS INC.

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

APPLIED BIOSYSTEMS INC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to potential loss from exposure to market risks represented principally by changes in foreign exchange rates, interest rates, and equity prices. Please refer to the market risks section of the management’s discussion and analysis included on pages 28-29 of this report. Additional information can also be found in the market risk section of the management’s discussion and analysis included on pages 38-39 of our 2008 Annual Report to Stockholders (which section is incorporated in this report by reference).

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the first quarter of our 2009 fiscal year, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to achieve their stated purpose. However, there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Internal Control Over Financial Reporting

We are responsible for maintaining internal control over financial reporting, as defined by the Securities and Exchange Commission in its Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Based on an evaluation of internal control over financial reporting by our management, we have not identified any changes made to our internal control over financial reporting during the first quarter of our 2009 fiscal year, which is our last fiscal quarter and the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various lawsuits, arbitrations, investigations, and other legal actions from time to time with both private parties and governmental entities. These legal actions currently involve, for example, commercial, intellectual property, antitrust, environmental, securities, and employment matters. We disclosed information about some of our legal actions in Part I, Item 3, of our 2008 Annual Report on Form 10-K. Set forth below is an update to those disclosures. For additional information about our legal proceedings, refer to Note 13 to our Unaudited Condensed Consolidated Financial Statements in Part I of this report.

We believe that we have meritorious defenses against the claims currently asserted against us, including the ongoing claims described in our 2008 10-K as updated by the disclosures in this report, and we intend to defend them vigorously. However, the outcome of legal actions is inherently uncertain, and we cannot be sure that we will prevail in our defense of claims currently asserted against us. An adverse determination in the cases we are currently defending, particularly the claims against us described in Item 3 of our 2008 10-K under the heading “Commercial Litigation,” as updated by the disclosures in this report, could have a material adverse effect on us.

Molecular Diagnostics Laboratories filed a class action complaint against us, Hoffmann-La Roche Inc., and Roche Molecular Systems, Inc. in the U.S. District Court for the District of Columbia on September 23, 2004, and filed an amended complaint on July 5, 2006. The amended complaint alleges anticompetitive conduct in connection with the sale of Taq DNA polymerase. The anticompetitive conduct is alleged to arise from the prosecution and enforcement of U.S. Patent No. 4,889,818. This patent is assigned to Roche Molecular Systems, with whom we have a commercial relationship covering, among other things, this patent and the sale of Taq DNA polymerase. The complaint seeks monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper. On July 5, 2006, the court certified the case as a class action. On September 26, 2008, we, Hoffmann-LaRoche, and Roche Molecular Systems entered into a settlement agreement with Molecular Diagnostics Laboratories. On October 10, 2008, the court preliminarily approved the settlement agreement. However, because this is a class action litigation, the court’s final approval of the settlement agreement is subject to, among other things, notice to class members, the court’s consideration of their objections to the agreement, if any, and related court proceedings.

On June 30, 2008, Corbett Life Science, Corbett Robotics Inc., and Corbett Research Pty Ltd. filed a complaint against us in the U.S. District Court for the Northern District of California seeking a declaratory judgment of non-infringement, invalidity, and unenforceability of our U.S. Patent No. 6,814,934, which relates to instruments for real-time PCR detection. The complaint also seeks costs, expenses and other relief as the court deems proper. On September 23, 2008, we answered the complaint and counterclaimed that the Corbett parties make, use, sell, and offer for sale instruments for real-time PCR detection that infringe the ’934 patent. We are seeking monetary damages, costs, expenses, injunctive relief, and other relief as the court deems proper.

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

The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the heading “Forward-Looking Statements and Risk Factors” in Item 2 of Part I of this report. That description amends and restates the risk factors associated with our business that were previously disclosed in Item 1A of Part I of our 2008 Annual Report on Form 10-K. There have not been any material changes to these risk factors since they were disclosed in our 2008 10-K. We note that there may be additional risks and uncertainties that could affect us or our business that are not currently known to us or that we have not disclosed because currently we think they are immaterial.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information regarding our purchases of shares of Applied Biosystems stock during the first quarter of fiscal 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
July 1-July 31, 2008	-	-	-	$500 million
August 1-August 31, 2008	55,724	$36.24	-	$500 million
September 1-September 30, 2008	-	-	-	$500 million
Total	55,724	$36.24	-	$500 million

(1)	Share repurchases reported in this column consist of (a) 4,848 shares tendered by an employee in August 2008 to pay taxes relating to the vesting of a restricted stock award, and (b) 50,876 shares tendered by employees in August 2008 to pay taxes related to the vesting of restricted stock units.

(2)	On April 26, 2007, we announced that our Board of Directors authorized the repurchase of up to 18,400,000 shares of Applied Biosystems stock, in addition to the authorization described in footnote (3) below. On August 8, 2007, we announced that our Board of Directors increased this authorization to $1.2 billion (in the aggregate, including approximately $100 million of Applied Biosystems stock previously repurchased under the authorization prior to the increase), which at market prices on that date represented approximately 20% of the outstanding shares of Applied Biosystems stock, or double the authorization prior to the increase. The increased authorization has no time restrictions and delegates to Company management discretion to purchase shares at times and prices it deems appropriate through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. Subsequent to the increase in the authorization, we engaged in an Accelerated Share Repurchase Transaction with Morgan Stanley & Co. Incorporated. Pursuant to this transaction, we paid Morgan Stanley $600 million, plus transaction costs, in exchange for a total of approximately 17.9 million shares at an average price per share of $33.5276, excluding transaction costs. This transaction was completed in January 2008. The dollar value reported in this column represents the maximum dollar value of shares that could have been repurchased under the increased authorization at the end of each month of the first fiscal quarter taking into account the completed Accelerated Share Repurchase Transaction.

(3)	We previously announced that our Board of Directors has authorized the repurchase of shares of Applied Biosystems stock from time to time to replenish shares issued under our various employee stock benefit plans. This authorization has no set dollar or time limits and delegates to our management discretion to purchase shares at times and prices it deems appropriate through open market or negotiated purchases. Accordingly, the amounts in this column do not reflect this authorization. No shares were purchased under this authorization during the first quarter of our 2009 fiscal year.

(4)	We have entered into a merger agreement, dated as of June 11, 2008, as amended by a first amendment dated as of September 9, 2008, and by a second amendment, dated as of October 15, 2008, with Invitrogen Corporation, Atom Acquisition, LLC, a direct wholly-owned subsidiary of Invitrogen, and Atom Acquisition Corporation, an indirect wholly-owned subsidiary of Invitrogen. Under the merger agreement, we are restricted from repurchasing shares of Applied Biosystems stock, including pursuant to the authorizations described in footnotes (2) and (3) above.

Item 6.    Exhibits.

2.1	Amendment No. 1, dated as of September 9, 2008, to the Agreement and Plan of Merger, dated as of June 11, 2008, by and among Invitrogen Corporation, Atom Acquisition, LLC, and Applied Biosystems Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 9, 2008, and filed September 10, 2008 (Commission file number 001-04389)).

2.2	Amendment No. 2, dated as of October 15, 2008, to the Agreement and Plan of Merger, dated as of June 11, 2008, as amended by Amendment No. 1, dated as of September 9, 2008, by and among Invitrogen Corporation, Atom Acquisition, LLC, Atom Acquisition Corporation, and Applied Biosystems Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated October 15, 2008, and filed October 15, 2008 (Commission file number 001-04389)).

13	Annual Report to Stockholders for the fiscal year ended June 30, 2008, to the extent incorporated herein by reference (incorporated by reference to Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (Commission file number 001-04389)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED BIOSYSTEMS INC.

By:	/s/ Dennis L. Winger
Dennis L. Winger
Senior Vice President and Chief Financial Officer

By:	/s/ Ugo D. DeBlasi
Ugo D. DeBlasi
Vice President and Controller
(Chief Accounting Officer)

Dated:  November 6, 2008

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